Form 10-Q
period 2001-06-30
OMNICELL INC /CA/
filed 2001-09-20
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-33043

Omnicell, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2960387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 East Meadow Drive
Palo Alto, California 94303
(650) 251-6100
(Address, including zip code, of registrant's principal executive offices and registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of September 17, 2001 there were 21,548,970 shares of the Registrant's Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,402	$9,681
Short-term investments	2,330	2,286
Accounts receivable, net	14,902	11,036
Inventories	13,634	10,414
Prepaid expenses and other current assets	2,960	2,728

Total current assets	36,228	36,145

Property and equipment, net	5,238	4,913
Other assets	5,988	2,847

Total assets	$47,454	$43,905

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable	$4,925	$4,416
Accrued liabilities	16,235	16,065
Note payable to bank	3,000	—
Deferred revenue	5,097	3,233
Deferred gross profit	25,776	25,847
Current portion of notes payable	2,011	37

Total current liabilities	57,044	49,598
Notes payable	6,384	8,376
Other long-term liabilities	724	842
Commitments and contingencies
Redeemable convertible preferred stock	10,113	10,113
Stockholders' net capital deficiency:
Convertible preferred stock	62,392	62,392
Common stock	12,293	11,728
Deferred stock compensation	(1,065)	(1,775)
Notes receivable from stockholders	(4,578)	(4,578)
Accumulated deficit	(95,854)	(92,795)
Accumulated other comprehensive income	1	4

Total stockholders' net capital deficiency	(26,811)	(25,024)

Total liabilities, redeemable convertible preferred stock and stockholders'
net capital deficiency	$47,454	$43,905

(1)
Derived from the December 31, 2000 audited consolidated balance sheet included in the Registration Statement on Form S-1, Registration No. 333-57024, of Omnicell, Inc. as filed with the Securities and Exchange Commission.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Product revenues	$18,549	$14,520	$35,275	$26,972
Service and other revenues	2,291	1,853	4,552	3,887

Total revenues	20,840	16,373	39,827	30,859

Cost of revenues:
Cost of product revenues	6,592	4,149	12,013	8,733
Cost of service and other revenues	1,649	2,124	3,387	4,221

Total cost of revenues	8,241	6,273	15,400	12,954

Gross profit	12,599	10,100	24,427	17,905

Operating expenses:
Research and development	2,903	2,502	5,436	5,958
Selling, general, and administrative	10,202	11,856	20,303	23,256
Amortization of deferred stock compensation	429	—	857	—

Total operating expenses	13,534	14,358	26,596	29,214

Loss from operations	(935)	(4,258)	(2,169)	(11,309)
Interest income	106	257	290	516
Interest expense	(357)	(478)	(1,128)	(1,058)

Loss before provision for income taxes	(1,186)	(4,479)	(3,007)	(11,851)
Provision for income taxes	25	25	50	50

Net loss	$(1,211)	$(4,504)	$(3,057)	$(11,901)

Net loss per common share—basic and diluted	$(0.43)	$(2.43)	$(1.11)	$(5.74)

Weighted average common shares outstanding—basic and
diluted	2,825	1,852	2,749	2,074

See accompanying notes.

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Operating activities:
Net loss	$(3,057)	$(11,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	991	1,722
Amortization	90	90
Amortization of deferred stock compensation	857	—
Accretion of short-term investments	(6)	—
Changes in assets and liabilities:
Accounts receivable, net	(3,866)	(6,266)
Inventories	(3,221)	1,159
Prepaid expenses and other current assets	(231)	(12)
Other assets	(3,141)	(49)
Accounts payable	509	1,297
Accrued liabilities	170	(2,042)
Deferred revenue	1,864	714
Deferred gross profit	(71)	224
Notes payable	(18)	—
Notes receivable from stockholders	—	(3,591)
Other liabilities	(118)	(18)

Net cash used in operating activities	(9,248)	(18,673)

Investing activities:
Purchases of short-term investments	(4,055)	(7,383)
Maturities of short-term investments	4,011	99
Purchases of property and equipment	(1,406)	(3,660)

Net cash used in investing activities	(1,450)	(10,944)

Financing activities:
Proceeds from issuance of common stock	419	5,434
Proceeds from issuance of Series K preferred stock	—	28,534
Redemption of redeemable convertible preferred stock	—	(4,500)
Note payable to bank	3,000	—

Net cash provided by financing activities	3,419	29,468

Net decrease in cash and cash equivalents	(7,279)	(149)
Cash and cash equivalents at beginning of period	9,681	2,546

Cash and cash equivalents at end of period	$2,402	$2,397

Supplemental disclosures of non-cash financing activities:
Redemption of preferred stock offset with receivables	—	$553

Supplemental cash flow information:
Cash paid for interest	$367	$1,039

See accompanying notes.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Description of the Company

    Omnicell, Inc. ("Omnicell" or the "Company") was incorporated in the State of California in September 1992 under the name OmniCell Technologies, Inc. In September 1999, the Company changed its name to Omnicell.com and in August 2001, reincorporated in Delaware and changed its name to Omnicell, Inc.

    The Company provides an integrated suite of clinical infrastructure and workflow automation solutions for healthcare facilities. These solutions include automation systems, clinical reference tools, an Internet-based procurement application and decision support capabilities. The Company sells and leases its products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and alternate care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics.

    The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

    The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Revenue Recognition

    Revenues are derived primarily from sales of pharmacy and supply systems and subsequent service agreements. The Company markets these systems for sale or for lease. Pharmacy and supply system sales, which are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," are recognized upon completion of Omnicell's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate annual service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred revenue represents amounts received under service agreements for which the services have not yet been performed. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on pharmacy and supply systems sales for which customer acceptance has occurred but the Company's installation obligation has not yet been fulfilled. Installation costs are recorded to cost of goods sold when incurred.

    Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant in the three- and six-month periods ended June 30, 2001 and 2000, and are included in service and other revenues.

Segment Information

    The Company reports segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: pharmacy and supply systems. A second operating segment was created in the second half of 1999 with the introduction of the Company's e-commerce business. The Company's chief operating decision maker reviews information pertaining to reportable segments to the operating income level. There are no significant intersegment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company's long-lived assets are located in the United States.

    For the three- and six- month periods ended June 30, 2001 and 2000, substantially all of the Company's total revenues and gross profit were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in the six-month periods ended June 30, 2001 and 2000. The operating loss generated by the segment was approximately $2.6 million and $6.6 million in the six-month periods ended June 30, 2001 and 2000, respectively.

Stock Split

    All common stock share and per share amounts have been restated to reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Net Loss Per Share

    In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share for the year ended December 31, 2000 because of their anti-dilutive effect. The total number of shares excluded from the calculations of diluted net loss per share for the three and six months ended June 30, 2001 was 363,544 and 379,008, respectively. The total number of shares excluded from the calculations of diluted net loss per share for the three and six months ended June 30, 2000 was 194,719 and 58,102, respectively.

    Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from convertible preferred stock and a convertible note that automatically converted upon the closing of the Company's initial public offering using the if-converted method from the original date of issuance.

    The calculation of historical and pro forma basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Historical:
Basic and Diluted
Net loss	$(1,211)	$(4,504)	$(3,057)	$(11,901)

Weighted average shares of common stock outstanding- basic and diluted	3,188	2,047	3,128	2,133

Less: Weighted average shares subject to repurchase	(363)	(195)	(379)	(59)

Weighted average shares outstanding-basic and diluted	2,825	1,852	2,749	2,074

Net loss applicable to common shareholders per common share	$(0.43)	$(2.43)	$(1.11)	$(5.74)

Pro forma basic and diluted:
Net loss	$(1,211)	$(4,504)	$(3,057)	$(11,901)

Shares used above
Adjustment to reflect the weighted average offset of the assumed conversion of the convertible note payable, the redeemable convertible preferred stock and convertible preferred stock	11,497	9,954	11,485	9,916

Weighted average shares used in computing pro forma basic and diluted net loss per share	14,321	11,811	14,234	11,990

Pro forma basic and diluted net loss per common share	$(0.08)	$(0.38)	$(0.21)	$(0.99)

Recently Issued Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which is effective for years beginning after June 15, 2000. SFAS No. 133, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ended December 31, 2001. Management believes that this statement will not have a significant effect on the Company's results of operations or financial condition.

    In June 2001, the FASB issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

    In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. However, equity-method goodwill is not subject to the new impairment rules. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently determining the effect of SFAS 142 on its financial statements.

Note 2. Inventories

    Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$6,090	$4,540
Work-in-process	940	340
Finished goods	6,604	5,534

Total	$13,634	$10,414

Note 3. Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Compensation and related benefits	$2,198	$2,139
Upgrade costs	5,952	5,995
Restructuring costs	162	175
Other liabilities	7,923	7,756

	$16,235	$16,065

Note 4. Note Payable To Bank

    The Company has established a credit facility with a bank that provides it with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility are secured by substantially all of Company's assets. Interest under the credit agreement is payable at an annual rate equal to our lender's prime rate plus 2.25%. The credit agreement contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2001, the Company had outstanding borrowings of $3.0 million under this credit facility, was eligible to borrow an additional $5.0 million, and was in compliance with the covenants.

Note 5. Deferred Gross Profit

    Deferred gross profit consists of the following (in thousands):

	June 30, 2001	December 31, 2000
Sales of pharmacy and supply systems, which have been accepted but not yet installed	$35,014	$34,630
Cost of sales, excluding installation costs	(9,238)	(8,783)

	$25,776	$25,847

Note 6. Deferred Stock Compensation

    Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded deferred stock compensation of approximately $10,000 and $146,000 in the three-month and six-month periods ended June 30, 2001, respectively. These amounts have been reflected as components of stockholders' net capital deficiency and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three- and six-month periods ended June 30, 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Cost of revenues	$20	$40
Research and development expense	73	146
Selling, general and administrative expenses	336	671

Total	$429	$857

Note 7. Comprehensive Income

    Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Net loss	$(1,211)	$(4,504)	$(3,057)	$(11,901)
Foreign currency translation adjustment	—	(3)	(19)	(3)

Comprehensive loss	$(1,211)	$(4,507)	$(3,076)	$(11,904)

Note 8. Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10.0% of revenues in the three or six months periods ended June 30, 2001 or June 30, 2000.

    Two customers accounted for 15.6% and 13.4% of accounts receivable at June 30, 2000. One customer accounted for 12.0% and one leasing company accounted for 48.8% of accounts receivable at June 30, 2001.

Note 9. Subsequent Events

Reverse Stock Split

    On July 31, 2001, we effected a 1-for-1.6 reverse split of our common stock.

Initial Public Offering

    In August 2001, the Company completed its initial public offering of 6.9 million shares of common stock at the initial public offering price of $7.00 per share, raising $43.3 million net of expenses of the underwriting discounts, commissions and offering expenses.

    The Company used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest related to the note held by Baxter Healthcare incurred in connection with the Company's acquisition of the Sure-Med product line in January 1999.

    The Company also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering.

    The Company expects to use the remainder of the net proceeds for the expansion of its sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including potential acquisitions and costs to support its leasing activities to U.S. government entities. The Company currently has no commitments or agreements and is not involved in any negotiations for acquisitions of complementary products, technologies or businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in "Factors That May Affect Future Operating Results" contained elsewhere in this report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Overview

    We were formed in 1992 and began offering our supply systems for sale in 1993. In late 1996, we introduced our Omnicell pharmacy system. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of June 30, 2001, we had installed approximately 19,582 of our pharmacy and supply systems in over 1,179 healthcare facilities.

    We sell our pharmacy and supply systems primarily in the United States. We have a direct sales force organized into six regions in the United States and Canada. We sell through distributors in Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Palo Alto, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

    Sun Healthcare Group, a former significant stockholder, was previously a significant customer of ours, representing 19.7% of our total revenues in 1997, 20.5% in 1998, 9.6% in 1999 and 2.9% in 2000. Sun Healthcare filed for Chapter 11 bankruptcy protection in the third quarter of 1999. We do not anticipate any significant revenue from Sun Healthcare in 2001 or in future years.

Revenues

    Customers acquire our pharmacy and supply systems either through an outright purchase or a non-cancelable long-term lease, which typically has a term of 60 months. We bill our customers upon delivery and acceptance of our pharmacy and supply systems and recognize revenue when the systems are installed. Generally, we try to install our pharmacy and supply systems within three to six months after shipment, but installation, at the customer's request, can be delayed for a year or more. Some customers experience delays in installation due to site construction and delays in receiving interfaces from third parties.

    Typically, we will sell our customer lease agreements on a non-recourse basis to third-party leasing companies. Lease revenue is recognized in the amount funded by the leasing company. As part of the initial sale of our pharmacy and supply systems, customers typically sign a one-year service agreement, and service revenues are recognized over the term of these agreements. Service and other revenues also include month to month rentals of our pharmacy and supply systems, amortization of upfront fees received from certain distributors of our pharmacy and supply systems and monthly subscription fees from hospitals utilizing our Internet-based procurement application.

    Deferred gross profit on our balance sheet represents pharmacy and supply systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. Deferred gross profit is not equal to gross margin because it does not include installation costs, which are incurred and recorded in the period when revenue is recognized. Our installation process typically takes a week or less to complete.

    Revenues from our pharmacy and supply systems are difficult to forecast because the sales cycle, from initial assessment to product installation, involves a significant commitment of capital and time, varies substantially from customer to customer and can take more than one year. The order approval process of our customers is subject to internal procedures associated with large capital expenditures and the time associated with accepting new technologies. For these and other reasons, the sales cycle associated with the purchase of our pharmacy and supply systems is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews over which we have little or no control.

Costs and Expenses

    Our current expense levels are based, in part, on our expectations of higher future revenue levels. If revenue levels are below expectations, operating results are likely to be disproportionately impacted given our significant investment in infrastructure. We have never achieved profitability on an annual operating basis, and our current revenues and gross profit are not sufficient to support our operating expenses. Based on the foregoing, we believe that period to period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Costs of service and other revenue include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Direct materials and installation costs are mostly variable. Manufacturing labor and overhead remain relatively fixed over ranges of production volume. The cost of service and spare parts has increased as the size of our installed base of customers increases.

    Our research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are personnel- or facilities-related and are relatively fixed. Prototyping and consulting expenses will vary depending on the stage of completion of various engineering and development projects.

    Our selling, general and administrative expenses include costs to support the sales, marketing, field operations and customer support and administration organizations. Most of these costs are personnel- or facilities-related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability. Other expenditures, such as advertising, promotions and consulting, are neither fixed nor variable and will fluctuate depending on product introductions, promotional programs and trade shows.

    Our policy is to use the graded vesting method for recognizing compensation costs for fixed awards with pro rata vesting. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straightline method.

Results of Operations

    The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Product revenues	89.0%	88.7%	88.6%	87.4%
Service and other revenues	11.0	11.3	11.4	12.6

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	31.6	25.3	30.2	28.3
Cost of service and other revenues	7.9	13.0	8.5	13.7

Total cost of revenues	39.5	38.3	38.7	42.0

Gross profit	60.5	61.7	61.3	58.0

Operating expenses:
Research and development	13.9	15.3	13.6	19.3
Selling, general, and administrative	48.9	72.4	51.0	75.4
Amortization of deferred stock compensation	2.1	—	2.2	—

Total operating expenses	64.9	87.7	66.8	94.7

Loss from operations	(4.5)	(26.0)	(5.5)	(36.7)
Interest income	0.5	1.5	0.7	1.7
Interest expense	(1.7)	(2.9)	(2.8)	(3.4)

Loss before provision for income taxes.	(5.7)	(27.4)	(7.6)	(38.4)
Provision for income taxes	0.1	0.1	0.1	0.2

Net loss	(5.8)%	(27.5)%	(7.7)%	(38.6)%

Revenues

    Total revenues.  Total revenues increased 27.3% to $20.8 million for the three months ended June 30, 2001 from $16.4 million for the same period in 2000. Total revenues increased 29.1% to $39.8 million for the six months ended June 30, 2001 from $30.9 million for the six months ended June 30, 2000.

    Product revenues increased 27.7% to $18.5 million for the three months ended June 30, 2001 from $14.5 million for the same period in 2000. Product revenues increased 30.8% to $35.3 million for the six months ended June 30, 2001 from $27.0 million for the same period in 2000. The increase in product revenues for the three and six months ended June 30, 2001 was due primarily to increases in the number of installed pharmacy and supply systems in the 2001 periods compared to the same periods in the prior year.

    Service and other revenues include revenues from service and maintenance contracts, short-term rentals of automation systems, amortization of distributors license fees and monthly subscription fees from hospital customers connected to our internet-based procurement application. Service and other revenues increased 23.6% to $2.3 million for the three months ended June 30, 2001 from $1.9 million for the same period in 2000. Service and other revenues increased 17.1% to $4.6 million for the six months ended June 30, 2001 from $3.9 million for the same period in 2000. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of short-term rentals. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems.

Cost of Revenues

    Total Cost of Revenues.  Total cost of revenues increased 31.4% to $8.2 million for the three months ended June 30, 2001 from $6.3 million in the same prior year period. Total cost of revenues increased 18.9% to $15.4 million for the six months ended June 30, 2001 from $13.0 million for the same prior year period. For the three months ended June 30, 2001, cost of revenues was 39.5% of total revenues as compared to 38.3% in the prior year period. For the six months ended June 30, 2001, cost of revenues was 38.7% of total revenues as compared to 42.0% in the prior year period.

    Cost of Product Revenues.  Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Cost of product revenues increased 58.9% to $6.6 million for the three months ended June 30, 2001 from $4.1 million in the same prior year period. Cost of product revenues increased 37.6% to $12.0 million for the six months ended June 30, 2001 from $8.7 million for the same prior year period. Gross profit on product sales was $12.0 million, or 64.5% of product revenues, for the three months ended June 30, 2001 as compared to $10.4 million, or 71.4% of product revenues, in the three months ended June 30, 2000. Gross profit on product sales was $23.3 million, or 65.9% of product revenues, in the first six months of 2001 as compared to $18.2 million, or 67.6% of product revenues, in the first six months of 2000. The decrease in the gross profit percentage on product revenues for the three and six months ended June 30, 2001 from the 2000 periods was due partially to an increase in the mix of products sold through lower margin leases as compared to purchased products, added costs to install Sure-Med products and non-recurring inventory adjustments.

    Cost of Service Revenues.  Costs of service and other revenue include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service revenues decreased 22.4% to $1.6 million for the three months ended June 30, 2001 from $2.1 million same period in the prior year. Cost of service revenues decreased 19.8% to $3.4 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000. For the three months ended June 30, 2001 gross margin on service revenues was $0.6 million, or 28.0% of service revenues as compared to $(0.3) million, or (14.6)% of service revenues, for the same period in 2000. For the six months ended June 30, 2001, gross margin on service revenues was $1.2 million, or 25.6% of service revenues, as compared to $(0.3) million, or (0.9)% of service revenues, in the same period in 2000. The declines in cost of service revenues for the three and six months ended June 30, 2001 on an absolute dollar basis were attributable to a lower volume of Sure-Med installation kits which are more costly than Omnicell automation systems installation kits. During the six months ending June 30, 2000, an unusually large percentage of Sure-Med units were installed including units which had been shipped by Baxter Healthcare prior to January 1999. We were responsible for installing these Sure-Med systems and for providing the required installation kits.

Operating Expenses

    Research and Development.  Research and development expenses increased 16.0% to $2.9 million for the three months ended June 30, 2001 from $2.5 million for the same period in 2000. The increase is due to a reduction in the amount of software development costs that were capitalized. In the three months ended June 30, 2001, no software development costs were capitalized as compared to $0.5 million for the same period in the prior year. To date, we have capitalized $0.9 million in software development costs. Research and development expenses decreased 8.8% to $5.4 million for the six months ended June 30, 2001 from $6.0 million for the same period in the prior year. The decrease in research and development expenses for the six months ended June 30, 2001 from the same period in 2000 resulted primarily from decreased spending for development of our internet-based procurement application. Research and development expenses decreased as a percentage of total revenues to 13.9% from 15.3% for the three months ended June 30, 2001 and 2000, respectively, due primarily to the increase in total revenues during the periods. Research and development expenses decreased as a percentage of total revenues to 13.6% from 19.3% for the six months ended June 30, 2001 and 2000, respectively, due primarily to decreased internet-related spending combined with the increase in total revenues during the periods. We anticipate that research and development expenses will increase modestly in absolute dollars for the remainder of 2001.

    Selling, General and Administrative.  Selling, general and administrative costs decreased 14.0% to $10.2 million for the three months ended June 30, 2001 from $11.9 million for the period in the prior year. Selling, general and administrative costs decreased 12.7% to $20.3 million for the six months June 30, 2001 from $23.3 million for the same period in the prior year. Selling, general and administrative expenses decreased on an absolute dollar and percentage of revenue basis primarily as the result of decreased spending in sales and marketing for the internet-based procurement application, and decreases in marketing expenses for advertising and trade shows. We anticipate that selling, general and administrative will remain at the same level in absolute dollars for the remainder of 2001.

    Amortization of Deferred Stock Compensation.  We incurred stock compensation charges of $429,000 and $857,000 for the three and six months ended June 30, 2001, respectively, as compared to none in the same three and six months periods in the prior year. Deferred stock compensation totals approximately $2.7 million and represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, and is amortized as the options vest. We expect deferred compensation charges of approximately $1.1 million as of June 30, 2001 will be amortized using the graded vesting method over the vesting period of generally two to four years.

Interest Income (Expense), Net

    Interest income decreased to $106,000 and $290,000 for the three and six months ended June 30, 2001, respectively from $257,000 and $516,000 for the three and six months ended June 30, 2000, respectively. The decrease was primarily due to decreased earnings on lower interest-bearing invested cash balances.

    Interest expense decreased to $357,000 for the three months ended June 30, 2001 from $478,000 for the three months ended June 30, 2000. The decrease was due primarily to the deferral of payment of interest that was to be paid in the quarter in connection with the redemption of preferred stock. Interest expense remained relatively unchanged at approximately $1.1 million for the six months ended June 30, 2001 and 2000.

Provisions for Income Taxes

    A provision for state income taxes was recorded in each of the three- and six-month periods ended June 30, 2001 and 2000.

Liquidity and Capital Resources

    Prior to the completion of our initial public offering of common stock in August 2001, we financed our operations primarily through the private placement of equity securities, as well as through equipment financing and secured loan arrangements. Through June 30, 2001, we had raised approximately $81.0 million from the private placement of equity securities, net of redemptions. This includes net proceeds of approximately $28.6 million from an equity financing in the first quarter of 2000.

    As of June 30, 2001, our principal sources of liquidity included approximately $4.7 million in cash, cash equivalents and short-term investments and $5 million under our revolving credit facility. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

    In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the initial public offering price of $7.00 per share, raising $43.3 million net of expenses of the underwriting discounts, commissions and offering expenses.

    In connection with the acquisition of the Sure-Med product line, we incurred a note payable to Baxter Healthcare of approximately $7.9 million, secured by substantially all of the assets supporting the Sure-Med product line. A portion of the proceeds from our initial public offering was used to repay the Baxter Healthcare note in full.

    We have established a credit facility with a bank that provides us with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility would be secured by substantially all of our assets. Interest under the credit agreement is payable at an annual rate equal to our lender's prime rate plus 2.25%. Our credit agreement contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2001, we had outstanding borrowings of $3.0 million under this credit facility, which were repaid in full with a portion of the proceeds from our initial public offering.

    We used cash of $9.2 million in operating activities in the first six months of 2001 compared to $18.7 million used in operating activities in the first six months of 2000. Inventories increased $3.2 million to support future business. The net loss of $11.9 million for the six months ended June 30, 2000 included non-cash charges for depreciation and amortization of $1.8 million and amortization of deferred compensation of $3.6 million. The net loss of $3.1 million for the first six months ended June 30, 2001 included non-cash charges for depreciation and amortization of $1.1 million and a stock-based compensation charge of $0.9 million.

    In January 1999, Sun Healthcare exercised its right to have us redeem its 1,802,000 shares of Series J Preferred Stock in ten equal quarterly installments beginning in March 1999. Through June 30, 2001 we had redeemed 1,081,200 shares of Series J redeemable convertible preferred stock from Sun Healthcare for $15.2 million plus interest of $2.7 million. Cash of $11.6 million was used to satisfy this redemption, with the balance paid by offsetting Sun Healthcare's outstanding accounts receivable balances. All payments had been made except the four quarterly redemption payments of $2.5 million each that were due in September 2000, December 2000, March 2001 and June 2001, which we were not obligated to make because we did not meet certain balance sheet tests under California law. These four payments, totaling $10.1 million, were made with a portion of the proceeds from our initial public offering.

    We have not paid any significant amount of taxes to date. As of June 30, 2001, we had a net operating loss carryforward for U.S. income tax purposes of approximately $38.0 million, expiring beginning in 2009. There are certain limitations on the use of this net operating loss carryforward.

    We may be required to raise additional capital through the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Recently Issued Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which is effective for years beginning after June 15, 2000. SFAS No. 133, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ended December 31, 2001. Management believes that this statement will not have a significant effect on the Company's results of operations or financial condition.

    In June 2001, the FASB issued SFAS 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16 ("APB 16"), "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using one method, the purchase method. This Statement requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion. SFAS 141 also requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This Statement does not change many of the provisions of APB 16 and SFAS 38 related to the application of the purchase method. Also, SFAS 141 does not change the requirement to write off certain research and development assets acquired in a business combination as required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

    In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which supersedes APB 17, "Intangible Assets." SFAS 142 addresses the accounting treatment for goodwill and other intangible assets acquired individually or with a group of other assets upon their acquisition, but not acquired in a business combination. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life; rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. However, equity-method goodwill is not subject to the new impairment rules. Also, if the benefit of an intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, an acquired intangible asset should be separately recognized. The terms of SFAS 142 are effective as of the beginning of the first quarter of the fiscal year beginning after December 15, 2001. Certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently determining the effect of SFAS 142 on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio, which is comprised solely of highly rated, short-term investments. We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

    We are exposed to interest rate risk, as we use additional debt financing periodically to fund capital expenditures. The interest rate that we may be able to obtain on debt financings will depend on market conditions at that time and may differ from the rates we have secured in the past.

Factors That May Affect Future Operating Results

Any reduction in the growth and acceptance of our pharmacy and supply systems and related services would harm our business.

    Our pharmacy and supply systems represent a relatively new approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of pharmacy and supply management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our pharmacy and supply systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our pharmacy and supply systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our pharmacy and supply systems and related services and harm our business. We cannot assure you that we will continue to be successful in marketing our pharmacy and supply systems or that the level of market acceptance of such systems will be sufficient to generate operating income.

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services.

    The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers' information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services would be adversely affected.

    Many healthcare providers have consolidated to create larger healthcare delivery organizations with greater market power. If this consolidation continues, it could erode our customer base and could reduce the size of our target market. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.

    Sun Healthcare Group, Inc., a customer that has accounted for a significant percentage of our sales over the past five years, filed for Chapter 11 bankruptcy protection in 1999. Revenues from Sun Healthcare were significantly reduced in 2000, and we do not expect any purchases of our products and services by Sun Healthcare in 2001 or future years.

The clinical infrastructure and workflow automation market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

    The clinical infrastructure and workflow automation market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the clinical infrastructure and workflow automation market include Pyxis Corporation (a division of Cardinal Health) and Automated Healthcare (a division of McKessonHBOC).

    The competitive challenges we face in the clinical infrastructure and workflow automation market include, but are not limited to:

  •
  Our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services.

  •
  Certain competitors have greater name recognition and a more extensive installed base of pharmacy and supply systems or other products and services, and such advantages could be used to increase their market share.

  •
  Other established or emerging companies may enter the clinical infrastructure and workflow automation market.

  •
  Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer products and services to address the needs of our prospective customers.

  •
  Our competitors may secure products and services from suppliers on more favorable terms or secure exclusive arrangements with suppliers or buyers that may impede the sales of our products and services.

    Competitive pressures could result in price reductions of our products and services, fewer customer orders and reduced gross margins, any of which could harm our business.

We have a history of operating losses and we cannot assure you that we will achieve profitability.

    For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million and $20.8 million in 1999 and 2000, respectively. As of June 30, 2001, we had an accumulated deficit of approximately $95.9 million. There can be no assurance we will achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to manage our growing and changing operations, our competitive position, results of operations and financial condition could be harmed.

    During 2000, we experienced a period of significant fluctuation in our number of employees and expansion of the scope of our operating and financial systems. This has resulted in new and increased responsibilities for management personnel. To accommodate our changing operations, compete effectively and manage potential future growth, we must continue to implement and improve our information systems, procedures and controls, and we must hire competent and qualified personnel. In addition, we must train, motivate and manage our workforce to meet the increasing challenge of expanding our automation solutions business. These demands will require the addition of new management personnel and the training of existing management personnel, including information systems, sales, technical, service support and financial reporting personnel. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future operations. Failure to manage our growing and changing operations could harm our competitive position, results of operations and financial condition.

Our quarterly operating results may fluctuate significantly and may cause our stock price to decline.

    Our quarterly operating results have varied significantly in the past and may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

  •
  the size and timing of orders for our pharmacy and supply systems, and their installation and integration;

  •
  the overall demand for healthcare clinical infrastructure and workflow automation solutions;

  •
  changes in pricing policies by us or our competitors;

  •
  the number, timing and significance of product enhancements and new product announcements by us or our competitors;

  •
  the relative proportions of revenues we derive from products and services;

  •
  our customers' budget cycles;

  •
  changes in our operating expenses;

  •
  the performance of our products;

  •
  changes in our business strategy; and

  •
  economic and political conditions, including fluctuations in interest rates and tax increases.

    Due to the foregoing factors, our quarterly revenues and operating results are difficult to forecast. Revenues are also difficult to forecast because the clinical infrastructure and workflow automation market is rapidly evolving.

    The purchase of our pharmacy and supply systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our pharmacy and supply systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our pharmacy and supply systems is often lengthy and subject to a number of delays over which we have little or no control of. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our pharmacy and supply systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we recently experienced revenue growth, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.

    Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. In particular, we will need to hire a number of information technology, research and development, programming and engineering personnel to assist in the continued development of our business. As our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel is intense and we cannot assure you that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.

    We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC and Consorta Catholic Resources Partners, that enable us to more readily sell our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of our relationship with Premier, for example, could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and we cannot guarantee that they will not terminate our contracts before they expire.

We depend on a limited number of suppliers for our pharmacy and supply systems and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

    Our production strategy for our pharmacy and supply systems is to work closely with several key sub-assembly manufacturers and utilize lower cost manufacturers whenever possible. Although many of the components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications. At any given point in time, we may only use a single source of supply for certain components. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products would limit our ability to manufacture our products and could harm our business. In addition, any failure of a maintenance contractor to perform adequately could harm our business.

We depend on services from third parties to support our products, and if we are unable to continue these relationships and maintain their services, our competitive position, results of operations and financial condition could be harmed.

    Our ability to develop, manufacture and support our existing products and any future products depends upon our ability to enter into and maintain contractual arrangements with others. We currently depend upon services from a number of third-party vendors, including Dade Behring, Inc., to support our products. We cannot be sure that we will be able to maintain our existing or future service arrangements, or that we will be able to enter into future arrangements with third parties on terms acceptable to us, or at all. If we fail to maintain our existing service arrangements or to establish new arrangements when and as necessary, our competitive position, results of operations and financial condition could be harmed.

If we are unable to successfully integrate our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.

    For healthcare facilities to fully benefit from our automation solutions, our systems must integrate with their existing information systems. This may require substantial cooperation, investment and coordination on the part of our customers. There is little uniformity in the systems currently used by our customers, which complicates the integration process. If these systems are not successfully integrated, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business.

Any deterioration in our relationship with Commerce One would adversely affect our Internet-based procurement capabilities.

    We have entered into an agreement with Commerce One, Inc., a provider of business-to-business technology solutions that link buyers and suppliers of goods and services to trading communities over the Internet. Our agreement with Commerce One enables us to implement a customized version of Commerce One's BuySite software at customer sites. We cannot be sure that Commerce One will not license its BuySite technology to our competitors. We cannot guarantee that Commerce One will be able to develop and introduce enhancements to its products that keep pace with emerging technological developments and emerging industry standards. Moreover, we cannot guarantee that the Commerce One network will not experience performance problems or delays. The failure by Commerce One in any of these areas could harm our Internet-based procurement capabilities.

Our failure to protect our intellectual property rights could adversely affect our ability to compete.

    We believe that our success will depend in part on our ability to obtain patent protection for products and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products, and we intend to continue to pursue such protection in the future. We currently own eleven U.S. patents, two of which are co-owned. In addition, we currently have one U.S. patent allowed and awaiting issue and six U.S. patents in application. The issued patents relate to various features of our pharmacy and supply systems. There are other issued patents and applications in process in Australia, Japan, Hong Kong, Canada and European countries related to issued and pending applications in the United States. There can be no assurance that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property or product liability claims against us could harm our competitive position, results of operations and financial condition.

    We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. We cannot assure you, however, that third parties will not claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of pharmacy and supply systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

    We provide products that build clinical infrastructure and automate workflow. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products is defective, we may be required to recall or redesign such products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

Changing customer requirements could decrease the demand for our products and services.

    The clinical infrastructure and workflow automation market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. As a result, our position in the clinical infrastructure and workflow automation market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could decrease.

We may be required to seek additional financing to meet our future capital needs, which we may not be able to secure on favorable terms, or at all.

    We plan to continue to expend substantial funds for research and development activities, product development, integration efforts and expansion of accounts receivable and sales and marketing activities. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development and marketing of our products or services or in other aspects of our business. Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  the development of new products and services on a timely basis;

  •
  the receipt of and timing of orders for our pharmacy and supply systems;

  •
  the cost of developing increased manufacturing and sales capacity; and

  •
  the timely collection of accounts receivable.

    As a result of the foregoing factors, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that this additional funding, if needed, will be available on terms attractive to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants that could affect our ability to pay dividends or raise additional capital. Our failure to raise capital when needed could harm our competitive position, results of operations and financial condition.

Government regulation of the healthcare industry could adversely affect demand for our products.

    While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration (FDA), we cannot assure you that these products, or our future products, if any, will not be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our pharmacy and supply systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicaid and Medicare funds. The JCAHO does not approve or accredit pharmacy and supply systems; however, disapproval of our customers' pharmacy and supply management methods and their failure to meet the JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

    While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, adopt standards to ensure the integrity and confidentiality of health information and establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations, which will take effect in December 2002. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has not yet issued final rules on most of the other topics under HIPAA and is to issue proposed rules on some topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws or regulations, if adopted, could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet the requirements of any new regulations.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

    Our facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods, power loss, communications failures and similar events. If any disaster were to occur, our ability to operate our business at our facilities would be seriously, or potentially completely, impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternative sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our vendors may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Omnicell is, from time to time, a party to various legal actions arising out of the normal course of business, none of which are material to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the initial public offering price of $7.00 per share, raising $43.3 million, net of expenses of the underwriting discounts, commissions and offering expenses. We currently intend to use a significant portion of the net proceeds for the expansion of sales, marketing, research and development and customer support activities. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest related to the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.4 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of this offering.

    We expect to use the remainder of the net proceeds for working capital and other general corporate purposes, including potential acquisitions and costs to support our leasing activities to U.S. government entities. We currently have no commitments or agreements and are not involved in any negotiations for acquisitions of complementary products, technologies or businesses.

    The amounts that we actually expend on these matters will vary significantly, depending on a number of factors, including future revenue growth, if any, and the amount of cash we generate from operations. As a result, we will retain broad discretion in the allocation of the net proceeds of this offering. Pending use of the net proceeds of this offering, we intend to invest the net proceeds in interest bearing, investment-grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In April 2001, we submitted an information statement to our stockholders in connection with our initial public offering asking them to approve certain matters. By action taken by written consent effective April 16, 2001, our stockholders approved each of these matters, as set forth below. As of the record date for taking such actions, we had outstanding 20,213,112 shares of our common stock, calculated on an as-if-converted to common stock basis. We did not receive written consents from each stockholder. Set forth below are each of the matters voted upon and the results of the voting from the stockholders that returned written consents to us.

  A.
  Approval of an Amendment of our Articles of Incorporation to reduce the conversion price of the preferred stock to common upon the initial public offering of our stock.
  Approved: 13,577,136 Disapproved: 0

  B.
  Approval of the reincorporation of Omnicell into the State of Delaware
  Approved: 13,577,136 Disapproved: 0

  C.
  Approval of an Amendment of our Articles of Incorporation to effect a 1-for-1.6 reverse stock split.
  Approved: 13,577,136 Disapproved: 0

  D.
  Approval of the Amendment of our Certificate of Incorporation to be effective following the initial public offering of our stock.
  Approved: 13,577,136 Disapproved: 0

  E.
  Approval of the Amendment of our 1999 Equity Incentive Plan.
  Approved: 13,577,136 Disapproved: 0

  F.
  Approval of the Amendment of our 1997 Employee Stock Purchase Plan.
  Approved: 13,577,136 Disapproved: 0

  G.
  Approval of the Adoption of Indemnity Agreements for certain of our officers and directors.
  Approved: 13,577,136 Disapproved: 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (1)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2 (2)	Form of Common Stock Certificate

(1)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(2)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)
Reports on Form 8-K. The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC. (Registrant)
Date: September 19, 2001
/s/ ROBERT. Y. NEWELL, IV Robert. Y. Newell, IV Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (1)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2 (2)	Form of Common Stock Certificate

(1)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(2)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
OMNICELL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
OMNICELL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX