Form 10-Q
period 2001-09-30
OMNICELL INC /CA/
filed 2001-11-14
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-33043

Omnicell, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2960387 (I.R.S. Employer Identification No.)

1101 East Meadow Drive
Palo Alto, California 94303
(650) 251-6100
(Address, including zip code, of registrant's principal executive offices and registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 9, 2001 there were 21,616,662 shares of the Registrant's Common Stock outstanding.

OMNICELL, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	December 31, 2000 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,619	$9,681
Short-term investments	200	2,286
Accounts receivable, net	16,552	11,036
Inventories	13,825	10,414
Prepaid expenses and other current assets	4,236	2,728

Total current assets	59,432	36,145
Property and equipment, net	5,128	4,913
Other assets	5,770	2,847

Total assets	$70,330	$43,905

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,719	$4,416
Accrued liabilities	15,307	16,065
Deferred service revenue	6,431	3,233
Deferred gross profit	25,798	25,847
Current portion of notes payable	—	37

Total current liabilities	52,255	49,598
Notes payable	—	8,376
Other long-term liabilities	699	842
Redeemable convertible preferred stock	—	10,113
Stockholders' equity (net capital deficiency):
Convertible preferred stock	—	62,392
Common stock	118,171	11,728
Deferred stock compensation	(858)	(1,775)
Notes receivable from stockholders	(4,578)	(4,578)
Accumulated deficit	(95,360)	(92,795)
Accumulated other comprehensive income	1	4

Total stockholders' equity (net capital deficiency)	17,376	(25,204)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (net capital deficiency)	$70,330	$43,905

(1)
Derived from the December 31, 2000 audited consolidated balance sheet included in the Registration Statement on Form S-1, Registration No. 333-57024, of Omnicell, Inc. as filed with the Securities and Exchange Commission.

See accompanying notes.

OMNICELL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Product revenues	$19,308	$15,162	$54,583	$42,134
Service and other revenues	3,371	2,032	7,923	5,919

Total revenues	22,679	17,194	62,506	48,053

Cost of revenues:
Cost of product revenues	6,970	4,906	18,983	13,639
Cost of service and other revenues	1,389	1,627	4,777	5,848

Total cost of revenues	8,359	6,533	23,760	19,487

Gross profit	14,320	10,661	38,746	28,566

Operating expenses:
Research and development	2,864	2,622	8,299	8,580
Selling, general and administrative	10,803	11,600	31,106	34,856
Amortization of deferred stock compensation	196	406	1,053	406
Restructure charge	—	2,908	—	2,908

Total operating expenses	13,863	17,536	40,458	46,750

Income (loss) from operations	457	(6,875)	(1,712)	(18,184)
Interest income	228	180	518	696
Interest expense	(169)	(686)	(1,296)	(1,744)

Income (loss) before provision for income taxes	516	(7,381)	(2,490)	(19,232)
Provision for income taxes	25	25	75	75

Net income (loss)	$491	$(7,406)	$(2,565)	$(19,307)

Net income (loss) per common share—basic	$0.04	$(3.19)	$(0.59)	$(7.54)

Net income (loss) per common share—diluted	$0.02	$(3.19)	$(0.59)	$(7.54)

Net income (loss) per common share—pro forma	$0.02	$(0.58)	$(0.16)	$(1.48)

Weighted average common shares outstanding—basic	13,971	2,321	4,314	2,562

Weighted average common shares outstanding—diluted	20,052	2,321	4,314	2,562

Weighted average common shares outstanding—pro forma	20,052	12,764	15,969	13,005

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Nine Months Ended
	September 30, 2001	September 30, 2000
Operating activities:
Net loss	$(2,565)	$(19,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,679	2,219
Amortization	—	90
Amortization of deferred stock compensation	1,053	406
Accretion of short-term investments	(3)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,516)	(3,711)
Inventories	(3,411)	1,290
Prepaid expenses and other current assets	(1,508)	248
Other assets	(2,923)	(1,450)
Accounts payable	303	1,893
Accrued liabilities	(758)	(4,455)
Deferred service revenue	3,198	1,221
Deferred gross profit	(49)	911
Other long-term liabilities	(642)	1,731

Net cash used in operating activities	(11,142)	(18,916)

Investing activities:
Purchases of short-term investments	(200)	(4,410)
Maturities of short-term investments	2,286	4,152
Purchases of property and equipment	(1,894)	(1,438)

Net cash provided by (used in) investing activities	192	(1,696)

Financing activities:
Proceeds from issuance of common stock	43,915	1,895
Proceeds from issuance of Series K preferred stock	—	26,001
Redemption of redeemable convertible preferred stock	(10,113)	(1,974)
Note payable	(7,914)	—

Net cash provided by financing activities	25,888	25,922

Net increase in cash and cash equivalents	14,938	5,310
Cash and cash equivalents at beginning of period	9,681	2,546

Cash and cash equivalents at end of period	$24,619	$7,856

Supplemental disclosures of non-cash financing activities:
Redemption of preferred stock offset with receivables	$254	$553

Supplemental cash flow information:
Cash paid for interest	$1,269	$1,720

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

    The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

    The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited consolidated financial statements included in the Company's Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

Use of Estimates

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Revenue Recognition

    Revenues are derived primarily from sales of pharmacy and supply systems and subsequent service agreements. The Company markets these systems for sale or for lease. Pharmacy and supply system sales, which are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," are recognized upon completion of Omnicell's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS)

No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate annual service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on pharmacy and supply systems sales for which customer acceptance has occurred but the Company's installation obligation has not yet been fulfilled. Installation costs are recorded to cost of goods sold when incurred.

    Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant in the three- and nine-month periods ended September 30, 2001 and 2000, and are included in service and other revenues.

Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10.0% of revenues in the three or nine months periods ended September 30, 2001 or September 30, 2000.

    One leasing company accounted for 19.8% of accounts receivable at September 30, 2001. A different customer accounted for 11.0% of accounts receivable at December 31, 2000.

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

    For the three- and nine- month periods ended September 30, 2001 and 2000, substantially all of the Company's total revenues and gross profit were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in each of the nine-month periods ended September 30, 2001 and 2000. The operating losses generated by the segment were approximately $3.6 million and $9.0 million in the nine-month periods ended September 30, 2001 and 2000, respectively.

Stock Split

    All common stock share and per share amounts have been restated to reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Net Loss Per Share

    In accordance with SFAS No. 128, "Earnings Per Share," basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options and warrants, and common shares issuable on conversion of preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, as their inclusion would be antidilutive. The total number of shares subject to repurchase excluded from the calculations of diluted net loss per share for the three and nine months ended September 30, 2001 was 305,000 and 342,000. The total number of shares subject to repurchase excluded from the calculations of diluted net loss per share for the three and nine months ended September 30, 2000 were 160,000 and 177,000, respectively.

    Diluted net income (loss) per share has been computed as described above and also gives effect to common equivalent shares arising from vesting of incremental common shares issuable upon the exercise of stock options using the treasury stock method and warrants, convertible preferred stock and a convertible note that automatically converted upon the closing of the Company's initial public offering using the if-converted method from the original date of issuance.

    The calculation of historical and pro forma basic and diluted net loss per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Historical:
Basic:
Net income (loss)	$491	$(7,406)	$(2,565)	$(19,307)

Weighted average shares of common stock outstanding	14,276	2,481	4,656	2,739
Less: Weighted average common shares subject to repurchase	(305)	(160)	(342)	(177)

Weighted average common shares outstanding-basic	13,971	2,321	4,314	2,562

Net income (loss) per common share	$0.04	$(3.19)	$(0.59)	$(7.54)

Diluted:
Net income (loss)	$491	$(7,406)	$(2,565)	$(19,307)

Weighted average common outstanding- basic	13,971	2,321	4,314	2,562
Add: Dilutive effect of employee stock options and warrants	1,204	—	—	—
Add: Dilutive effect of convertible preferred and convertible note to common	4,877	—	—	—

Weighted average common shares outstanding-diluted	20,052	2,321	4,314	2,562

Net income (loss) per common share	$0.02	$(3.19)	$(0.59)	$(7.54)

Pro forma:
Net income (loss)	$491	$(7,406)	$(2,565)	$(19,307)

Weighted average common outstanding- basic	13,971	2,321	4,314	2,562
Add: Dilutive effect of employee stock options and warrants	1,204	—	1,075	—
Add: Dilutive effect of convertible preferred and convertible note to common	4,877	10,443	10,580	10,443

Weighted average common shares outstanding-diluted	20,052	12,764	15,969	13,005

Net income (loss) per common share	$0.02	$(0.58)	$(0.16)	$(1.48)

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which requires the Company to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company's adoption of SFAS 133 on January 1, 2001 did not have a significant effect on its results of operations or financial condition.

    In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of SFAS 142 on January 1, 2002 will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not believe the adoption of SFAS 144 will have a material impact on its financial position and results of operations.

Note 2. Inventories

    Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$6,122	$4,540
Work-in-process	589	340
Finished goods	7,114	5,534

Total	$13,825	$10,414

Note 3. Accrued Liabilities

    Accrued liabilities consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Compensation and related benefits	$2,274	$2,139
Upgrade costs	5,191	5,995
Restructuring costs	175	175
Other liabilities	7,667	7,756

Total	$15,307	$16,065

Note 4. Note Payable

    The Company has established a credit facility with a bank that provides it with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility are secured by substantially all of Company's assets. Interest under the credit agreement is payable at an annual rate equal to our lender's prime rate plus 2.25%. The credit agreement contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of September 30, 2001, the Company had no outstanding borrowings under this credit facility, was eligible to borrow $10.0 million, and was in compliance with the covenants.

Note 5. Deferred Gross Profit

    Deferred gross profit consists of the following (in thousands):

	September 30, 2001	December 31, 2000
Sales of pharmacy and supply systems, which have been accepted but not yet installed	$34,171	$34,630
Cost of sales, excluding installation costs	(8,373)	(8,783)

Total	$25,798	$25,847

Note 6. Deferred Stock Compensation

    Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded deferred stock compensation of approximately $196,000 and $1,053,000 in the three-month and nine-month periods ended September 30, 2001, respectively. These amounts have been reflected as components of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three- and nine-month periods ended September 30, 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Cost of revenues	$9	$49
Research and development expense	77	222
Selling, general and administrative expenses	110	782

Total	$196	$1,053

Note 7. Comprehensive Income (Loss)

    The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$491	$(7,406)	$(2,565)	$(19,307)
Unrealized loss on short-term investments	—	—	(3)	(2)

Comprehensive income (loss)	$491	$(7,406)	$(2,568)	$(19,309)

Note 8. Legal Matter

    On September 21, 2001, one of our customers, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California, Case No. C 01-2678 MMC (N.D. Cal. 2001). This customer has suspended rent payments under its pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of the pharmacy leases. The customer's complaint demands rescission of the pharmacy leases and a declaration by the Court that the pharmacy leases are void. The Company believes that the customer's leases are valid. A mediation of this dispute is scheduled for December 2001. The Company has maintained reserves for potential credit losses in financed transactions, and believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

Overview

    We were formed in 1992 and began offering our supply systems for sale in 1993. In late 1996, we introduced our Omnicell pharmacy system. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of September 30, 2001, 20,503 pharmacy and supply automation systems had been installed or released for customer installation in 1,208 healthcare facilities.

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

    In August 2001, we completed the initial public offering of 6.9 million shares of common stock at the offering price of $7.00 per share, raising $42.9 million net of expenses of the underwriting discounts, commissions and offering expenses. We used approximately $8.0 million of the net proceeds to repay the outstanding principal and interest related to the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We expect to use the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including potential acquisitions and costs to support our leasing activities to U.S. government entities. We currently have no commitments or agreements and are not involved in any negotiations for acquisitions of complementary products, technologies or businesses.

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

    Typically, we will sell our customer lease agreements on a non-recourse basis to third-party leasing companies. Lease revenue is recognized in the amount funded by the leasing company. As part of the initial sale of our pharmacy and supply systems, customers typically sign a one-year service agreement, and service revenues are recognized over the term of these agreements. Service and other revenues also include month-to-month rentals of our pharmacy and supply systems, amortization of upfront fees received from certain distributors of our pharmacy and supply systems and monthly subscription fees from hospitals utilizing our Internet-based procurement application.

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

Costs and Expenses

    Our current expense levels are based, in part, on our expectations of higher future revenue levels. If revenue levels are below expectations, operating results are likely to be disproportionately impacted given our significant investment in infrastructure. We have never achieved profitability on an annual operating basis, and our current revenues and gross profit are not sufficient to support our operating expenses. Based on the foregoing, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Cost of service and other revenue include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Direct materials and installation costs are mostly variable. Manufacturing labor and overhead remain relatively fixed over ranges of production volume. The cost of service and spare parts has increased as the size of our installed base of customers increases.

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

    Our policy is to use the graded vesting method for recognizing compensation costs for fixed stock compensation awards with vesting provisions. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straightline method.

Results of Operations

    The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenues:
Product revenues	85.1%	88.2%	87.3%	87.7%
Service and other revenues	14.9	11.8	12.7	12.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	30.8	28.5	30.4	28.4
Cost of service and other revenues	6.1	9.5	7.6	12.2

Total cost of revenues	36.9	38.0	38.0	40.6

Gross profit	63.1	62.0	62.0	59.4

Operating expenses:
Research and development	12.6	15.2	13.3	17.8
Selling, general, and administrative	47.6	67.5	49.7	72.5
Amortization of deferred stock compensation	0.9	2.4	1.7	0.8
Restructure	—	16.9	—	6.1

Total operating expenses	61.1	102.0	64.7	97.2

Income (loss) from operations	2.0	(40.0)	(2.7)	(37.8)
Interest income	1.0	1.1	0.8	1.4
Interest expense	(0.7)	(4.0)	(2.1)	(3.6)

Income (loss) before provision for income taxes	2.3	(42.9)	(4.0)	(40.0)
Provision for income taxes	0.1	0.1	0.1	0.2

Net income (loss)	2.2%	(43.0)%	(4.1)%	(40.2)%

Revenues

    Total revenues.  Total revenues increased 31.9% to $22.7 million for the three months ended September 30, 2001 from $17.2 million for the same period in 2000. Total revenues increased 30.1% to $62.5 million for the nine months ended September 30, 2001 from $48.1 million for the nine months ended September 30, 2000.

    Product revenues increased 27.3% to $19.3 million for the three months ended September 30, 2001 from $15.2 million for the same period in 2000. Product revenues increased 29.5% to $54.6 million for the nine months ended September 30, 2001 from $42.1 million for the same period in 2000. The increase in product revenues for the three and nine months ended September 30, 2001 was due primarily to increases in the number of installed pharmacy and supply systems in the 2001 periods compared to the same periods in the prior year.

    Service and other revenues include revenues from service and maintenance contracts, short-term rentals of automation systems, amortization of upfront fees received from distributors and monthly subscription fees from hospital customers connected to our internet-based procurement application. Service and other revenues increased 65.9% to $3.4 million for the three months ended September 30, 2001 from $2.0 million for the same period in 2000. Service and other revenues increased 33.9% to $7.9 million for the nine months ended September 30, 2001 from $5.9 million for the same period in

2000. The increase in service and other revenues during both 2001 periods was primarily due to the increase in our installed base of automation systems combined with an increase in the number of short-term rentals. In addition, we benefited from our ability to charge several large customers for services provided in prior periods. Such prior period revenue recoveries were $840,000 and $1,207,000 in the three and nine months ended September 30, 2001. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems, but we do not anticipate additional one-time, large revenue service charges for prior periods.

Cost of Revenues

    Total Cost of Revenues.  Total cost of revenues increased 28.0% to $8.4 million for the three months ended September 30, 2001 from $6.5 million in the same prior year period. Total cost of revenues increased 21.9% to $23.8 million for the nine months ended September 30, 2001 from $19.5 million for the same prior year period. For the three months ended September 30, 2001, cost of revenues was 36.9% of total revenues as compared to 38.0% in the prior year period. For the nine months ended September 30, 2001, cost of revenues was 38.0% of total revenues as compared to 40.6% in the prior year period.

    Cost of Product Revenues.  Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Cost of product revenues increased 42.1% to $7.0 million for the three months ended September 30, 2001 from $4.9 million in the same prior year period. Cost of product revenues increased 39.2% to $19.0 million for the nine months ended September 30, 2001 from $13.6 million for the same prior year period. Gross profit on product sales was $12.3 million, or 63.9% of product revenues, for the three months ended September 30, 2001 as compared to $10.3 million, or 67.6% of product revenues, in the three months ended September 30, 2000. Gross profit on product sales was $35.6 million, or 65.2% of product revenues, in the first nine months of 2001 as compared to $28.5 million, or 67.6% of product revenues, in the first nine months of 2000. The decrease in the gross profit percentage on product revenues for the three and nine months ended September 30, 2001 from the 2000 periods was due to an increase in the mix of products sold through lower margin leases as compared to purchased products, added costs to install Sure-Med products, a higher percentage of lower margin pharmacy products in 2001 compared to 2000, and non-recurring inventory adjustments.

    Cost of Service Revenues.  Costs of service and other revenue include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service revenues decreased 14.6% to $1.4 million for the three months ended September 30, 2001 from $1.6 million same period in the prior year. Cost of service revenues decreased 18.3% to $4.8 million for the nine months ended September 30, 2001 from $5.8 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001 gross margin on service revenues was $2.0 million, or 58.8% of service revenues as compared to $0.4 million, or 19.9% of service revenues, for the same period in 2000. For the nine months ended September 30, 2001, gross margin on service revenues was $3.1 million, or 39.7% of service revenues, as compared to $0.1 million, or 1.2% of service revenues, in the same period in 2000. The declines in cost of service revenues for the three and nine months ended September 30, 2001 on an absolute dollar basis were attributable to a lower volume of Sure-Med installation kits which are more costly than Omnicell automation systems installation kits. The primary reason for the unusually high gross margin on service revenue for the three months ended September 30, 2001 was the positive impact of approximately $840,000 in service billings to several customers for services provided and expensed in previous periods that were not under contract. During the nine months ending September 30, 2000, an unusually large percentage of Sure-Med units were installed including units which had been shipped by Baxter Healthcare prior to January 1999. We were responsible for installing these Sure-Med systems and for providing the required installation kits. We anticipate that gross margins on service revenues will be in the 40-50% range in future periods.

Operating Expenses

    Research and Development.  Research and development expenses increased 9.2% to $2.9 million for the three months ended September 30, 2001 from $2.6 million for the same period in 2000. The increase is due to a reduction in the amount of software development costs that were capitalized. In the three months ended September 30, 2001, no software development costs were capitalized as compared to $0.4 million for the same period in the prior year. To date in 2001, we have capitalized $0.8 million in software development costs. Research and development expenses decreased 3.3% to $8.3 million for the nine months ended September 30, 2001 from $8.6 million for the same period in the prior year. The decrease in research and development expenses for the nine months ended September 30, 2001 from the same period in 2000 resulted primarily from decreased spending for development of our internet-based procurement application. Research and development expenses decreased as a percentage of total revenues to 12.6% from 15.2% for the three months ended September 30, 2001 and 2000, respectively, due primarily to the increase in total revenues during the periods. Research and development expenses decreased as a percentage of total revenues to 13.3% from 17.8% for the nine months ended September 30, 2001 and 2000, respectively, due primarily to decreased internet-related spending combined with the increase in total revenues during the periods. We anticipate that research and development expenses will increase modestly in absolute dollars for the remainder of 2001.

    Selling, General and Administrative.  Selling, general and administrative costs decreased 6.9% to $10.8 million for the three months ended September 30, 2001 from $11.6 million for the same period in the prior year. Selling, general and administrative costs decreased 10.8% to $31.1 million for the nine months September 30, 2001 from $34.9 million for the same period in the prior year. Selling, general and administrative expenses decreased on both an absolute dollar and a percentage of revenue basis primarily as the result of decreased spending in sales and marketing for the internet-based procurement application, and decreases in marketing expenses for advertising and trade shows. In addition, in the three months ended September 30, 2000, we incurred a one-time write off of $1.1 million of previously capitalized offering costs. We anticipate that selling, general and administrative will remain at the same level in absolute dollars for the remainder of 2001.

    Amortization of Deferred Stock Compensation.  We incurred stock compensation charges of $0.2 million and $1.1 million for the three and nine months ended September 30, 2001, respectively, as compared to $0.4 million for the same three and nine month periods in the prior year. Deferred stock compensation totals approximately $0.9 million and represents the difference between the deemed fair market value of our common stock on the date of grant and the exercise price of stock options to purchase our common stock on the date of grant, and is amortized as the options vest. We expect deferred compensation charges of approximately $0.9 million as of September 30, 2001 will be amortized using the graded vesting method over the remaining vesting periods ending in March 2005.

Interest Income (Expense), Net

    Interest income increased to $228,000 for the three months ended September 30, 2001 from $180,000 for the three months ended September 30, 2000 due to increased earnings on higher invested cash balances. Interest income decreased to $518,000 for the nine months ended September 30, 2001 from $696,000 for the nine months ended September 30, 2000. The decrease for the nine months ended September 30, 2001 was primarily due lower average invested cash balances during the first two quarters of 2001.

    Interest expense decreased to $169,000 for the three months ended September 30, 2001 from $687,000 for the three months ended September 30, 2000. Interest expense decreased to $1.3 million from $1.7 million for the nine months ended September 30, 2001 and 2000, respectively. The decreases were due primarily to the repayment of outstanding debt.

Provisions for Income Taxes

    A provision for state income taxes of $25,000 and $75,000 was recorded in each of the three- and nine-month periods ended September 30, 2001 and 2000.

Liquidity and Capital Resources

    Prior to the completion of our initial public offering of common stock in August 2001, we financed our operations primarily through the private placement of equity securities, as well as through equipment financing and secured loan arrangements. Through September 30, 2001, we had raised approximately $81.0 million from the private placement of equity securities, net of redemptions. This includes net proceeds of approximately $28.6 million from an equity financing in the first quarter of 2000.

    As of September 30, 2001, our principal sources of liquidity included approximately $24.8 million in cash, cash equivalents and short-term investments and $10.0 million available under our revolving credit facility. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

    In connection with the acquisition of the Sure-Med product line, we incurred a note payable to Baxter Healthcare of approximately $7.9 million, secured by substantially all of the assets supporting the Sure-Med product line

    We have established a credit facility with a bank that provides us with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility would be secured by substantially all of our assets. Interest under the credit agreement is payable at an annual rate equal to our lender's prime rate plus 2.25%. Our credit agreement contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of September 30, 2001, we had no outstanding obligations under this credit facility and were eligible to borrow $10.0 million.

    We used cash of $11.3 million in operating activities in the first nine months of 2001 compared to $19.3 million used in operating activities in the first nine months of 2000. The net loss of $2.6 million for the first nine months ended September 30, 2001 included non-cash charges for depreciation and amortization of $1.7 million and a stock-based compensation charge of $0.9 million. The net loss of $19.3 million for the nine months ended September 30, 2000 included non-cash charges for depreciation and amortization of $2.3 million. Accounts receivable increased $5.5million as shipments to customers increased and more shipments occurred at the end of the period. Inventories increased $3.4 million to support future business. Other assets increased $3.9million for increased sales type leases to government customers that the Company is financing. Deferred service revenue increased $3.2 million as more customers entered into extended service contracts.

    Investing activities in each of the nine months periods ending September 30, 2001 and 2000 consisted principally of purchases of property and equipment.

    Financing activities in each of the nine months ended September 30, 2001 and 2000 consisted primarily of raising funds through issuances of our equity securities. In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the initial public offering price of $7.00 per share, raising $44.0 million, net of expenses of the underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest related to the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.4 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of this offering. We currently intend to use a significant portion of the remaining net proceeds for the expansion of sales, marketing, research and development and customer support activities. The 2000 period included the issuance of our Series K preferred stock, which raised net proceeds of approximately $26.0 million.

    We have not paid any significant amount of taxes to date. As of September 30, 2001, we had a net operating loss carryforward for U.S. income tax purposes of approximately $38.0 million, expiring beginning in 2009. There are certain limitations on the use of this net operating loss carryforward.

    At the end of period, we had a cash and cash equivalent balance of $24.8 million. We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the next few years. We may be required to raise additional capital through the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, which requires the Company to recognize all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company's adoption of SFAS 133 on January 1, 2001 did not have a significant effect on its results of operations or financial condition.

    In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of SFAS 142 on January 1, 2002 will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not believe the adoption of SFAS 144 will have a material impact on its financial position and results of operations.

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

    Sun Healthcare Group, Inc., a customer that has accounted for a significant percentage of our sales over the past five years, filed for Chapter 11 bankruptcy protection in 1999. Revenues from Sun

Healthcare were significantly reduced in 2000, and we do not expect any purchases of our products and services by Sun Healthcare in 2001 or in future years.

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

    For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million and $20.8 million in 1999 and 2000, respectively. As of September 30, 2001, we had an accumulated deficit of approximately $95.4 million. There can be no assurance we will achieve profitability in the future. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to manage our growing and changing operations, our competitive position, results of operations and financial condition could be harmed.

    During 2000, we experienced a period of significant fluctuation in our number of employees and expansion of the scope of our operating and financial systems. This resulted in new and increased responsibilities for management personnel. To accommodate our changing operations, compete effectively and manage potential future growth, we must continue to implement and improve our information systems, procedures and controls, and we must hire competent and qualified personnel. In addition, we must train, motivate and manage our workforce to meet the increasing challenge of expanding our automation solutions business. These demands will require the addition of new management personnel and the training of existing management personnel, including information systems, sales, technical, service support and financial reporting personnel. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future operations. Failure to manage our growing and changing operations could harm our competitive position, results of operations and financial condition.

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

    The purchase of our pharmacy and supply systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our pharmacy and supply systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our pharmacy and supply systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our pharmacy and supply systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we recently experienced revenue growth, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

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

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

    Our facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including tornadoes, fires, floods, power loss, communications failures and similar events including the effects of war or acts of terrorism. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 21, 2001, one of our customers, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California, Case No. C 01-2678 MMC (N.D. Cal. 2001). This customer has suspended rent payments under its pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of the pharmacy leases. The customer's complaint demands rescission of the pharmacy leases and a declaration by the Court that the pharmacy leases are void. The Company believes that the customer's leases are valid. A mediation of this dispute is scheduled for December 2001. The Company has maintained reserves for potential credit losses in financed transactions, and believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the initial public offering price of $7.00 per share, raising $42.9 million, net of expenses of the underwriting discounts, commissions and offering expenses. We currently intend to use a significant portion of the net proceeds for the expansion of sales, marketing, research and development and customer support activities. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest related to the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.4 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of this offering.

    We expect to use the remainder of the net proceeds from our initial public offering for working capital and other general corporate purposes, including potential acquisitions and costs to support our leasing activities to U.S. government entities. We currently have no commitments or agreements and are not involved in any negotiations for acquisitions of complementary products, technologies or businesses.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5. OTHER INFORMATION

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2	(3)	Form of Common Stock Certificate

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)
Reports on Form 8-K. The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC. (Registrant)
Date: November 14, 2001	/s/ ROBERT. Y. NEWELL, IV Robert. Y. Newell, IV Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2	(3)	Form of Common Stock Certificate

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

QuickLinks

OMNICELL, INC. FORM 10-Q INDEX
  PART I—FINANCIAL INFORMATION
  ITEM I. Financial Statements
OMNICELL INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
OMNICELL INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) Unaudited
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Unaudited
OMNICELL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES
EXHIBIT INDEX