Form 10-K405
period 2001-12-31
OMNICELL INC /CA/
filed 2002-03-27
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number: 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2960387 (I.R.S. Employer Identification Number)
1101 East Meadow Drive Palo Alto, California (Address of principal executive office)	94303 (Zip Code)

Registrant's telephone number, including area code: (650) 251-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
common stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 4, 2002 as reported on the Nasdaq National Market, was approximately $107 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of outstanding shares of the Registrant's common stock was 21,757,938 as of March 4, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OMNICELL, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1. BUSINESS

        In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in "Quantitative and Qualitative Disclosures About Market Risk," under the heading "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

General

        Omnicell, Inc. ("Omnicell" or the "Company") was founded in 1992. We provide an integrated suite of clinical infrastructure and workflow automation solutions for healthcare facilities. These solutions include pharmacy and supply systems, clinical reference tools, an Internet-based procurement application and decision support tools. We sell and lease our products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of December 31, 2001, we had installed or released for installation 21,490 pharmacy and supply systems in 1,246 healthcare facilities in the United States. In 2001, we generated revenue of $86.9 million from sales and leases of our products and related services.

        Our solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies more effectively and efficiently. Our pharmacy and supply systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities' existing information systems to accurately capture and display critical patient data. Our Internet-based procurement application automates and integrates healthcare facilities' requisition and approval processes. Furthermore, our Internet-enabled decision support product allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. When used in combination, our products and services offer a comprehensive clinical infrastructure and workflow automation solution for healthcare facilities.

Industry Background

        The delivery of healthcare in the United States is predominantly dependent upon manual and paper-based methods, resulting in a highly fragmented, complex and inefficient system. A primary cause of this inefficiency is the relatively small investment made by healthcare facilities in information technology in the last two decades. Many existing healthcare information systems are unable to support the modernization of healthcare delivery processes and address patient safety initiatives. These factors have contributed to medical errors and unnecessary process costs across the sector.

        The Institute of Medicine highlighted the prevalence of medical errors in a November 1999 report based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States, and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993. In March 2001, the Institute of Medicine issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care.

        Economic pressures have also dramatically impacted patient care by reducing the flow of funds to healthcare providers and facilities. For example, the passage of the Balanced Budget Act of 1997 proposed a reduction of payments to healthcare providers by more than $250 billion over a five-year period. Continuing consolidation in the healthcare industry and shortages in the U.S. labor market for healthcare professionals have also significantly impacted patient care and contributed to the pressures faced by healthcare providers and facilities.

Omnicell's Solution

        Our clinical infrastructure and workflow automation solutions are designed to:

  •
  reduce medication errors;

  •
  reduce costs;

  •
  improve operating efficiency;

  •
  leverage investments in existing information systems;

  •
  simplify the process of ordering pharmaceuticals and medical supplies; and

  •
  monitor utilization trends.

Our Strategy

        Our goal is to become the leading provider of clinical infrastructure and workflow automation solutions for the healthcare industry by focusing on the following strategies:

  •
  continue to leverage and extend our solutions to address patient safety and cost-containment pressures facing healthcare facilities;

  •
  continue to collaborate with leading healthcare providers in the definition, development and deployment of our products and services;

  •
  further penetrate our installed customer base, which to date has purchased only a subset of our available products and services;

  •
  develop solutions that enhance our customers' existing systems by preserving, leveraging and upgrading their existing information systems; and

  •
  develop strategic relationships with other healthcare and non-healthcare partners to enhance our product offerings, broaden our automation solutions and increase our sales opportunities.

Omnicell Products and Services

        Our automation solutions include pharmacy and supply systems, an Internet-based procurement application and decision support capabilities. Our pharmacy and supply systems consist of modular, secured and computerized cabinets and related software technology that manage and dispense pharmaceuticals and medical supplies. OmniBuyer™ automates the healthcare facility's requisition process, and DecisionCenter provides trend analysis and decision support based on data gathered by our pharmacy and supply systems.

Pharmacy Systems

        We offer two lines of pharmacy systems, Omnicell® and Sure-Med®. Our Omnicell pharmacy systems are highly configurable and are typically installed with high-resolution color touch screens. Our color touch screens provide users with a Windows-based graphical interface that is suited for displaying a patient's medical profile and Internet-based clinical information. In addition, our Omnicell pharmacy systems have dispensing drawers that support multiple levels of security by utilizing single-dose lids, locking lids, sensing lids and patented guiding lights. The systems are configured to support clinical workflow in all areas of the hospital including operating rooms, emergency rooms, intensive care units and medical/surgical floors.

        We acquired the Sure-Med pharmacy system from Baxter Healthcare in 1999. Our Sure-Med systems incorporate a variety of storage compartments and software that are compatible with all of our automation solutions. Our Sure-Med systems offer a wide range of configuration and dispensing technologies, including unit-dose dispensers and multiple drawer sizes. The unit-dose module dispenses only the requested medication doses and is best suited for medications where regulatory guidelines mandate a highly controlled environment. Clinicians prefer this technology in high-security situations because it automates much of the logistical and documentation burden and responsibility associated with dispensing controlled medications. In late 2000, we extended our color touch screens and associated software available on our Omnicell pharmacy system to the Sure-Med pharmacy system. This enables both systems to function on a common platform, allowing customers to add our other products to their Sure-Med pharmacy systems.

Supply Systems

        Our primary supply systems are cabinets comprised of one, two or three cells. Each cell is approximately two feet wide, six feet high and two feet deep with capacity of up to 120 stock keeping units. Auxiliary cabinets can be added to the system to provide additional storage capacity. Various modules and drawer types are available to support a wide array of storage configurations.

        Our supply systems incorporate locked transparent doors that restrict access to the supplies contained in the systems. Users enter their identification number on a console and select the appropriate patient name. Specific doors then open based on the security level of the user. Using our patented "See & Touch" technology, the user is able to record supply utilization by pushing a dedicated reorder button on the shelf in front of the selected item.

Combination Systems

        Our combination systems allow healthcare organizations to store pharmaceuticals and medical supplies in a single system. The architecture of our combination system enables each operating department to manage its products independently of other operating departments, restricting clinician and technician access to only appropriate pharmaceuticals and medical supplies and allowing the tracking of transaction data, inventory levels, expenses and patient treatment costs through a single database. By utilizing our combination systems, healthcare facilities are able to handle pharmaceuticals and medical supplies with greater flexibility and efficiency.

OmniCenter

        OmniCenter™ is a computerized central server that processes transaction data to and from our pharmacy and supply systems, recording each transaction by user, patient, item quantity, cost, date and time. OmniCenter enables the pharmacy and materials management departments to run reports automatically or on demand, indicating when to restock the systems and when to reorder pharmaceuticals and supplies. OmniCenter also permits the user to generate a wide range of standard and customized reports. As a diagnostic service, we are able to remotely access an installed OmniCenter from our technical support center to monitor the status of the server and all installed pharmacy and supply systems.

OmniBuyer

        OmniBuyer is a secure, Internet-based procurement application that automates and integrates a healthcare facility's requisition and approval processes. The application incorporates buyer-specific business rules, such as spending limits, negotiated pricing, approval routing and customized access profiles. In addition, OmniBuyer is integrated with the healthcare facility's existing information systems, further streamlining the purchasing process. OmniBuyer is based on Commerce One®'s BuySite™ technology that we have customized to meet the complex needs of the healthcare industry.

        OmniBuyer provides a single online point of entry to meet the procurement needs of buyers at healthcare facilities. Using OmniBuyer, our customers determine the specific suppliers, including manufacturers, distributors, marketplaces and exchanges to which their buyers will have access.

DecisionCenter

        DecisionCenter is an Internet-enabled decision support product that provides secure trend analysis, decision support and regulatory compliance reports based on data from our pharmacy and supply systems. It consolidates information from one or more OmniCenters into one database. The data are stored in a raw format as well as aggregated for rapid response to queries. We offer sophisticated graphical tools that allow users to make detailed queries across all data fields. These systems are typically interfaced with the healthcare facility's medical records system in order to augment the database with correctly associated diagnosis codes. Data can be viewed by authorized users and personnel at any time, allowing for easy and comprehensive analysis to improve decision making.

Services

        We provide three types of services in support of our automation solutions: (i) post-sales installation services at customer facilities, provided by our field service organization; (ii) integration services in which our interface development team interfaces our solutions with our customers' existing clinical pharmacy, financial and materials management systems; and (iii) post-installation technical support. We generate revenue from service contracts for post-installation technical support, which provides our customers with phone support, on-site service, parts and access to software upgrades. On-site service is provided by a combination of our field service operations team, technical support group and 150 field service representatives from Dade Behring Inc., a third-party service company.

Product Development

        We commit significant resources to developing new products and technologies that bring value to our customers. Research and development expenses were $11.0 million, $11.4 million and $8.7 million in the years ended December 31, 2001, 2000 and 1999, respectively, representing 12.7%, 16.9% and 15.8% of total revenues in those years.

        Our architecture and product development process allow for rapid development and testing times. The software architecture for our pharmacy and supply systems is based on database products and development tools centered around the Microsoft® Windows NT™ and Windows 2000™ platforms and the Microsoft Internet Information Server. This software is installed at the customer site. We develop application software that is generally applicable to all customers, while retaining broad customization functionality. We maintain a single release applicable to both our pharmacy and supply systems, with each new release containing more configurable options as new features are added, while retaining previous functionality for backward compatibility. Interfacing with our customers' existing information systems is done according to the Health Level Seven (HL7) standards or, for non-compliant systems, is done utilizing our custom interface software. Interface software is kept separate from the main software release. Communication between the OmniCenter server and the pharmacy and supply systems and interface software is accomplished through an application programming interface. Each new release of server software maintains backward compatibility with this application programming interface, so that previous versions of interfaces and pharmacy and supply systems continue to operate when the OmniCenter server software is upgraded. Our products currently do not require approvals beyond standard Underwriters Laboratories or Canadian Safety Association equivalent certification in North America. For the European Community, our products are required to have Conformite European (CE) certification.

        Scalability is a key benefit of our product offering and an area of continuous focus in our research and development activities. Our pharmacy and supply systems deploy current industry standard Microsoft Windows NT 4.0 Server operating software and Pentium-class Intel microprocessors. The OmniCenter server is designed to support our systems, fully deployed, at the largest healthcare facility.

        Historically, we have typically offered a major upgrade to our application software approximately once a year. Our most recent automation software release was Omnicell® 6000, which became commercially available in February 2001. Omnicell® 7000 is currently in Beta testing and is scheduled for release in the second quarter of 2002. Software upgrades are included as part of our standard service contract and the majority of our customers have a service contract.

        Our product development efforts have resulted in the completion of a new product, the Anesthesia Workstation™, now in beta testing. The Anesthesia Workstation is a special purpose cabinet that physically combines features of both our supply and pharmacy systems in a form factor designed to specifically meet the needs of the anesthesiologist attending a patient in the operating room, while also providing the pharmacist with improved tracking and control of narcotics in that location. Although the cabinet's shape and accessories are new, it utilizes Omnicell's existing line of dispensing drawers, electronics, touch-screen displays, and Omnicell's unified automation software, augmented by the necessary additional features required for anesthesia operation, and is available in Omnicell 7000 scheduled for release in the second quarter of 2002.

        A vital part of our automation solutions business and among our core competencies is our hardware group. While software occupies the majority of our development resources, the knowledge and expertise of our hardware group is one of the significant barriers to entry for potential competitors. Since our pharmacy and supply systems handle physical product, a considerable amount of skill is required in designing mechanisms that will automatically dispense a variety of sizes of pharmaceuticals and medical supplies.

        For our OmniBuyer application, our strategic relationship with Commerce One allows us to incorporate and extend Commerce One's technology platforms, applications, source code and documentation into healthcare. Commerce One, Inc. is a provider of e-commerce solutions that dynamically link buying and supplying organizations to form real-time trading communities. In August 1999, we entered into an agreement with Commerce One to license their Hosted BuySite software for use in developing our OmniBuyer application. Their tools allow us to modify their BuySite software to produce our branded OmniBuyer application, minimizing the effort to port specific software changes to the latest Commerce One release.

Sales and Customer Support

        We market and sell our products and services to a variety of healthcare organizations, including hospitals and alternate care facilities, targeting hospitals with over 50 beds and alternate care organizations with multiple facilities. In the United States and Canada we have a direct sales force organized into six regions. We sell through distributors in Europe, the Middle East, Asia and Australia. Each of the members of our direct sales force sells our pharmacy and supply systems, as well as OmniBuyer and DecisionCenter. Our sales representatives have, on average, over eight years of sales experience in the healthcare industry. A regional vice president coordinates both the sales and field service operations activities in each region.

        The sales cycle for our automation systems is long and can take in excess of 12 months. This is due in part to the cost of our systems and the number of people within a healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management and/or other decision-makers and is responsible for educating each group within the healthcare facility about the benefits of automation. To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable leases that reduce up-front acquisition costs. Typically, we sell our customers' lease agreements to a third-party leasing company. We have contracts with several group purchasing organizations (GPOs) that enable us to sell our automation systems to GPO-member healthcare facilities without going through a lengthy request for proposal and bidding process. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include Premier, Inc., Novation, LLC, Consorta, Inc., Catholic Resources Partners, Tenet Healthcare Corporation and the Department of Veterans Affairs.

        Our field service operations representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and installing our automation systems post-sale. This group assists the customer with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, on-site support is provided by a combination of our field service operations team, technical support group and a third-party service company.

        We offer technical support through our technical support center in Waukegan, Illinois. The support center is staffed 24 hours a day, 365 days a year. We have found that two-thirds of all service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis.

        We leverage our sales and field service organizations, along with our technical support center, to sell, implement and support OmniBuyer. In addition, we have added specialists who work solely with healthcare facilities to implement OmniBuyer. The implementation process is done in phases. We work with each healthcare facility to determine its purchasing and approval flows. We also interface OmniBuyer to all relevant information systems, assist with connectivity to suppliers, marketplaces and exchanges and provide training relating to the application.

Manufacturing

        Our pharmacy and supply systems manufacturing strategy is to produce custom-configured systems with rapid turnaround in a high-quality and cost-effective manner. We currently conduct our manufacturing operation in a 23,000 square foot facility in Palo Alto, California. We operate on a continuous flow, just-in-time basis to perform final assembly, configuration and system testing of all products. Our customer service personnel work closely with the end user to determine specific customer requirements for each installation. The detailed customer requirements are transmitted electronically to our manufacturing facility where they are used to custom configure each unit. Our operating software is installed as a part of the assembly process.

        Our production activities consist primarily of final assembly of mechanical components and electronic sub-systems outsourced to key suppliers. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications. We endeavor to obtain multiple sources of supplies for certain components. We believe we could obtain alternative sources of supplies within two to four months if our current suppliers were unable to provide us with adequate quantities of such components.

        Our products are designed with a high degree of modularity that facilitates manufacturing, assembly and configuration and enables rapid deployment of new products and product enhancements.

We have automated much of the software quality assurance process and have streamlined key steps in the mechanical prototyping process in order to minimize the time from design prototype to volume production.

Backlog

        We do not believe that our backlog as of any particular date is representative of actual sales for any succeeding period. In general, we are able to manufacture and ship our systems configured according to a customer's specifications within weeks of receiving the order. We recognize revenue when our systems are installed at the customer site rather than when they are shipped. Product shipments that have left our facility but have not yet been installed are recorded on our financial statements as deferred gross profit and represent revenue that will be recognized in future periods as our systems are installed.

Competition

        The clinical infrastructure and workflow automation market is intensely competitive and characterized by evolving technology and industry standards, frequent new product introductions and dynamic customer requirements. Many healthcare facilities still use and may continue to use highly manual approaches that do not utilize automated methods of distribution, inventory tracking or procurement. As a result, we must continuously educate existing and prospective customers regarding the advantages of our products.

        We expect continued and increased competition from current and future competitors, many of which have greater financial, technical, marketing and other resources. Our current direct competitors in the pharmacy and supply systems market include Pyxis Corporation (a division of Cardinal Health) and Automated Healthcare (a division of McKessonHBOC).

        We believe that companies in the clinical infrastructure and workflow automation market compete based on:

  •
  breadth and depth of product offerings;

  •
  flexibility;

  •
  utilization of advanced technologies;

  •
  ease of use and efficiency;

  •
  ability to incorporate the customer's requisition and approval process;

  •
  ability to integrate with the customer's existing systems and software;

  •
  quality and reliability of product offerings;

  •
  customer service; and

  •
  price.

        We believe our products and services compare favorably with those offered by our competitors, particularly in the areas of flexibility, utilization of advanced technologies, ease of use and quality of integration with existing systems.

Intellectual Property and Proprietary Technology

        Our success depends in part upon a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our "See & Touch" methodology used in our pharmacy and supply systems, the use of guiding lights in the open matrix pharmacy drawers, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers. The above referenced patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism and the methods for restocking the single-dose drawers using exchange liners. We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we are not aware that any of our products infringes the proprietary rights of any third parties.

        All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. We have also obtained registration of our Omnicell logo, Omnicell, OmniCenter, OmniSupplier®, OmniRx® and Sure-Med trademarks through the United States Patent and Trademark Office. We are in the process of registering other trademarks in the United States and internationally. We seek to protect and enforce our rights in our patents, copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality and licensing agreements.

Employees

        As of December 31, 2001 we had a total of 375 employees. We also employ independent contractors and temporary personnel to support our development, marketing, customer support, field service and administration organizations. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Management

        The following table sets forth certain information as of December 31, 2001, about our executive officers:

Name	Age	Position
Sheldon D. Asher	47	President, Chief Executive Officer and Director
Randall A. Lipps	44	Founder, Chairman of the Board and Director
S. Michael Hanna	50	Vice President of Sales and Field Operations
John D. Higham	59	Vice President of Engineering and Chief Technical Officer
Robert Y. Newell, IV	53	Vice President of Finance and Chief Financial Officer

Sheldon D. Asher has served as President and Chief Executive Officer and a Director of Omnicell since December 1993. From May 1991 to August 1993, Mr. Asher served as President and Chief Executive Officer of Option Care, Inc., a home infusion therapy company.

Randall A. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. From 1989 to 1992, Mr. Lipps served as the Senior Vice President of St. Holding's, Inc., a travel and marketing company.

S. Michael Hanna has served as Vice President of Sales and Field Operations of Omnicell since July 1998. From July 1996 to July 1998, Mr. Hanna served as a Regional Vice President of Omnicell. From 1981 to July 1996, Mr. Hanna was employed by Air Shields, Inc., a medical equipment manufacturer, in a variety of sales positions, most recently as Director of North American Sales.

John D. Higham has served as Vice President of Engineering and Chief Technical Officer of Omnicell since June 1993. From 1989 to 1993, Mr. Higham served as Vice President of Engineering of Octel Communications, Inc., a supplier of voicemail systems.

Robert Y. Newell, IV has served as Vice President of Finance and Chief Financial Officer of Omnicell since January 2000. From October 1997 to January 2000, Mr. Newell was a partner in the Beta Group, a business development firm. From August 1992 to August 1997, he was Vice President and Chief Financial Officer of Cardiometrics, Inc., a medical device company.

ITEM 2. PROPERTIES

        We lease approximately 110,000 square feet of office, development and manufacturing space in Palo Alto, California and Waukegan, Illinois. Our principal administrative, marketing and research and development facilities are located in approximately 31,000 square feet of leased office space in Palo Alto, California under a lease expiring in June 2004. Our principal manufacturing facility is located in approximately 23,000 square feet of leased space in Palo Alto, California under a lease expiring in June 2003, with an option to renew for an additional five years. We also maintain an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of leased office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years.

ITEM 3. LEGAL PROCEEDINGS

        On September 21, 2001, one of our customers, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California, Case No. C 01-2678 MMC (N.D. Cal. 2001). This customer suspended rent payments under certain pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of such leases. The customer's complaint demands rescission of such leases and a declaration by the Court that such leases are void. The Company believes that these leases are valid. The Company and The Regents have reached a settlement in principle that still awaits final approval. The Company has maintained reserves for potential credit losses, and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)  Market Information

        The Company's common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "OMCL" since August 7, 2001. The following table sets forth for the period indicated the high and low sale prices for the common stock, as reported by the Nasdaq National Market. The reported last sale price of the Company's common stock on the Nasdaq National Market on March 4, 2002 was $7.00.

Fiscal Year Ended December 31, 2001	High	Low
Fourth Quarter	$10.50	$7.30
Third Quarter	$9.70	$5.60

        The approximate number of holders of record of the shares of the Company's common stock was 539 as of February 28, 2002. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1,100 beneficial owners of its common stock.

        The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

(b)  Report of offering securities and use of proceeds therefrom

        In October 2001 the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745 to Ascension Health Ventures, LLC. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Regulation D.

        Our Registration Statement on Form S-1 for our initial public offering, Registration Number 333-57024, was declared effective by the Securities and Exchange Commission on August 7, 2001, and the shares were offered on that date. The underwriters exercised their over-allotment option in full on August 14, 2001. The managing underwriters were U.S. Bancorp Piper Jaffray, CIBC World Markets and SG Cowen Securities Corporation. A total of 6,900,000 (including the over-allotment shares) of common stock were sold in the offering, at a price to the public of $7.00 per share. The total number of shares registered was 6,900,000. The aggregate price was $48,300,000 and all of the shares were sold in the offering. Total expenses of the offering were approximately $5.4 million, including approximately $3.4 million of underwriting discounts and expenses paid to the underwriters and approximately $2.0 million of other expenses. None of the payments were direct or indirect payments to directors, officers or affiliates of Omnicell, or to persons owning more than 10% of Omnicell, Inc. common stock. The proceeds after expenses to Omnicell were approximately $42.9 million.

        We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. Through December 1, 2001, we spent approximately an additional $22 million of the net proceeds on sales, marketing, research and development and customer support activities.

        We expect to use the remainder of the net proceeds from our initial public offering for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including potential acquisitions and costs to support our leasing activities to U.S. government entities.

        The amounts that we actually expend on these matters will vary significantly, depending on a number of factors, including future revenue growth, if any, and the amount of cash we generate from operations. As a result, we will retain broad discretion in the allocation of the net proceeds of this offering. Pending use of the net proceeds of this offering, we intend to invest the net proceeds in interest-bearing, investment-grade securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following statement of operations and balance sheet data have been derived from Omnicell's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2000	1999(1)	1998	1997
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Product revenues	$75,501	$58,458	$44,074	$34,690	$26,683
Product revenues from related party(2)	—	1,097	4,163	9,398	6,864
Service and other revenues	11,400	7,810	7,034	4,124	2,526

Total revenues	86,901	67,365	55,271	48,212	36,073
Cost of product revenues	26,745	18,856	28,918	16,343	15,155
Cost of service and other revenues	6,022	7,722	5,377	1,801	1,417

Total cost of revenues(3)	32,767	26,578	34,295	18,144	16,572

Gross profit	54,134	40,787	20,976	30,068	19,501
Operating expenses:
Research and development(4)	11,031	11,412	8,745	5,987	5,922
Selling, general and administrative(4)	43,683	46,000	35,797	24,292	24,520
Integration(5)	—	—	785	—	—
Restructuring(6)	(150)	2,908	—	—	—

Total operating expenses	54,564	60,320	45,327	30,279	30,442

Loss from operations	(430)	(19,533)	(24,351)	(211)	(10,941)
Interest income (expense), net	(577)	(1,156)	(1,767)	1,039	953

Income (loss) before income taxes	(1,007)	(20,689)	(26,118)	828	(9,988)
Provision for income taxes	(160)	(100)	(149)	(185)	(201)

Net income (loss)	$(1,167)	$(20,789)	$(26,267)	$643	$(10,189)

Preferred stock accretion	—	—	—	(22)	(22)
Net income (loss) applicable to common stockholders	$(1,167)	$(20,789)	$(26,267)	$621	$(10,211)

Net income (loss) per common share(7):
Basic	$(0.11)	$(12.20)	$(17.86)	$0.48	$(8.93)

Diluted	$(0.11)	$(12.20)	$(17.86)	$0.06	$(8.93)

Pro forma	$(0.03)	$(1.51)

Weighted average common shares outstanding:
Basic	10,312	1,704	1,471	1,302	1,144
Diluted	10,312	1,704	1,471	11,013	1,144
Pro forma basic and diluted	17,298	13,060

	December 31,
	2001	2000	1999	1998	1997
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,839	$11,967	$6,698	$22,072	$16,540
Total assets	72,114	43,905	37,117	46,498	43,227
Deferred gross profit(8)	24,790	25,847	26,695	20,227	17,390
Deferred service revenue	8,009	3,233	2,268	185	224
Long-term obligations, net of current portion	363	9,218	9,252	67	160
Redeemable convertible preferred stock	—	10,113	15,166	25,282	25,260
Total stockholders' equity (net capital deficiency)	$19,601	$(25,024)	$(35,848)	$(10,474)	$(11,733)
Other Data:
Cumulative number of sites of installed pharmacy and supply systems	1,246	1,096	910	258	176
Cumulative number of pharmacy and supply systems installed or released for installation	21,490	17,772	14,242	5,875	3,928

(1)
The amounts shown for the year ended December 31, 1999 include the results of the Sure-Med acquisition from January 29, 1999 through December 31, 1999. See Note 2 of Notes to Consolidated Financial Statements herein for information regarding the Sure-Med acquisition.

(2)
These revenues represent revenues from Sun Healthcare which was formerly a related party to Omnicell, Inc.

(3)
Cost of revenues for the year ended December 31, 1999, includes: special charges related to the writedown of SureMed inventory—$9.7 million; purchase accounting adjustment due to the sale of Sure-Med inventories that had been written up to fair value—$1.1 million; and costs incurred to complete Sure-Med installation obligations—$0.8 million.

(4)
Includes charges for stock-based compensation as follows:

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Research and development	$213	$139	$—	$—	$—
Selling, general and administrative	$1,034	$677	$11	$17	$17

  See Note 15 of Notes to Consolidated Financial Statements herein for additional information regarding amortization of deferred stock compensation.

(5)
Integration expense in the year ended December 31, 1999 includes expenses associated with the Sure-Med acquisition. See Note 2 of Notes to Consolidated Financial Statements herein for information regarding the Sure-Med acquisition.

(6)
See Note 9 of Notes to Consolidated Financial Statements herein for details of the restructuring.

(7)
See Note 1 of Notes to Consolidated Financial Statements herein for information on per share calculations.

(8)
Deferred gross profit represents primarily gross profit on sales of pharmacy and supply systems, excluding installation cost, that have been shipped to, accepted and, in most instances, paid for by our customer but not yet installed at the customer site. The revenues and cost of revenues for such items will be recorded upon completion of installation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

        In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in "Quantitative and Qualitative Disclosures About Market Risk," under the heading "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Overview

        We started our business in 1992 and began offering our supply systems for sale in 1993. In late 1996, we introduced our Omnicell pharmacy system. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of December 31, 2001, 21,490 pharmacy and supply automation systems had been installed or released for customer installation in 1,246 healthcare facilities.

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

        In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the offering price of $7.00 per share, raising approximately $42.9 million, net of expenses for underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We expect to use the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including potential acquisitions and costs to support our leasing activities to U.S. government entities.

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

        Typically, we will sell our customer lease agreements on a non-recourse basis to third-party leasing companies. Product revenue is recognized for the net present value of the lease payment stream. As part of the initial sale or lease of our pharmacy and supply systems, customers typically sign a one-year service agreement, and service revenues are recognized over the term of these agreements. Service and other revenues also include month-to-month rentals of our pharmacy and supply systems and amortization of upfront fees received from certain distributors of our pharmacy and supply systems and monthly subscription fees from hospitals utilizing our Internet-based procurement application.

        Deferred gross profit on our balance sheet represents primarily pharmacy and supply systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. A portion of the deferred gross profit account balance includes leases that require revenue to be recognized on a month to month basis and license fees from international distributors that are recognized ratably each quarter over the life of the distribution agreement, typically five years. Deferred gross profit is not equal to gross margin because it does not include installation costs, which are incurred and recorded in the period when the system is installed and revenue is recognized. Our installation process typically takes a week or less to complete.

        Revenues from our pharmacy and supply systems are difficult to forecast because the sales cycle, from initial assessment to product installation, involves a significant commitment of capital and time, varies substantially from customer to customer and can take more than one year. The order approval process of our customers is subject to internal procedures associated with large capital expenditures and the time associated with accepting new technologies. For these and other reasons, the sales cycle associated with the purchase of our pharmacy and supply systems is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews over which we have little or no control. In addition, since September 11, 2001, we have not received any orders from U.S. military hospitals and have had difficulty obtaining access to U.S. military facilities to complete installation of previously shipped systems, delaying our recognition of revenue on those systems. Over the previous 21 months, orders from U.S. military hospitals represented about 4% of our total shipments. Although we expect future orders from these customers, we do not know when they will begin to order our products again.

Costs and Expenses

        Our current expense levels are based, in part, on our expectations of higher future revenue levels. If revenue levels are below expectations, operating results are likely to be disproportionately impacted given our significant investment in infrastructure. We have achieved profitability on a quarterly basis for the last two quarters of 2001 but have never achieved operating profitability on an annual basis. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

        Our selling, general and administrative expenses include costs to support the sales, marketing, field operations and customer support and administration organizations. Most of these costs are personnel-or facilities-related and are relatively fixed. Bonuses and sales commissions will typically change in proportion to revenue or profitability. Other expenditures, such as advertising, promotions and consulting, are neither fixed nor variable and will fluctuate depending on product introductions, promotional programs and trade shows.

        Deferred stock compensation for options granted to employees reflects the difference between the deemed fair market value of our common stock on the date options were granted to employees and the exercise price of those options. Deferred stock compensation is reflected as a component of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straightline method.

Critical Accounting Policies

General

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. Actual results could differ from these estimates. Our significant accounting policies are described in our financial statements (see Note 1 in Notes to the Consolidated Financial Statements). Of these policies, we believe the following ones may involve a higher degree of judgment and complexity.

Revenue Recognition

        Our revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and installation expenses. We follow specific and detailed policies on recognizing revenue. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Omnicell recognizes revenue in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." The key requirement for Omnicell to recognize revenue from the sale of our automation products is the completion of our installation obligation at the customer site. Delays at a customer site due to construction delays or for other causes could result in our inability to install enough systems to achieve our revenue targets.

        Revenues from lease arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS 13), upon completion of our installation obligation and at the beginning of the non-cancelable lease term. Most of our lease receivables are sold to third-party leasing finance companies, and we record revenue after our products are installed equal to the cash received from the leasing company, which equals the net present value of the lease stream, discounted at the interest rate charged to us by the leasing company. Beginning in October 2000, we internally financed most of our leases to U.S. government entities and recognized revenue upon completion of product installation as the net present value of the lease stream based on an implied interest rate comparable to those charged by third-party leasing companies. These U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, collectibility is assured. However, in the future if any of our U.S. government customers do not receive their annual funding, their lease payments to us could be delayed or stopped which could significantly decrease our revenues. As of December 31, 2001 our lease portfolio to U.S. government customers was $6.7 million.

Inventory

        Omnicell writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Capitalized software development costs

        Development costs related to software implemented in our pharmacy and supply systems incurred subsequent to the establishment of technical feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." All such development costs incurred prior to the completion of a working model are recognized as research and development expense.

Accrued liabilities

        Accrued liabilities are based on our judgment of estimated future costs we are obligated to incur. Actual costs may differ from those estimates. Our estimates for accrued upgrade costs of $4.7 million at December 31, 2001 require a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers we assumed under our purchase of Sure-Med in January 1999. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Results of Operations

        The following table sets forth certain items included in our results of operations for each of the three years in the period ended December 31, 2001 expressed as a percentage of our total revenues for these periods:

	Year Ended December 31,
	2001	2000	1999
Statement of Operations:
Product revenues	86.9%	88.4%	87.3%
Service and other revenues	13.1	11.6	12.7

Total revenues	100.0	100.0	100.0
Cost of product revenues	30.8	28.0	52.3
Cost of service and other revenues	6.9	11.5	9.7

Total cost of revenues	37.7	39.5	62.0

Gross profit	62.3	60.5	38.0
Operating expenses:
Research and development	12.7	16.9	15.8
Selling, general and administrative	50.3	68.3	64.8
Integration	—	—	1.4
Restructuring	(0.2)	4.3	—

Total operating expenses	62.8	89.5	82.0
Loss from operations	(0.5)	(29.0)	(44.0)
Interest income (expense), net	(0.6)	(1.7)	(3.2)

Loss before provision for income taxes	(1.1)	(30.7)	(47.2)
Provision for income taxes	(0.2)	(0.2)	(0.3)

Net loss	(1.3)%	(30.9)%	(47.5)%

Years Ended December 31, 2001 and 2000

        Revenues.    Total revenues increased 29.0% to $86.9 million for the year ended December 31, 2001 from $67.4 million for the year ended December 31, 2000.

        Product revenues increased by 26.8% to $75.5 million in 2001 from $59.6 million in 2000, due primarily to an increased number of pharmacy and supply system installations. The cumulative number of sites of installed pharmacy and supply systems increased 13.7% to 1,246 as of December 31, 2001 from 1,096 as of December 31, 2000. The cumulative number of installed or released for installation pharmacy and supply systems increased 20.9% to 21,490 as of December 31, 2001 from 17,772 as of December 31, 2000. These increases were the result of increased installation of equipment for new customers or new equipment sales for existing customers where leases were due to expire, partially offset by declining product revenues year-to-year from a related party.

        Service and other revenues increased by 46% to $11.4 million in 2001 from $7.8 million in 2000, due primarily to an increase in the number of new service contracts and increased renewals of existing service contracts. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of pharmacy and supply systems.

        Deferred gross profit decreased by 4.1% to $24.8 million at December 31, 2001 from $25.8 million at December 31, 2000. This decrease was primarily due to total shipments for 2001 increasing 25% over 2000, slightly lower than the 27% increase in product installations. Over 80% of the deferred gross profit balance is composed of systems, product upgrades or software interfaces that have not yet been installed. The remaining portion of the deferred gross profit balance includes leases that require revenue to be recognized on a month to month basis and license fees from international distributors that are recognized ratably each quarter over the life of the distribution agreement, typically five years. In addition, since September 11, 2001, we have not received any orders from U.S. military hospitals and have had difficulty obtaining access to U.S. military facilities to complete installation of previously shipped systems, delaying our recognition of revenue on those systems. Over the previous 21 months, orders from U.S. military hospitals represented about 4% of our total shipments. Although we expect future orders from these customers, we do not know when they will begin to order our products again.

        Cost of Revenues.    Total cost of revenues increased 23.3% to $32.8 million in 2001 from $26.6 million in 2000. Total cost of revenues as a percent of total revenues decreased to 37.7% in 2001 from 39.5% in 2000.

        Cost of product revenues increased by 41.8% to $26.7 million in 2001 from $18.9 million in 2000. This was due primarily to an increase in product revenues. Cost of product revenues as a percent of total product revenues increased to 35.4% in 2001 from 31.7% in 2000. This increase was due primarily to an increase in the mix of products sold through lower margin leases as compared to purchased products, a higher percentage of lower margin pharmacy products in 2001 compared to 2000 and write downs of inventory for approximately $3.4 million. We believe that cost of product revenues, both in absolute dollars and as a percent of product revenue, will continue to fluctuate based upon fluctuating product mix and percentage of leasing business.

        Cost of service and other revenues decreased by 22% to $6.0 million in 2001 from $7.7 million in 2000, primarily due to a lower volume of Sure-Med installation kits which are more costly than Omnicell automation system installation kits and a shift in strategy from the utilization of third-party maintenance contract service providers to in-house maintenance service engineers in 2001. Gross profit on service and other revenues was $5.4 million, or 47.2% of service and other revenues in 2001 compared to $0.1 million, or 1.1% of service and other revenues in 2000. The increase in gross profit and gross margin on service and other revenues in 2001 compared to 2000, was due to the positive impact of recognizing $1.5 million in service billings in 2001 to several customers for services provided and expensed in previous periods that were not previously billed, a larger percentage of Sure-Med units installed and installation kits provided in 2000 compared to 2001, more focus on services contract renewals in 2001 compared to 2000 and reductions in outsourced contract services and spare parts required to maintain installed systems. We believe that cost of service and other revenues will continue to grow in absolute dollars from service contracts associated with the growth of our installed base of pharmacy and supply systems. We expect that gross margin on service and other revenues will be in the 40% to 50% range as we continue to focus on cost containment and improvement in our service contract renewal rates.

        Research and Development.    Research and development expenses decreased by 3.3% to $11.0 million in 2001 from $11.4 million in 2000. Research and development expenses represented 12.7% and 16.9% of total revenues in 2001 and 2000, respectively. The decrease in research and development expenses was primarily attributable to the corporate restructuring which occurred in the third quarter of 2000, in which we reduced our efforts in our e-commerce business. This resulted in a reduction of the portion of our engineering force dedicated to our e-commerce development. We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our pharmacy and supply systems. We expect that research and development expenses will increase in overall dollars, but not as a percentage of total revenues from current levels. To date, we have capitalized approximately $1.5 million of software development costs, and in 2001, amortized approximately $0.4 million of capitalized software development costs to cost of product revenues.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by 5.0% to $43.7 million in 2001 from $46.0 million in 2000. Selling, general and administrative expenses represented 50.3% and 68.3% of total revenues in 2001 and 2000, respectively. The decrease in selling, general and administrative expenses is due primarily to staffing decreases associated with our corporate restructuring which occurred in the third quarter of 2000, in which we reduced our efforts in our e-commerce business, partially offset by staffing increases to re-focus our efforts on our core pharmacy and supply systems business. We anticipate that we will continue to commit significant resources to our sales, customer support, marketing, finance and administration organizations. We expect that selling, general and administrative expenses will continue to increase in dollar terms. However, we do not anticipate that selling, general and administrative expenses will increase significantly, if at all, as a percentage of total revenues.

        Restructuring.    A restructuring credit in 2001 of $(0.2) million represents a reversal of the accrued liability for restructuring which was established in the third quarter of 2000. This restructuring action resulted from the reduction of our efforts in our e-commerce business. The reversal of the accrual was based on the final completion of all restructuring activities.

        Amortization of Deferred Stock Compensation.    Deferred stock compensation for options granted to employees reflects the difference between the deemed fair market value of our common stock on the date options were granted to employees and the exercise price of those options. Deferred stock compensation is reflected as a component of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the year ended December 31, 2001, we amortized $1.2 million of deferred compensation expense, which included $0.2 million to research and development expenses and $1.0 million to selling, general and administrative expenses. The balance of deferred stock compensation as of December 31, 2001 was $0.7 million.

        Interest Income.    Interest income decreased 27.4% to $0.8 million in 2001 from $1.1 million in 2000. This decrease in interest income was primarily the result of declining interest rates in 2001.

        Interest Expense.    Interest expense decreased 39.3% to $1.3 million in 2001 from $2.2 million in 2000. This decrease is primarily the result of the repayment of $18.3 million of outstanding debt and redeemable convertible preferred stock obligations immediately following our initial public offering in August 2001.

        Provision for income taxes.    Due to the losses we incurred in years prior to 2001, and the related net operating loss carryforwards available us, we recorded total state and federal income tax expense of $0.2 million and $0.1 million in 2001 and 2000, respectively. We have a net operating loss carryforward balance of approximately $37.7 million. Due to change of control limitations, we are currently limited to utilizing $4.8 million of this net operating loss carryforward per year for the next seven years.

Years Ended December 31, 2000 and 1999

        Revenues.    Total revenues increased 21.9% to $67.4 million for the year ended December 31, 2000 from $55.3 million for the year ended December 31, 1999.

        Product revenues increased by 23.5% to $59.6 million in 2000 from $48.2 million in 1999, due primarily to a change in our product mix to a larger proportion of higher-priced pharmacy systems from 1999 to 2000 and an increase in the number of pharmacy and supply systems installed from 1999 to 2000. Service and other revenues increased by 11.0% to $7.8 million in 2000 from $7.0 million in 1999. This increase was due to a higher installed base of systems, partially offset by lower service revenue from Sun Healthcare. Under the terms of the Sure-Med acquisition, we assumed from Baxter Healthcare the remaining service obligations to certain Sure-Med lease customers, but we do not receive any service revenue associated with such obligations.

        Deferred gross profit decreased by 3.2% to $25.8 million at December 31, 2000 from $26.7 million at December 31, 1999. This decrease was due to higher cost of sales in the deferred gross profit balance at December 31, 2000 compared to the cost of sales in the deferred gross profit balance at December 31, 1999. This was due to an increased mix of higher margin pharmacy and supply systems installed in 2000 compared to the pharmacy and supply systems shipped in 2000.

        Cost of Revenues.    Cost of product revenues decreased by 34.8% to $18.9 million in 2000 from $28.9 million in 1999. Gross profit on product revenues was $40.7 million, or 68.3% of product revenues in 2000, compared to $19.3 million, or 40.1% of product revenues in 1999. The 2000 decrease in cost of product revenues and increase in gross profit percentage were due primarily to a $9.7 million writedown of Sure-Med inventory in the fourth quarter of 1999 because of lower than anticipated demand for Sure-Med pharmacy systems. Subsequent to the January 1999 acquisition of the Sure-Med product line, product integration issues related to the Sure-Med acquisition slowed our sales force's ability to effectively sell the Sure-Med pharmacy systems. Cost of product revenues in 2000 was also favorably impacted as the mix of less costly Omnicell systems sold increased from 71.8% to 82.0%, by an increase in the number of sales versus leased transactions for which gross margins are higher and by a smaller component of manufacturing overhead allocated to each system as production volumes increased. This 2000 reduction in cost of product revenues was partially offset by a $2.2 million increase to our estimated liability to provide certain specific functionality to Sure-Med products. This increase resulted from the identification of additional Sure-Med customers who had contractual rights to the specified functionality and higher than originally estimated materials, labor and shipping costs to fulfill each obligation.

        Cost of service and other revenues increased by 43.6% to $7.7 million in 2000 from $5.4 million in 1999. For the same periods, gross profit on service and other revenues was $0.1 million, or 1.1% of service and other revenues in 2000 compared to $1.7 million, or 23.6% of service and other revenues in 1999. The decline in gross profit on service and other revenues in 2000 compared to 1999 was due to service and maintenance costs on Sure-Med units sold prior to the acquisition, for which we did not receive revenue, being significantly higher than our original estimates reflected in the purchase price allocation.

        Research and Development.    Research and development expenses increased by 30.5% to $11.4 million in 2000 from $8.7 million in 1999. Research and development expenses represented 16.9% and 15.8% of total revenues in 2000 and 1999, respectively. The increase in research and development expenses was primarily attributable to higher costs associated with additional engineering for enhancements to our pharmacy systems and for customization of our e-commerce product, OmniBuyer. We capitalized approximately $0.9 million of software development costs in 2000 for our pharmacy and supply systems.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by 28.5% to $46.0 million in 2000 from $35.8 million in 1999. Selling, general and administrative expenses represented 68.3% and 64.8% of total revenues in 2000 and 1999, respectively. The increase in selling, general and administrative expenses is due primarily to staffing increases associated with the introduction of OmniBuyer and supporting the growth of our pharmacy and supply system business. In addition, we wrote off approximately $1.1 million in previously capitalized offering expenses associated with a 2000 attempt to complete an offering of our common stock.

        Integration.    Integration expenses of $0.8 million in 1999 consist of costs associated with the integration of Omnicell and Sure-Med engineering efforts, product lines and marketing efforts.

        Restructuring.    Restructuring charges in 2000 of $2.9 million include a $2.0 million write-off of the Commerce One MarketSite license, a $0.3 million write-off of capitalized software development costs and $0.6 million in employee severance and related expenses.

        Amortization of Deferred Stock Compensation.    In the year ended December 31, 2000, we amortized $0.8 million of deferred compensation expense, which included $0.1 million to research and development expense, and $0.7 million to selling, general and administrative expense. Amortization of deferred stock compensation was $11,000 to research and development expense in 1999.

        Interest Income.    Interest income increased 49.6% to $1.1 million 2000 from $0.7 million in 1999. This increase was due primarily to an increase in interest income from employee loans in 2000, as well as higher cash balances in 2000 than in 1999.

        Interest Expense.    Interest expense decreased 10.6% to $2.2 million in 2000 from $2.5 million in 1999. This decrease is primarily the result of a reduction in interest paid to Sun Healthcare due to lower average outstanding balances of redeemable convertible preferred stock.

Segment Information

        We report segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: pharmacy and supply systems. A second operating segment was created in the second half of 1999 with the introduction of our e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant intersegment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States.

        For the years ended December 31, 2001, 2000 and 1999, substantially all of our total revenues and gross profit were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business segment generated less than one percent of consolidated revenues in each of the years ended December 31, 2001 and 2000. The operating losses generated by the segment were approximately $4.4 million, $10.3 million (excluding the $2.9 million restructuring charge) and $2.0 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Liquidity and Capital Resources

        Prior to the completion of our initial public offering of common stock in August 2001, we financed our operations primarily through the private placement of equity securities, as well as through equipment financing and secured loan arrangements. Prior to our initial public offering in August 2001, we had raised approximately $81.0 million from the private placement of equity securities, net of redemptions. This includes net proceeds of approximately $28.5 million from an equity financing in the first quarter of 2000.

        As of December 31, 2001, our principal sources of liquidity included approximately $23.8 million in cash, cash equivalents and short-term investments and $10.0 million available under our revolving credit facility. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

        We have established a credit facility with a bank that provides us with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility would be secured by substantially all of our assets. Interest under the credit agreement is payable at an annual rate equal to our lender's prime rate plus 2.25%. Our credit agreement contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of December 31, 2001, we had no outstanding obligations under this credit facility and were eligible to borrow $10.0 million.

        We used cash of $10.7 million, $19.1 million and $5.0 million in operating activities in 2001, 2000 and 1999, respectively. The net loss of $1.2 million for the year ended December 31, 2001 included non-cash charges for depreciation and amortization of $2.5 million and amortization of deferred stock compensation of $1.2 million. The net loss of $20.8 million for the year ended December 31, 2000 included non-cash charges for depreciation and amortization of $2.8 million, amortization of deferred stock compensation of $0.8 million, a stock-based compensation charge of $0.7 million and a decrease in deferred gross profit of $0.8 million. Accounts receivable increased $7.1 million in 2001 as shipments to customers increased and more shipments occurred at the end of the period. Inventories increased $2.3 million in 2001 to support future business. Other assets increased $3.9 million in 2001 for increased sales-type leases to government customers that we are financing. Deferred service revenue increased $4.8 million in 2001 as more customers entered into extended service contracts and our leasing partner financed the five-year service contracts. The net loss of $26.3 million for 1999 included non-cash charges for depreciation and amortization of $2.0 million, a Sure-Med pharmacy systems inventory write-off of $9.7 million, an investment write-down of $0.6 million and an increase in deferred gross profit of $6.0 million.

        Cash of $7.6 million was used in investing activities in 2001 compared to cash of $1.4 million provided from investing activities in 2000 and cash of $0.2 million used in investing activities in 1999. Net purchases of short-term investments were $4.6 million in 2001 compared to net maturities of short-term investments of $1.9 million in 2000 and $6.4 million in 1999. Our expenditures for property and equipment were $3.0 million, $0.5 million and $6.2 million in 2001, 2000 and 1999, respectively.

        We generated net cash from financing activities of $25.5 million in 2001 and $24.9 million in 2000 and used net cash in financing activities of $3.8 million in 1999. Financing activities in each of the years ending December 31, 2001 and 2000 consisted primarily of raising funds through issuances of our equity securities. In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at an initial public offering price of $7.00 per share, raising $42.9 million, net of underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We expect to use the remainder of the net proceeds for the expansion of sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes including potential acquisitions and costs to support our leasing activities to U.S. government entities. The 2000 period included the issuance of our Series K preferred stock, which raised net proceeds of approximately $28.5 million. Cash used in financing activities for the redemption of redeemable convertible preferred stock was $5.1 million in 2000 and $5.1 million in 1999.

        We have not paid any significant amount of taxes to date. As of December 31, 2001, we have net operating loss carryforwards for federal income tax purposes of approximately $37.7 million, which expire in the years 2010 through 2021, federal research and experimentation tax credits of approximately $0.9 million, which expire in the years 2009 through 2020, and federal alternative minimum tax credits of approximately $0.3 million, which have no expiration. We also have net operating loss carryforwards for California income tax purposes of approximately $3.6 million, which expire in the years 2019 and 2020 and California research and experimentation credits of approximately $0.6 million, which have no expiration. There are certain limitations on the use of these net operating loss carryforwards.

        We have net operating lease commitments of $5.6 million payable when due through 2006 as follows (in thousands):

	Leases	Subleases	Net Commitments
2002	$2,065	$(318)	$1,747
2003	1,960	(146)	1,814
2004	1,600	—	1,600
2005	299	—	299
2006	152	—	152

Total minimum lease payments	$6,076	$(464)	$5,612

        Other than these commitments, we currently have no material short-term or long-term debt obligations or material contractual commitments.

        As of December 31, 2001, we had a cash, cash equivalents and short-term investments balance of $23.8 million. We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements and debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001, and are effective for the Company as of January 1, 2002. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio which is comprised solely of highly rated, short-term investments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are exposed to currency exchange fluctuations, as we sell our products internationally. We manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

        Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to less than two years. The table below presents the amounts and related weighted interest rates of our short-term investments at December 31, 2001 and 2000 (dollars in thousands, except percentage rates).

	December 31,
	2001	2000
Average fixed interest rate	2.44%	6.42%
Amortized cost	$6,927	$2,284
Fair value	$6,927	$2,286
Contractual maturity dates:		—
Less than one year	$3,927	$2,286
One to two years	$3,000	—

Total	$6,927	$2,286

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

        Since the September 11, 2001 terrorist attacks on the United States, we have received no new orders for our pharmacy or supply systems from U.S. military hospital customers. Prior to September 11, 2001, such hospitals accounted for approximately 3.6% of shipments in the first nine months of 2001 and 4% of shipments in 2000. In addition, because of restricted access to U.S. military bases, planned installations of systems already sold and shipped to U.S. military hospitals have been postponed for an indefinite period of time, delaying our recognition of revenue for such systems. We do not know how long these delays in the sales and installation cycle for these customers will last, and we do not know whether or to what extent we will be able to sell and install additional systems to these customers in the future.

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

        The clinical infrastructure and workflow automation market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.    The clinical infrastructure and workflow automation market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the clinical infrastructure and workflow automation market include Pyxis Corporation (a division of Cardinal Health) and Automated Healthcare (a division of McKessonHBOC). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last couple of years has developed and introduced to the market a significantly larger number of new products.

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

        We have a history of operating losses and we cannot assure you that we will achieve profitability.    For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million and $20.8 million in 1999 and 2000, respectively. While we were profitable in both the third and fourth quarters of 2001, we had a net loss of $1.2 million for the year. As of December 31, 2001, we had an accumulated deficit of approximately $94 million. There can be no assurance that we will be able to sustain or increase profitability in the future on a quarterly or annual basis.

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

        The purchase of our pharmacy and supply systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our pharmacy and supply systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our pharmacy and supply systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our pharmacy and supply systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we recently experienced revenue growth, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

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

        If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.    We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, Consorta, Inc. and Catholic Resources Partners, that enable us to more readily sell our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of our relationship with Premier, for example, could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and we cannot guarantee that they will not terminate our contracts before they expire.

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

        Any deterioration in our relationship with Commerce One would adversely affect our Internet-based procurement capabilities.    We have entered into an agreement with Commerce One, Inc., a provider of business-to-business technology solutions that link buyers and suppliers of goods and services to trading communities using the Internet. Our agreement with Commerce One enables us to implement a customized version of Commerce One's BuySite software at customer sites. We cannot be sure that Commerce One will not license its BuySite technology to our competitors. We cannot guarantee that Commerce One will be able to develop and introduce enhancements to its products that keep pace with emerging technological developments and emerging industry standards. In addition, we cannot guarantee that the Commerce One network will not experience performance problems or delays. The failure by Commerce One in any of these areas could harm our Internet-based procurement capabilities.

        Our failure to protect our intellectual property rights could adversely affect our ability to compete.    We believe that our success will depend in part on our ability to obtain patent protection for products and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products, and we intend to continue to pursue such protection in the future. Our issued patents relate to various features of our pharmacy and supply systems. There can be no assurance that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

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

        We provide products that build clinical infrastructure and automate workflow. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products is defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

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

  •
  the receipt and timing of orders for our pharmacy and supply systems;

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

        Government regulation of the healthcare industry could adversely affect demand for our products.    While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration (FDA), we cannot assure you that these products, or our future products, if any, will not be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our pharmacy and supply systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit pharmacy and supply systems; however, disapproval of our customers' pharmacy and supply management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

        While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations which will take effect in December 2002. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has also issued final rules with respect to transaction and code standards which require the use of specific electronic formats for most transactions containing patient information. HHS has not yet issued final rules on other topics under HIPAA, although it has issued proposed rules on some other topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and the independent auditors' reports appear on pages 32 through 59 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the Company's 2002 Annual Meeting of Stockholders, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G (3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business—Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the sections captioned "Executive Compensation" and "Employment, Severance and Change of Control Agreements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a)(1)	Financial Statements
	Index to Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	33
	Consolidated Balance Sheets as of December 31, 2001 and 2000	34
	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	35
	Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended December 31, 2001, 2000 and 1999	36
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	37
	Notes to Consolidated Financial Statements	38
	Consolidated Supplementary Financial Data	58
(a)(2)	Financial Statement Schedule
	See Schedule II on page 59 for valuation on qualifying accounts.
(a)(3)	Exhibits
	See Index to Exhibits on page 61 of this Report on Form 10-K.
(b)	Reports on Form 8-K
	The Company filed no reports on Form 8-K during the fiscal year ended December 31, 2001.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2001 and 2000, and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omnicell, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  ERNST & YOUNG LLP

San Jose, California
January 25, 2002

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$16,912	$9,681
Short-term investments	6,927	2,286
Accounts receivable, net	18,167	11,036
Inventories, net	12,702	10,414
Prepaid expenses and other current assets	5,253	2,728

Total current assets	59,961	36,145

Property and equipment, net	5,384	4,913
Other assets	6,769	2,847

Total assets	$72,114	$43,905

LIABILITIES, REEDEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$4,837	$4,416
Accrued liabilities	14,514	16,065
Deferred service revenue	8,009	3,233
Deferred gross profit	24,790	25,847
Current portion of notes payable	—	37

Total current liabilities	52,150	49,598
Notes payable	—	8,376
Other long-term liabilities	363	842
Redeemable convertible preferred stock, no par value;
Designated: 1,802,000 shares; issued and outstanding: no shares at December 31, 2001 and 720,800 shares at December 31, 2000	—	10,113
Stockholders' equity (net capital deficiency):
Convertible preferred stock, no par value;
Authorized: 5,000,000 shares at December 31, 2001 and 18,500,000 shares
At December 31, 2000; issued and outstanding: no shares at December 31, 2001 and 14,538,376 shares at December 31, 2000	—	62,392
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 21,666,668 shares
December 31, 2001 and 3,080,140 shares at December 31, 2000	22	11,728
Additional paid-in capital	118,759	—
Notes receivable from stockholders	(4,554)	(4,578)
Deferred stock compensation	(664)	(1,775)
Accumulated deficit	(93,962)	(92,795)
Accumulated other comprehensive income	—	4

Total stockholders' equity (net capital deficiency)	19,601	(25,024)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (net capital deficiency)	$72,114	$43,905

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Product revenues	$75,501	$58,458	$44,074
Product revenues from related party	—	1,097	4,163
Service and other revenues	11,400	7,810	7,034

Total revenues	86,901	67,365	55,271
Cost of revenues:
Cost of product revenues	26,745	18,856	28,918
Cost of service and other revenues	6,022	7,722	5,377

Total cost of revenues	32,767	26,578	34,295

Gross profit	54,134	40,787	20,976
Operating expenses:
Research and development	11,031	11,412	8,745
Selling, general and administrative	43,683	46,000	35,797
Integration	—	—	785
Restructuring	(150)	2,908	—

Total operating expenses	54,564	60,320	45,327

Loss from operations	(430)	(19,533)	(24,351)
Interest income	764	1,053	704
Interest expense	(1,341)	(2,209)	(2,471)

Loss before provision from income taxes	(1,007)	(20,689)	(26,118)
Provision for income taxes	(160)	(100)	(149)

Net loss	$(1,167)	$(20,789)	$(26,267)

Net loss per share—basic and diluted	$(0.11)	$(12.20)	$(17.86)

Net loss per share—pro forma (Note A)	$(0.03)	$(1.51)

Number of shares used in per share calculations:
Basic and diluted	10,312	1,704	1,471

Pro forma	17,298	13,060

        (Note A): Net loss per share—pro forma is adjusted to add back the amount of interest recognized in the period associated with redeemable convertible preferred stock.

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock							Total Stockholders' Equity (Net Capital Deficiency)
								Notes Receivable From Stockholders			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital		Deferred Stock Compensation	Accumulated Deficit
Balance at December 31, 1998	1,802,000	$25,282	11,527,848	$33,854	1,385,233	$1,424	$—	$—	$(11)	$(45,739)	$(2)	$(10,474)
Net loss	—	—	—	—	—	—	—	—	—	(26,267)	—	(26,267)
Change in unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	4	4

Total comprehensive loss												(26,263)

Exercise of stock options	—	—	—	—	200,360	341	—	—	—	—	—	341
Employee stock purchase plan	—	—	—	—	60,789	537	—	—	—	—	—	537
Amortization of deferred compensation	—	—	—	—	—	—	—	—	11	—	—	11
Redemption of redeemable convertible preferred stock	(720,800)	(10,116)	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 1999	1,081,200	15,166	11,527,848	33,854	1,646,382	2,302	—	—	—	(72,006)	2	(35,848)
Net loss	—	—	—	—	—	—	—	—	—	(20,789)	—	(20,789)
Change in unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	2	2

Total comprehensive loss												(20,787)

Modification of stock option awards	—	—	—	—	—	728	—	—	—	—	—	728
Issuance of Series K convertible preferred stock for cash, net of issuance costs of $62	—	—	3,010,528	28,538	—	—	—	—	—	—	—	28,538
Exercise of stock options	—	—	—	—	1,251,919	5,146	—	—	—	—	—	5,146
Employee stock purchase plan	—	—	—	—	181,839	883	—	—	—	—	—	883
Issuance of stockholder notes receivable	—	—	—	—	—	—	—	(4,578)	—	—	—	(4,578)
Issuance of warrant in connection with bank credit facility	—	—	—	—	—	78	—	—	—	—	—	78
Deferred stock compensation	—	—	—	—	—	2,591	—	—	(2,591)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	816	—	—	816
Redemption of redeemable convertible preferred stock	(360,400)	(5,053)	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	720,800	10,113	14,538,376	62,392	3,080,140	11,728	—	(4,578)	(1,775)	(92,795)	4	(25,024)
Re-incorporation in Delaware	—	—	—	—	—	(11,725)	11,725	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)
Change in unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss												(1,171)

Issuance of common stock upon initial public offering, net of issuance costs of $1,992	—	—	—	—	6,900,000	7	42,920	—	—	—	—	42,927
Conversion of convertible preferred stock to common stock	—	—	(14,538,376)	(62,392)	11,375,456	11	62,381	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(720,800)	(10,113)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	73,736	—	82	—	—	—	—	82
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	163,211	1	526	—	—	—	—	527
Issuance of warrants	—	—	—	—	18,551	—	600	—	—	—	—	600
Conversion of note receivable	—	—	—	—	55,574	—	389	—	—	—	—	389
Repayment of stockholders' note receivable	—	—	—	—	—	—	—	24	—	—	—	24
Deferred stock compensation	—	—	—	—	—	—	136	—	(136)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1,247	—	—	1,247

Balance at December 31, 2001	—	$—	—	$—	21,666,668	$22	$118,759	$(4,554)	$(664)	$(93,962)	$—	$19,601

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities
Net loss	$(1,167)	$(20,789)	$(26,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,476	2,749	1,894
Amortization	—	90	90
Loss on disposal of property and equipment	—	—	4
Amortization of deferred stock compensation	1,247	816	11
Stock compensation	—	728	—
Write-off of Sure-Med inventory	—	—	9,722
Write-off of ADDS investment	—	—	550
Write-off of intangible assets	—	182	—
Changes in assets and liabilities:
Accounts receivable, net	(7,131)	(1,351)	(453)
Inventories, net	(2,288)	(1,090)	1,978
Prepaid expenses and other current assets	(1,925)	(741)	(741)
Other assets	(3,922)	(769)	585
Accounts payable	421	2,182	1,608
Accrued liabilities	(1,551)	(1,234)	908
Deferred service revenue	4,776	965	313
Deferred gross profit	(1,057)	(848)	5,954
Other liabilities	(589)	2	(1,149)

Net cash used in operating activities	(10,710)	(19,108)	(4,993)

Investing activities
Cash paid for Sure-Med acquisition, net of cash received	—	—	(352)
Purchases of short-term investments	(6,800)	(4,055)	(4,153)
Maturities of short-term investments	2,155	5,923	10,504
Purchases of property and equipment	(2,947)	(511)	(6,199)

Net cash provided by (used in) investing activities	(7,592)	1,357	(200)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	42,927	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan and option exercises	609	1,451	878
Proceeds from issuance of Series K preferred stock	—	28,538	—
Redemption of redeemable convertible preferred stock	(10,113)	(5,053)	(5,058)
Issuance of convertible promissory note	—	—	350
Proceeds from stockholders' notes receivable	24	—	—
Repayment of notes payable	(7,914)	—	—
Payment of principle on long-term debt	—	(50)	—

Net cash provided by (used in) financing activities	25,533	24,886	(3,830)

Net increase (decrease) in cash and cash equivalents	7,231	7,135	(9,023)
Cash and cash equivalents at beginning of year	9,681	2,546	11,569

Cash and cash equivalents at end of year	$16,912	$9,681	$2,546

Supplemental disclosures of non-cash financing and investing activities
Issuance of note payable in Sure-Med acquisition	$—	$—	$7,914
Issuance of note payable for leasehold improvements to landlord	—	—	200
Conversion of note payable	389	—	—
Redemption of preferred stock offset with receivables	—	553	5,750
Issuance of stock purchase warrant	600	78	—
Issuance of notes receivable from stockholders to exercise stock options	—	(4,578)	—
Supplemental cash flow information
Cash paid for interest	$1,037	$1,800	$2,312

See Notes to Consolidated Financial Statements.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

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

        In August 2001, the Company completed its initial public offering of 6.9 million shares of common stock at the initial public offering price of $7.00 per share, raising $42.9 million net of offering expenses.

Stock Split

        All common stock share and per share amounts reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Principles of Consolidation

        These consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

        Actual results with regard to inventory reserves could have a material unfavorable impact on the Company if estimates of market value and future product demand are less favorable than projected.

Revenue Recognition

        Revenues are derived primarily from sales of pharmacy and supply systems and subsequent service agreements. The Company markets these systems for sale or for lease. Pharmacy and supply system sales, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" are recognized upon completion of the Company's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate annual service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and upfront fees received from certain distributors of our pharmacy and supply systems. These upfront fees are recognized ratably over the period of the distribution agreement. For governmental customers, the Company offers free service for the first year of service. The vendor specific objective evidence of these services are deferred and recognized over the service period. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on pharmacy and supply systems sales for which customer acceptance has occurred but the Company's installation obligation has not yet been fulfilled. Installation costs are recorded to cost of goods sold when incurred.

        Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant in the years ended December 31, 2001, 2000 and 1999, and are included in service and other revenues.

Fair Value of Financial Instruments

        The Company has determined the estimated fair value of its financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, notes receivable from stockholders, accounts payable and accrued expenses approximate fair value because of their short maturities. Short-term investments are reported at their estimated fair value based on quoted market prices of comparable instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations at December 31, 2000 approximates fair value. The Company did not have any debt obligations at December 31, 2001.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Short-Term Investments

        Short-term investments consist primarily of highly liquid debt instruments purchased with original maturities of greater than 90 days but less than 24 months. The Company classifies these securities as available-for-sale. The differences between amortized cost and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. The estimated fair value amounts have been determined by the Company using available market information. Any gains and losses on the sale of short-term investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or interest expense. The Company has not experienced any significant gains or losses on its investments to date.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and distributors and maintains reserves for credit losses. No one customer accounted for over 10% of revenues in the years ended December 31, 2001, 2000 and 1999.

        One leasing company accounted for 39% of accounts receivable at December 31, 2001 and a different leasing company accounted for 11% of accounts receivable at December 31, 2000.

        The majority of revenues are generated from customers in North America, totaling 99% of total revenues for the years ended December 31, 2001, 2000 and 1999.

Inventories

        Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements, generally four to seven years.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 121, "Impairment of Long-lived Assets." Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Research and Developments Expenses

        The Company's policy is to expense as incurred all costs, other than certain software development costs, related to research and development. The Company's research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are primarily personnel- or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

        Development costs related to software incorporated in the Company's pharmacy and supply systems incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. At December 31, 2001 and 2000, the balance of capitalized software development costs was approximately $1.1 million and $0.9 million, respectively. These costs are amortized over a three-year period upon commercial introduction and are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.4 million in 2001 and zero in both 2000 and 1999.

Advertising Expenses

        The Company expenses the costs of advertising as incurred. Advertising expenses were minimal for the year ended December 31, 2001 and were approximately $1.2 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

Shipping and Handling Expenses

        The Company records shipping and handling expenses in selling, general and administrative expenses. Shipping and handling expenses were $1.6 million, $1.7 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Integration Expenses

        Integration expenses relate to expenses incurred to integrate the Sure-Med product line (see Note 2) into the Company's operations. These expenses include charges for employee severance costs, travel, training and relocation expenses.

Stock-Based Compensation

        Under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based awards to employees using the intrinsic value method established by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." No compensation expense is recognized for options granted with exercise prices equal to the fair value of the Company's common stock on the date of grant (See Note 15 for additional required disclosures regarding stock-based compensation).

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence it is more likely than not that the deferred tax assets will be realized.

Comprehensive Income

        The only item of other comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on short-term investments, which are included in accumulated other comprehensive income (loss) in the consolidated statement of redeemable convertible preferred stock and stockholders' equity (net capital deficiency).

Segment Information

        The Company reports segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: pharmacy and supply systems. A second operating segment was created in the second half of 1999 with the introduction of the Company's e-commerce business. The Company's chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant intersegment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of the Company's long-lived assets are located in the United States.

        For the years ended December 31, 2001, 2000 and 1999, substantially all of the Company's total revenues and gross profits were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in each of the years ended December 31, 2001, 2000 and 1999. The operating loss generated by the segment was approximately $4.4 million, $10.3 million and $2.0 million in 2001, 2000 and 1999, respectively, excluding a $2.9 million restructuring charge recorded in 2000 (see Note 9).

Net Loss Per Share

        In accordance with SFAS No. 128, "Earnings Per Share," basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options and warrants and common shares issuable on conversion of preferred stock to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities were excluded from the computation of diluted loss per share for the years ended December 31, 2001, 2000 and 1999, as their inclusion would have been anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2001, 2000 and 1999, was 4,166,921, 14,386,937 and 8,072,388, respectively.

        Diluted net loss per share has been computed as described above and also gives effect to common equivalent shares arising from vesting of incremental common shares issuable upon the exercise of stock options using the treasury stock method and warrants, convertible preferred stock and a convertible note that automatically converted upon the closing of the Company's initial public offering using the if-converted method from the original date of issuance.

        Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from vesting of incremental common shares issuable upon the exercise of stock options using the treasury stock method and warrants, convertible preferred stock and a convertible note that automatically converted upon the closing of the Company's initial public offering using the if-converted method from the original date of issuance. Net loss is adjusted to add back the amount of interest recognized in the period associated with redeemable convertible preferred stock.

        The calculation of historical and pro forma basic and diluted net loss per common share is as follows (in thousands except share and per share amounts):

	Year Ended December 31,
	2001	2000	1999
Historical:
Basic:
Net loss	$(1,167)	$(20,789)	$(26,267)

Weighted average shares of common stock outstanding	10,652	2,267	1,477
Less: Weighted average common shares subject to repurchase	(340)	(563)	(6)

Weighted average common shares outstanding-basic	10,312	1,704	1,471

Net loss per common share	$(0.11)	$(12.20)	$(17.86)

Diluted:
Net loss	$(1,167)	$(20,789)	$(26,267)

Weighted average common outstanding-basic	10,312	1,704	1,471
Add: Dilutive effect of employee stock options and warrants	—	—	—
Add: Dilutive effect of convertible preferred and convertible note to common	—	—	—

Weighted average common shares outstanding-diluted	10,312	1,704	1,471

Net loss per common share	$(0.11)	$(12.20)	$(17.86)

Pro forma:
Net loss	$(1,167)	$(20,789)
Add: Interest associated with redeemable convertible preferred stock	649	1,081

Net loss	$(518)	$(19,708)

Weighted average shares of common stock outstanding	10,652	2,267
Less: Weighted average common shares subject to repurchase	(340)	(563)
Add: Dilutive effect of convertible preferred stock, convertible note and convertible warrants to common	6,986	11,356

Weighted average common shares outstanding-diluted	17,298	13,060

Net loss per common share	$(0.03)	$(1.51)

Note 1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001, and are effective for the Company January 1, 2002. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on the Company's financial position or results of operations and the Company does not expect the adoption of SFAS 142 will have a material impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect the adoption of SFAS 144 will have a material impact on its financial position and results of operations.

Note 2. Sure-Med Acquisition

        Effective January 29, 1999, the Company acquired substantially all of the assets together with certain specified liabilities and obligations of the Sure-Med product line of Baxter Healthcare in a transaction accounted for as a purchase. Baxter Healthcare designed, marketed and sold Sure-Med pharmacy systems to hospitals and other healthcare facilities. The Company's consolidated financial statements include the operating results of Sure-Med from the date of acquisition.

        The original purchase price of $15.1 million consisted of a cash payment of $2.0 million to Baxter Healthcare, a promissory note of $12.7 million, and $400,000 of related acquisition expenses. In December 1999, the purchase price was adjusted downward by $6.4 million through a $1.6 million cash payment from Baxter Healthcare to the Company and a $4.8 million reduction in the note payable to Baxter Healthcare. Upon the closing of the Company's initial public offering in August 2001, the Company repaid $7.9 million, representing the entire outstanding principle amount of the promissory note plus interest accrued through the offering date.

        In the fourth quarter of 1999, after sales of the Sure-Med pharmacy systems were determined to be substantially below original forecasts, the Company recorded a $9.7 million charge to cost of revenues to reflect a write-down of Sure-Med product line inventory to estimated net realizable value. In 1999, the Company also recorded $785,000 of integration expenses associated with the integration of the Company and Sure-Med engineering efforts, product lines and marketing efforts.

        The Sure-Med acquisition was entered into with the expectation that significant sales would be generated in 1999 and 2000. The actual sales for 1999 and 2000 were substantially below the levels anticipated in the Company's forecasts. Product integration issues hindered the Company's sales force in its attempt to sell the Sure-Med pharmacy systems. As a result, during the third quarter of fiscal 2000, the Company significantly reduced its Sure-Med pharmacy systems sales and marketing efforts. It also performed a SFAS 121 impairment analysis on the remaining Sure-Med intangible assets and concluded that, based on estimated negative future cash flows, the $182,000 net balance of its intangible assets was impaired and was therefore written-off to expense.

Note 3. Leasing Arrangements

        In 2001 and 2000, net sales-type lease receivables sold under leasing agreements totaled approximately $43.4 million and $20.7 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized when the equipment is installed. At December 31, 2001 and 2000, accounts receivable included approximately $4.3 million and $1.5 million, respectively, due from the finance companies for lease receivables sold.

Note 4. Short-Term Investments

        Short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2001:
Certificates of deposits	$93	$—	$93
U.S. commercial debt securities	$6,834	$—	$6,834

	$6,927	$—	$6,927

December 31, 2000:
Certificates of deposits	$2,284	$2	$2,286

        The investments mature in less than 24 months from their purchase date.

Note 5. Inventories, net

        Inventories consist of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$7,187	$4,540
Work-in-process	615	340
Finished goods	4,900	5,534

Total	$12,702	$10,414

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Equipment	$11,364	$9,043
Furniture and fixtures	1,472	1,323
Leasehold improvements	2,106	1,629
Purchased software	526	526

	15,468	12,521
Accumulated depreciation and amortization	(10,084)	(7,608)

Property and equipment, net	$5,384	$4,913

        No equipment was leased under capital leases at December 31, 2001 and 2000.

        In August 1999, the Company completed a software license transaction with Commerce One, Inc. Purchased software consists primarily of BuySite software licensed on a perpetual basis to enable customer use of the Company's Internet-based procurement application. Maintenance and support will be provided by the licensor at contractual annual rates. In the third quarter of 2000, the Company wrote-off the $2.0 million remaining balance of the MarketSite software license as part of the restructuring activities to reduce its efforts on its e-commerce business.

        Depreciation and amortization of property and equipment expense was approximately $2.5 million, $2.8 million and $1.9 million in the years ended December 31, 2001, 2000 and 1999.

Note 7. Other Assets

        Other assets consisted of the following (in thousands):

	December 31,
	2001	2000
Long-term deposits	$150	$150
Long-term lease receivables	5,148	1,695
Capitalized software development costs	1,071	881
Long-term note receivable	400	9
Other	—	112

	$6,769	$2,847

Note 8. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Accrued compensation and related benefits	$2,631	$2,139
Accrued license fees	42	119
Accrued upgrade costs	4,668	5,995
Other accrued liabilities	7,162	7,637
Accrued restructuring costs	11	175

	$14,514	$16,065

        Accrued upgrade costs represent the estimated costs to be incurred by the Company to provide certain specific functionality to Sure-Med products as a result of the acquisition of the Sure-Med product line in January 1999. The following table sets forth the upgrade costs accrual (in thousands):

	December 31,
	2001	2000
Beginning balance	$5,995	$3,960
Materials, labor and shipping costs expended	(1,327)	(215)
Revision to estimated liability	—	2,250

	$4,668	$5,995

Note 9. Restructuring

        The Company recorded restructuring costs of $2.9 million in the third quarter of fiscal 2000 in connection with a strategic change in its e-commerce business to concentrate primarily on its Internet-based procurement application. This resulted in a workforce reduction of approximately 14 positions. The primary components of the restructuring charge were $2.0 million related to a purchased software license, $0.3 million related to capitalized software engineering costs and $0.6 million of employee severance costs. The total cash outlays related to these charges were $14,000 in 2001 and $0.4 million in 2000. Also in 2001, the Company reversed most of the remaining outstanding restructuring accrual in the amount of $0.2 million. As of December 31, 2000 activities related to this restructuring were completed with the exception of one outstanding invoice.

        The following table sets forth the restructuring reserve (in thousands):

	Assets	Severance and Benefits	Other	Total
Restructuring expense	$2,290	$517	$101	$2,908
Writedown of assets	(2,290)	—	(39)	(2,329)
Cash expenditures	—	(342)	(62)	(404)

Balance at December 31, 2000	—	175	—	175
Cash expenditures	—	(14)	—	(14)
Revision to estimated liability	—	(150)	—	(150)

Balance at December 31, 2001	$—	$11	$—	$11

Note 10. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December, 31
	2001	2000
Sales of pharmacy and supply systems, which have been accepted but not yet installed	$32,849	$34,630
Cost of sales, excluding installation costs	(8,059)	(8,783)

	$24,790	$25,847

        Deferred gross profit decreased in 2001 as product installations exceeded product shipments in 2001.

Note 11. Notes Payable and Other Long-Term Liabilities

        In connection with the acquisition of Baxter Healthcare in January 1999 (see Note 2), the Company executed a promissory note of $12.7 million, which was later adjusted downward by $4.8 million in December 1999. The promissory note bore interest at a rate of 8.0% through December 31, 2001, 9% through December 31, 2002 and 10% through December 31, 2003. Interest was payable quarterly, commencing on March 31, 1999. Upon the closing of the Company's initial public offering in August 2001, the Company repaid $7.9 million, representing the entire outstanding principal of the promissory note plus interest accrued through the offering date.

        In October 1999, the Company executed a convertible promissory note with a private party for $350,000 with interest accruing at 6.02%. No interest payments were due until October 1, 2004, the maturity date of the note. Upon the closing of the Company's initial public offering in August 2001, the note and accrued interest automatically converted to 55,574 shares of the Company's common stock.

        In connection with one of the Company's facilities leases, the landlord has advanced $0.2 million to the Company for leasehold improvements. The Company has agreed to repay this advance in monthly installments of $4,249. This borrowing arrangement commenced July 1, 1999, ends June 30, 2004 and bears interest at 10% per annum. As of December 31, 2001 the balance of the liability was $0.1 million.

Note 12. Credit Facility

        In January 2000, the Company entered into a credit facility with a bank. This facility, as amended in August 2000, and January, May and June 2001 provides the Company with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires June 30, 2002. This line of credit bears interest at the prime rate plus 2.25%. The Company has pledged substantially all of its assets as collateral for this line of credit. The credit facility requires the Company to comply with a tangible net deficit financial covenant and other specified non-financial covenants. At December 31, 2001, the Company had no borrowings under this credit facility, and the Company was in compliance with all covenants under this agreement. The Company issued the bank a warrant to purchase 33,276 shares of common stock (see Note 15).

Note 13. Lease Commitments

        The Company leases its Palo Alto, California and Waukegan, Illinois offices and manufacturing facilities under noncancelable operating leases. The leases expire beginning June 2003 through June 2006. The Company has an option to renew the Palo Alto manufacturing facility lease (expires June 2003) and Waukegan facility lease (expires June 2006) for an additional five years. Rent expense for all operating leases was $1.4 million (net of sublease income of $764,897), $2.1 million (net of sublease income of $286,000) and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        At December 31, 2001, aggregate future minimum payments under the leases were as follows (in thousands):

	Leases	Subleases	Net Commitments
2002	$2,065	$(318)	$1,747
2003	1,960	(146)	1,814
2004	1,600	—	1,600
2005	299	—	299
2006	152	—	152

Total minimum lease payments	$6,076	$(464)	$5,612

Note 14. Redeemable Convertible Preferred Stock

        In January 1999, Sun Healthcare exercised its right to redeem its 1,802,000 shares of Series J redeemable convertible preferred stock in ten equal quarterly installments beginning in March 1999. Through December 31, 2000, the Company had redeemed 1,081,200 shares of Series J redeemable convertible preferred stock from Sun Healthcare for $15.2 million plus interest of $2.7 million. The Company used $10.1 million of the proceeds from its public offering in August 2001 to redeem the remaining 720,800 shares of the Series J redeemable convertible preferred stock.

Note 15. Stockholders' Equity

Convertible Preferred Stock

        Effective with the Company's initial public offering in August 2001, all 14,538,376 of the outstanding shares of convertible preferred stock were converted into 11,375,456 shares of the Company's common stock.

Convertible Preferred Stock Warrants

        In connection with a capital lease financing in 1994, the Company issued a warrant to purchase 9,217 shares of Series D preferred stock at an exercise price of $2.17 per share. Upon the closing of the Company's initial public offering these warrants became exercisable for 5,760 shares of common stock per the 1-for-1.6 reverse stock split at a price of $3.47 per share. In September 2001, these warrants were net exercised for 3,420 shares of the Company's common stock.

        In connection with capital lease financings in 1995, the Company issued warrants to purchase 8,130, 11,382 and 67,934 shares of Series F, G and H preferred stock at $6.15, $6.15 and $3.68 per share, respectively (or 5,936, 8,310 and 44,374 shares of common stock as converted per the 1-for-1.6 reverse stock split at exercise prices of $8.42, $8.42 and $5.63 per share, respectively). The Series F and H warrants expire three years from the effective date of the initial public offering of the Company's common stock. The Series G warrant expires five years from the effective date of the initial public offering of the Company's common stock. In September 2001, warrants to purchase 44,374 shares were net exercised for 15,130 shares of the Company's common stock.

Notes Receivable from Stockholders

        During 2000, the Company provided each of its officers the opportunity to exercise their options to purchase common stock, both vested and unvested, by entering into a full-recourse note with Omnicell. As a result, options to purchase an aggregate of 1,067,663 shares were exercised under note arrangements totaling $4.6 million. These notes bear interest at either 6.2% or 6.71%, compounded annually, with payment of both principal and interest due in three years. In the fourth quarter of 2001, $24,000 of the notes principal was repaid to the Company.

Common Stock

        At December 31, 2001, an aggregate of 275,586 shares of common stock held by employees are subject to repurchase by the Company at the original issuance price in the event the employees leave the Company. These repurchase rights generally expire ratably on a monthly basis over periods of three to five years.

Common Stock Warrants

        On December 31, 2000 the Company issued to a bank a warrant to purchase 26,351 shares of its common stock at $9.50 per share with conversion terms upon an initial public offering similar to the conversion terms for the Series K preferred stock. The warrant expires December 31, 2005. This warrant was valued at $78,000 using the Black-Scholes valuation method. This amount is included in other assets and will be amortized through the credit line's expiration date. Upon the closing of the Company's initial public offering, this warrant converted to a warrant to purchase 33,276 shares of common stock at $7.52 per share based on the Series K conversion adjustment and the 1-for-1.6 reverse stock split.

        In October 2001, in connection with a strategic alliance with Ascension Health Ventures, LLC,, the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745. The warrant was valued at $600,000 using the Black-Scholes option-pricing model. This amount is included in other assets and is being amortized to expense on a straight line basis over the five-year term of the alliance agreement.

Stock Option Plans

        The Company has reserved 6,675,658 shares of common stock for issuance under its 1992 Incentive Stock Plan, 1995 Management Option Plan and 1999 Equity Incentive Plan (the Plans). Under the Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock's fair value at the date of grant as determined by the Board of Directors. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

        In September 1999, the Board of Directors adopted the 1999 Equity Incentive Plan (Incentive Plan) for granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 3,294,408 shares of common stock are authorized for issuance. Further, all unissued stock under the Company's 1992 Incentive Stock Plan and 1995 Management Stock Option Plan are added to the 3,294,408 shares reserved.

        A summary of stock option activity under the Plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,489	$5.22
Granted	1,221	10.40
Exercised	(213)	2.21
Canceled	(143)	9.99

Outstanding at December 31, 1999	3,354	7.10
Granted	2,293	5.59
Exercised	(1,239)	4.05
Canceled	(699)	10.06

Outstanding at December 31, 2000	3,709	6.62
Granted	711	6.02
Exercised	(74)	1.11
Canceled	(179)	8.20

Outstanding at December 31, 2001	4,167	$6.55

        Additional information regarding options outstanding as of December 31, 2001 is as follows (shares in thousands):

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17 - $2.00	1,318	6.28	$1.50	900	$1.27
$3.20 - $6.40	877	8.08	5.74	312	6.04
$7.20 - $8.08	47	9.63	7.59	—	—
$8.46 - $8.46	48	9.62	8.46	—	—
$10.40 - $10.40	1,877	7.28	10.40	1,250	10.40

	4,167	7.18	$6.55	2,462	$6.61

        At December 31, 2001, there were 552,350 shares available for future grant under the Plans, and options to purchase 2,461,607 shares were exercisable.

Stock-Based Compensation

        Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded deferred stock compensation of $136,000, $2.6 million and zero for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts have been reflected as components of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method.

In the years ended December 31, 2001, 2000 and 1999, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Year Ended December 31,
	2001	2000	1999
Research and development expense	$213	$139	$—
Selling, general and administrative expense	1,034	677	11

Total	$1,247	$816	$11

        If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Employee Stock Purchase Plan (collectively called "options"), at the grant date consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Net loss as reported	$(1,167)	$(20,789)	$(26,267)
Net loss pro forma	$(6,423)	$(26,328)	$(27,075)
Net loss per common share—basic and diluted as reported	$(0.11)	$(12.20)	$(17.86)
Net loss per common share—basic and diluted pro forma	$(0.62)	$(15.45)	$(18.41)

        The fair value of the options is estimated as of the grant date using the Black-Scholes option pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans
	2001	2000	1999
Expected stock price volatility	88%	170%	0%
Risk-free interest rate	5.2%	6.3%	5.4%
Expected life of options	7.1 years	6.9 years	3.8 years

        The weighted-average fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999 was $4.77, $5.47 and, $1.84, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31, 2001, 2000 and 1999 was $1.38, $2.48 and $4.16, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

        For the year ended December 31, 2000, the Company issued options to independent contractors to purchase 24,063 shares of common stock. The value of the options, using the Black-Scholes option-pricing model, was not significant and the options were fully vested at issuance.

        For the year ended December 31, 2000, the Company recorded compensation expense of approximately $728,000 in connection with granting certain former employees extended periods (beyond the period specified by the Plans) to exercise their stock options upon termination of employment.

1997 Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning or end of the six-month offering period. As of December 31, 2001 503,674 shares had been issued under this plan and a total of 336,594 shares of common stock are reserved for future issuance under the plan.

        On April 19, 2000, the Board of Directors amended the 1997 Employee Stock Purchase Plan effective simultaneously with the Company's initial public offering. As amended, eligible employees may purchase stock at 85% of the lower of closing prices for the common stock at the beginning of a 24-month offering period or the end of each six-month purchase period.

        At December 31, 2001, the Company had reserved shares of common stock for issuance as follows (in thousands):

Issuance under the Plans	4,719
Employee Stock Purchase plan	337
Warrants	221

Total	5,277

401(k) Plan

        During 1994, the Company established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15.0% of their earnings, up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the plan.

Note 16. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$85	$—	$—
State	75	100	150
Foreign	—	—	—

Total Current	$160	$100	$150

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
U.S. federal tax benefit at statutory rate	$(349)	$(7,481)	$(9,501)
Federal alternative minimum taxes	85	—	—
State	75	100	150
Foreign	—	—	—
Unutilized net operating losses	349	7,481	9,501

Total	$160	$100	$150

        Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$12,998	$13,824
Tax credit carryforwards	2,059	2,255
Inventory related items	6,501	6,391
Reserves and accruals	3,763	2,338
Deferred revenue	12,684	13,073
Capitalized research and development costs	433	473
Depreciation and amortization	738	1,978
Other, net	40	124

Total deferred tax assets	39,216	40,456
Valuation allowance	(39,216)	(40,456)

Deferred tax assets, net	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $1.2 million and increased by $18.2 million and $11.1 million during 2001, 2000 and 1999, respectively.

        As of December 31, 2001 the Company had net operating loss carryforwards for federal income tax purposes of approximately $37.7 million, which expire in the years 2010 through 2021, federal research and experimentation tax credits of approximately $928,000 which expire in the years 2009 through 2020, and federal alternative minimum tax credits of approximately $300,000 which have no expiration. The Company also had net operating loss carryforwards for California income tax purposes of approximately $3.6 million which expire in the years 2019 and 2020, and California research and experimentation credits of approximately $621,000 which have no expiration.

        Utilization of the Company's net operating loss may be subject to annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of net operating loss before utilization.

Note 17. Comprehensive Loss

        The following are the components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2001	2000	1999
Net loss	$(1,167)	$(20,789)	$(26,267)
Unrealized loss on short-term investments	(4)	2	4

Comprehensive loss	$(1,171)	$(20,787)	$(26,263)

Note 18. Restatement

        The Company has restated its financial statements for the years ended December 31, 2000 and 1999. The net effect of all adjustments to these years was to increase the net loss by $67,000 (or $0.01 per diluted share) in the year ended December 31, 2001, and to decrease net loss by $2.6 million (or $1.53 per diluted share) and by $6.9 million (or $4.66 per diluted share) for the years ended December 31, 2000 and 1999, respectively.

        The components comprising the restatements are as follows (in thousands):

	Year Ended December 31,
	2000	1999
Adjustment to gross profit	$2,600	$3,739
Change in estimated purchase price allocation and related effects	—	1,563
Reversal of inventory write-down	—	1,552

Total	$2,600	$6,854

        The adjustment to gross profit in the years ended December 31, 2000 and 1999 occurred in conjunction with the Company's effort to enhance the accuracy of its reporting systems and financial data as they relate to revenue recognition under SOP 97-2 and deferred gross profit on its sales of pharmacy and supply systems. This effort identified amounts that were included in deferred gross profit but that should have been recognized as revenue as the related systems were installed. The change in estimated purchase price allocation occurred in connection with the Company's acquisition of the Sure-Med product line. At the time of acquisition, estimates of the assets and liabilities acquired were made. Subsequent to that time, it was determined that the actual values of certain items had differing values than originally estimated. As a result of these changes, net loss was decreased in 1999 by $1.6 million.

        The reversal of inventory write-down was recorded in conjunction with an agreement with a customer to provide free units. The carrying value of the related inventory was originally written down to its fair value, or zero. However, upon further review it was determined that the supporting agreement did not represent a binding commitment to provide the free units and the inventory could be sold if not used to fulfill the obligation under the agreement. Therefore, the resulting inventory write-down was reversed resulting in a decrease to net loss in 1999 of $1.6 million.

Note 19. Litigation

        On September 21, 2001, one of our customers, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third-party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California, Case No. C 01-2678 MMC (N.D. Cal. 2001). This customer suspended rent payments under certain pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of such leases. The customer's complaint demands rescission of such leases and a declaration by the Court that such leases are void. The Company believes that these leases are valid. The Company and The Regents have reached a settlement in principle that still awaits final approval. The Company has maintained reserves for potential credit losses, and believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

OMNICELL, INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except per share amounts)
(unaudited)

	Mar 31, 2000	Jun 30, 2000	Sept 30, 2000	Dec 31, 2000	Mar 31, 2001	Jun 30, 2001	Sept 30, 2001	Dec 31, 2001
Statement of Operations Data:
Product revenues	$12,452	$14,520	$14,065	$17,421	$16,726	$18,549	$19,308	$20,918
Product revenues from related party	—	—	1,097	—	—	—	—	—
Service and other revenues	2,034	1,853	2,032	1,891	2,261	2,291	3,371	3,477

Total revenues	14,486	16,373	17,194	19,312	18,987	20,840	22,679	24,395
Cost of product revenues	4,584	4,149	4,906	5,217	5,421	6,592	6,970	7,762
Cost of service and other revenues	2,097	2,124	1,627	1,874	1,739	1,649	1,389	1,245

Total cost of revenues	6,681	6,273	6,533	7,091	7,160	8,241	8,359	9,007

Gross profit	7,805	10,100	10,661	12,221	11,827	12,599	14,320	15,388
Operating expenses:
Research and development	3,455	2,503	2,692	2,762	2,605	2,976	2,897	2,553
Selling, general and administrative	11,401	11,855	11,937	10,807	10,456	10,558	10,966	11,703
Restructuring	—	—	2,908	—	—	—	—	(150)

Total operating expenses	14,856	14,358	17,537	13,569	13,061	13,534	13,863	14,106

Income (loss) from operations	(7,051)	(4,258)	(6,876)	(1,348)	(1,234)	(935)	457	1,282
Interest income	259	257	181	356	184	106	228	246
Interest expense	(580)	(478)	(687)	(464)	(770)	(357)	(169)	(45)

Income (loss) before provision for income taxes	(7,372)	(4,479)	(7,382)	(1,456)	(1,820)	(1,186)	516	1,483
Provision for income taxes	(25)	(25)	(25)	(25)	(25)	(25)	(25)	(85)

Net income (loss)	$(7,397)	$(4,504)	$(7,407)	$(1,481)	$(1,845)	$(1,211)	$491	$1,398

Net income (loss) per common share:
Basic	$(4.40)	$(2.43)	$(3.19)	$(0.49)	$(0.67)	$(0.43)	$0.04	$0.07

Diluted	$(4.40)	$(2.43)	$(3.19)	$(0.49)	$(0.67)	$(0.43)	$0.02	$0.06

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Valuation allowance for inventory reserve

For the year ended:	Balance at beginning of year	Reserve expenses	Charged to other accounts	Deductions	Balance at end of year
December 31, 1999	$8,974	$11,526	—	$(4,368)	$16,131
December 31, 2000	$16,131	$878	—	$(5,481)	$11,528
December 31, 2001	$11,528	$3,365	—	$(1,830)	$13,063

Valuation allowance for allowance for doubtful accounts

For the year ended:	Balance at beginning of year	Reserve expenses	Charged to other accounts	Deductions	Balance at end of year
December 31, 1999	$278	$60	—	—	$338
December 31, 2000	$338	$65	—	$(31)	$372
December 31, 2001	$372	$120	—	$(36)	$456

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 27, 2002	By:	/s/ ROBERT Y. NEWELL, IV Robert Y. Newell, IV Vice President of Finance, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SHELDON D. ASHER Sheldon D. Asher	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002
/s/ RANDALL A. LIPPS Randall A. Lipps	Chairman of the Board and Director	March 27, 2002
/s/ ROBERT Y. NEWELL, IV Robert Y. Newell, IV	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002
/s/ CHARLES J. BARNETT Charles J. Barnett	Director	March 27, 2002
/s/ GORDON V. CLEMONS Gordon V. Clemons	Director	March 27, 2002
/s/ FREDERICK J. DOTZLER Frederick J. Dotzler	Director	March 27, 2002
/s/ CHRISTOPHER J. DUNN Christopher J. Dunn	Director	March 27, 2002
/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	Director	March 27, 2002
/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	March 27, 2002
/s/ JOHN D. STOBO, JR. John D. Stobo, Jr.	Director	March 27, 2002
/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 27, 2002

Exhibit No.	Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Bylaws of Omnicell, Inc.
4.1(3)	Form of Common Stock Certificate.
4.2(3)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.3(4)	Warrant Agreement, dated January 23, 1995, between Omnicell and Comdisco, Inc.
4.4(5)	Warrant Agreement, dated September 29, 1995, between Omnicell and Comdisco, Inc.
4.5(6)	Warrant, dated December 31, 2000, between Omnicell and Silicon Valley Bank.
4.6	Warrant, dated October 31, 2001, between Omnicell and Ascension Health Ventures, LLC.
10.1(3)	Real Property Lease, dated September 24, 1999, between W.F. Batton & Co., Inc. and Omnicell, as amended.
10.2(3)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.3(3)	Real Property Lease, dated April 3, 1996, between O'Donnell Palo Alto Associates and Omnicell.
10.4(3)	Real Property Lease, dated March 25, 1994, between W.F. Batton & Co., Inc. and Omnicell as amended.
10.5(3)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.6(3)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.7(3)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.8(3)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.9(3)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.10(3)	Loan and Security Agreement and Standby Facility Agreement, dated January 27, 2000, between Silicon Valley Bank and Omnicell, as amended.
10.11(1)(8)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.12(3)	Form of Director and Officer Indemnity Agreement.
10.13(3)	1992 Equity Incentive Plan, as amended.
10.14(3)	1995 Management Stock Option Plan.
10.15(3)	1997 Employee Stock Purchase Plan, as amended.
10.16(7)	1999 Equity Incentive Plan, as amended.
10.17(3)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.18(3)	Employment Agreement, dated December 13, 1993, between the Registrant and Sheldon D. Asher.

10.19(3)(8)	Service Agreement, dated August 1, 1998, between Omnicell and Dade Behring, Inc., as amended.
10.20(3)(8)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
21.1(3)	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Powers of Attorney. Reference is made to the signature page to this report.

(1)
Previously filed as Exhibit 3.3.2 to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(3)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(4)
Previously filed as Exhibit 4.4 to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(5)
Previously filed as Exhibit 4.6 to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(6)
Previously filed as Exhibit 4.8 to our Registration Statement on Form S-1, as amended, File No. 333-57024, filed on March 14, 2001 and incorporated herein by reference.

(7)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, File No. 333-82818, filed on February 14, 2002 and incorporated herein by reference.

(8)
Confidential treatment has been granted for a portion of this exhibit.

QuickLinks

OMNICELL, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2001
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
OMNICELL, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
OMNICELL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICELL, INC. CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA (in thousands, except per share amounts) (unaudited)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
Valuation allowance for inventory reserve
Valuation allowance for allowance for doubtful accounts
SIGNATURES