Form 10-Q
period 2002-03-31
OMNICELL INC /CA/
filed 2002-05-14
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-33043

Omnicell, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2960387 (I.R.S. Employer Identification No.)
1101 East Meadow Drive Palo Alto, California 94303 (650) 251-6100 (Address, including zip code, of registrant's principal executive offices and registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002 there were 21,832,455 shares of the Registrant's Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,966	$16,912
Short-term investments	8,940	6,927
Accounts receivable, net	14,675	18,167
Inventories, net	14,223	12,702
Prepaid expenses and other current assets	4,841	4,803

Total current assets	55,645	59,511
Property and equipment, net	5,348	5,384
Other assets	6,952	7,219

Total assets	$67,945	$72,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,591	$4,837
Accrued liabilities	12,024	14,514
Deferred service revenue	9,098	8,009
Deferred gross profit	18,875	24,790

Total current liabilities	45,588	52,150
Other long-term liabilities	320	363
Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 authorized; 21,832,455 shares at March 31, 2002 and 21,668,668 shares at December 31, 2001 issued and outstanding	22	22
Additional paid in capital	119,400	118,759
Notes receivable from stockholders	(4,554)	(4,554)
Deferred stock compensation	(479)	(664)
Accumulated deficit	(92,312)	(93,962)
Accumulated other comprehensive loss	(40)	—

Total stockholders' equity	22,037	19,601

Total liabilities and stockholders' equity	$67,945	$72,114

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
Unaudited

	Three Months Ended March 31,
	2002	2001
Revenues:
Product revenues	$21,030	$16,726
Service and other revenues	3,389	2,261

Total revenues	24,419	18,987

Cost of revenues:
Cost of product revenues	7,985	5,421
Cost of service and other revenues	1,382	1,739

Total cost of revenues	9,367	7,160

Gross profit	15,052	11,827

Operating expenses:
Research and development	2,678	2,605
Selling, general and administrative	11,004	10,456

Total operating expenses	13,682	13,061

Income (loss) from operations	1,370	(1,234)
Other income	677	184
Other expense	(457)	(770)

Income (loss) before provision for income taxes	1,590	(1,820)
Provision for income taxes (expense) benefit	60	(25)

Net income (loss)	1,650	$(1,845)

Net income (loss) per common share—basic	$0.08	$(0.67)

Net income (loss) per common share—diluted	$0.07	$(0.67)

Weighted average common shares outstanding—basic	21,514	2,741

Weighted average common shares outstanding—diluted	22,964	2,741

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Unaudited

	Three Months Ended
	March 31, 2002	March 31, 2001
Operating activities:
Net income (loss)	$1,650	$(1,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	684	496
Amortization of deferred stock compensation	185	428
Changes in operating assets and liabilities:
Accounts receivable, net	3,492	(4,330)
Inventories	(1,521)	(2,051)
Prepaid expenses and other current assets	(38)	31
Other assets	267	(984)
Accounts payable	754	1,100
Accrued liabilities	(2,490)	3,766
Deferred service revenue	1,089	173
Deferred gross profit	(5,915)	(530)
Other long-term liabilities	(43)	—

Net cash used in operating activities	(1,886)	(3,746)

Investing activities:
Purchases of short-term investments	(2,053)	(4,055)
Maturities of short-term investments	—	949
Purchases of property and equipment	(648)	(564)

Net cash used in investing activities	(2,701)	(3,670)

Financing activities:
Proceeds from issuance of common stock	641	56
Note payable	—	(12)

Net cash provided by financing activities	641	44

Net decrease in cash and cash equivalents	(3,946)	(7,372)
Cash and cash equivalents at beginning of period	16,912	9,681

Cash and cash equivalents at end of period	$12,966	$2,309

Supplemental disclosures of non-cash financing and investing activities:
Deferred stock compensation	$—	$136

Supplemental cash flow information:
Cash paid for interest	$—	$180

See accompanying notes.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Organization and Summary of Significant Accounting Policies

Description of the Company

        Omnicell, Inc. ("Omnicell" or the "Company") was incorporated in the State of California in September 1992 under the name OmniCell Technologies, Inc. In August 2001, the Company reincorporated in Delaware and changed its name to Omnicell, Inc.

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

        The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

        The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements included in the Company's Annual Report on Form-10K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

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

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

        Revenues are derived primarily from sales of pharmacy and supply systems and subsequent service agreements. The Company markets these systems for sale or for lease. Pharmacy and supply system sales, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" are recognized upon completion of the Company's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate annual service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and upfront fees received from certain distributors of our pharmacy and supply systems. These upfront fees are recognized ratably over the periods of the distribution agreements. For governmental customers, the Company offers free service for the first year of service. The vendor specific objective evidence of these services is deferred and recognized over the service period. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on pharmacy and supply systems.

        Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant in the three-month periods ended March 31, 2002 and 2001, and are included in service and other revenues.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10.0% of revenues in the three month periods ended March 31, 2002 and 2001.

        One leasing company accounted for 12% and 39% of accounts receivable at March 31, 2002 and 2001, respectively.

        The majority of revenues are generated from customers in North America, totaling 95% and 98% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be sold are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

        Development costs related to software incorporated in the Company's pharmacy and supply systems incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. At March 31, 2002 and December 31, 2001, the balance of capitalized software development costs was approximately $1.4 million and $1.1 million, respectively. These costs are amortized over a three-year period upon commercial introduction and are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.2 million and zero in the three months ending March 31, 2002 and 2001, respectively.

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

        In each of the three month periods ended March 31, 2002 and 2001, substantially all of the Company's total revenues and gross profit were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in each of the three month periods ended March 31, 2002 and 2001. The operating losses generated by the segment were approximately $0.3 million and $1.3 million in the three months ended March 31, 2002 and 2001, respectively.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001, as their inclusion would be antidilutive. The total number of shares excluded from the calculation of net loss per common share for the three months ended March 31, 2001 was 15,645,144. For the three months ended March 31, 2002, 1,922,483 shares with an exercise price greater than $7.43, the average fair market value for the period, were excluded from the calculation of diluted net income per share.

        The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Historical:
Basic:
Net income (loss)	$1,650	$(1,845)

Weighted average shares of common stock outstanding	21,732	3,124
Less: Weighted average common shares subject to repurchase	(218)	(383)

Weighted average common shares outstanding-basic	21,514	2,741

Net income (loss) per common share	$0.08	$(0.67)

Diluted:
Net income (loss)	$1,650	$(1,845)

Weighted average common outstanding- basic	21,514	2,741
Add: Dilutive effect of employee stock options and warrants	1,450	—

Weighted average common shares outstanding-diluted	22,964	2,741

Net income (loss) per common share	$0.07	$(0.67)

Note 2.    Leasing Arrangements

        For the three months ended March 31, 2002 and 2001, net sales-type lease receivables sold under leasing agreements totaled approximately $5.7 million and $11.5 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized when the equipment is installed. At March 31, 2002 and December 31, 2001, accounts receivable included approximately $3.4 million and $4.3 million, respectively, due from the finance companies for lease receivables sold.

Note 3.    Inventories

        Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$7,931	$7,187
Work-in-process	834	615
Finished goods	5,458	4,900

Total	$14,223	$12,702

Note 4.    Note Payable

        The Company has established a credit facility with a bank that provides it with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility are secured by substantially all of Company's assets. Interest under the credit facility is payable at an annual rate equal to our lender's prime rate plus 2.25%. The credit facility contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2002, the Company had no outstanding borrowings under this credit facility, was eligible to borrow $10.0 million, and was in compliance with the covenants.

Note 5.    Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Sales of pharmacy and supply systems, which have been accepted but not yet installed	$25,291	$32,849
Cost of sales, excluding installation costs	(6,416)	(8,059)

Total	$18,875	$24,790

Note 6.    Deferred Stock Compensation

        Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded deferred stock compensation of approximately zero and $136,000 in the three month periods ended March 31, 2002 and 2001, respectively. These amounts have been reflected as components of stockholders' equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three month periods ended March 31, 2002 and 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended March 31,
	2002	2001
Research and development expense	32	73
Selling, general and administrative expenses	153	355

Total	$185	$428

Note 7.    Comprehensive Income (Loss)

        The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$1,650	$(1,845)
Unrealized loss on short-term investments	(40)	(3)

Comprehensive income (loss)	$1,610	$(1,848)

Note 8.    Contingencies

        On September 21, 2001, one of our customers, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California, Case No. C 01-2678 MMC (N.D. Cal. 2001). This customer has suspended rent payments under its pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of the pharmacy leases. The customer's complaint demands rescission of the pharmacy leases and a declaration by the Court that the pharmacy leases are void. The Company believes that the customer's leases are valid. The Company has maintained reserves for potential losses in financed transactions, and believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

Overview

        We started our business in 1992 and began offering our supply systems for sale in 1993. In late 1996, we introduced our Omnicell pharmacy system. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of March 31, 2002, a total of 22,297 pharmacy and supply automation systems had been installed or released for customer installation in 1,282 healthcare facilities.

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

        In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the offering price of $7.00 per share, raising approximately $42.9 million, net of expenses for underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We have used the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including costs to support our leasing activities to U.S. government entities.

        We bill our customers upon delivery and acceptance of our pharmacy and supply systems and recognize revenue when the systems are installed. Deferred gross profit on our balance sheet represents primarily pharmacy and supply systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. During the quarter ending March 31, 2002 our product shipments decreased from the preceding quarter and as a result our deferred gross profit declined to $18.9 million at March 31, 2002 compared to $24.8 million at December 31, 2001. The reduction in shipments in the quarter ending March 31, 2002 compared to the preceding quarter is partly attributable to a delay in product orders caused by a faulty component from one of our vendors. We have identified the faulty component and are working with our vendor to replace the components for our customers. Other contributing factors to the decline in shipments were several contracts that did not close at the end of the quarter, the decline in shipments to military customers and fewer lease rollovers than planned. We are optimistic that shipments will return to historical levels in the quarter ended June 30, 2002 due to new product releases, increased sales from strategic partner relationships and higher lease rollovers.

Results of Operations

        The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended March 31,
	2002	2001
Revenues:
Product revenues	86.1%	88.1%
Service and other revenues	13.9	11.9

Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	32.7	28.5
Cost of service and other revenues	5.7	9.2

Total cost of revenues	38.4	37.7

Gross profit	61.6	62.3

Operating expenses:
Research and development	11.0	13.7
Selling, general, and administrative	45.0	55.1

Total operating expenses	56.0	68.8

Income (loss) from operations	5.6	(6.5)
Other income	2.8	1.0
Other expense	(1.9)	(4.1)

Income (loss) before income taxes	6.5	(9.6)
Provision (benefit) for income taxes	(0.3)	0.1

Net income (loss)	6.8%	(9.7)%

Revenues

        Total revenues.    Total revenues increased 28.6% to $24.4 million for the three months ended March 31, 2002 from $19.0 million for the same period in 2001.

        Product revenues increased 25.7% to $21.0 million for the three months ended March 31, 2002 from $16.7 million for the same period in 2001. The increase in product revenues for the three months ended March 31, 2002 was due primarily to increases in the number of installed pharmacy and supply systems in the first three months of 2002 compared to the same period in the prior year.

        Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of upfront fees received from distributors and monthly subscription fees from hospital customers connected to our internet-based procurement application. Service and other revenues increased 49.9% to $3.4 million for the three months ended March 31, 2002 from $2.3 million for the same period in 2001. The increase in service and other revenues for the period ending March 31, 2002 was primarily due to the increase in our installed base of automation systems combined with an increase in the number of rentals. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems.

Cost of Revenues

        Total Cost of Revenues.    Total cost of revenues increased 30.8% to $9.4 million for the three months ended March 31, 2002 from $7.2 million in the same prior year period. For the three months ended March 31, 2002, cost of revenues was 38.4% of total revenues as compared to 37.7% in the same prior year period.

        Cost of Product Revenues.    Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Cost of product revenues increased 47.3% to $8.0 million for the three months ended March 31, 2002 from $5.4 million in the same prior year period. Gross profit on product sales was $13.0 million, or 62.0% of product revenues, for the three months ended March 31, 2002 as compared to $11.3 million, or 67.6% of product revenues, for the three months ended March 31, 2001. The decrease in the gross profit percentage on product revenues for the three months ended March 31, 2002 from the same period in 2001 was due to a higher percentage of lower margin pharmacy products in 2002 compared to 2001 and an increase in manufacturing costs partially offset by lower product installation costs as certain customers accepted responsibility for their own installations.

        Cost of Service and Other Revenues.    Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues decreased 20.5% to $1.4 million for the three months ended March 31, 2002 from $1.7 million for the same period in the prior year. For the three months ended March 31, 2002, gross margin on service revenues was $2.0 million, or 59.2% of service revenues, as compared to $0.5 million, or 23.1% of service revenues, for the same period in 2001. The decline in the cost of service and other revenues for the three months ended March 31, 2002 on an absolute dollar basis was attributable to the integration of a large volume of refurbished product, for which our costs are minimal to service our customers, recovered from returned or upgraded product. Additionally, the costs we incurred to provide direct service to customers in several major cities in the United States was more than offset by decreased costs from our third party service supplier.

Operating Expenses

        Research and Development.    Research and development expenses increased 2.8% to $2.7 million for the three months ended March 31, 2002 from $2.6 million for the same period in 2001. The increase is due to higher salary expense as a result of staffing increases and consulting, partially offset by higher software capitalization as new products prepare for release. In the three months ended March 31, 2002, $0.5 million of software development costs were capitalized as compared to $0.2 million for the same period in the prior year. Research and development expenses decreased as a percentage of total revenues to 11.0% from 13.7% for the three months ended March 31, 2002 and 2001, respectively, due primarily to the increase in total revenues during the periods. We anticipate that research and development expenses will increase modestly in absolute dollars for the remainder of 2002.

        Selling, General and Administrative.    Selling, general and administrative costs increased 5.2% to $11.0 million for the three months ended March 31, 2002 from $10.5 million for the same period in the prior year. Selling, general and administrative expenses increased on an absolute dollar basis primarily as the result of increased spending in sales, increased salaries related to staffing increases and higher commissions to third party group purchasing organizations, partially offset by decreased deferred stock compensation expense. We anticipate that selling, general and administrative expenses will remain relatively level with the corresponding periods in the prior year for the remainder of 2002.

Other Income

        Other income increased to $677,000 for the three months ended March 31, 2002 from $184,000 for the three months ended March 31, 2001 due primarily to the recovery of $482,000 from an investment written off in a prior year. The remaining balance for the three months ended March 31, 2002 and the entire amount for the comparable period in the prior year, represent interest income on invested cash and short-term investment balances.

Other Expense

        Other expense decreased to $457,000 for the three months ended March 31, 2002 from $770,000 for the three months ended March 31, 2001 due to a decline in interest expense as a result of the repayment of outstanding debt. In addition, the Company wrote off an investment in equity securities of a privately held company of $403,000 that was deemed impaired during the quarter.

Provisions for Income Taxes

        A provision for state income taxes of $25,000 was offset by an $85,000 Alternative Minimum Tax credit.

Liquidity and Capital Resources

        As of March 31, 2002, our principal sources of liquidity included approximately $21.9 million in cash, cash equivalents and short-term investments and $10.0 million available under our revolving credit facility. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

        We have established a credit facility with a bank that provides us with advances of up to 80% of eligible receivables, as defined, up to $10.0 million, and expires on June 30, 2002. Any advances under the credit facility would be secured by substantially all of our assets. Interest under the credit facility is payable at an annual rate equal to our lender's prime rate plus 2.25%. Our credit facility contains covenants that include limitations on indebtedness and liens, in addition to thresholds relating to net capital deficiencies that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2002, we had no outstanding obligations under this credit facility and were eligible to borrow $10.0 million.

        We used cash of $1.9 million in operating activities in the first three months of 2002 compared to $3.7 million used in operating activities in the first three months of 2001. Net income of $1.7 million for the first three months ended March 31, 2002 included non-cash charges for depreciation and amortization of $0.9 million. The net loss of $1.9 million for the three months ended March 31, 2001 included non-cash charges for depreciation and amortization of $0.9 million. Accounts receivable decreased $3.5 million as shipments to customers declined. Inventories increased $1.5 million to support future business. Accrued liabilities decreased $2.5 million as payments were made for previously accrued lease buyout agreements and upgrade costs. Deferred service revenue increased $1.1 million as more customers entered into extended service contracts. The $5.9 million decline in deferred gross profit reflects the decline in shipments to customers and the fact that installations exceeded shipments in the three months ended March 31, 2002.

        Cash of $2.7 million was used in investing activities in the three months ending March 31, 2002 compared to cash of $3.7 million used in investing activities in the three months ending March 31, 2001. Net purchases of short-term investments were $2.1 million in the three months ending March 31, 2002 compared to net purchases of $3.1 million in the three months ending March 31, 2001. Our expenditures for property and equipment were $0.6 million in the three months ending March 31, 2002 and 2001.

        Financing activities in the three months ended March 31, 2002 consisted primarily of raising funds through issuances of our equity securities as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

        We have not paid any significant amount of income taxes to date.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no significant changes in the quantitative and qualitative disclosures in market risk from the Company's Form-10K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

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

        Since the September 11, 2001 terrorist attacks on the United States, we have received no new orders for our pharmacy or supply systems from U.S. military hospital customers. Prior to September 11, 2001, such hospitals accounted for approximately 3.6% of the shipments for the first nine months of 2001 and 4% of the shipments in 2000. Because of restricted access to U.S. military bases, planned installations of systems already sold and shipped to U.S. military hospitals have been postponed for an indefinite period of time, delaying our recognition of revenue for such systems. We do not know how long these delays in the sales and installation cycle for these customers will last, and we do not know whether or to what extent we will be able to sell and install additional systems to these customers in the future.

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

        For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million and $20.8 million in 1999 and 2000, respectively. While we were profitable in both the third and fourth quarters of 2001 and the first quarter of 2002, we had a net loss of $1.2 million for 2001, and as of March 31, 2002, we had an accumulated deficit of approximately $92 million. There can be no assurance that we will be able to sustain or increase profitability in the future on a quarterly or annual basis.

Our quarterly operating results may fluctuate significantly and may cause our stock price to decline.

        Our quarterly operating results may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

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

        Due to the foregoing factors, our quarterly revenues and operating results are difficult to predict.

        The purchase of our pharmacy and supply systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our pharmacy and supply systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our pharmacy and supply systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our pharmacy and supply systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we have experienced revenue growth over the last several quarters, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

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

        We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, Consorta, Inc. and Catholic Resources Partners, that enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of our relationship with Premier, for example, could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and we cannot guarantee that they will not terminate our contracts before they expire.

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

        We used approximately $10.3 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. In 2001, we also used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. Through March 31, 2002, we spent the remaining net proceeds of $24.7 million on sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including costs to support our leasing activities to U.S. government entities.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2	(3)	Form of Common Stock Certificate

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

          (b)    Reports on Form 8-K.    The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC. (Registrant)

Date: May 13, 2002	/s/ ROBERT. Y. NEWELL, IV Robert. Y. Newell, IV Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2
4.2	(3)	Form of Common Stock Certificate

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

QuickLinks

OMNICELL, INC. FORM 10-Q INDEX
  ITEM 1. Condensed Consolidated Financial Statements
OMNICELL, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) Unaudited
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) Unaudited
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