Form 10-Q
period 2002-06-30
OMNICELL INC /CA/
filed 2002-08-13
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of June 30, 2002 there were 21,893,637 shares of the Registrant's Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM I. Condensed Consolidated Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts and number of shares)

	June 30, 2002	December 31, 2001 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,146	$16,912
Short-term investments	7,150	6,927
Accounts receivable, net	18,518	18,167
Inventories	13,140	12,702
Prepaid expenses and other current assets	4,345	4,803

Total current assets	57,299	59,511
Property and equipment, net	5,147	5,384
Other assets	7,022	7,219

Total assets	$69,468	$72,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,943	$4,837
Accrued liabilities	10,959	14,514
Deferred service revenue	9,844	8,009
Deferred gross profit	19,418	24,790

Total current liabilities	45,164	52,150
Other long-term liabilities	146	363
Stockholders' equity	24,158	19,601

Total liabilities and stockholders' equity	$69,468	$72,114

(1)
Derived from the December 31, 2001 audited consolidated balance sheet. Certain amounts have been reclassified to conform to the current period presentation.

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product revenues	$21,212	$18,549	$42,242	$35,275
Service and other revenues	3,730	2,291	7,119	4,552

Total revenues	24,942	20,840	49,361	39,827
Cost of revenues:
Cost of product revenues	8,013	6,592	15,998	12,013
Cost of service and other revenues	2,029	1,649	3,411	3,387

Total cost of revenues	10,042	8,241	19,409	15,400

Gross profit	14,900	12,599	29,952	24,427
Operating expenses:
Research and development	2,201	2,976	4,879	5,581
Selling, general and administrative	10,983	10,558	21,987	21,015

Total operating expenses	13,184	13,534	26,866	26,596

Income (loss) from operations	1,716	(935)	3,086	(2,169)
Other income	174	106	851	290
Other expense	(87)	(357)	(544)	(1,128)

Income (loss) before provision (benefit) for income taxes	1,803	(1,186)	3,393	(3,007)
Provision (benefit) for income taxes	25	25	(35)	50

Net income (loss)	$1,778	$(1,211)	$3,428	$(3,057)

Net income (loss) per common share—basic	$0.08	$(0.43)	$0.16	$(1.11)

Net income (loss) per common share—diluted	$0.08	$(0.43)	$0.15	$(1.11)

Weighted average common shares outstanding—basic	21,705	2,825	21,581	2,749

Weighted average common shares outstanding—diluted	23,203	2,825	23,198	2,749

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net income (loss)	$3,428	$(3,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,334	1,081
Amortization of deferred stock compensation	370	857
Changes in operating assets and liabilities:
Accounts receivable, net	(351)	(3,866)
Inventories	(438)	(3,221)
Prepaid expenses and other current assets	458	(237)
Other assets	197	(3,141)
Accounts payable	106	509
Accrued liabilities	(3,555)	170
Deferred service revenue	1,835	1,864
Deferred gross profit	(5,372)	(71)
Other long-term liabilities	(217)	(136)

Net cash used in operating activities	(2,205)	(9,248)

Investing activities:
Purchases of short-term investments	(2,053)	(4,055)
Maturities of short-term investments	1,831	4,011
Purchases of property and equipment	(1,097)	(1,406)

Net cash used in investing activities	(1,319)	(1,450)

Financing activities:
Proceeds from issuance of common stock	758	419
Note payable	—	3,000

Net cash provided by financing activities	758	3419

Net decrease in cash and cash equivalents	(2,766)	(7,279)
Cash and cash equivalents at beginning of period	16,912	9,681

Cash and cash equivalents at end of period	$14,146	$2,402

Supplemental disclosures of non-cash financing and investing activities:
Deferred stock compensation	$—	$147

Supplemental cash flow information:
Cash paid for interest	$—	$367

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

        The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

Stock Split

        All common stock share and per share amounts for the three and six months ended June 30, 2001 have been restated to reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that materially affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

        Revenues are derived primarily from sales of pharmacy and supply systems and subsequent service agreements. The Company markets these systems for sale or for lease. Pharmacy and supply system sales, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" are recognized upon completion of the Company's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on pharmacy and supply systems shipped to the customer but not yet installed at the customer site. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate annual service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and up-front fees received from certain distributors of our pharmacy and supply systems. These up-front fees are recognized ratably over the periods of the distribution agreements. For governmental customers, the Company offers free service for the first year of service. The vendor specific objective evidence of these services is deferred and recognized over the service period.

        Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant for the three and six months ended June 30, 2002 and 2001, and are included in service and other revenues.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10% of revenues in the three and six months ended June 30, 2002 and 2001.

        One leasing company accounted for 43.2% of accounts receivable at June 30, 2002. The same leasing company accounted for 38.6% of accounts receivable at December 31, 2001.

        The majority of revenues are generated from customers in North America, totaling over 99% of total revenues for the three months ended June 30, 2002 and 2001. Revenues generated from customers in North America for the six months ended June 30, 2002 and 2001 were 97% and 99%, respectively.

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be sold are reported at the lower of the carrying amount or fair value less costs to sell.

Software Development Costs

        Development costs related to software implemented in our pharmacy and supply systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. At June 30, 2002 and December 31, 2001, the balance of capitalized software development costs was approximately $1.9 million and $1.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.2 million and $0.3 million in the three and six months ending June 30, 2002, respectively, and $0.1 million and $0.2 million in the three and six months ending June 30, 2001, respectively.

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

        For the three and six month periods ended June 30, 2002 and 2001, substantially all of the Company's total revenues and gross profits were generated by the pharmacy and supply systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in the three and six month periods ended June 30, 2002 and 2001. The operating loss generated by the segment was approximately $0.2 million and $0.5 million in the three and six month periods ended June 30, 2002, respectively. The operating loss generated by the segment was approximately $1.1 million and $2.6 million in the three and six month periods ended June 30, 2001, respectively.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2001, as their inclusion would be antidilutive. The total number of common shares excluded from the calculations of diluted net loss per share for the three and six months ended June 30, 2001 was 363,544 and 379,008, respectively. The total number of convertible preferred shares excluded from the calculations of diluted net loss per share for the three and six months ended June 30, 2001 was 15,259,176. For the three months ended June 30, 2002, 2,235,924 shares with an exercise price greater than $6.24, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share. For the six months ended June 30, 2002, 1,972,775 shares with an exercise price greater than $6.80, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share.

        The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Historical:
Basic:
Net income (loss)	$1,778	$(1,211)	$3,428	$(3,057)

Weighted average shares of common stock outstanding	21,873	3,188	21,774	3,128
Less: Weighted average common shares subject to repurchase	(168)	(363)	(193)	(379)

Weighted average common shares outstanding-basic	21,705	2,825	21,581	2,749

Net income (loss) per common share	$0.08	$(0.43)	$0.16	$(1.11)

Diluted:
Net income (loss)	$1,778	$(1,211)	$3,428	$(3,057)

Weighted average shares of common stock outstanding	21,873	3,188	21,774	3,128
Add: Dilutive effect of employee stock options and warrants	1,330	—	1,424	—

Weighted average common shares outstanding—diluted	23,203	2,825	23,198	2,749

Net income (loss) per common share	$0.08	$(0.43)	$0.15	$(1.11)

Note 2. Leasing Arrangements

        For the three and six months ended June 30, 2002, net sales-type lease receivables sold under leasing agreements totaled approximately $13.8 million and $19.5 million, respectively. For the three and six months ended June 30, 2001, net sales-type lease receivables sold under leasing agreements totaled approximately $9.5 million and $21.0 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company's installation obligation and commencement of the noncancelable lease term. At June 30, 2002 and December 31, 2001, accounts receivable included approximately $9.7 million and $4.3 million, respectively, due from the finance companies for lease receivables sold.

Note 3. Inventories

        Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$6,373	$7,187
Work-in-process	627	615
Finished goods	6,140	4,900

Total	$13,140	$12,702

Note 4. Note Payable To Bank

        Effective June 30, 2002, the Company's bank credit facility expired. Such credit facility provided the Company with advances of up to 80% of "eligible receivables" (as defined), up to $10.0 million. As of June 30, 2002 and December 31, 2001, the Company had no outstanding borrowings under this credit facility.

Note 5. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	June 30, 2002	December 31, 2001
Sales of pharmacy and supply systems, which have been accepted but not yet installed	$25,329	$32,849
Cost of sales, excluding installation costs	(5,911)	(8,059)

Total	$19,418	$24,790

Note 6. Deferred Stock Compensation

        Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded no deferred stock compensation during the three and six months ended June 30, 2002. The Company recorded deferred stock compensation of $11,000 and $136,000 during the three and six months ended June 30, 2001, respectively. These amounts have been reflected as components of stockholders' equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three and six month periods ended June 30, 2002 and 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Research and development expense	$32	$73	$63	$146
Selling, general and administrative expenses	153	356	307	711

Total	$185	$429	$370	$857

Note 7. Comprehensive Income

        The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$1,778	$(1,211)	$3,428	$(3,057)
Unrealized gain (loss) on short-term investments	41	—	1	(19)

Comprehensive income (loss)	$1,819	$(1,211)	$3,429	$(3,076)

Note 8. Contingencies

        On September 21, 2001, a customer of the company, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California. The customer suspended rent payments under certain pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of such leases. The customer's complaint demanded rescission of such leases and a declaration by the Court that such leases are void. The parties reached a settlement on May 23, 2002. Pursuant to the settlement, the Court dismissed the action with prejudice. The settlement did not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

Note 9. Subsequent Events

        On July 2, 2002, Omnicell executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price of $3.1 million included $1.0 million paid at execution of the agreement with the remainder of the purchase price to be paid in accordance with a promissory note. The promissory note has an interest rate of 3.0% and is payable in quarterly installments, over a period of up to 18 months.

        On August 1, 2002, Omnicell established a new revolving credit facility and a new non-revolving credit facility with a bank which together total $12.5 million. The new revolving credit facility provides the Company with advances of up to 80% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the new revolving credit facility would be secured by substantially all of our assets. Interest under the new revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The new non-revolving credit facility provides the

Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the facility, we will have the option to amortize the outstanding balance over a 36-month period. Any advances under the new non-revolving credit facility would be secured by substantially all of Company's assets. Interest under the new non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the new revolving and new non-revolving credit facilities, we have agreed not to pledge our intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends.

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

Overview

        We started our business in 1992 and began offering our supply systems for sale in 1993. In late 1996, we introduced our Omnicell pharmacy system. In January 1999, we expanded our line of pharmacy systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare. As of June 30, 2002, a total of 23,149 pharmacy and supply automation systems had been installed or released for customer installation in 1,305 healthcare facilities.

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

        In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the offering price of $7.00 per share, raising approximately $42.9 million, net of underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We have used the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including costs to support our leasing activities to U.S. government entities.

        We bill our customers upon delivery and acceptance of our pharmacy and supply systems and recognize revenue when the systems are installed. Deferred gross profit on our balance sheet represents primarily pharmacy and supply systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. During the six months ended June 30, 2002 the value of our product shipments was less than the value of our systems installed and as a result our deferred gross profit declined to $19.4 at June 30, 2002 compared to $24.8 million at December 31, 2001. The reduction in shipments in the six months ended June 30, 2002 was partly attributable to a delay in product orders during the quarter ended March 31, 2002 caused by a faulty component from one of our vendors. We have identified the faulty component and have worked with our vendor to replace the components for our customers. Other contributing factors to the decline in the first quarter shipments were several contracts that did not close at the end of the period, a decline in shipments to military customers and fewer lease rollovers than planned. For the quarter ending June 30, 2002 our product shipments exceeded installations and deferred gross profit increased $0.5 million from $18.9 million at March 31, 2002.

Results of Operations

        The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product revenues	85.0%	89.0%	85.6%	88.6%
Service and other revenues	15.0	11.0	14.4	11.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	32.2	31.6	32.4	30.2
Cost of service and other revenues	8.1	7.9	6.9	8.5

Total cost of revenues	40.3	39.5	39.3	38.7

Gross profit	59.7	60.5	60.7	61.3

Operating expenses:
Research and development	8.8	14.3	9.9	14.0
Selling, general, and administrative	44.1	50.7	44.6	52.8

Total operating expenses	52.9	65.0	54.5	66.8

Income (loss) from operations	6.8	(4.5)	6.2	(5.5)
Other income	0.7	0.5	1.7	0.7
Other expense	(0.3)	(1.7)	(1.1)	(2.8)

Income (loss) before income taxes	7.2	(5.7)	6.8	(7.6)
Provision (benefit) for income taxes	0.1	0.1	(0.1)	0.1

Net income (loss)	7.1%	(5.8)%	6.9%	(7.7)%

Revenues

        Revenues.    Total revenues increased 19.7% to $24.9 million for the three months ended June 30, 2002 from $20.8 million for the same period in 2001. Total revenues increased 23.9% to $49.4 million for the six months ended June 30, 2002 from $39.8 million for the same period in 2001.

        Product revenues increased 14.4% to $21.2 million for the three months ended June 30, 2002 from $18.5 million for the same period in 2001. Product revenues increased 19.8% to $42.2 million for the six months ended June 30, 2002 from $35.3 million for the same period in 2001. The increase in product revenues for the three and six months ended June 30, 2002 was due primarily to increases in the number of installed pharmacy and supply systems.

        Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our internet-based procurement application. Service and other revenues increased 62.8% to $3.7 million for the three months ended June 30, 2002 from $2.3 million for the same period in 2001. Service and other revenues increased 56.4% to $7.1 million for the six months ended June 30, 2002 from $4.6 million for the same period in 2001. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of leases that are sold with service contracts. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems.

Cost of Revenues

        Cost of Revenues.    Total cost of revenues increased 21.9% to $10.0 million for the three months ended June 30, 2002 from $8.2 million in the same period in 2001. Total cost of revenues increased 26.0% to $19.4 million for the six months ended June 30, 2002 from $15.4 million for the same period in 2001. For the three months ended June 30, 2002, cost of revenues was 40.3% of total revenues as compared to 39.5% in the same period in 2001. For the six months ended June 30, 2002, cost of revenues was 39.3% of total revenues as compared to 38.7% in the same period in 2001.

        Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture pharmacy and supply systems and also includes costs required to install our systems at the customer location. Cost of product revenues increased 21.6% to $8.0 million for the three months ended June 30, 2002 from $6.6 million in the same prior year period. Cost of product revenues increased 33.2% to $16.0 million for the six months ended June 30, 2002 from $12.0 million for the same prior year period. Gross profit on product sales was $13.2 million, or 62.2% of product revenues, for the three months ended June 30, 2002 as compared to $12.0 million, or 64.5% of product revenues, in the three months ended June 30, 2001. Gross profit on product sales was $26.2 million, or 62.1% of product revenues, in the first six months of 2002 as compared to $23.3 million, or 65.9% of product revenues, in the first six months of 2001. The decrease in the gross profit percentages on product revenues for the three and six months ended June 30, 2002 from the same periods in 2001 was due to a write-down to lower of cost or market of returned materials and higher storage and shipping costs, partially offset by lower installation costs.

        Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues increased 23.0% to $2.0 million for the three months ended June 30, 2002 from $1.6 million same period in the prior year. Cost of service and other revenues remained level at $3.4 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. For the three months ended June 30, 2002, gross margin on service and other revenues was $1.7 million, or 45.6% of service and other revenues as compared to $0.6 million, or 28.0% of service and other revenues, for the same period in 2001. For the six months ended June 30, 2002, gross margin on service and other revenues was $3.7 million, or 52.1% of service and other revenues, as compared to $1.2 million, or 25.6% of service and other revenues, in the same period in 2001. The increases in costs of service and other revenues on an absolute dollar basis for the three and six months ended June 30, 2002 were attributable to the growth in services as a result of a higher installed base of automation systems. The increases were partially offset by the integration of refurbished product, for which our costs are minimal to service our customers, during the current year. Additionally, the costs we incurred to provide direct service to customers in several major cities in the United States declined as a percentage of revenue due to decreased costs from our third party service supplier.

Operating Expenses

        Research and Development.    Research and development expenses declined 26.0% to $2.2 million for the three months ended June 30, 2002 from $3.0 million for the same period in 2001. Research and development expenses declined 12.6% to $4.9 million for the six months ended June 30, 2002 from $5.6 million for the same period in 2001. The decrease is due primarily to an increase in the amount of capitalized software development costs relating to a major upgrade to the Company's application software that has reached technological feasibility. In the three months ended June 30, 2002, $0.7 million of software development costs were capitalized as compared to $14,000 for the same period in the prior year. In the six months ended June 30, 2002, $1.1 million of software development costs were capitalized as compared to $0.2 million for the same period in the prior year. Research and development expenses decreased as a percentage of total revenues to 8.8% from 14.3% for the three months ended June 30, 2002 and June 30, 2001, respectively, and to 9.9% from 14.0% for the six months ended June 30, 2002 and June 30, 2001, respectively. The decrease in research and development expenses as a percentage of total revenues is due primarily to the increase in software development costs that were capitalized combined with the increase in total revenues during the periods. We anticipate that research and development expenses will increase modestly in absolute dollars for the remainder of 2002.

        Selling, General and Administrative.    Selling, general and administrative costs increased 4.0% to $11.0 million for the three months ended June 30, 2002 from $10.6 million for the same period in the prior year. Selling, general and administrative costs increased 4.6% to $22.0 million for the six months June 30, 2002 from $21.0 million for the same period in the prior year. Selling, general and administrative expenses increased on an absolute dollar basis primarily as the result of higher occupancy costs and professional fees, partially offset by a decrease in travel. We anticipate that selling, general and administrative expenses will increase by no more than 5% compared with the corresponding periods in the prior year for the remainder of 2002.

Other Income

        Other income increased 64.2% to $0.2 million for the three months ended June 30, 2002 from $0.1 million for the same period in the prior year. The increase was due primarily to an increase in interest income from higher cash and short-term investment balances in the three months ended June 30, 2002 than the same period in the prior year. Other income increased 193.4% to $0.9 million for the six months ended June 30, 2002 from $0.3 million for the same period in the prior year. This increase is due primarily to the recovery of $0.5 million from an investment written off in a prior year, in addition to higher interest income from higher cash and short-term investment balances in the six months ended June 30, 2002 than the comparable period in the prior year.

Other Expense

        Other expense decreased 75.6% to $0.1 million for the three months ended June 30, 2002 from $0.4 million for the same period in the prior year. The decrease was due primarily to a decline in interest expense as a result of the repayment of outstanding debt. Other expense decreased 51.8% to $0.5 million for the six months ended June 30, 2002 from $1.1 million for the same period in the prior year. This decrease is due primarily to a decline in interest expense as a result of the repayment of outstanding debt, partially offset by a write-off an investment in equity securities of a privately held company of $0.4 million that was deemed impaired during the six months ended June 30, 2002.

Provisions for Income Taxes

        A provision for state income taxes was recorded in each of the three and six month periods ended June 30, 2002 and 2001. In addition, the six months ended June 30, 2002 includes a tax benefit of $85,000 relating to a change in the calculation of the Alternative Minimum Tax Credit for 2001 due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002.

Liquidity and Capital Resources

        As of June 30, 2002, our principal sources of liquidity included approximately $21.3 million in cash, cash equivalents and short-term investments. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

        Our bank credit facility expired on June 30, 2002. On August 1, 2002, Omnicell established a new revolving credit facility and a new non-revolving credit facility with a bank which together total $12.5 million. The new revolving credit facility provides the Company with advances of up to 80% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the new revolving credit facility would be secured by substantially all of our assets. Interest under the new revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The new non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the facility, we will have the option to amortize the outstanding balance over a 36-month period. Any advances under the new non-revolving credit facility would be secured by substantially all of Company's assets. Interest under the new non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the new revolving and new non-revolving credit facilities, we have agreed not to pledge our intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends.

        We used cash of $2.2 million in operating activities for the first six months of 2002 compared to $9.2 million used in operating activities in the first six months of 2001. Net income of $3.4 million for the six months ended June 30, 2002 included non-cash charges for depreciation and amortization of $1.7 million. The net loss of $3.1 million for the six months ended June 30, 2001 included non-cash charges for depreciation and amortization of $1.9 million. Accounts receivable increased $0.4 million as shipments to customers increased in the six months ending June 30, 2002. Inventories increased $0.4 million to support future business. Accrued liabilities decreased $3.6 million as payments were made for previously accrued lease buyout agreements, upgrade costs and a legal settlement. Deferred service revenue increased $1.8 million as more customers entered into extended service contracts. The $5.4 million decline in deferred gross profit reflects the fact that installations exceeded shipments for the six months ended June 30, 2002.

        Cash of $1.3 million was used in investing activities in the six months ending June 30, 2002 compared to cash of $1.5 million used in investing activities in the six months ending June 30, 2001. Net purchases of short-term investments were $0.2 million in the six months ending June 30, 2002 compared to net purchases of $44,000 for the six months ending June 30, 2001. Our expenditures for property and equipment were $1.1 million and $1.4 million for the six months ending June 30, 2002 and 2001, respectively.

        Financing activities for the six months ended June 30, 2002 consisted primarily of raising funds through issuances of our equity securities as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan. Financing activities for the six months ended June 30, 2001 included borrowing $3.0 million as part of an established bank credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no significant changes in the quantitative and qualitative disclosures in market risk from the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

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

        Since the September 11, 2001 terrorist attacks on the United States, we have received few new orders for our pharmacy or supply systems from U.S. military hospital customers. Prior to September 11, 2001, such hospitals accounted for approximately 3.6% of the shipments for the first nine months of 2001 and 4% of the shipments in 2000. Because of restricted access to U.S. military bases, planned installations of systems already sold and shipped to U.S. military hospitals have been postponed for an indefinite period of time, delaying our recognition of revenue for such systems. We do not know how long these delays in the sales and installation cycle for these customers will last, and we do not know whether or to what extent we will be able to sell and install additional systems to these customers in the future.

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

        Many healthcare providers have consolidated to create larger healthcare delivery organizations with greater market power. If this consolidation continues, it could erode our customer base and reduce the size of our target market. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.

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

We have a history of operating losses and we cannot assure you that we will maintain profitability.

        For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million and $20.8 million in 1999 and 2000, respectively. While we were profitable in both the third and fourth quarters of 2001 and the first and second quarters of 2002, we had a net loss of $1.2 million for the year ended December 31, 2001, and as of June 30, 2002, we had an accumulated deficit of approximately $91.0 million. There can be no assurance that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

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

        Our ability to develop, manufacture and support our existing products and any future products depends upon our ability to enter into and maintain contractual arrangements with others. We currently depend upon services from a number of third-party vendors, including Dade Behring, Inc., which recently filed for Chapter 11 bankruptcy protection, to support our products. We cannot be sure that we will be able to maintain our existing or future service arrangements, or that we will be able to enter into future arrangements with third parties on terms acceptable to us, or at all. If we fail to maintain our existing service arrangements or to establish new arrangements when and as necessary, our competitive position, results of operations and financial condition could be harmed.

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

        While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations that will take effect in December 2002. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has also issued final rules with respect to transaction and code standards that require the use of specific electronic formats for most transactions containing patient information. HHS has not yet issued final rules on other topics under HIPAA, although it has issued proposed rules on some other topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        On September 21, 2001, a customer of the company, The Regents of the University of California (on behalf of the University of California San Francisco Medical Center), filed a third party complaint against the Company in an action captioned Americorp Financial, Inc. v. The Regents of the University of California. The customer suspended rent payments under certain pharmacy automation leases, alleging claims for indemnification from Omnicell under its leasing documents and negligent misrepresentation in execution of such leases. The customer's complaint demanded rescission of such leases and a declaration by the Court that such leases are void. The parties reached a settlement on May 23, 2002. Pursuant to the settlement, the Court dismissed the action with prejudice. The settlement did not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on May 21, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for director were submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Omnicell for its fiscal year ending December 31, 2002 was submitted to our stockholders.

Management's nominee for director, Sheldon D. Asher, was elected by the following vote:

  For: 15,244,651
  Withhold: 1,233,714

Management's nominee for director, Benjamin A. Horowitz, was elected by the following vote:

  For: 14,313,510
  Withhold: 2,144,855

Management's nominee for director, William H. Younger, Jr., was elected by the following vote:

  For: 16,215,699
  Withhold: 242,666

Frederick J. Dotzler, Christopher J. Dunn, M.D., Randall A. Lipps, Charles J. Barnett, Gordon V. Clemons, Kevin L. Roberg and John D. Stobo also continued to serve as directors after the annual meeting. Mr. Dotzler, Dr. Dunn and Mr. Lipps will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2003. Messrs. Barnett, Clemons, Roberg and Stobo will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2004.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002 was approved by the following vote:

  For: 16,356,575
  Against: 11,549
  Abstain: 90,240

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)
    Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2(2)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Form of Common Stock Certificate
99.1	Certification

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

  (2)
  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

  (3)
  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

  (b)
  Reports on Form 8-K. The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC. (Registrant)
Date: August 12, 2002
/s/ ROBERT. Y. NEWELL, IV Robert. Y. Newell, IV Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2(3)	Form of Common Stock Certificate
99.1	Certification

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

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

QuickLinks

OMNICELL, INC. FORM 10-Q INDEX
  PART I—FINANCIAL INFORMATION
  ITEM I. Condensed Consolidated Financial Statements
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
OMNICELL, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
OMNICELL, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES
EXHIBIT INDEX