Form 10-Q
period 2002-09-30
OMNICELL INC /CA/
filed 2002-11-14
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-33043

Omnicell, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (I.R.S. Employer Identification No.)
1101 East Meadow Drive Palo Alto, California 94303 (650) 251-6100 (Address, including zip code, of registrant's principal executive offices and registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of September 30, 2002 there were 22,006,478 shares of the Registrant's Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,178	$16,912
Short-term investments	99	6,927
Accounts receivable, net	14,712	18,167
Inventories	12,602	12,702
Prepaid expenses and other current assets	4,623	4,803

Total current assets	53,214	59,511
Property and equipment, net	5,062	5,384
Other assets	11,850	7,219

Total assets	$70,126	$72,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,137	$4,837
Accrued liabilities	10,346	14,514
Deferred service revenue	11,651	8,009
Deferred gross profit	19,313	24,790
Current portion of notes payable	1,189	—

Total current liabilities	47,636	52,150
Notes payable	608	—
Other long-term liabilities	115	363
Stockholders' equity	21,767	19,601

Total liabilities and stockholders' equity	$70,126	$72,114

(1)
Derived from the December 31, 2001 audited consolidated balance sheet. Certain amounts have been reclassified to conform to the current period presentation.

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product revenues	$15,378	$19,308	$57,620	$54,583
Service and other revenues	3,695	3,371	10,814	7,923

Total revenues	19,073	22,679	68,434	62,506
Cost of revenues:
Cost of product revenues	7,134	6,970	23,132	18,983
Cost of service and other revenues	1,393	1,389	4,804	4,777

Total cost of revenues	8,527	8,359	27,936	23,760

Gross profit	10,546	14,320	40,498	38,746
Operating expenses:
Research and development	2,410	2,897	7,289	8,478
Selling, general and administrative	10,878	10,966	32,865	31,980

Total operating expenses	13,288	13,863	40,154	40,458

Income (loss) from operations	(2,742)	457	344	(1,712)
Other income	198	228	1049	518
Other expense	(15)	(169)	(559)	(1,296)

Income (loss) before provision (benefit) for income taxes	(2,559)	516	834	(2,490)
Provision (benefit) for income taxes	25	25	(10)	75

Net income (loss)	$(2,584)	$491	$844	$(2,565)

Net income (loss) per common share—basic	$(0.12)	$0.04	$0.04	$(0.59)

Net income (loss) per common share—diluted	$(0.12)	$0.02	$0.04	$(0.59)

Weighted average common shares outstanding—basic	21,830	13,971	21,674	4,314

Weighted average common shares outstanding—diluted	21,830	20,357	23,248	4,314

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net income (loss)	$844	$(2,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,983	1,679
Amortization of deferred stock compensation	438	1,053
Changes in operating assets and liabilities:
Accounts receivable, net	3,455	(5,516)
Inventories	100	(3,411)
Prepaid expenses and other current assets	180	(1,508)
Other assets	(4,631)	(2,923)
Accounts payable	300	303
Accrued liabilities	(4,168)	(758)
Deferred service revenue	3,642	3,198
Deferred gross profit	(5,477)	(49)
Other long-term liabilities	(248)	(642)

Net cash used in operating activities	(3,582)	(11,139)

Investing activities:
Purchases of short-term investments	(2,053)	(200)
Maturities of short-term investments	8,881	2,283
Purchases of property and equipment	(1,661)	(1,894)

Net cash provided by investing activities	5,167	189

Financing activities:
Proceeds from issuance of common stock	884	43,915
Redemption of redeemable convertible preferred stock	—	(10,113)
Note payable	1,797	(7,914)

Net cash provided by financing activities	2,681	25,888

Net increase in cash and cash equivalents	4,266	14,938
Cash and cash equivalents at beginning of period	16,912	9,681

Cash and cash equivalents at end of period	$21,178	$24,619

Supplemental disclosures of non-cash financing and investing activities:
Deferred stock compensation	$—	$136

Conversion of note payable	$—	$389

Supplemental cash flow information:
Cash paid for interest	$85	$1,269

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

        The Company provides solutions that improve patient care by enhancing the operational efficiency of healthcare organizations. Addressing the medication management and supply chain areas, Omnicell's medication and supply dispensing systems and decision support tools enable healthcare facilities to decrease costs, operate more efficiently and reduce medication errors. The Company sells and leases its products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiary, Omnicell HealthCare Canada, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

        The condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

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

Revenue Recognition

        Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or for lease. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," are recognized upon completion of the Company's installation obligation at the customer's site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases," upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped to the customer but not yet installed at the customer site. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and up-front fees received from certain distributors of our medication and supply dispensing systems. These up-front fees are recognized ratably over the periods of the distribution agreements. For governmental customers, the Company offers free service for the first year of service. The vendor-specific objective evidence of these services is deferred and recognized over the service period.

        Revenues from the Company's Internet-based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant for the three and nine months ended September 30, 2002 and 2001, and are included in service and other revenues.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10.0% of revenues in the three and nine months ended September 30, 2002 and 2001.

        One leasing company accounted for 18.0% of accounts receivable at September 30, 2002. The same leasing company accounted for 38.6% of accounts receivable at December 31, 2001.

        The majority of revenues is generated from customers in North America. Revenues generated from customers in North America for the three and nine months ending September 30, 2002 totaled 98.1% and 97.7%, respectively. Revenues generated from customers in North America for the three and nine months ending September 30, 2001 totaled 100% and 99.4%, respectively.

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

Software Development Costs

        Development costs related to software implemented in our medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. At September 30, 2002 and December 31, 2001, the balance of capitalized software development costs was approximately $1.8 million and $1.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.3 million and $0.6 million in the three and nine months ended September 30, 2002, respectively, and $0.1 million and $0.3 million in the three and nine months ended September 30, 2001, respectively.

Goodwill and Purchased Intangible Assets

        In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001, the Company has adopted a policy for measuring goodwill for impairment when indicators of impairment exist, and at least on an annual basis. No impairment of goodwill was recognized for the three and nine months ended September 30, 2002. The Company did not have any goodwill in 2001.

        Purchased intangible assets include software and customer relationships acquired in a business combination. In accordance with SFAS 142, purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the three and nine months ended September 30, 2002. The Company did not have any purchased intangible assets in 2001.

Segment Information

        The Company reports segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of the Company's e-commerce business. The Company's chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant intersegment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company's long-lived assets are located in the United States.

        For the three and nine month periods ended September 30, 2002 and 2001, substantially all of the Company's total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of consolidated revenues in the three and nine month periods ended September 30, 2002 and 2001. The operating loss generated by the segment was approximately $0.3 million and $0.8 million in the three and nine month periods ended September 30, 2002, respectively. The operating loss generated by the segment was approximately $0.9 million and $3.3 million in the three and nine month periods ended September 30, 2001, respectively.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2002 and the nine months ended September 30, 2001, as their inclusion would be antidilutive. The total number of common shares excluded from the calculations of diluted net loss per share for the three months ended September 30, 2002 and nine months ended September 30, 2001 was 122,469 and 342,000, respectively. For the nine months ended September 30, 2002, options to purchase 1,935,459 shares with an exercise price greater than $6.56, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share. For the three months ended September 30, 2001, options to purchase 1,933,253 shares with an exercise price greater than $7.55, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share.

        The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Historical:
Basic:
Net income (loss)	$(2,584)	$491	$844	$(2,565)

Weighted average shares of common stock outstanding	21,952	14,276	21,844	4,656
Less: Weighted average common shares subject to repurchase	(122)	(305)	(170)	(342)

Weighted average common shares outstanding-basic	21,830	13,971	21,674	4,314

Net income (loss) per common share	$(0.12)	$0.04	$0.04	$(0.59)

Diluted:
Net income (loss)	$(2,584)	$491	$844	$(2,565)

Weighted average shares of common stock outstanding	21,952	14,276	21,844	4,656
Less: Weighted average common shares subject to repurchase	(122)			(342)
Add: Dilutive effect of convertible preferred and convertible note to common	—	4,877	—	—
Add: Dilutive effect of employee stock options and warrants	—	1,204	1,404	—

Weighted average common shares outstanding-diluted	21,830	20,357	23,248	4,314

Net income (loss) per common share	$(0.12)	$0.02	$0.04	$(0.59)

Recent Accounting Pronouncement

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Note 2. Acquisition

        On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS Inc., a privately held company headquartered in Houston, Texas. APRS Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The APRS solutions will complement Omnicell's pharmacy automation dispensing cabinets to provide customers with a total medication management solution for the pharmacy. The financial results of APRS Inc. have been included in the consolidated financial statements since the date of acquisition.

        In connection with the acquisition, the Company paid cash of $1.0 million and assumed liabilities of APRS Inc. totaling $0.5 million. The total purchase price of $1.5 million was allocated to the fair value of the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Current assets	$294
Property, plant, and equipment	43
Intangible assets	629
Goodwill	579
Other assets	2

Total assets acquired	1,547

Current liabilities	(500)

Net assets acquired	$1,047

        Intangible assets consists of the following (in thousands):

	September 30, 2002	Amortization Life
Service contracts	$229	5 years
Computer software	400	6 years

Total purchased intangible assets	629

Accumulated amortization	(9)

Net purchased intangible assets	$620

        Estimated amortization expense of the purchased intangible assets for each of the next five years ending December 31 and thereafter is as follows (in thousands):

2002	$37
2003	$112
2004	$112
2005	$112
2006	$112
2007 and thereafter	$135

Note 3. Leasing Arrangements

        For the three and nine months ended September 30, 2002, net sales-type lease receivables sold under leasing agreements totaled approximately $8.0 million and $27.5 million, respectively. For the three and nine months ended September 30, 2001, net sales-type lease receivables sold under leasing agreements totaled approximately $4.2 million and $25.2 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company's installation obligation and commencement of the noncancelable lease term. At September 30, 2002 and December 31, 2001, accounts receivable included approximately $2.8 million and $4.3 million, respectively, due from finance companies for lease receivables sold.

Note 4. Inventories

        Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$6,975	$7,187
Work-in-process	771	615
Finished goods	4,856	4,900

Total	$12,602	$12,702

Note 5. Other assets—Purchased Residuals

        On July 2, 2002, Omnicell executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and customer history. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals at September 30, 2002 is $3.0 million.

Note 6. Note Payable

        On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments over a period of up to 18 months.

Note 7. Credit Facility

        On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility which together total $12.5 million. The revolving credit facility provides the Company with advances of up to 80% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of the Company's assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the credit facility, the Company will have the option to amortize the outstanding balance over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of the Company's assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, the Company has agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its intellectual property, including patents, copyrights and trademarks, without the prior consent of the lender. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends. As of September 30, 2002, the Company had no outstanding borrowings under either of the credit facilities.

Note 8. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	September 30, 2002	December 31, 2001
Sales of automation systems, which have been accepted but not yet installed	$25,824	$32,849
Cost of sales, excluding installation costs	(6,511)	(8,059)

Total	$19,313	$24,790

Note 9. Deferred Stock Compensation

        Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company's common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded no deferred stock compensation during the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002. The Company recorded deferred stock compensation of $136,000 during the nine months ended September 30, 2001. These amounts have been reflected as components of stockholders' equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three and nine month periods ended September 30, 2002 and 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Research and development expense	$12	$33	$75	$179
Selling, general and administrative expenses	56	163	363	874

Total	$68	$196	$438	$1,053

Note 10. Comprehensive Income

        The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(2,584)	$491	$844	$(2,565)
Unrealized loss on short-term investments	(1)	—	—	(3)

Comprehensive income (loss)	$(2,585)	$491	$844	$(2,568)

Note 11. Subsequent Events

        In October 2002, Omnicell initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by approximately 10%, or 40 employees. The charge anticipated in the fourth quarter of 2002 as a result of the restructuring is expected to be in the range of $2.5 million to $3.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in "Factors That May Affect Future Operating Results" contained elsewhere in this report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Overview

        We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing automation system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In August 2002, we continued our expansion into pharmacy medication management systems with the acquisition of APRS Inc., a privately held company headquartered in Houston, Texas. As of September 30, 2002, a total of more than 23,000 of our medication and supply dispensing automation systems had been installed or released for customer installation at more than 1,300 healthcare facilities.

        We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into seven regions in the United States and Canada. We sell through distributors in Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Palo Alto, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

        We bill our customers upon delivery and acceptance of our medication and supply dispensing systems and recognize revenue when the systems are installed. Deferred gross profit on our balance sheet represents primarily medication and supply dispensing systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. During the nine months ended September 30, 2002 the value of our product shipments was less than the value of our systems installed and as a result our deferred gross profit declined to $19.3 million at September 30, 2002 compared to $24.8 million at December 31, 2001. The lower shipments in the nine months ended September 30, 2002 was partly attributable to a delay in product orders during the quarter ended March 31, 2002 caused by a faulty component from one of our vendors. We have identified the faulty component and have worked with our vendor to replace the components for our customers. Other contributing factors to the lower shipments in the nine months ended September 30, 2002, were lower than expected sales to existing accounts and a need to restructure our sales force and field operations. In October 2002, we implemented organizational changes to address these factors. With these changes in place, we expect that the value of our product shipments will exceed the value of systems installed causing deferred gross profit to rise by $1.0 million to $3.0 million in the fourth quarter of 2002.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        We consider certain accounting policies related to revenue recognition, inventory, other assets, business combinations and accrued liabilities to be critical to our business operations and the understanding of our results of operations:

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

        Revenues from lease arrangements are recognized in accordance with SFAS No. 13, "Accounting for Leases" ("SFAS 13"), upon completion of our installation obligation and at the beginning of the non-cancelable lease term. Most of our lease receivables are sold to third-party leasing finance companies, and we record revenue after our products are installed equal to the cash received from the leasing company, which equals the net present value of the lease stream, discounted at the interest rate charged to us by the leasing company. Beginning in October 2000, we have maintained internally most of our leases to U.S. government entities and recognized revenue upon completion of product installation as the net present value of the lease stream based on an implied interest rate comparable to those charged by third-party leasing companies. These U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future if any of our U.S. government customers do not receive their annual funding, their lease payments to us could be delayed or stopped which could result in a write down of our lease portfolio and significantly impair our ability to recognize revenues on future sales to U.S. government customers. As of September 30, 2002 the value of our lease portfolio to U.S. government customers was $5.3 million.

Inventory

        Omnicell writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other assets

Purchased Residuals

        On July 2, 2002, Omnicell executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and customer history. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. Purchased residuals are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residual could become significantly impaired. The value of purchased residuals at September 30, 2002 was $3.0 million.

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

Business Combinations

Impairment of Goodwill and Purchased Intangible Assets

        In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001, the Company has adopted a policy for measuring goodwill for impairment on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized for the three and nine months ended September 30, 2002. The Company did not have any goodwill in 2001.

        Purchased intangible assets include software and customer relationships acquired in a business combination. In accordance with SFAS 142, purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the three and nine months ended September 30, 2002. The Company did not have any purchased intangible assets in 2001.

Accrued liabilities

        Accrued liabilities are based on our judgment of estimated future costs we are obligated to incur. Actual costs may differ from those estimates. Our estimates for accrued upgrade costs of $2.9 million at September 30, 2002 required a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers we assumed under our purchase of Sure-Med in January 1999. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Results of Operations

        The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product revenues	80.6%	85.1%	84.2%	87.3%
Service and other revenues	19.4	14.9	15.8	12.7

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of product revenues	37.4	30.8	33.8	30.4
Cost of service and other revenues	7.3	6.1	7.0	7.6

Total cost of revenues	44.7	36.9	40.8	38.0

Gross profit	55.3	63.1	59.2	62.0

Operating expenses:
Research and development	12.7	12.8	10.7	13.6
Selling, general, and administrative	57.0	48.4	48.0	51.2

Total operating expenses	69.7	61.1	58.7	64.7

Income (loss) from operations	(14.4)	2.0	0.5	(2.7)
Other income	1.1	1.0	1.5	0.8
Other expense	(0.1)	(0.7)	(0.8)	(2.1)

Income (loss) before income taxes	(13.4)	2.3	1.2	(4.0)
Provision (benefit) for income taxes	0.2	0.1	(0.0)	0.1

Net income (loss)	(13.6)%	2.2%	1.2%	(4.1)%

Revenues

        Revenues.    Total revenues decreased 15.9% to $19.1 million for the three months ended September 30, 2002 from $22.7 million for the same period in 2001. Total revenues increased 9.5% to $68.4 million for the nine months ended September 30, 2002 from $62.5 million for the same period in 2001.

        Product revenues decreased 20.4% to $15.4 million for the three months ended September 30, 2002 from $19.3 million for the same period in 2001. Product revenues increased 5.6% to $57.6 million for the nine months ended September 30, 2002 from $54.6 million for the same period in 2001. The decrease in product revenues for the three months ended September 30, 2002 was due to a decrease in the number of installed medication and supply dispensing systems reflecting lower than expected sales to existing accounts and a need to restructure our sales force and field operations. The increase in product revenues for the nine months ended September 30, 2002 was due to an increase in the number of installed medication and supply dispensing systems reflecting higher sales to our existing customer base and the addition of new customers.

        Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our Internet-based procurement application. Service and other revenues increased 9.6% to $3.7 million for the three months ended September 30, 2002 from $3.4 million for the same period in 2001. Service and other revenues increased 36.5% to $10.8 million for the nine months ended September 30, 2002 from $7.9 million for the same period in 2001. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of leases that are sold with service contracts. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems.

Cost of Revenues

        Cost of Revenues.    Total cost of revenues increased 2.0% to $8.5 million for the three months ended September 30, 2002 from $8.4 million in the same period in 2001. Total cost of revenues increased 17.6% to $27.9 million for the nine months ended September 30, 2002 from $23.8 million for the same period in 2001. For the three months ended September 30, 2002, cost of revenues was 44.7% of total revenues as compared to 36.9% in the same period in 2001. For the nine months ended September 30, 2002, cost of revenues was 40.8% of total revenues as compared to 38.0% in the same period in 2001.

        Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems at the customer location. Cost of product revenues increased 2.4% to $7.1 million for the three months ended September 30, 2002 from $7.0 million in the same prior year period. Cost of product revenues increased 21.9% to $23.1 million for the nine months ended September 30, 2002 from $19.0 million for the same prior year period. Gross profit on product sales was $8.2 million, or 53.6% of product revenues, for the three months ended September 30, 2002 as compared to $12.3 million, or 63.9% of product revenues, in the three months ended September 30, 2001. Gross profit on product sales was $34.5 million, or 59.9% of product revenues, in the first nine months of 2002 as compared to $35.6 million, or 65.2% of product revenues, in the first nine months of 2001. The decrease in the gross profit percentages on product revenues for the three months ended September 30, 2002 from the same period in 2001 was due to fewer higher margin sales, a relatively fixed manufacturing overhead spread over a lower unit volume, and higher installation expense since fewer customers accepted responsibility for their own installations. In addition to the aforementioned reasons, the decrease in the gross profit percentages on product revenues for the nine months ended September 30, 2002 from the same period in 2001 was due to a write-down to lower of cost or market of returned materials and higher storage and shipping costs. We expect gross profit on product sales as a percentage of product revenues to remain the same or be modestly higher in the remainder of 2002.

        Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues remained level for the three and nine months ended September 30, 2002 at $1.4 million and $4.8 million, respectively, as compared to the same periods in the prior year. For the three months ended September 30, 2002, gross margin on service and other revenues was $2.3 million, or 62.3% of service and other revenues as compared to $2.0 million, or 58.8% of service and other revenues, for the same period in 2001. For the nine months ended September 30, 2002, gross margin on service and other revenues was $6.0 million, or 55.6% of service and other revenues, as compared to $3.1 million, or 39.7% of service and other revenues, in the same period in 2001. The increase in gross margin on service and other revenues for the three and nine months ended September 30, 2002 compared to the same periods in the prior year reflect a reduction in costs from our third-party service provider and the utilization of a higher concentration of refurbished product, for which our costs are minimal, to fulfill our service requirements in the current year. We expect gross margin on service as a percentage of service and other revenues to remain the same in the remainder of 2002.

Operating Expenses

        Research and Development.    Research and development expenses declined 16.8% to $2.4 million for the three months ended September 30, 2002 from $2.9 million for the same period in 2001. Research and development expenses declined 14.0% to $7.3 million for the nine months ended September 30, 2002 from $8.5 million for the same period in 2001. The decreases in both 2002 periods are due primarily to an increase in the amount of capitalized software development costs relating to a major upgrade to the Company's application software that has reached technological feasibility. In the three months ended September 30, 2002, $0.2 million of software development costs were capitalized as compared to $8,000 for the same period in the prior year. In the nine months ended September 30, 2002, $1.4 million of software development costs were capitalized as compared to $0.2 million for the same period in the prior year. Research and development expenses decreased as a percentage of total revenues to 12.7% from 12.8% for the three months ended September 30, 2002 and September 30, 2001, respectively, and to 10.7% from 13.6% for the nine months ended September 30, 2002 and September 30, 2001, respectively. We expect research and development expenses as a percentage of total revenues will be in the range of 10% to 12% in the remainder of 2002.

        Selling, General and Administrative.    Selling, general and administrative costs decreased 0.8% to $10.9 million for the three months ended September 30, 2002 from $11.0 million for the same period in the prior year. Selling, general and administrative costs increased 2.8% to $32.9 million for the nine months September 30, 2002 from $32.0 million for the same period in the prior year. The fluctuations in selling, general and administrative expenses on an absolute dollar basis reflect higher occupancy costs and professional fees and lower expenses for bonuses and temporary labor. We expect that selling, general, and administrative expenses will be modestly less in the next quarter than the quarter ended September 30, 2002 as a result of our reduction in headcount as part of our October 2002 restructuring.

Other Income

        Other income remained unchanged at $0.2 million for the three months ended September 30, 2002 compared to the same period in the prior year and was comprised of interest income from cash and short-term investments. Other income increased 102.5% to $1.0 million for the nine months ended September 30, 2002 from $0.5 million for the same period in the prior year. This increase is due primarily to the recovery of $0.5 million from an investment in equity securities of a privately held company written off in a prior year. Besides this recovery in the nine months ended September 30, 2002, other income for the nine months ended September 30, 2002 and 2001 was comprised of interest income from cash and short-term investments.

Other Expense

        Other expense decreased 91.1% to approximately $15,000 for the three months ended September 30, 2002 from $0.2 million for the same period in the prior year. The decrease is due primarily to a decline in interest expense as a result of the repayment of outstanding debt in the third quarter of 2001. Other expense decreased 56.9% to $0.6 million for the nine months ended September 30, 2002 from $1.3 million for the same period in the prior year. This decrease is due primarily to a decline in interest expense as a result of the repayment of outstanding debt, partially offset by a write-off of an investment in equity securities of a privately held company of $0.4 million that was deemed impaired during the nine months ended September 30, 2002.

Provisions for Income Taxes

        A provision for state income taxes was recorded in each of the three and nine month periods ended September 30, 2002 and 2001. In addition, the nine months ended September 30, 2002 includes a tax benefit of $85,000 relating to a change in the calculation of the Alternative Minimum Tax Credit for 2001 due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002.

Backlog

        Beginning September 30, 2002, we are reporting our product backlog position as of the end of each quarter. Product backlog is defined as the amount of product that is already shipped to customers or for which we have qualified purchase orders and which we believe will be installed within the next twelve months. Our product backlog at September 30, 2002 was $21.4 million of which over 80% has already shipped to the customer.

Liquidity and Capital Resources

        As of September 30, 2002, we had $21.3 million in cash, cash equivalents and short-term investments. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest-bearing securities.

        On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility which together total $12.5 million. The revolving credit facility provides the Company with advances of up to 80% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of our assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the credit facility, we will have the option to amortize the outstanding balance over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of Company's assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, we have agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of our intellectual property, including patents, copyrights and trademarks, without the prior consent of the lender. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends. As of September 30, 2002, the Company had no outstanding borrowings under either of the credit facilities.

        We used cash of $3.6 million in operating activities during the first nine months of 2002 compared to $11.1 million used in operating activities in the first nine months of 2001. The primary uses of cash for the nine months ended September 30, 2002 were (i) an increase in other assets of $4.6 million, (ii) a decrease in accrued liabilities of $4.2 million, and (iii) a decrease in deferred gross profit of $5.5 million, partially offset by net income of $0.8 million, a decrease in net accounts receivable of $3.5 million, and an increase in deferred service revenue of $3.6 million. In addition, cash used for operating activities during the first nine months of 2002 was reduced by non-cash charges for depreciation and amortization of $2.4 million. The primary uses of cash for the nine months ended September 30, 2001 were increases in accounts receivable, inventories, prepaid expenses and other current assets, and other assets of $5.5 million, $3.4 million, $1.5 million, and $2.9 million, respectively, partially offset by an increase in deferred service revenue of $3.2 million. In addition, cash used for operating activities during the first nine months of 2001 was reduced by non-cash charges for depreciation and amortization of $2.7 million.

        Cash of $5.2 million was provided by investing activities in the nine months ending September 30, 2002 compared to cash of $0.2 million provided by investing activities in the nine months ending September 30, 2001. Net maturities of short-term investments were $6.8 million in the nine months ending September 30, 2002 compared to net maturities of $2.1 million for the nine months ending September 30, 2001. Our expenditures for property and equipment were $1.7 million and $1.9 million for the nine months ending September 30, 2002 and 2001, respectively.

        Financing activities for the nine months ended September 30, 2002 consisted primarily of a net $1.8 million note payable to Americorp Financial, Inc. ("AFI") for the purchase of all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. Additionally, finance activities for the nine months ended September 30, 2002 included raising funds through issuances of our equity securities as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan. Financing activities for the nine months ended September 30, 2001 consisted primarily of raising funds through our initial public offering. In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the offering price of $7.00 per share, raising approximately $42.9 million, net of expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We have used the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including costs to support our leasing activities to U.S. government entities.

        We have not paid any significant amount of income taxes to date.

        We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If needed and we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no significant changes in the quantitative and qualitative disclosures in market risk from the Company's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

Factors That May Affect Future Operating Results

Any reduction in the growth and acceptance of our medication and supply dispensing systems and related services would harm our business.

        Our medication and supply dispensing systems represent a relatively new approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and harm our business. We cannot assure you that we will continue to be successful in marketing our medication and supply dispensing systems or that the level of market acceptance of such systems will be sufficient to generate operating income.

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

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

        The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.) and Automated Healthcare (a division of McKesson Corporation). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last couple of years has developed and introduced to the market a significantly larger number of new products.

        The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to:

  •
  Our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services.

  •
  Certain competitors have greater name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services, and such advantages could be used to increase their market share.

  •
  Other established or emerging companies may enter the medication management and supply chain solutions market.

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

We have a history of operating losses and we cannot assure you when we will regain profitability.

        For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million, $20.8, and $1.2 million in 1999, 2000, and 2001 respectively. While we were profitable in both the third and fourth quarters of 2001 and the first and second quarters of 2002, we had a net loss of $2.6 million for the quarter ended September 30, 2002, and as of September 30, 2002, we had an accumulated deficit of approximately $93.1 million. Although we believe we can return to profitability by the second quarter of 2003, we can not assure you when we will be able to regain profitability on a quarterly or annual basis.

Our quarterly operating results may fluctuate significantly and may cause our stock price to decline.

        Our quarterly operating results may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

  •
  the size and timing of orders for our medication and supply dispensing systems, and their installation and integration;

  •
  the overall demand for healthcare medication management and supply chain solutions;

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

        The purchase of our medication and supply dispensing systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we have experienced revenue growth over the last several quarters, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.

        Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we cannot assure you that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

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

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

        Our production strategy for our medication and supply dispensing systems is to work closely with several key sub-assembly manufacturers and utilize lower cost manufacturers whenever possible. Although many of the components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications. At any given point in time, we may only use a single source of supply for certain components. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products would limit our ability to manufacture our products and could harm our business. In addition, any failure of a maintenance contractor to perform adequately could harm our business.

We depend on services from third parties to support our products, and if we are unable to continue these relationships and maintain their services, our competitive position, results of operations and financial condition could be harmed.

        Our ability to develop, manufacture and support our existing products and any future products depends upon our ability to enter into and maintain contractual arrangements with others. We currently depend upon services from a number of third-party vendors, including Dade Behring, Inc., which has filed for Chapter 11 bankruptcy protection, to support our products. We cannot be sure that we will be able to maintain our existing or future service arrangements, or that we will be able to enter into future arrangements with third parties on terms acceptable to us, or at all. If we fail to maintain our existing service arrangements or to establish new arrangements when and as necessary, our competitive position, results of operations and financial condition could be harmed.

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

        We believe that our success depends in part on our ability to obtain patent protection for products and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products, and we intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. There can be no assurance that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

        We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. We cannot assure you, however, that third parties will not claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

        We provide products that provide medication management and supply chain solutions for healthcare. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products is defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

Changing customer requirements could decrease the demand for our products and services.

        The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. As a result, our position in the medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could decrease.

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

  •
  the receipt and timing of orders for our medication and supply dispensing systems;

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

        While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration (FDA), we cannot assure you that these products, or our future products, if any, will not be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

        While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In December 2000, HHS published its final health data privacy regulations that will take effect in April 2003. These regulations restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient. HHS has also issued final rules with respect to transaction and code standards that require the use of specific electronic formats for most transactions containing patient information. HHS has not yet issued final rules on other topics under HIPAA, although it has issued proposed rules on some other topics. The final rules, if and when issued, may differ from the proposed rules. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted instead of the proposed rules. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

        Omnicell evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Omnicell's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly

Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Omnicell's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Omnicell in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to Omnicell's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        In October 2002, Randall A. Lipps, Founder and Chairman of Omnicell, was elected by Omnicell's board of directors as President and Chief Executive Officer, to replace Sheldon D. Asher, who stepped down as President and Chief Executive Officer and a director of the Company. In August 2002, Gordon V. Clemons resigned as a director of Omnicell.

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the "Act"), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved in the third quarter of 2002 by our Audit Committee to be performed by Ernst & Young, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee has approved the engagement of Ernst & Young for the following non-audit services; (1) tax matter consultations concerning state taxes, and (2) the preparation of federal and state income tax returns.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2	(3)	Form of Common Stock Certificate.
10.16		1999 Equity Incentive Plan, as amended November 5, 2002.
99.1		Certification.

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(3)
Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)
Reports on Form 8-K. The Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC. (Registrant)

Date: November 13, 2002
/s/ ROBERT Y. NEWELL, IV Robert Y. Newell, IV Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Randall A. Lipps, Chief Executive Officer of Omnicell, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Omnicell, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ RANDALL A. LIPPS Randall A. Lipps Chief Executive Officer

CERTIFICATION

I, Robert Y. Newell, IV, Chief Financial Officer of Omnicell, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Omnicell, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ ROBERT Y. NEWELL, IV Robert Y. Newell, IV Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2	(2)	Bylaws of Omnicell.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2	(3)	Form of Common Stock Certificate.
10.16		1999 Equity Incentive Plan, as amended November 5, 2002.
99.1		Certification.

(1)
Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

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
  Item 4. DISCLOSURE CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO EXHIBITS
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX