Form 10-Q/A
period 2002-09-30
OMNICELL INC /CA/
filed 2003-02-14
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 East Meadow Drive Palo Alto, California 94303 (650) 251-6100
(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of December 31, 2002 there were 22,118,017 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) amends Items 1, 2, the Factor That May Affect Future Operating Results entitled, “We have a history of operating losses and we cannot assure you when we will regain profitability” in Item 3 and Item 4 of Part 1 of the Quarterly Report on Form 10-Q (“Prior Report”) of Omnicell, Inc. for the quarter ended September 30, 2002, which was filed on November 14, 2002.  This amendment is being filed to reflect Omnicell’s restatement of its financial statements for the three and nine months ended September 30, 2002.   This restatement relates to $1.2 million of product revenue incorrectly reported in the third quarter of 2002.

 Omnicell records product revenue on its medication and supply dispensing systems based upon completion of its installation obligation, if any, at the customer site.  In January 2003, Omnicell discovered that certain products representing aggregate revenue of $1.2 million had not been installed as reported as of September 30, 2002.  Approximately  $600,000 of these products had been installed in the fourth quarter of 2002 and the balance, approximately $600,000 of products, remained to be installed as of December 31, 2002.

  As a result of this restatement, for the three months ended September 30, 2002, total revenues decreased by $1.2 million to $17.9 million, net loss increased $869,000 to $3.5 million and net loss per share increased from $(0.12) to $(0.16) per share.  For the nine months ended September 30, 2002, total revenues decreased by $1.2 million to $67.2 million, net income decreased from $844,000 to a net loss of $25,000 and earnings per share decreased from $0.04 to $0.00. The effect of this restatement on the Condensed Consolidated Balance Sheets was to increase deferred gross profit and to decrease stockholders’ equity, by increasing accumulated deficit, by $869,000 at September 30, 2002.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this form 10-Q/A sets forth the complete text of each item affected by this amendment.   Except as specifically indicated above, however, no other information included in the Prior Report is amended by the Form 10-Q/A.  This Form 10-Q/A is intended to speak as of the date of the Prior Report.

OMNICELL, INC.

FORM 10-Q/A

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001(1)
	(Unaudited) (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,178	$16,912
Short-term investments	99	6,927
Accounts receivable, net	14,712	18,167
Inventories	12,602	12,702
Prepaid expenses and other current assets	4,623	4,803
Total current assets	53,214	59,511
Property and equipment, net	5,062	5,384
Other assets	11,850	7,219
Total assets	$70,126	$72,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$4,837
Accrued liabilities	10,346	14,514
Deferred service revenue	11,651	8,009
Deferred gross profit	20,182	24,790
Current portion of notes payable	1,189	—
Total current liabilities	48,505	52,150
Notes payable	608	—
Other long-term liabilities	115	363
Stockholders’ equity	20,898	19,601
Total liabilities and stockholders’ equity	$70,126	$72,114

(1) Derived from the December 31, 2001 audited consolidated balance sheet. Certain amounts have been reclassified to conform to the current period presentation.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues:
Product revenues	$14,167	$19,308	$56,409	$54,583
Service and other revenues	3,695	3,371	10,814	7,923
Total revenues	17,862	22,679	67,223	62,506
Cost of revenues:
Cost of product revenues	6,792	6,970	22,790	18,983
Cost of service and other revenues	1,393	1,389	4,804	4,777
Total cost of revenues	8,185	8,359	27,594	23,760
Gross profit	9,677	14,320	39,629	38,746
Operating expenses:
Research and development	2,410	2,897	7,289	8,478
Selling, general and administrative	10,878	10,966	32,865	31,980
Total operating expenses	13,288	13,863	40,154	40,458
Income (loss) from operations	(3,611)	457	(525)	(1,712)
Other income	198	228	1,049	518
Other expense	(15)	(169)	(559)	(1,296)
Income (loss) before provision (benefit) for income taxes	(3,428)	516	(35)	(2,490)
Provision (benefit) for income taxes	25	25	(10)	75
Net income (loss)	$(3,453)	$491	$(25)	$(2,565)
Net income (loss) per common share—basic	$(0.16)	$0.04	$0.00	$(0.59)
Net income (loss) per common share—diluted	$(0.16)	$0.02	$0.00	$(0.59)
Weighted average common shares outstanding—basic	21,830	13,971	21,674	4,314
Weighted average common shares outstanding—diluted	21,830	20,357	21,674	4,314

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Restated)
Operating activities:
Net loss	$(25)	$(2,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	1,679
Amortization of deferred stock compensation	438	1,053
Changes in operating assets and liabilities:
Accounts receivable, net	3,455	(5,516)
Inventories	100	(3,411)
Prepaid expenses and other current assets	180	(1,508)
Other assets	(4,631)	(2,923)
Accounts payable	300	303
Accrued liabilities	(4,168)	(758)
Deferred service revenue	3,642	3,198
Deferred gross profit	(4,608)	(49)
Other long-term liabilities	(248)	(642)
Net cash used in operating activities	(3,582)	(11,139)

Investing activities:
Purchases of short-term investments	(2,053)	(200)
Maturities of short-term investments	8,881	2,283
Purchases of property and equipment	(1,661)	(1,894)
Net cash provided by investing activities	5,167	189

Financing activities:
Proceeds from issuance of common stock	884	43,915
Redemption of redeemable convertible preferred stock	—	(10,113)
Note payable	1,797	(7,914)
Net cash provided by financing activities	2,681	25,888
Net increase in cash and cash equivalents	4,266	14,938
Cash and cash equivalents at beginning of period	16,912	9,681
Cash and cash equivalents at end of period	$21,178	$24,619

Supplemental disclosures of non-cash financing and investing activities:
Deferred stock compensation	$—	$136
Conversion of note payable	$—	$389
Supplemental cash flow information:
Cash paid for interest	$85	$1,269

See accompanying notes.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Restatement of the Three and Nine Months Ended September 30, 2002

This restatement relates to $1.2 million of product revenue incorrectly reported in the third quarter of 2002.   Omnicell records product revenue on its medication and supply dispensing systems based upon completion of its installation obligation, if any, at the customer site.  In January 2003, Omnicell discovered that certain products representing aggregate revenue of $1.2 million had not been installed as reported as of September 30, 2002.  Approximately $600,000 of these products had been installed in the fourth quarter of 2002 and the balance, approximately $600,000 of products, remained to be installed as of December 31, 2002.  As a result of this restatement, for the three months ended September 30, 2002, total revenues decreased by $1.2 million to $17.9 million, net loss increased $869,000 to $3.5 million and net loss per share increased from $(0.12) to $(0.16) per share.  For the nine months ended September 30, 2002, total revenues decreased by $1.2 million to $67.2 million, net income decreased from $844,000 to a net loss of $25,000 and earnings per share decreased from $0.04 to $0.00. The effect of this restatement on the Condensed Consolidated Balance Sheets was to increase deferred gross profit and to decrease stockholders’ equity, by increasing accumulated deficit, by $869,000 at September 30, 2002.

Statements of Operations Data

(In thousands)

Three Months Ended September 30, 2002

	As Originally Reported	Restated Amounts	As Restated
Product revenues	$15,378	$(1,211)	$14,167
Total revenues	19,073	(1,211)	17,862
Cost of product revenues	7,134	(342)	7,134
Total cost of revenues	8,527	(342)	6,792
Gross profit	10,546	(869)	9,677
Net loss	$(2,584)	$(869)	$(3,453)
Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.16)

Nine Months Ended September 30, 2002

	As Originally Reported	Restated Amounts	As Restated
Product revenues	$57,620	$(1,211)	$56,409
Total revenues	68,434	(1,211)	67,223
Cost of product revenues	23,132	(342)	22,790
Total cost of revenues	27,936	(342)	27,594

Gross profit	40,498	(869)	39,629
Net income (loss)	$844	$(869)	$(25)
Basic and diluted net income (loss) per share	$0.04	$(0.04)	$0.00

Balance Sheet Data

(In thousands)

Nine Months Ended September 30, 2002

	As Originally Reported	Restated Amounts	As Restated
Deferred gross profit	$19,313	$869	$20,182
Stockholders’ equity(1)	21,767	(869)	20,898

(1) Accumulated deficit is the only component of stockholders’ equity impacted by this restatement.

Note 2. Organization and Summary of Significant Accounting Policies

Description of the Company

Omnicell, Inc. (“Omnicell” or the “Company”) was incorporated in the State of California in September 1992 under the name OmniCell Technologies, Inc. In August 2001, the Company reincorporated in Delaware and changed its name to Omnicell, Inc.

The Company provides solutions that improve patient care by enhancing the operational efficiency of healthcare organizations. Addressing the medication management and supply chain areas, Omnicell’s medication and supply dispensing systems and decision support tools enable healthcare facilities to decrease costs, operate more efficiently and reduce medication errors. The Company sells and leases its products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiary, Omnicell HealthCare Canada, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2001 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2002.

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

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or for lease. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” are recognized upon completion of the Company’s installation obligation at the customer’s site. Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped to the customer but not yet installed at the customer site. Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate service agreements. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and up-front fees received from certain distributors of our medication and supply dispensing systems. These up-front fees are recognized ratably over the periods of the distribution agreements. For governmental customers, the Company offers free service for the first year of service. The vendor-specific objective evidence of these services is deferred and recognized over the service period.

Revenues from the Company’s Internet–based procurement application, introduced in 1999, are recognized ratably over the subscription period. Internet–based procurement application revenues were not significant for the three and nine months ended September 30, 2002 and 2001, and are included in service and other revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables and investments in a money market account. The Company’s products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. No one customer accounted for more than 10.0% of revenues in the three and nine months ended September 30, 2002 and 2001.

One leasing company accounted for 18.0% of accounts receivable at September 30, 2002. The same leasing company accounted for 38.6% of accounts receivable at December 31, 2001.

The majority of revenues is generated from customers in North America. Revenues generated from customers in North America for the three and nine months ending September 30, 2002 totaled 98.0% and 97.6%, respectively. Revenues generated from customers in North America for the three and nine months ending September 30, 2001 totaled 100% and 99.4%, respectively.

Impairment of Long–Lived Assets

The Company evaluates its long–lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be sold are reported at the lower of the carrying amount or fair value less costs to sell.

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

Goodwill and Purchased Intangible Assets

In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001, the Company has adopted a policy for measuring goodwill for impairment when indicators of impairment exist, and at least on an annual basis. No impairment of goodwill was recognized for the three and nine months ended September 30, 2002. The Company did not have any goodwill in 2001.

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

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of the Company’s e-commerce business. The Company’s chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant intersegment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company’s long-lived assets are located in the United States.

For the three and nine month periods ended September 30, 2002 and 2001, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Internet–based e-commerce business operating segment generated less than one percent of consolidated revenues in the three and nine month periods ended September 30, 2002 and 2001. The operating loss generated by the segment was approximately $0.3 million and $0.8 million in the three and nine month periods ended September 30, 2002, respectively. The operating loss generated by the segment was approximately $0.9 million and $3.3 million in the three and nine month periods ended September 30, 2001, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2002, the nine months ended September 30, 2002, and the nine months ended September 30, 2001, as their inclusion would be antidilutive. The total number of common shares excluded from the calculations of diluted net loss per share for the three months ended September 30, 2002, the nine months ended September 30, 2002, and the nine months ended September 30, 2001 was 122,469, 170,001, and 342,000, respectively.  For the three months ended September 30, 2001, options to purchase 1,933,253 shares with an exercise price greater than $7.55, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Historical:
Basic:
Net income (loss)	$(3,453)	$491	$(25)	$(2,565)
Weighted average shares of common stock outstanding	21,952	14,276	21,844	4,656
Less: Weighted average common shares subject to repurchase	(122)	(305)	(170)	(342)
Weighted average common shares outstanding-basic	21,830	13,971	21,674	4,314
Net income (loss) per common share	$(0.16)	$0.04	$0.00	$(0.59)
Diluted:
Net income (loss)	$(3,453)	$491	$(25)	$(2,565)
Weighted average shares of common stock outstanding	21,952	14,276	21,844	4,656
Less: Weighted average common shares subject to repurchase	(122)		(170)	(342)
Add: Dilutive effect of convertible preferred and convertible note to common	—	4,877	—	—
Add: Dilutive effect of employee stock options and warrants	—	1,204	—	—
Weighted average common shares outstanding-diluted	21,830	20,357	21,674	4,314
Net income (loss) per common share	$(0.16)	$0.02	$0.00	$(0.59)

Recent Accounting Pronouncement

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Note 3. Acquisition

On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS Inc., a privately held company headquartered in Houston, Texas. APRS Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The APRS solutions will complement Omnicell’s pharmacy automation dispensing cabinets to provide customers with a total medication management solution for the pharmacy. The financial results of APRS Inc. have been included in the consolidated financial statements since the date of acquisition.

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

Note 4. Leasing Arrangements

For the three and nine months ended September 30, 2002, net sales–type lease receivables sold under leasing agreements totaled approximately $8.0 million and $27.5 million, respectively. For the three and nine months ended September 30, 2001, net sales–type lease receivables sold under leasing agreements totaled approximately $4.2 million and $25.2 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. At September 30, 2002 and December 31, 2001, accounts receivable included approximately $2.8 million and $4.3 million, respectively, due from finance companies for lease receivables sold.

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$6,975	$7,187
Work-in-process	771	615
Finished goods	4,856	4,900
Total	$12,602	$12,702

Note 6. Other assets - Purchased Residuals

On July 2, 2002, Omnicell executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and customer history. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals at September 30, 2002 is $3.0 million.

Note 7. Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments over a period of up to 18 months.

Note 8. Credit Facility

On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility which together total $12.5 million. The revolving credit facility provides the Company with advances of up to 80% of “eligible receivables” (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of the Company’s assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the credit facility, the Company will have the option to amortize the outstanding balance over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of the Company’s assets.

Interest under the non-revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, the Company has agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of its intellectual property, including patents, copyrights and trademarks, without the prior consent of the lender. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders’ equity and balance sheet liquidity and restrictions on the payment of dividends. As of September 30, 2002, the Company had no outstanding borrowings under either of the credit facilities.

Note 9. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2002	December 31, 2001

Sales of automation systems, which have been accepted but not yet installed	$27,035	$32,849
Cost of sales, excluding installation costs	(6,853)	(8,059)
Total	$20,182	$24,790

Note 10. Deferred Stock Compensation

Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded no deferred stock compensation during the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002. The Company recorded deferred stock compensation of $136,000 during the nine months ended September 30, 2001. These amounts have been reflected as components of stockholders’ equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three and nine month periods ended September 30, 2002 and 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Research and development expense	$12	$33	$75	$179
Selling, general and administrative expenses	56	163	363	874
Total	$68	$196	$438	$1,053

Note 11. Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(3,453)	$491	$(25)	$(2,565)
Unrealized loss on short-term investments	(1)	—	—	(3)
Comprehensive income (loss)	$(3,454)	$491	$(25)	$(2,568)

Note 12. Subsequent Events

In October 2002, Omnicell initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by approximately 10%, or 40 employees. The charge anticipated in the fourth quarter of 2002 as a result of the restructuring was expected to be in the range of $2.5 million to $3.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains predictions, estimates and other forward–looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results” contained elsewhere in this report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Restatement of the Three and Nine Months Ended September 30, 2002

This restatement relates to $1.2 million of product revenue incorrectly reported in the third quarter of 2002. Omnicell records product revenue on its medication and supply dispensing systems based upon completion of its installation obligation, if any, at the customer site.  In January 2003, Omnicell discovered that certain products representing aggregate revenue of $1.2 million had not been installed as reported as of September 30, 2002.  Approximately $600,000 of these products had been installed in the fourth quarter of 2002 and the balance, approximately $600,000 of products, remained to be installed as of December 31, 2002.  As a result of this restatement, for the three months ended September 30, 2002, total revenues decreased by $1.2 million to $17.9 million, net loss increased $869,000 to $3.5 million and net loss per share increased from $(0.12) to $(0.16) per share.  For the nine months ended September 30, 2002, total revenues decreased by $1.2 million to $67.2 million, net income decreased from $844,000 to a net loss of $25,000 and earnings per share decreased from $0.04 to $0.00. The effect of this restatement on the Condensed Consolidated Balance Sheets was to increase deferred gross profit and to decrease stockholders’ equity, by increasing accumulated deficit, by $869,000 at September 30, 2002.

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

We bill our customers upon delivery and acceptance of our medication and supply dispensing systems and recognize revenue when the systems are installed. Deferred gross profit on our balance sheet represents primarily medication and supply dispensing systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. During the nine months ended September 30, 2002 the value of our product shipments was less than the value of our systems installed and as a result our deferred gross profit declined to $20.2 million at September 30, 2002 compared to $24.8 million at December 31, 2001. The lower shipments in the nine months ended September 30, 2002 was partly attributable to a delay in product orders during the quarter ended March 31, 2002 caused by a faulty component from one of our vendors. We have identified the faulty component and have worked with our vendor to replace the components for our customers. Other contributing factors to the lower shipments in the nine months ended September 30, 2002, were lower than expected sales to existing accounts and a need to restructure our sales force and field operations. In October 2002, we implemented organizational changes to address these factors. With these changes in place, we expect that the value of our product shipments will exceed the value of systems installed causing deferred gross profit to rise by $1.0 million to $3.0 million in the fourth quarter of 2002.

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

Omnicell recognizes revenue in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition.” The key requirement for Omnicell to recognize revenue from the sale of our automation products is the completion of our installation obligation at the customer site. Delays at a customer site due to construction delays or for other causes could result in our inability to install enough systems to achieve our revenue targets.

Revenues from lease arrangements are recognized in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”), upon completion of our installation obligation and at the beginning of the non-cancelable lease term. Most of our lease receivables are sold to third-party leasing finance companies, and we record revenue after our products are installed equal to the cash received from the leasing company, which equals the net present value of the lease stream, discounted at the interest rate charged to us by the leasing company. Beginning in October 2000, we have maintained internally most of our leases to U.S. government entities and recognized revenue upon completion of product installation as the net present value of the lease stream based on an implied interest rate comparable to those charged by third-party leasing companies. These U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future if any of our U.S. government customers do not receive their annual funding, their lease payments to us could be delayed or stopped which could result in a write down of our lease portfolio and significantly impair our ability to recognize revenues on future sales to U.S. government customers. As of September 30, 2002 the value of our lease portfolio to U.S. government customers was $5.3 million.

Inventory

Omnicell writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other assets

Purchased Residuals

On July 2, 2002, Omnicell executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and customer history. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract, the assigned value is written off.  The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. Purchased residuals are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residual could become significantly impaired. The value of purchased residuals at September 30, 2002 was $3.0 million.

Capitalized Software Development Costs

Development costs related to software implemented in our pharmacy and supply systems incurred subsequent to the establishment of technical feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.”  All such development costs incurred prior to the completion of a working model are recognized as research and development expense.

Business Combinations

Impairment of Goodwill and Purchased Intangible Assets

In accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001, the Company has adopted a policy for measuring goodwill for impairment on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized for the three and nine months ended September 30, 2002. The Company did not have any goodwill in 2001.

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

Results of Operations

The following table sets forth for the periods indicated certain statement of operations data of the Company expressed as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Restated)		(Restated)
Revenues:
Product revenues	79.3%	85.1%	83.9%	87.3%
Service and other revenues	20.7	14.9	16.1	12.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	38.0	30.8	33.9	30.4
Cost of service and other revenues	7.8	6.1	7.1	7.6
Total cost of revenues	45.8	36.9	41.0	38.0
Gross profit	54.2	63.1	59.0	62.0
Operating expenses:
Research and development	13.5	12.8	10.8	13.6
Selling, general, and administrative	60.9	48.4	49.0	51.2
Total operating expenses	74.4	61.1	59.8	64.7
Income (loss) from operations	(20.2)	2.0	(0.8)	(2.7)
Other income	1.1	1.0	1.6	0.8
Other expense	(0.1)	(0.7)	(0.8)	(2.1)
Income (loss) before income taxes	(19.2)	2.3	(0.0)	(4.0)
Provision (benefit) for income taxes	0.1	0.1	(0.0)	0.1
Net income (loss)	(19.3% )	2.2%	(0.0% )	(4.1% )

Revenues

Revenues. Total revenues decreased 21.2% to $17.9 million for the three months ended September 30, 2002 from $22.7 million for the same period in 2001. Total revenues increased 7.5% to $67.2 million for the nine months ended September 30, 2002 from $62.5 million for the same period in 2001.

Product revenues decreased 26.6% to $14.2 million for the three months ended September 30, 2002 from $19.3 million for the same period in 2001. Product revenues increased 3.3% to $56.4 million for the nine months ended September 30, 2002 from $54.6 million for the same period in 2001. The decrease in product revenues for the three months ended September 30, 2002 was due to a decrease in the number of installed medication and supply dispensing systems reflecting lower than expected sales to existing accounts and a need to restructure our sales force and field operations. The increase in product revenues for the nine months ended September 30, 2002 was due to an increase in the number of installed medication and supply dispensing systems reflecting higher sales to our existing customer base and the addition of new customers.

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our Internet–based procurement application. Service and other revenues increased 9.6% to $3.7 million for the three months ended September 30, 2002 from $3.4 million for the same period in 2001. Service and other revenues increased 36.5% to $10.8 million for the nine months ended September 30, 2002 from $7.9 million for the same period in 2001. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of leases that are sold with service contracts. We anticipate that service and other revenues will continue to grow in absolute dollars due to continued growth in our installed base of automation systems.

Cost of Revenues

Cost of Revenues. Total cost of revenues decreased 2.1% to $8.2 million for the three months ended September 30, 2002 from $8.4 million in the same period in 2001. Total cost of revenues increased 16.1% to $27.6 million for the nine months ended September 30, 2002 from $23.8 million for the same period in 2001. For the three months ended September 30, 2002, cost of revenues was 45.8% of total revenues as compared to 36.9% in the same period in 2001. For the nine months ended September 30, 2002, cost of revenues was 41.1% of total revenues as compared to 38.0% in the same period in 2001.

Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems at the customer location. Cost of product revenues decreased 2.6% to $6.8 million for the three months ended September 30, 2002 from $7.0 million in the same prior year period. Cost of product revenues increased 20.1% to $22.8 million for the nine months ended September 30, 2002 from $19.0 million for the same prior year period. Gross profit on product sales was $7.4 million, or 52.1% of product revenues, for the three months ended September 30, 2002 as compared to $12.3 million, or 63.9% of product revenues, in the three months ended September 30, 2001. Gross profit on product sales was $33.6 million, or 59.6% of product revenues, in the first nine months of 2002 as compared to $35.6 million, or 65.2% of product revenues, in the first nine months of 2001. The decrease in the gross profit percentages on product revenues for the three months ended September 30, 2002 from the same period in 2001 was due to fewer higher margin sales, a relatively fixed manufacturing overhead spread over a lower unit volume, and higher installation expense since fewer customers accepted responsibility for their own installations. In addition to the aforementioned reasons, the decrease in the gross profit percentages on product revenues for the nine months ended September 30, 2002 from the same period in 2001 was due to a write-down to lower of cost or market of returned materials and higher storage and shipping costs.  We expect gross profit on product sales as a percentage of product revenues to remain the same or be modestly higher in the remainder of 2002.

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

Operating Expenses

Research and Development. Research and development expenses declined 16.8% to $2.4 million for the three months ended September 30, 2002 from $2.9 million for the same period in 2001. Research and development expenses declined 14.0% to $7.3 million for the nine months ended September 30, 2002 from $8.5 million for the same period in 2001. The decreases in both 2002 periods are due primarily to an increase in the amount of capitalized software development costs relating to a major upgrade to the Company’s application software that has reached technological feasibility. In the three months ended September 30, 2002, $0.2 million of software development costs were capitalized as compared to $8,000 for the same period in the prior year. In the nine months ended September 30, 2002, $1.4 million of software development costs were capitalized as compared to $0.2 million for the same period in the prior year. Research and development expenses increased as a percentage of total revenues to 13.5% from 12.8% for the three months ended September 30, 2002 and September 30, 2001, respectively, and decreased to 10.8% from 13.6% for the nine months ended September 30, 2002 and September 30, 2001, respectively. We expect research and development expenses as a percentage of total revenues will be in the range of 10% to 12% in the remainder of 2002.

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

Backlog

Beginning September 30, 2002, we are reporting our product backlog position as of the end of each quarter. Product backlog is defined as the amount of product that is already shipped to customers or for which we have qualified purchase orders and which we believe will be installed within the next twelve months. Our product backlog at September 30, 2002 was $22.6 million of which over 80% has already shipped to the customer.

Liquidity and Capital Resources

As of September 30, 2002, we had $21.3 million in cash, cash equivalents and short-term investments. Our funds are currently invested in U.S. Treasury and government agency obligations, investment grade commercial paper and short-term interest–bearing securities.

On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility which together total $12.5 million. The revolving credit facility provides the Company with advances of up to 80% of “eligible receivables” (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of our assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Upon expiration of the credit facility, we will have the option to amortize the outstanding balance over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of Company’s assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, we have agreed not to sell, transfer, assign, mortgage, pledge, lease, grant a security interest in, or encumber any of our intellectual property, including patents, copyrights and trademarks, without the prior consent of the lender. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders’ equity and balance sheet liquidity and restrictions on the payment of dividends. As of September 30, 2002, the Company had no outstanding borrowings under either of the credit facilities.

We used cash of $3.6 million in operating activities during the first nine months of 2002 compared to $11.1 million used in operating activities in the first nine months of 2001. The primary uses of cash for the nine months ended September 30, 2002 were (i) an increase in other assets of $4.6 million, (ii) a decrease in accrued liabilities of $4.2 million, and (iii) a decrease in deferred gross profit of $4.6 million, partially offset by a decrease in net accounts receivable of $3.5 million, and an increase in deferred service revenue of $3.6 million. In addition, cash used for operating activities during the first nine months of 2002 was reduced by non-cash charges for depreciation and amortization of $2.4 million. The primary uses of cash for the nine months ended September 30, 2001 were increases in accounts receivable, inventories, prepaid expenses and other current assets, and other assets of $5.5 million, $3.4 million, $1.5 million, and $2.9 million, respectively, partially offset by an increase in deferred service revenue of $3.2 million. In addition, cash used for operating activities during the first nine months of 2001 was reduced by non-cash charges for depreciation and amortization of $2.7 million.

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

Financing activities for the nine months ended September 30, 2002 consisted primarily of a net $1.8 million note payable to Americorp Financial, Inc. (“AFI”) for the purchase of all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. Additionally, finance activities for the nine months ended September 30, 2002 included raising funds through issuances of our equity securities as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan. Financing activities for the nine months ended September 30, 2001 consisted primarily of raising funds through our initial public offering. In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at the offering price of $7.00 per share, raising approximately $42.9 million, net of expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem all shares of outstanding redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. We have used the remainder of the net proceeds for the expansion of our sales, marketing, research and development and customer support activities and for working capital and other general corporate purposes, including costs to support our leasing activities to U.S. government entities.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.

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

The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services would be adversely affected.

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

 For 1996 and 1997, we incurred net losses of approximately $10.5 million and $10.2 million, respectively. We had net income of approximately $0.6 million in 1998 and had net losses of $26.3 million, $20.8, and $1.2 million in 1999, 2000, and 2001 respectively. While we were profitable in both the third and fourth quarters of 2001 and the first and second quarters of 2002, we had a net loss of $3.5 million for the quarter ended September 30, 2002, and as of September 30, 2002, we had an accumulated deficit of approximately $94.0 million. Although we believe we can return to profitability by the second quarter of 2003, we can not assure you when we will be able to regain profitability on a quarterly or annual basis.

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

•                  our customers’ budget cycles;

•                  changes in our operating expenses;

•                  the performance of our products;

•                  changes in our business strategy; and

•                  economic and political conditions, including fluctuations in interest rates and tax increases.

Due to the foregoing factors, our quarterly revenues and operating results are difficult to predict.

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Although we have experienced revenue growth over the last several quarters, this growth should not be considered indicative of future revenue growth, if any, or of future operating results. Fluctuation in our quarterly operating results may cause our stock price to decline.

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

We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. We cannot assure you, however, that third parties will not claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

We provide products that provide medication management and supply chain solutions for healthcare. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products is defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

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

We have entered into an agreement with Commerce One, Inc., a provider of business-to-business technology solutions that link buyers and suppliers of goods and services to trading communities using the Internet. Our agreement with Commerce One enables us to implement a customized version of Commerce One’s BuySite software at customer sites. We cannot be sure that Commerce One will not license its BuySite technology to our competitors. We cannot guarantee that Commerce One will be able to develop and introduce enhancements to its products that keep pace with emerging technological developments and emerging industry standards. In addition, we cannot guarantee that the Commerce One network will not experience performance problems or delays. The failure by Commerce One in any of these areas could harm our Internet-based procurement capabilities.

Government regulation of the healthcare industry could adversely affect demand for our products.

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration (FDA), we cannot assure you that these products, or our future products, if any, will not be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

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

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

Omnicell evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Omnicell’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q/A. The principal executive officer and principal financial officer have concluded, based on their review, that Omnicell’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Omnicell in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes have yet been made to Omnicell’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation; however, as a result of the restatement of its financial statements for the three and nine months ended September 30, 2002, Omnicell is in the process of evaluating what changes should be made to its internal controls relating to the recording of revenue on installation of product at customer sites.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In October 2002, Randall A. Lipps, Founder and Chairman of Omnicell, was elected by Omnicell’s board of directors as President and Chief Executive Officer, to replace Sheldon D. Asher, who stepped down as President and Chief Executive Officer and a director of the Company. In August 2002, Gordon V. Clemons resigned as a director of Omnicell.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved in the third quarter of 2002 by our Audit Committee to be performed by Ernst & Young, our external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The Audit Committee has approved the engagement of Ernst & Young for the following non-audit services; (1) tax matter consultations concerning state taxes, and (2) the preparation of federal and state income tax returns.

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

OMNICELL, INC.
(Registrant)

Date: February 14, 2003

/s/ DENNIS P. WOLF
Dennis P. Wolf
Executive Vice President of Operations, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

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