Form 10-K
period 2002-12-31
OMNICELL INC /CA/
filed 2003-03-28
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.
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
common stock, $0.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 28, 2002 as reported on the Nasdaq National Market, was approximately $115 million. Shares of common stock held by each executive officer, director and each person who is known by the Registrant to own 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

        The number of outstanding shares of the Registrant's common stock was 22,284,144 as of February 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III of this Form 10-K.

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

General

        Omnicell, Inc. ("Omnicell" or the "Company") was founded in 1992. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab, and the patient's bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Our medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities' existing information systems to accurately capture and display critical patient data. In 2002, we acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed™, a bedside automation solution. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Internet-based procurement application automates and integrates healthcare facilities' requisition and approval processes. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to ensure patient safety while improving operational efficiency.

        We sell and lease our products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics. As of December 31, 2002, we had installed or released for installation 24,559 of our medication and supply dispensing automation systems at 1,365 healthcare facilities. In 2002, we generated revenue of $87.7 million from sales and leases of our products and related services.

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

        The Institute of Medicine highlighted the prevalence of medical errors in a November 1999 report based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States, and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993. In March 2001, the Institute of Medicine issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care. In January 2003, the Institute of Medicine released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management.

        Healthcare providers and facilities are also affected by significant economic pressures. Demand for health services continues to increase, as do the shortages in the U.S. labor market for healthcare professionals, especially nurses and pharmacists. Rising costs of labor, prescription drugs and new technology all contribute to increased spending. These factors, combined with the continuing consolidation in the healthcare industry, have significantly affected patient care and have increased the need to control costs.

Our Strategy

        Our goal is to be the leading provider of patient safety solutions for the healthcare industry by focusing on the following strategies:

  •
  continue to leverage and extend our solutions to address the patient safety and cost-containment pressures facing healthcare facilities;

  •
  continue to collaborate with leading healthcare providers in the definition, development and deployment of our products and services;

  •
  further penetrate our installed customer base;

  •
  develop solutions that enhance our customers' existing systems by preserving, leveraging and upgrading their existing information systems; and

  •
  develop strategic relationships with other healthcare and non-healthcare partners to enhance our product offerings, broaden our solution portfolio and increase our sales opportunities.

Omnicell Products and Services

        Our automation solutions include medication and supply dispensing systems, a central pharmacy storage and retrieval solution, a bedside automation solution, a physician order management solution, a decision support application and an Internet-based procurement application. Our medication and supply dispensing systems consist of modular, secured and computerized cabinets and related software technology that manage and dispense pharmaceuticals and medical supplies. Omnicell PharmacyCentral brings automation to the central pharmacy, improving the storage and retrieval of medications. SafetyMed is a bar code-based bedside automation solution. OmniLinkRx improves communication between nursing and pharmacy staff when transmitting and filling medication orders. DecisionCenter® provides trend analysis and decision support based on data gathered by our medication and supply dispensing systems, and OmniBuyer™ automates the healthcare facility's requisition process.

Medication Dispensing Systems

        We offer two lines of medication dispensing systems, Omnicell and Sure-Med®. Our Omnicell medication dispensing systems are highly configurable and are installed with high-resolution color touch screens. Our color touch screens provide users with a Windows-based graphical interface that is suited for displaying a patient's medical profile and Internet-based clinical information. In addition, these systems have dispensing drawers that support multiple levels of security by utilizing high-security single-dose lids and locking lids, medium-security sensing lids and patented guiding lights. The systems are configured to support efficient workflow in all areas of the hospital including operating rooms, emergency rooms, intensive care units and medical-surgical floors.

        Our Sure-Med medication dispensing systems incorporate a variety of storage compartments and software that are compatible with all of our automation solutions. Sure-Med systems offer a wide range of configuration and dispensing technologies, including unit-dose dispensers and multiple drawer sizes.

The unit-dose module dispenses only the requested medication doses and is best suited for medications where regulatory guidelines mandate a highly controlled environment. Clinicians prefer this technology in high-security situations because it automates much of the logistical and documentation burden associated with dispensing controlled medications. Our color touch screens and associated software available on our Omnicell medication systems is also available on our Sure-Med medication systems. This enables both systems to function on a common platform, allowing customers to add our other products to their Sure-Med medication systems.

Supply Dispensing Systems

        Our primary supply systems are cabinets comprised of one, two or three cells. Each cell is approximately two feet wide, six feet high and two feet deep with capacity of up to 120 stock-keeping units. Auxiliary cabinets can be added to the system to provide additional storage capacity. Various modules and drawer types are available to support a wide array of storage configurations.

        Our supply systems incorporate locked transparent doors that restrict access to the supplies contained in the systems. The user enters his or her identification number on a console and selects the appropriate patient name. Specific doors then open according to the security level of the user. Using our patented "See & Touch" technology, the user is able to record supply utilization by pushing a dedicated reorder button on the shelf in front of the selected item.

Combination Systems

        Our combination systems allow healthcare organizations to store medications and medical supplies in a single system. The architecture of our combination system enables each operating department to manage its products independently of other operating departments, restricting clinician and technician access to only appropriate pharmaceuticals and medical supplies and allowing the tracking of transaction data, inventory levels, expenses and patient treatment costs through a single database. By utilizing our combination systems, healthcare facilities are able to handle medications and medical supplies with greater flexibility and efficiency.

OmniCenter

        OmniCenter® is a computerized central server that processes transaction data to and from our medication and supply dispensing systems, recording each transaction by user, patient, item quantity, cost, date and time. OmniCenter enables the pharmacy and materials management departments to run reports automatically or on demand, indicating when to restock the systems and when to reorder medications and supplies. OmniCenter also permits the user to generate a wide range of standard and customized reports. As a diagnostic service, we are able to remotely access an installed OmniCenter server from our technical support center to monitor the status of the server and all installed medication and supply dispensing systems.

Omnicell PharmacyCentral

        Omnicell PharmacyCentral is an automated pharmacy retrieval system that enables hospital pharmacies to manage medication inventory in the central pharmacy, streamlining workflow for greater efficiency and improving inventory control.

        Omnicell PharmacyCentral combines the benefits of an automated medication carousel system with bar code technology and sophisticated distribution and workflow management software, helping pharmacists ensure that the right medications are stored in and retrieved from the right locations. With bar code label preparation and scanning, the system performs important verification checks throughout the medication management process.

SafetyMed

        SafetyMed is a comprehensive nursing workflow automation system designed to enhance the hospital's ability to improve medication safety. In addition to performing bar code checking at the patient bedside, the system automates other routine bedside tasks to improve nursing efficiency and help ensure patient safety.

        By automating many of the steps required to safely administer medications, SafetyMed improves nursing efficiency. The system allows the nurse to quickly determine the scheduled medications to be administered during a particular time period, facilitating the removal of medications from the automated medication cabinet.

        The system performs verification checks at the patient's bedside when medications are administered. Nurses use the wireless handheld scanning device to scan bar code information from the patient's wristband, from the medication packaging and from their own identification badges.

OmniLinkRx

        OmniLinkRx is a physician order management system that simplifies the communication of medication orders from nursing stations to the pharmacy. Physician orders are scanned into fax sending devices at the nursing station where the image is instantly and electronically communicated to the pharmacy. Technicians and pharmacists then enter physician orders into the pharmacy system while viewing a digital image of the actual physician order online.

DecisionCenter

        DecisionCenter provides users of Omnicell automated dispensing cabinets with a comprehensive data analysis system for easy and accurate decision-making. The Web-enabled system provides a variety of reports, drawing on current and historical data from the point-of-use dispensing cabinets, to complement those provided by the OmniCenter server. Included is a comprehensive set of standard reports and an optional, user-driven custom report-writing tool. The system's many benefits include providing the ability to refine inventory levels, identify purchasing and usage patterns, analyze costs, improve user compliance, and spot trends in drug utilization and diversion.

OmniBuyer

        OmniBuyer is a secure, Internet-based procurement application that automates and integrates a healthcare facility's requisition and approval processes. The application incorporates buyer-specific business rules, such as spending limits, negotiated pricing, approval routing and customized access profiles. In addition, OmniBuyer is integrated with the healthcare facility's existing information systems, further streamlining the purchasing process. OmniBuyer is based on BuySite™ technology from Commerce One® which we have customized to meet the complex needs of the healthcare industry.

        OmniBuyer provides a single online point of entry to meet the procurement needs of buyers at healthcare facilities. With OmniBuyer, our customers determine the specific suppliers, including manufacturers, distributors, marketplaces and exchanges, to which their buyers will have access.

Services

        We provide two types of services in support of our automation solutions: (i) integration services in which our interface development team interfaces our solutions with our customers' existing clinical pharmacy, financial and materials management systems; and (ii) post-installation technical support. We generate revenue from service contracts for post-installation technical support, which provides our customers with phone support, on-site service, parts and access to software upgrades. On-site service is provided by a combination of our field service operations team, our technical support group and field service representatives from Dade Behring Inc., a third-party service company.

Product Development

        We commit significant resources to developing new products and technologies that bring value to our customers. Research and development expenses were $10.0 million, $11.0 million and $11.4 million in the years ended December 31, 2002, 2001 and 2000, respectively, representing 11.4%, 12.7% and 16.9% of total revenues in those years. In addition, development costs related to software implemented in our medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility, which were capitalized to be amortized to cost of product revenues, were $1.4 million, $0.7 million and $1.2 million in 2002, 2001, and 2000, respectively.

        Our architecture and product development processes allow for rapid development and testing times. The software architecture for our medication and supply dispensing systems is based on database products and development tools centered on the Microsoft® Windows NT™ and Windows 2000™ platforms and the Microsoft Internet Information Server. This software is installed at the customer site. We develop application software that is generally applicable to all customers, while retaining broad customization functionality. We maintain a single release applicable to both our medication and supply dispensing systems, with each new release containing more configurable options as new features are added, while retaining previous functionality for backward compatibility. Interfacing with our customers' existing information systems is done according to the Health Level Seven (HL7) standards or, for non-compliant systems, is done utilizing our custom interface software. Interface software is kept separate from the main software release. Communication between the OmniCenter server and the medication and supply dispensing systems and interface software is accomplished through an application programming interface. Each new release of server software maintains backward compatibility with this application programming interface, so that previous versions of interfaces and medication and supply dispensing systems continue to operate when the OmniCenter server software is upgraded. Our products currently do not require approvals beyond standard Underwriters Laboratories or Canadian Safety Association equivalent certification in North America. For the European Community, our products are required to have Conformite European (CE) certification.

        Scalability is a key benefit of our product offerings and an area of continuous focus in our research and development activities. Our medication and supply dispensing systems deploy current industry standard Microsoft Windows NT 4.0 Server operating software and Pentium®-class Intel® microprocessors. The OmniCenter server is designed to support our systems, fully deployed, at the largest healthcare facilities.

        Historically, we have typically offered a major upgrade to our application software approximately once a year. Our most recent automation software release was Omnicell® 7000, which became commercially available in July 2002. Software upgrades are included as part of our standard service contract. The majority of our customers have a service contract with Omnicell.

        A significant part of our automation solutions business and one of our core competencies is our hardware group. While software occupies the majority of our development resources, the knowledge and expertise of our hardware group is one of the major factors setting us apart from our competitors. Since our medication and supply dispensing systems handle physical products, a considerable amount of skill is required in designing mechanisms that will automatically dispense a variety of sizes of pharmaceuticals and medical supplies.

        The Omnicell PharmacyCentral workflow automation system is a Web-based application that is accessed through Microsoft Windows PC or Pocket PC portable wireless devices. The application runs on the Microsoft Windows 2000 platform and utilizes the Microsoft SQL Server database. This second-generation software was first installed in June of 2002 and is currently installed in five hospitals. Our legacy software, which runs on the Windows NT platform and uses a Sybase database, is currently operating in eleven hospitals, with the first installation taking place in 1997. All eleven hospitals are budgeting for new hardware which is necessary to upgrade to the newest release.

        Our SafetyMed nursing workflow automation system is built using industry standard tools including Visual Basic, Windows 2000 and Microsoft SQL Server. The application is very modular and configurable. Mobile devices gain access to the application utilizing Citrix server and appropriate Citrix ICA clients. This technique for remote access preserves the confidentiality of patient health information by ensuring that no such information ever resides on the remote device. We intend to maintain a version of the software which is backward compatible with installed customer installations. The application has been designed for the international market and has been in use in live operation at a 700-bed hospital in Israel for three years. We are tailoring the application for the U.S. market, and it is currently available for initial installation in a U.S. hospital.

Sales and Customer Support

        We market and sell our products and services to a variety of healthcare organizations, including hospitals and alternate care facilities, targeting hospitals with more than 50 beds and alternate care organizations with multiple facilities. In the United States and Canada, we have a direct sales force organized into six regions. We sell through distributors in Europe, the Middle East, Asia and Australia. All of the members of our direct sales force sell our medication and supply dispensing systems, as well as SafetyMed, Omnicell PharmacyCentral, OmniLinkRx, DecisionCenter and OmniBuyer.

        The sales cycle for our automation systems is long and can take in excess of 12 months. This is due in part to the cost of our systems and the number of people within a healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management and/or other decision-makers and is responsible for educating each group within the healthcare facility about the benefits of automation. To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable leases that reduce up-front acquisition costs. Typically, we sell our customers' lease agreements to a third-party leasing company. We have contracts with several group purchasing organizations ("GPO") that enable us to sell our automation systems to GPO-member healthcare facilities without going through a lengthy request for proposal and bidding process. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include Premier, Inc., Novation, LLC, Consorta, Inc., Broadlane, Inc. and the Department of Veterans Affairs.

        Our field service operations representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and installing our automation systems post-sale. This group assists the customer with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, on-site support is provided by a combination of our field service operations team, our technical support group and a third-party service company.

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

Manufacturing

        Our medication and supply dispensing systems manufacturing strategy is to produce custom-configured systems with rapid turnaround in a high-quality and cost-effective manner. We currently conduct our manufacturing operation in a 23,000 square foot facility in Palo Alto, California. We operate on a continuous flow, just-in-time basis to perform final assembly, configuration and system testing of all products. Our customer service personnel work closely with the end user to determine specific customer requirements for each installation. The detailed customer requirements are transmitted electronically to our manufacturing facility and, in some instances, one of our equipment suppliers where they are used to custom-configure each unit. Our operating software is installed as a part of the assembly process.

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

Product Backlog

        Product backlog is the amount of medication and supply dispensing systems that has shipped to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, it is incumbent on us to build product backlog. Our objective is to build backlog over the next several quarters to enable more effective execution going forward. Our product backlog as of December 31, 2002 was $28.0 million.

Installations

        The majority of Omnicell's product revenue is derived from the sale and installation of medication and supply dispensing systems. These systems are shipped based on customer requested installation dates. Omnicell field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, Omnicell software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations, and the systems have been tested.

Competition

        The medication management and supply chain solution market is intensely competitive and characterized by evolving technology and industry standards, frequent new product introductions and dynamic customer requirements. Many healthcare facilities still use and may continue to use highly manual approaches that do not utilize automated methods of distribution, inventory tracking, medication administration, central pharmacy storage and retrieval or procurement. As a result, we must continuously educate existing and prospective customers regarding the advantages of our products.

        We expect continued and increased competition from current and future competitors, many of which have greater financial, technical, marketing and other resources than we have. Our current direct competitors in the medication and supply dispensing systems market include Pyxis Corporation (a division of Cardinal Health) and McKesson Automation (a division of McKesson Corporation).

        With the acquisition of Omnicell PharmacyCentral and SafetyMed and the development of our open systems solutions, we have gained additional competitors. They include the Baxter Medication Delivery business of Baxter International Inc., Bridge Medical, Inc. (an AmerisourceBergen company), Care Fusion, Cerner Corporation, Eclipsys Technologies Corporation, IDX Systems Corporation, and Siemens Medical Solutions (a division of Siemens AG).

        Companies in the medication management and supply chain solution market compete based on:

  •
  breadth and depth of product offerings;

  •
  flexibility and modularity of the products;

  •
  utilization of advanced technologies;

  •
  ease of use and efficiency;

  •
  ability to integrate with the customer's existing systems and software;

  •
  quality and reliability of product offerings;

  •
  customer service; and

  •
  price.

        We believe our products and services compare favorably with those offered by our competitors, particularly in the areas of flexibility, utilization of advanced technologies, ease of use and the quality of integration with existing systems.

Intellectual Property and Proprietary Technology

        Our success depends in part upon a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our "See & Touch" methodology used in our medication and supply dispensing systems, the use of guiding lights in the open matrix pharmacy drawers, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism and the methods for restocking the single-dose drawers using exchange liners. We are aware of one third party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we are not aware that any of our products infringes the proprietary rights of any third parties.

        All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. We have also obtained registration of Omnicell, OmniCenter, OmniSupplier®, OmniRx®, DecisionCenter, and Sure-Med trademarks through the United States Patent and Trademark Office. We are in the process of registering other trademarks in the United States and internationally. We seek to protect and enforce our rights in our patents, copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality and licensing agreements.

Employees

        As of December 31, 2002 we had a total of 350 employees, including 49 in manufacturing, 62 in research and development and 239 in selling, general and administrative positions. We also employ independent contractors and temporary personnel to support our development, marketing, customer support, field service and administration organizations. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

        The following table sets forth certain information as of February 28, 2003, about our executive officers:

Name	Age	Position
Randall A. Lipps	45	President, Chief Executive Officer, and Chairman of the Board of Directors
Dennis P. Wolf	50	Executive Vice President of Operations, Finance and Administration and Chief Financial Officer
Gary E. Wright	49	Executive Vice President of Sales, Marketing and Field Operations
John D. Higham	60	Vice President of Engineering and Chief Technical Officer

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. From 1989 to 1992, Mr. Lipps served as the Senior Vice President of ST. Holdings, Inc., a travel and marketing company. From 1987 to 1989, he served as Assistant Vice President of Sales & Operations for an AMR (parent company of American Airlines, Inc.) subsidiary. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.

Dennis P. Wolf was named Executive Vice President of Operations, Finance and Administration and Chief Financial Officer in February 2003. From January 2001 to Janaury 2003, Mr. Wolf served as Senior Vice President of Finance and Administration and as Chief Financial Officer of Redback Networks, a broadband and optical networking company. From March 1998 to January 2001, Mr. Wolf was the Executive Vice President and Chief Financial Officer for Credence Systems Corporation, a manufacturer of integrated circuit test equipment, where he also served as Co-President from December 1998 to August 1999. From January 1997 to March 1998 he served as Senior Vice President and Chief Financial Officer at Centigram Communications Corporation and for much of that time also served as its Co-President. He received a B.A. in Religious Studies from the University of Colorado and an M.B.A. from the University of Denver.

Gary E. Wright has served as Executive Vice President of Sales, Marketing and Field Operations since October 2002. Mr. Wright joined Omnicell in June 1994 and served as Vice President of Supplier Relations and International from July 2000, Vice President of Supplier Relations from September 1999 to June 2000, Vice President of Business Development from July 1998 until August 1999, and Vice President of Sales and Field Operations from June 1994 to June 1998. Mr. Wright received a B.S. from Northern Illinois University.

John D. Higham has served as Vice President of Engineering and Chief Technical Officer of Omnicell since June 1993. From 1989 to 1993, Mr. Higham served as Vice President of Engineering of Octel Communications, Inc., a supplier of voicemail systems, where he was Vice President of Engineering for four years. Prior to Octel, he was with Impact Systems, Inc. for eight years, a company which he co-founded and held the positions of Vice President of Engineering and Vice President of Marketing. Mr. Higham received Engineering and Industrial Management degrees from Cambridge University, England, and a masters degree in Electrical Engineering from Columbia University.

Web Site Address

        Our Web site address is www.omnicell.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR Web site directly to our reports.

        In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. We intend to post the text of our code of ethics on our Web site at www.omnicell.com in connection with "Investor" materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our Web site in the future.

ITEM 2. PROPERTIES

        We lease approximately 110,000 square feet of office, development and manufacturing space in Palo Alto, California and Waukegan, Illinois. Our principal administrative, marketing and research and development facilities are located in approximately 31,000 square feet of leased office space in Palo Alto, California under a lease expiring in June 2004. Our principal manufacturing facility is located in approximately 23,000 square feet of leased space in Palo Alto, California under a lease expiring in February 2004. We also maintain an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of leased office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)  Market for Our Common Stock

        The Company's common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "OMCL" since August 7, 2001. The following table sets forth for the period indicated the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market. The reported last sale price of the Company's common stock on the Nasdaq National Market on February 28, 2002 was $3.00.

Fiscal Year Ended December 31, 2002	High	Low
Fourth Quarter	$5.36	$1.40
Third Quarter	$6.60	$5.62
Second Quarter	$9.05	$4.57
First Quarter	$9.05	$6.50
Fiscal Year Ended December 31, 2001
Fourth Quarter	$10.50	$7.30
Third Quarter	$9.70	$5.60

        The approximate number of holders of record of the shares of the Company's common stock was 411 as of February 28, 2003. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 1,900 beneficial owners of its common stock.

        The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company has entered into a bank line of credit and the Company's agreement with such lender prohibits the payment of cash dividends without the prior written consent of the lender.

(b)  Recent Sales of Unregistered Securities

        In October 2001 the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745 to Ascension Health Ventures, LLC. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Regulation D.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

        The following statement of operations and balance sheet data have been derived from Omnicell's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999(1)	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Product revenues	$72,834	$75,501	$58,458	$44,074	$34,690
Product revenues from related party(2)	—	—	1,097	4,163	9,398
Service and other revenues	14,856	11,400	7,810	7,034	4,124

Total revenues	87,690	86,901	67,365	55,271	48,212
Cost of product revenues	30,308	26,745	18,856	28,918	16,343
Cost of service and other revenues	6,110	6,022	7,722	5,377	1,801

Total cost of revenues(3)	36,418	32,767	26,578	34,295	18,144

Gross profit	51,272	54,134	40,787	20,976	30,068
Operating expenses:
Research and development(4)	9,970	11,031	11,412	8,745	5,987
Selling, general and administrative(4)	44,767	43,683	46,000	35,797	24,292
Integration(5)	—	—	—	785	—
Restructuring(6)	1,723	(150)	2,908	—	—
Purchased in-process research and development	715	—	—	—	—

Total operating expenses	57,175	54,564	60,320	45,327	30,279

Loss from operations	(5,903)	(430)	(19,533)	(24,351)	(211)
Other income (expense), net	875	(577)	(1,156)	(1,767)	1,039

Income (loss) before income taxes	(5,028)	(1,007)	(20,689)	(26,118)	828
Provision for income taxes	10	160	100	149	185

Net income (loss)	$(5,038)	$(1,167)	$(20,789)	$(26,267)	$643

Preferred stock accretion	—	—	—	—	(22)
Net income (loss) applicable to common stockholders	$(5,038)	$(1,167)	$(20,789)	$(26,267)	$621

Net income (loss) per common share:
Basic	$(0.23)	$(0.11)	$(12.20)	$(17.86)	$0.48

Diluted	$(0.23)	$(0.11)	$(12.20)	$(17.86)	$0.06

Weighted average common shares outstanding:
Basic	21,725	10,312	1,704	1,471	1,302

Diluted	21,725	10,312	1,704	1,471	11,013

(1)
The amounts shown for the year ended December 31, 1999 include the results of the Sure-Med acquisition from January 29, 1999 through December 31, 1999.

(2)
These revenues represent revenues from Sun Healthcare, which was formerly a related party to Omnicell, Inc.

(3)
Cost of revenues for the year ended December 31, 1999 includes: special charges related to the write-down of Sure-Med inventory—$9.7 million; purchase accounting adjustment due to the sale of Sure-Med inventories that had been written up to fair value—$1.1 million; and costs incurred to complete Sure-Med installation obligations—$0.8 million.

(4)
Includes charges for stock-based compensation as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Research and development	$86	$213	$139	$—	$—
Selling, general and administrative	$419	$1,034	$677	$11	$17
(5)
Integration expense in the year ended December 31, 1999 includes expenses associated with the Sure-Med acquisition.

(6)
The Company recorded restructuring costs of $1.7 million in the fourth quarter of fiscal 2002 in connection with a plan to reduce costs and improve operational efficiencies. The Company recorded restructuring costs of $2.9 million in the third quarter of fiscal 2000 in connection with a strategic change in its e-commerce business to concentrate primarily on its Internet-based procurement application.

	December 31,
	2002	2001	2000	1999(1)	1998
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,485	$23,839	$11,967	$6,698	$22,072
Total assets	65,542	72,114	43,905	37,117	46,498
Deferred gross profit(2)	18,008	24,790	25,847	26,695	20,227
Deferred service revenue	11,598	8,009	3,233	2,268	185
Long-term obligations, net of current portion	763	363	9,218	9,252	67
Redeemable convertible preferred stock	—	—	10,113	15,166	25,282
Total stockholders' equity (net capital deficiency)	$16,306	$19,601	$(25,024)	$(35,848)	$(10,474)
Other Data:
Cumulative number of sites of installed medication and supply dispensing systems	1,365	1,246	1,096	910	258
Cumulative number of medication and supply dispensing systems installed or released for installation	24,559	21,490	17,772	14,242	5,875

(1)
The amounts shown for the year ended December 31, 1999 include the results of the Sure-Med acquisition from January 29, 1999 through December 31, 1999.

(2)
Deferred gross profit represents primarily gross profit on sales of medication and supply dispensing systems, excluding installation cost, that have been shipped to, accepted and, in most instances, paid for by our customer but not yet installed at the customer site. The revenues and cost of revenues for such items are recorded upon completion of installation.

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

Overview

        We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In 2002, we acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. As of December 31, 2002, we had installed or released for installation 24,559 of our medication and supply dispensing systems at 1,365 healthcare facilities.

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

        We bill our customers upon delivery and acceptance of our medication and supply dispensing systems and recognize revenue when the systems are installed. Deferred gross profit on our balance sheet represents primarily medication and supply dispensing systems that have been shipped to, accepted, and, in most instances, paid for by our customers but not yet installed at the customer site. We record these shipments as deferred gross profit because title to the inventory has passed to the customer. During 2002, the value of our product shipments was less than the value of our systems installed and as a result our deferred gross profit declined to $18.0 million at December 31, 2002 compared to $24.8 million at December 31, 2001. Deferred gross profit was reported net of $6.3 million and $8.1 million of deferred cost of sales, excluding installation costs, as of December 31, 2002 and 2001, respectively. During the fourth quarter of 2002, we changed our focus from growing deferred gross profit which is based on shipment growth to growing product backlog which is based on order growth. Product backlog is defined as the amount of medication and supply dispensing systems that has shipped to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. Our product backlog as of December 31, 2002 was $28.0 million. The change in focus to building product backlog has allowed the Company to be more linear and efficient in its manufacturing and installation processes.

        In October 2002, we initiated a restructuring of our organization to reduce costs and improve operational efficiencies. As part of this restructuring, we reduced headcount by 10%, or 39 employees. Restructuring charges of $1.7 million were recorded in the fourth quarter of 2002 and were primarily related to employee severance and benefits. The total cash outlay related to these charges was approximately $0.6 million in 2002 and the remaining charges of $1.1 million are expected to be paid by November 2003 and are included in accrued liabilities as of December 31, 2002.

Restatement of the Three and Nine Months Ended September 30, 2002

        In February 2003, we filed a Quarterly Report on Form 10-Q/A amending Items 1, 2, the Factor That May Affect Future Operating Results entitled "We have a history of operating losses and we cannot assure you when we will regain profitability" in Item 3 and Item 4 of Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. This amendment was filed to reflect the restatement of our financial statements for the three and nine months ended September 30, 2002 relating to $1.2 million of product revenue incorrectly reported in the third quarter of 2002.

        We record product revenue on our sales of medication and supply dispensing systems based upon completion of our installation obligation, if any, at the customer site. In January 2003, we discovered that certain products representing aggregate revenue of $1.2 million had not been installed as reported as of September 30, 2002. Approximately $600,000 worth of these products was installed in the fourth quarter of 2002 and the balance, approximately $600,000 of products, remained to be installed as of December 31, 2002. As a result of this restatement, for the three months ended September 30, 2002, total revenues decreased by $1.2 million to $17.9 million, net loss increased $869,000 to $3.5 million and net loss per share increased from $(0.12) to $(0.16). For the nine months ended September 30, 2002, total revenues decreased by $1.2 million to $67.2 million, net income decreased from $844,000 to a net loss of $25,000 and earnings per share decreased from $0.04 to $0.00. The effect of this restatement on the Condensed Consolidated Balance Sheets was to increase deferred gross profit and to decrease stockholders' equity by increasing accumulated deficit by $869,000 at September 30, 2002. The consolidated financial statements contained in this Annual Report on Form 10-K fully reflect the year-to-date results of this restatement as of December 31, 2002. In connection with this restatement, Omnicell re-evaluated certain of its internal controls and is in the process of implementing additional internal controls relating to the recording of revenue on installation of product at customer sites, which includes a general policy of requiring written acknowledgement from customers upon completion of installation of our product.

Revenues

        Customers acquire our medication and supply dispensing systems either through an outright purchase or a non-cancelable long-term lease, which typically has a term of 60 months. We bill our customers upon delivery and acceptance of our medication and supply dispensing systems and recognize revenue when the systems are installed. Generally, we try to install our medication and supply dispensing systems within three to six months after shipment, but installation can, at the customer's request, be delayed for a year or more. Some customers experience delays in installation due to site construction and delays in receiving interfaces from third parties.

        Typically we will sell our customer lease agreements on a non-recourse basis to third-party leasing companies. Product revenue is recognized for the net present value of the lease payment stream. As part of the initial sale or lease of our medication and supply dispensing systems, customers typically sign a one-year service agreement, and service revenues are recognized over the term of these agreements. Service and other revenues also include month-to-month rentals of our medication and supply dispensing systems and amortization of upfront fees received from certain distributors of our medication and supply dispensing systems and monthly subscription fees from hospitals utilizing our Internet-based procurement application.

        Revenues from our medication and supply dispensing systems are difficult to forecast because the sales cycle, from initial assessment to product installation, involves a significant commitment of capital and time, varies substantially from customer to customer and can take more than one year. The order approval processes of our customers are subject to internal procedures associated with large capital expenditures and the time associated with accepting new technologies. For these and other reasons, the sales cycle associated with the purchase of our medication and supply dispensing systems is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews over which we have little or no control.

Costs and Expenses

        Our current expense levels are based, in part, on our expectations of higher future revenue levels. If revenue levels are below expectations, operating results are likely to be disproportionately impacted given our significant investment in infrastructure. We achieved profitability on a quarterly basis for the last two quarters of 2001 and the first two quarters of 2002, but have never achieved operating profitability on an annual basis. For these reasons, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

        Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems at the customer location. Cost of service and other revenues includes spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Direct materials and installation costs are mostly variable. Manufacturing labor and overhead remain relatively fixed over ranges of production volume. The cost of service and spare parts has increased as the size of our installed base of customers has increased.

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

        Deferred stock compensation for options granted to employees reflects the difference between the deemed fair market value of our common stock on the date options were granted to employees and the exercise price of those options. Deferred stock compensation is reflected as a component of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method.

Critical Accounting Policies and Estimates

General

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

        We consider certain accounting policies related to revenue recognition, accounts receivable, inventory, other assets, business combinations, accrued liabilities and restructuring charges to be critical to our business operations and the understanding of our results of operations.

Revenue Recognition

        Our revenue recognition policy is important because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and installation expenses. We follow specific and detailed policies on recognizing revenue. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Omnicell recognizes revenue in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). We recognize a sale when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Omnicell's price to the customer is fixed and determinable; and collectibility is reasonably assured. A key requirement for Omnicell to recognize revenue from the sale of our automation products is the completion of our installation obligation at the customer site. Delays at a customer site due to construction delays or for other causes could result in our inability to install enough systems to achieve our revenue targets.

        Revenues from lease arrangements are recognized in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases", upon completion of our installation obligation and at the beginning of the non-cancelable lease term. Most of our lease receivables are sold to third-party leasing finance companies. We record revenue at the net present value of the lease stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company. We exclude from revenues any amount paid to leasing companies for the termination of an existing lease pursuant to a new lease. We have no obligation under the lease once it is sold to a leasing company. In 2002, 2001, and 2000, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $34.4 million and $43.4 million and $20.1 million, respectively. In 2002 and 2001, customer lease receivables sold to third-party leasing companies totaled approximately $37.1 million and $38.1 million, respectively. At December 31, 2002 and 2001, accounts receivable included approximately $1.4 million and $4.3 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, their lease payments could be delayed or stopped which could significantly impair our ability to recognize revenues on future sales to U.S. government customers and result in a write down of our unsold leases to U.S. government customers. As of December 31, 2002 the balance of our unsold leases to U.S. government customers was $2.7 million.

        Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate service agreements. When support services are sold under multiple element arrangements, the Company allocates revenue to support services based upon its relative fair value which is determined by the average discount pricing of the arrangement applied separately to each product and support service component. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and up-front fees received from certain distributors of our medication and supply dispensing systems. These up-front fees are recognized ratably over the periods of the distribution agreements.

Accounts Receivable

        We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial position and ability to pay. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually transpire in the future.

Inventory

        Omnicell writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other Assets

Purchased Residuals

        Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and the Company's assessment of the customers' likelihood of renewal at the end of the lease term. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. Purchased residuals are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residuals could become significantly impaired. The value of purchased residuals at December 31, 2002 was $2.9 million and is recorded in other assets.

Capitalized Software Development Costs

        Development costs related to software implemented in our medication and supply dispensing systems incurred subsequent to the establishment of technical feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". All such development costs incurred prior to the completion of a working model are recognized as research and development expense.

Business Combinations

Impairment of Goodwill and Purchased Intangible Assets

        In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company has adopted a policy for measuring goodwill for impairment on an annual basis and between annual tests in certain circumstances. No impairment of goodwill was recognized for the year ended December 31, 2002. The Company did not have any goodwill in 2001.

        Purchased intangible assets include software and customer relationships acquired in a business combination. Purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the year ended December 31, 2002. The Company did not have any purchased intangible assets in 2001.

Accrued Liabilities

        Accrued liabilities are based on our judgment of estimated future costs for goods or services already received or obligations incurred. Actual costs may differ from those estimates. Our estimates for accrued customer upgrade costs of $2.0 million at December 31, 2002 required a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers we assumed under our purchase of Sure-Med in January 1999. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Restructuring Charges

        During the fourth quarter of fiscal 2002, we implemented a restructuring program to focus and streamline our business and reduce operating expenses. In connection with this program, we reduced headcount by approximately 10%, or 39 employees. As a result, we recorded restructuring costs of $1.7 million primarily related to employee severance and benefits. The total cash outlay related to these charges was $661,000 in 2002 and the remaining charges of $1.1 million are expected to be paid by November 2003 and are included in accrued liabilities as of December 31, 2002. The amounts recorded are estimates based on the status of execution of our restructuring plan.

Results of Operations

        The following table sets forth certain items included in our results of operations for the years ended December 31, 2002, 2001 and 2000, expressed as a percentage of our total revenues for these periods:

	Year Ended December 31,
	2002	2001	2000
Statement of Operations:
Product revenues	83.1%	86.9%	88.4%
Service and other revenues	16.9	13.1	11.6

Total revenues	100.0	100.0	100.0
Cost of product revenues	34.5	30.8	28.0
Cost of service and other revenues	7.0	6.9	11.5

Total cost of revenues	41.5	37.7	39.5

Gross profit	58.5	62.3	60.5
Operating expenses:
Research and development	11.4	12.7	16.9
Selling, general and administrative	51.0	50.3	68.3
Restructuring	2.0	(0.2)	4.3
Purchased in-process research and development	0.8	—	—

Total operating expenses	65.2	62.8	89.5
Loss from operations	(6.7)	(0.5)	(29.0)
Other income (expense), net	1.0	(0.6)	(1.7)

Loss before provision for income taxes	(5.7)	(1.1)	(30.7)
Provision for income taxes	0.1	0.2	0.2

Net loss	(5.8)%	(1.3)%	(30.9)%

Years Ended December 31, 2002 and 2001

        Revenues.    Total revenues increased 0.9% to $87.7 million for the year ended December 31, 2002 from $86.9 million for the year ended December 31, 2001.

        Product revenues decreased by 3.5% to $72.8 million in 2002 from $75.5 million in 2001, due primarily to a decrease in the number of medication and supply dispensing system installations in 2002 as compared to 2001. The reduction in the number of units installed was partially offset by an increase in the relative proportion of medication dispensing systems sold, which have higher selling prices than our supply dispensing systems. In addition, we experienced an increase in the average selling prices of our supply dispensing systems in 2002 as compared with 2001 due to increased customer demand for our higher priced systems. We expect product revenue in the first quarter of 2003 to be essentially flat with the fourth quarter of 2002. Throughout the rest of 2003, we expect sequential quarterly product revenue growth.

        Service and other revenues increased by 30.3% to $14.9 million in 2002 from $11.4 million in 2001. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of leases that are sold with service contracts. We anticipate that service and other revenues in 2003 on a quarterly basis will be similar to the fourth quarter of 2002, or approximately $4.0 million per quarter.

        Cost of Revenues.    Total cost of revenues increased 11.1% to $36.4 million in 2002 from $32.8 million in 2001. Total cost of revenues as a percent of total revenues increased to 41.5% in 2002, from 37.7% in 2001.

        Cost of product revenues increased by 13.3% to $30.3 million in 2002 from $26.7 million in 2001. Gross profit on product sales was $42.5 million or 58.4% of product revenues in 2002 as compared to $48.8 million, or 64.6% of product revenues in 2001. The decrease in gross profit as a percentage of product revenues in 2002 as compared to 2001 was due to fewer higher margin sales, a relatively fixed manufacturing overhead spread over a lower unit volume, and higher installation expense since fewer customers accepted responsibility for their own installations. In addition, the decrease in gross profit as a percentage of product revenues in 2002 was due to a write-down to lower of cost or market of returned materials and higher storage and shipping costs. We expect gross profit on product sales as a percentage of product revenues to be approximately the same in 2003.

        Cost of service and other revenues increased slightly by 1.5% to $6.1 million in 2002 from $6.0 million in 2001. Gross profit on service and other revenues was $8.7 million, or 58.9% of service and other revenues in 2002 compared to $5.4 million, or 47.2% of service and other revenues in 2001. The increase in gross margin on service and other revenues in 2002 as compared to 2001 reflects a reduction in costs from our third-party service provider and the utilization of a higher concentration of refurbished product, for which our costs are minimal, to fulfill our service requirements. We believe that cost of service and other revenues will continue to grow in absolute dollars from service contracts associated with the growth of our installed base of medication and supply dispensing systems. We expect that gross margin on service and other revenues will continue to fluctuate based upon our ability to sustain cost improvements from our third-party vendor and on the ability to utilize refurbished product in the fulfillment of our service offerings.

        Research and Development.    Research and development expenses decreased by 9.6% to $10.0 million in 2002 from $11.0 million in 2001. Research and development expenses represented 11.4% and 12.7% of total revenues in 2002 and 2001, respectively. The decrease in research and development expense in 2002 is due primarily to an increase in the amount of capitalized software development costs relating to a major upgrade to our application software. In 2002, we capitalized approximately $1.4 million of software development costs compared to $0.7 million of software development costs capitalized in 2001. Additionally, we lowered our research and development spending in our e-commerce business to $1.6 million in 2002 from $2.1 million in 2001. We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our offerings.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 2.5% to $44.8 million in 2002 from $43.7 million in 2001. Selling, general and administrative expenses represented 51.0% and 50.3% of total revenues in 2002 and 2001, respectively. The increases in 2002 selling, general and administrative expenses on an absolute dollar basis reflect higher occupancy and travel costs partially offset by lower expenses for bonuses and amortization of deferred stock compensation. We expect that selling, general, and administrative expenses in absolute dollars and as a percentage of revenue will decline in 2003, as a result of our reduction in headcount as part of our October 2002 restructuring and cost reduction initiatives.

        Restructuring.    Restructuring charges were $1.7 million in 2002 and $(0.2) million in 2001. In 2002, we restructured our organization to reduce costs and improve operational efficiencies. As part of this restructuring, we reduced headcount by 10%, or 39 employees. As a result, we recorded restructuring costs of $1.7 million in the fourth quarter of 2002 primarily related to employee severance and benefits. The total cash outlay related to these charges was $661,000 in 2002. In 2001, we reversed the remaining outstanding restructuring accrual from a restructuring charge in 2000 in the amount of $150,000 related to estimated severance and benefits.

        Amortization of Deferred Stock Compensation.    Deferred stock compensation for options granted to employees reflects the difference between the deemed fair market value of our common stock on the date options were granted to employees and the exercise price of those options. Deferred stock compensation is reflected as a component of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the year ended December 31, 2002, we amortized $0.5 million of deferred compensation expense, which included $0.1 million to research and development expenses and $0.4 million to selling, general and administrative expenses. The balance of deferred stock compensation as of December 31, 2002 was $0.2 million.

        Interest and Other Income.    Interest and other income increased 94.6% to $1.5 million in 2002 from $0.8 million in 2001. The increase in interest and other income was due to a recovery of $0.5 million from an investment in equity securities of a privately held company written off in a prior year and a $0.3 million one-time gain on the sale of a portion of our government lease portfolio. The remaining balance of $0.7 million of interest and other income in 2002 and the entire balance in 2001 were comprised primarily of interest income from cash, short-term investments, and notes receivable from stockholders.

        Interest and Other Expense.    Interest and other expense decreased 54.4% to $0.6 million in 2002 from $1.3 million in 2001. This decrease is due primarily to a decline in interest expense as a result of the repayment of outstanding debt, partially offset by a write-off of an investment in equity securities of a privately held company of $0.4 million that was deemed impaired in the first quarter of 2001.

        Provision for income taxes.    Due to the losses we incurred, and the related net operating loss carryforwards available to us, we recorded minimal total state and federal income tax expense in 2002 and $0.2 million in 2001. Also impacting 2002 was an $85,000 tax benefit relating to a change in the calculation of the Alternative Minimum Tax Credit for 2001 due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002. Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

        Product Backlog.    Effective as of September 2002, we report our product backlog position as of the end of each quarter. Our product backlog increased $5.4 million to $28.0 million as of December 31, 2002 from $22.6 million as of September 30, 2002.

Years Ended December 31, 2001 and 2000

        Revenues.    Total revenues increased 29.0% to $86.9 million for the year ended December 31, 2001 from $67.4 million for the year ended December 31, 2000.

        Product revenues increased by 26.8% to $75.5 million in 2001 from $59.6 million in 2000, due primarily to an increased number of medication and supply dispensing system installations. These increases were the result of increased installation of equipment for new customers or new equipment sales for existing customers where leases were due to expire.

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

        Cost of product revenues increased by 41.8% to $26.7 million in 2001 from $18.9 million in 2000. Gross profit on product sales was $48.8 million or 64.6% of product revenues in 2001 as compared to $40.7 million, or 68.3% of product revenues in 2000. The decrease in the gross profit as a percentage of product revenues in 2001 as compared to 2000 was due primarily to an increase in the mix of products sold through lower margin leases as compared to purchased products, a higher percentage of lower margin pharmacy products in 2001 compared to 2000 and write-downs of inventory of approximately $3.4 million.

        Cost of service and other revenues decreased by 22.0% to $6.0 million in 2001 from $7.7 million in 2000, primarily due to a lower volume of Sure-Med installation kits which are more costly than Omnicell automation system installation kits and a shift in strategy from the utilization of third-party maintenance contract service providers to in-house maintenance service engineers in 2001. Gross profit on service and other revenues was $5.4 million, or 47.2% of service and other revenues in 2001 compared to $0.1 million, or 1.1% of service and other revenues in 2000. The increase in gross profit and gross margin on service and other revenues in 2001 compared to 2000, was due to the positive impact of recognizing $1.5 million in service billings in 2001 to several customers for services provided and expensed in previous periods that were not previously billed, more focus on services contract renewals in 2001 compared to 2000 and reductions in outsourced contract services and spare parts required to maintain installed systems.

        Research and Development.    Research and development expenses decreased by 3.3% to $11.0 million in 2001 from $11.4 million in 2000. Research and development expenses represented 12.7% and 16.9% of total revenues in 2001 and 2000, respectively. The decrease in research and development expenses was primarily attributable to the corporate restructuring which occurred in the third quarter of 2000, in which we reduced our efforts in our e-commerce business. This resulted in a reduction of the portion of our engineering force dedicated to our e-commerce development. In 2001, we capitalized approximately $0.7 million of software development costs compared to $1.2 million of software development costs capitalized in 2000.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by 5.0% to $43.7 million in 2001 from $46.0 million in 2000. Selling, general and administrative expenses represented 50.3% and 68.3% of total revenues in 2001 and 2000, respectively. The decrease in selling, general and administrative expenses was due primarily to staffing decreases associated with our corporate restructuring which occurred in the third quarter of 2000, in which we reduced our efforts in our e-commerce business, partially offset by staffing increases to re-focus our efforts on our core medication and supply dispensing systems business.

        Restructuring.    A restructuring credit in 2001 of $150,000 represents a reversal of the accrued liability for restructuring which was established in the third quarter of 2000. This restructuring action resulted from the reduction of our efforts in our e-commerce business. The reversal reflected lower than anticipated employee severance and benefit costs.

        Amortization of Deferred Stock Compensation.    In the year ended December 31, 2001, we amortized $1.2 million of deferred compensation expense, which included $0.2 million to research and development expenses and $1.0 million to selling, general and administrative expenses. The balance of deferred stock compensation as of December 31, 2001 was $0.7 million.

        Interest and Other Income.    Interest and other income decreased 27.4% to $0.8 million in 2001 from $1.1 million in 2000. This decrease in interest income was primarily the result of declining interest rates in 2001.

        Interest and Other Expense.    Interest and other expense decreased 39.3% to $1.3 million in 2001 from $2.2 million in 2000. This decrease was primarily the result of the repayment of $18.3 million of outstanding debt and redeemable convertible preferred stock obligations immediately following our initial public offering in August 2001.

        Provision for income taxes.    Due to the losses we incurred in years prior to 2001, and the related net operating loss carryforwards available to us, we recorded total state and federal income tax expense of $0.2 million and $0.1 million in 2001 and 2000, respectively.

Segment Information

        We report segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of our e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States.

        For the years ended December 31, 2002, 2001 and 2000, substantially all of our total revenues and gross profit were generated by the medication and supply dispensing systems operating segment. The Internet-based e-commerce business segment generated less than one percent of consolidated revenues in each of the years ended December 31, 2002, 2001 and 2000. The operating losses generated by the Internet-based e-commerce business segment were approximately $1.0 million, $4.4 million, $10.3 million (excluding a $2.9 million restructuring charge) in the years ended December 31, 2002, 2001 and 2000, respectively.

Liquidity and Capital Resources

        As of December 31, 2002, our principal sources of liquidity included approximately $21.5 million in cash, cash equivalents and short-term investments. Our funds are currently invested in institutional money market funds and short-term interest-bearing securities.

        On August 1, 2002, we established with a bank a revolving credit facility and a non-revolving credit facility, which together total $12.5 million. The credit agreement pertaining to these credit facilities was modified on December 31, 2002 to reflect our current financial position. The revolving credit facility provides us with advances of up to 65% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of Omnicell's assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The non-revolving credit facility provides us with advances of up to $5.0 million, and expires on July 31, 2003. Advances under this credit facility will be paid over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of the Omnicell's assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, we have agreed not to pledge our intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends. As of December 31, 2002, we had no outstanding borrowings under either of the credit facilities.

        We generated cash of $1.2 million in 2002 and used cash of $10.7 million and $19.1 million in operating activities in 2001 and 2000, respectively. The primary sources of cash for the year ended December 31, 2002 were (i) a decrease in net accounts receivable of $7.7 million, (ii) a decrease in prepaid expenses and other assets of $1.2 million, (iii) a decrease in other assets of $0.4 million, (iv) an increase in accounts payable of $1.1 million, and (v) an increase in deferred service revenue of $3.5 million, partially offset by an increase in inventories of $2.6 million, a decrease in accrued liabilities of $4.2 million, and a decrease in deferred gross profit of $6.9 million. In addition, cash provided by operating activities during 2002 was decreased by the net loss of $5.0 million and increased by non-cash charges for depreciation and amortization of $3.0 million. The primary uses of cash for the year ended December 31, 2001 were (i) an increase in accounts receivable of $7.1 million, (ii) an increase in inventories of $5.7 million, (iii) an increase in prepaid expenses and other current assets of $1.9 million, (iv) an increase in other assets of $3.9 million, (v) a decrease in accrued liabilities of $1.6 million, and (vi) a decrease in deferred gross profit by $1.1 million, partially offset by an increase in deferred service revenue of $4.8 million. In addition, cash used for operating activities during 2001 was increased by the net loss of $1.2 million and reduced by non-cash charges for depreciation and amortization of $3.7 million. The primary uses of cash for the year ended December 31, 2000 were (i) an increase in accounts receivable of $1.4 million, (ii) an increase in inventories of $2.0 million, (iii) an increase in prepaid expenses and other current assets of $0.7 million, (iv) an increase in other assets of $0.8 million, (v) a decrease in accrued liabilities of $1.2 million, and (vi) a decrease in deferred gross profit by $0.8 million, partially offset by an increase in accounts payable of $2.2 million and an increase in deferred service revenue of $1.0 million. In addition, cash used for operating activities during 2000 was increased by the net loss of $20.8 million and reduced by non-cash charges for depreciation and amortization of $3.7 million.

        Cash provided from investing activities was $2.1 million in 2002 and $1.4 million in 2000, compared to cash used for investing activities of $7.6 million in 2001. Cash used for investment and acquisition activities in 2002, included $0.2 million for an investment in a privately held company, $1.5 million for the acquisition of substantially all of the intellectual property assets of Medisafe and $1.0 million for the acquisition of APRS, Inc. Net maturities of short-term investments were $6.8 million in 2002 and $1.9 million in 2000, as compared to net purchases of short-term investments of $4.6 million in 2001. Expenditures for property and equipment were $2.1 million, $2.9 million and $0.5 million in 2002, 2001 and 2000, respectively.

        We generated net cash from financing activities of $1.2 million, $25.5 million and $24.9 million in 2002, 2001 and 2000, respectively. Financing activities for the year ended December 31, 2002 consisted of raising funds through issuances of our equity securities as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan of $1.2 million. Financing activities in each of the years ending December 31, 2001 and 2000 consisted primarily of raising funds through issuances of our equity securities. In August 2001, we completed the initial public offering of 6.9 million shares of our common stock at an initial public offering price of $7.00 per share, raising $42.9 million net of underwriting discounts, commissions and offering expenses. We used approximately $7.9 million of the net proceeds to repay the outstanding principal and interest on the note held by Baxter Healthcare incurred in connection with our acquisition of the Sure-Med product line in January 1999. We also used approximately $10.3 million of the net proceeds to redeem 720,800 shares of redeemable convertible preferred stock plus accrued interest thereon held by Sun Healthcare at the closing of the offering. The 2000 period included the issuance of our Series K preferred stock, which raised net proceeds of approximately $28.5 million.

        We have not paid any significant amount of taxes to date. As of December 31, 2002 the Company had net operating loss carryforwards for federal income tax purposes of approximately $56.4 million, which expire in the years 2010 through 2022, federal research and experimentation tax credits of approximately $1.2 million, which expire in the years 2007 through 2022, and federal alternative minimum tax credits of approximately $216,000 which have no expiration. The Company also had net operating loss carryforwards for California income tax purposes of approximately $24.8 million which expire in the years 2005 and 2010, and California research and experimentation credits of approximately $1.2 million, which have no expiration. In addition, the Company had other state tax credits of $326,000 which begin to expire in 2005.

        We have net operating lease commitments of $3.0 million payable when due through 2007 as follows (in thousands):

2003	$1,738
2004	805
2005	299
2006	152
2007	—

Total minimum lease payments	$2,994

        We have an obligation to make quarterly installment payments of $0.3 million through January 2004 related to our note payable to Americorp Financial, Inc. ("AFI") as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The amount due under the note at December 31, 2002 was $1.5 million.

        As of December 31, 2002, we had a cash, cash equivalents and short-term investments balance of $21.5 million. We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements and debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Recent Accounting Pronouncements

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial condition.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our operating results or financial condition.

        In November 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We do not expect the adoption of SFAS 148 to have a material effect on our financial position, results of operations, or cash flows. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options.

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

        Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates ranging from less than one year to less than two years. The table below presents the amounts and related weighted interest rates of our short-term investments at December 31, 2002 and 2001 (dollars in thousands, except percentage rates).

	December 31,
	2002	2001
Average fixed interest rate	0.81%	2.44%
Amortized cost	$85	$6,927
Fair value	$85	$6,927
Contractual maturity dates:
Less than one year	$85	$3,927
One to two years	$—	$3,000

Total	$85	$6,927

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

        The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.     The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.) and Automated Healthcare (a division of McKesson Corporation). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last couple of years has developed and introduced to the market a significantly larger number of new products. With the acquisition of Omnicell PharmacyCentral and SafetyMed and the development of our open systems solutions, we have gained additional competitors. They include the Baxter Medication Delivery business of Baxter International Inc., Bridge Medical, Inc. (an AmerisourceBergen company), Care Fusion, Cerner Corporation, Eclipsys Technologies Corporation, IDX Systems Corporation, and Siemens Medical Solutions (a division of Siemens AG).

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

        We have a history of operating losses and we cannot assure you when we will achieve profitability.     We had net losses of $26.3 million, $20.8, and $1.2 million in 1999, 2000, and 2001 respectively. While we were profitable in the first and second quarters of 2002, we had a net loss of $5.0 million for the year ended December 31, 2002, and as of December 31, 2002, we had an accumulated deficit of approximately $99.0 million. We can not assure you if or when we will be able to achieve profitability on a quarterly or annual basis.

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

        If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers could be significantly impaired and could result in a write down of our U.S. government leases.     U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, their lease payments could be delayed or stopped which could significantly impair our ability to recognize revenues on future sales to U.S. government customers and result in a write down of our unsold leases to U.S. government customers. As of December 31, 2002 the balance of our unsold leases to U.S. government customers was $2.7 million.

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

        If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.     We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, Consorta, Inc. and Broadlane, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of our relationship with Premier, for example, could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and we cannot guarantee that they will not terminate our contracts before they expire.

        We depend on a limited number of suppliers for our medication and supply dispensing systems, and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.     Our production strategy for our medication and supply dispensing systems is to work closely with several key sub-assembly manufacturers and equipment providers and utilize lower cost manufacturers whenever possible. Although many of the components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications. At any given point in time, we may only use a single source of supply for certain components. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products would limit our ability to manufacture our products and could harm our business. In addition, any failure of a maintenance contractor to perform adequately could harm our business.

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

        While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August of 2002, HHS published final modifications to its privacy regulations that will take effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are "covered entities" under HIPAA. Because Omnicell may be considered a "business associate" under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February of 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April of 2005. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

        Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.     The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and the independent auditors' reports appear on pages 36 through 65 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning the Company's directors is incorporated by reference to the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement related to the Company's Annual Meeting of Stockholders to be held May 21, 2003, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G (3) of Form 10-K (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business—Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the sections captioned "Executive Compensation" and "Employment, Severance and Change of Control Agreements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

        Omnicell evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Omnicell's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that Omnicell's disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Omnicell in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Omnicell re-evaluated certain of its internal controls in connection with the restatement of its financial statements for the three and nine months ended September 30, 2002 filed with the Securities and Exchange Commission on February 14, 2003, and is in the process of implementing additional internal controls relating to the recording of revenue on installation of product at customer sites, which includes a general policy of requiring written acknowledgement from customers upon completion of installation of our product.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a)(1)	Financial Statements
	Index to Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	37
	Consolidated Balance Sheets as of December 31, 2002 and 2001	38
	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	39
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended December 31, 2002, 2001 and 2000	40
	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	41
	Notes to Consolidated Financial Statements	42
	Consolidated Supplementary Financial Data	64
(a)(2)	Financial Statement Schedule
	See Schedule II on page 65 for valuation on qualifying accounts.
(a)(3)	Exhibits
	The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K
	The Company filed no reports on Form 8-K during the fiscal year ended December 31, 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                            /s/  ERNST & YOUNG LLP

San Jose, California
January 31, 2003

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$21,400	$16,912
Short-term investments	85	6,927
Accounts receivable, net of allowance for doubtful accounts of $465,000 and $456,000 at December 31, 2002 and 2001, respectively	10,644	18,167
Inventories	12,741	12,702
Prepaid expenses and other current assets	3,575	4,803

Total current assets	48,445	59,511

Property and equipment, net	5,026	5,384
Other assets	12,071	7,219

Total assets	$65,542	$72,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,975	$4,837
Accrued liabilities	11,695	14,514
Deferred service revenue	11,598	8,009
Deferred gross profit	18,008	24,790
Current portion of note payable	1,197	—

Total current liabilities	48,473	52,150
Note payable	305	—
Other long-term liabilities	458	363
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 22,118,017 shares at December 31, 2002 and 21,666,668 shares at December 31, 2001	22	22
Additional paid-in capital	119,955	118,759
Notes receivable from stockholders	(4,512)	(4,554)
Deferred stock compensation	(159)	(664)
Accumulated deficit	(99,000)	(93,962)

Total stockholders' equity	16,306	19,601

Total liabilities and stockholders' equity	$65,542	$72,114

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product revenues	$72,834	$75,501	$58,458
Product revenues from related party	—	—	1,097
Service and other revenues	14,856	11,400	7,810

Total revenues	87,690	86,901	67,365
Cost of revenues:
Cost of product revenues	30,308	26,745	18,856
Cost of service and other revenues	6,110	6,022	7,722

Total cost of revenues	36,418	32,767	26,578

Gross profit	51,272	54,134	40,787
Operating expenses:
Research and development	9,970	11,031	11,412
Selling, general and administrative	44,767	43,683	46,000
Restructuring	1,723	(150)	2,908
Purchased in-process research and development	715	—	—

Total operating expenses	57,175	54,564	60,320

Loss from operations	(5,903)	(430)	(19,533)
Interest and other income	1,487	764	1,053
Interest and other expense	(612)	(1,341)	(2,209)

Loss before provision from income taxes	(5,028)	(1,007)	(20,689)
Provision for income taxes	10	160	100

Net loss	$(5,038)	$(1,167)	$(20,789)

Net loss per share—basic and diluted	$(0.23)	$(0.11)	$(12.20)

Number of shares used in per share calculations:
Basic and diluted	21,725	10,312	1,704

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common Stock							Total Stockholders' Equity (Net Capital Deficiency)
								Notes Receivable From Stockholders			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital		Deferred Stock Compensation	Accumulated Deficit
Balance at December 31, 1999	1,081,200	$15,166	11,527,848	$33,854	1,646,382	$2,302	$—	$—	$—	$(72,006)	$2	$(35,848)
Net loss	—	—	—	—	—	—	—	—	—	(20,789)	—	(20,789)
Change in unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	2	2

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,787)

Modification of stock option awards	—	—	—	—	—	728	—	—	—	—	—	728
Issuance of Series K convertible preferred stock for cash, net of issuance costs of $62	—	—	3,010,528	28,538	—	—	—	—	—	—	—	28,538
Exercise of stock options	—	—	—	—	1,251,919	5,146	—	—	—	—	—	5,146
Issuance of stock under employee stock purchase plan	—	—	—	—	181,839	883	—	—	—	—	—	883
Issuance of stockholder notes receivable	—	—	—	—	—	—	—	(4,578)	—	—	—	(4,578)
Issuance of warrant in connection with bank credit facility	—	—	—	—	—	78	—	—	—	—	—	78
Deferred stock compensation	—	—	—	—	—	2,591	—	—	(2,591)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	816	—	—	816
Redemption of redeemable convertible preferred stock	(360,400)	(5,053)	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2000	720,800	10,113	14,538,376	62,392	3,080,140	11,728	—	(4,578)	(1,775)	(92,795)	4	(25,024)
Re-incorporation in Delaware	—	—	—	—	—	(11,725)	11,725	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)
Change in unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,171)

Issuance of common stock upon initial public offering, net of issuance costs of $1,992	—	—	—	—	6,900,000	7	42,920	—	—	—	—	42,927
Conversion of convertible preferred stock to common stock	—	—	(14,538,376)	(62,392)	11,375,456	11	62,381	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(720,800)	(10,113)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	73,736	—	82	—	—	—	—	82
Issuance of stock under employee stock purchase plan	—	—	—	—	163,211	1	526	—	—	—	—	527
Issuance of warrants	—	—	—	—	18,551	—	600	—	—	—	—	600
Conversion of note receivable	—	—	—	—	55,574	—	389	—	—	—	—	389
Repayment of stockholders' note receivable	—	—	—	—	—	—	—	24	—	—	—	24
Deferred stock compensation	—	—	—	—	—	—	136	—	(136)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1,247	—	—	1,247

Balance at December 31, 2001	—	—	—	—	21,666,668	22	118,759	(4,554)	(664)	(93,962)	—	19,601
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Exercise of stock options	—	—	—	—	336,886	—	470	—	—	—	—	470
Issuance of stock under employee stock purchase plan	—	—	—	—	139,144	—	775	—	—	—	—	775
Repurchases of common stock for repayment of stockholders' note receivable and accrued interest	—	—	—	—	(24,681)	—	(49)	42	—	—	—	(7)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	505	—	—	505

Balance at December 31, 2002	—	$—	—	$—	22,118,017	$22	$119,955	$(4,512)	$(159)	$(99,000)	$—	$16,306

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(5,038)	$(1,167)	$(20,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,474	2,476	2,749
Amortization	43	—	90
Amortization of deferred stock compensation	505	1,247	816
Provision for excess and obsolete inventories	2,596	3,365	878
Purchase in-process research and development	715	—	—
Stock compensation	—	—	728
Write-off of intangible assets	—	—	182
Changes in assets and liabilities, net of effects of investment and acquisitions:
Accounts receivable, net	7,710	(7,131)	(1,351)
Inventories	(2,635)	(5,653)	(1,968)
Prepaid expenses and other current assets	1,228	(1,925)	(741)
Other assets	355	(3,922)	(769)
Accounts payable	1,086	421	2,182
Accrued liabilities	(4,150)	(1,551)	(1,234)
Deferred service revenue	3,455	4,776	965
Deferred gross profit	(6,890)	(1,057)	(848)
Note payable	9	—	—
Other long-term liabilities	(280)	(589)	2

Net cash provided by (used in) operating activities	1,183	(10,710)	(19,108)

Investing activities
Investment in privately held company	(225)	—	—
Acquisition of intellectual property	(1,520)	—	—
Acquisition of privately held company, net of cash acquired	(964)	—	—
Purchases of short-term investments	(2,053)	(6,800)	(4,055)
Maturities of short-term investments	8,895	2,155	5,923
Purchases of property and equipment	(2,073)	(2,947)	(511)

Net cash provided by (used in) investing activities	2,060	(7,592)	1,357

Financing activities
Proceeds from issuance of common stock in initial public offering, net	—	42,927	—
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	1,245	609	1,451
Proceeds from issuance of Series K preferred stock	—	—	28,538
Redemption of redeemable convertible preferred stock	—	(10,113)	(5,053)
Proceeds from stockholders' notes receivable	—	24	—
Repayment of notes payable	—	(7,914)	—
Payment of principle on long-term debt	—	—	(50)

Net cash provided by financing activities	1,245	25,533	24,886

Net increase in cash and cash equivalents	4,488	7,231	7,135
Cash and cash equivalents at beginning of year	16,912	9,681	2,546

Cash and cash equivalents at end of year	$21,400	$16,912	$9,681

Supplemental disclosures of non-cash financing and investing activities
Issuance of note payable for purchase residuals	$2,100	$—	$—
Common stock share repurchase from cancellation of notes receivable from stockholder	$49	$—	$—
Conversion of note payable	$—	$389	$—
Redemption of preferred stock offset with receivables	$—	$—	$553
Issuance of stock purchase warrant	$—	$600	$78
Issuance of notes receivable from stockholders to exercise stock options	$—	$—	$(4,578)
Supplemental cash flow information
Cash paid for interest	$100	$1,037	$1,800

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

        The Company's solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell's medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities' existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed™, a bedside automation solution. Omnicell's physician order management system streamlines communication between nursing and pharmacy staff. Omnicell's decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell's Internet-based procurement application automates and integrates healthcare facilities' requisition and approval processes.

        In August 2001, the Company completed its initial public offering of 6.9 million shares of common stock at the initial public offering price of $7.00 per share, raising net proceeds of $42.9 million.

Principles of Consolidation

        These consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries APRS, Inc., Omnicell HealthCare Canada, Inc. and Omnicell Europe SARL. Omnicell Europe SARL was dissolved in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for the allowance for doubtful accounts, inventory reserves, purchased residuals, asset and goodwill impairments, accrued liabilities, restructuring costs and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Reclassifications

        Certain amounts as of December 31, 2001 have been reclassified to conform to the current period presentation.

Stock Split

        All common stock share and per share amounts reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Fair Value of Financial Instruments

        The Company has determined the estimated fair value of its financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. Short-term investments and notes receivable from stockholders are reported at their estimated fair value based on quoted market prices of comparable instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations at December 31, 2002 approximates fair value. The Company did not have any debt obligations at December 31, 2001.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account, trade receivables, and sales-type lease receivables.

        The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. Credit is extended based on an evaluation of the financial condition of our client's customer, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management's expectations. The Company maintains a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our client's customers, current events and circumstances regarding the business of our client's customers and other factors that we believe are relevant.

        The majority of revenues are generated from customers in North America, totaling 98%, 99% and 99% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No single customer accounted for over 10% of revenues in the years ended December 31, 2002, 2001 and 2000. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations.

        One leasing company accounted for 12% of accounts receivable at December 31, 2002. The same leasing company accounted for 39% of accounts receivable at December 31, 2001. At December 31, 2002 and 2001, the Company's reserve for potentially uncollectible accounts was $465,000 and $456,000, respectively.

Inventories

        Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than the Company projected, additional inventory write-downs may be required.

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

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be sold are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Purchased Intangible Assets

        In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", the Company has adopted a policy for measuring goodwill for impairment when indicators of impairment exist, and at least on an annual basis. No impairment of goodwill was recognized for the year ended December 31, 2002. The Company did not have any goodwill in 2001.

        Purchased intangible assets include software and customer relationships acquired in a business combination. Purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the year ended December 31, 2002. The Company did not have any purchased intangible assets in 2001.

Revenue Recognition

        Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or for lease. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; Omnicell's price to the customer is fixed and determinable; and collectibility is reasonably assured.

        Revenues from leasing arrangements are recognized in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", upon completion of the Company's installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped to the customer but not yet installed at the customer site.

        Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate service agreements. When support services are sold under multiple element arrangements, the Company allocates revenue to support services based upon its relative fair value which is determined by the average discount pricing of the arrangement applied separately to each product and support service component. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed and up-front fees received from certain distributors of our medication and supply dispensing systems. These up-front fees are recognized ratably over the periods of the distribution agreements.

        Revenues from the Company's Internet-based procurement application are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant (less than 1% of total revenues) for the years ended December 31, 2002, 2001 and 2000, and are included in service and other revenues.

Research and Development Expenses

        The Company's policy is to expense research and development costs as incurred, other than certain software development costs. The Company's research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are primarily personnel- or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

        Development costs related to software implemented in the Company's medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". All such development costs incurred prior to the completion of a working model are recognized as research and development expense. At December 31, 2002 and December 31, 2001, the balance of capitalized software development costs was approximately $1.5 million and $1.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $1.0 million in 2002, $0.4 million in 2001 and zero in 2000.

Advertising Expenses

        The Company expenses the costs of advertising as incurred. Advertising expenses were not significant for the years ended December 31, 2002 and 2001 and were $1.2 million for the year ended December 31, 2000.

Shipping and Handling Expenses

        The Company records shipping and handling expenses in selling, general and administrative expenses. Shipping and handling expenses were $1.8 million, $1.6 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This accounting standard permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25, accordingly, Omnicell only recognizes compensation expense when options are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123. The fair value of these options was estimated using a Black-Scholes option-pricing model.

	Year Ended December 31,
	2002	2001	2000
Net loss as reported	$(5,038)	$(1,167)	$(20,789)
Add: Total stock-based compensation expense included in reported net income, net of tax effect	505	1,247	816
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,170)	(6,503)	(6,355)

Net loss pro forma	$(10,703)	$(6,423)	$(26,328)

Net loss per common share—basic and diluted as reported	$(0.23)	$(0.11)	$(12.20)

Net loss per common share—basic and diluted pro forma	$(0.49)	$(0.62)	$(15.45)

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence it is more likely than not that the deferred tax assets will be realized.

Comprehensive Income

        The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on short-term investments, which is included in accumulated other comprehensive income (loss) in the consolidated statement of redeemable convertible preferred stock and stockholders' equity (net capital deficiency).

Segment Information

        The Company reports segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company consists of two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company's chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company's long-lived assets are located in the United States.

        For the years ended December 31, 2002, 2001 and 2000, substantially all of the Company's total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Internet-based e-commerce business operating segment generated less than one percent of total revenues in each of the years ended December 31, 2002, 2001 and 2000. The operating loss generated by the Internet-based e-commerce business operating segment was approximately $1.0 million, $4.4 million and $10.3 million in 2002, 2001 and 2000, respectively, excluding a $2.9 million restructuring charge recorded in 2000.

Net Loss Per Share

        Basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2002, 2001 and 2000, was 5,954,303, 4,166,921 and 14,386,937, respectively.

        The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Basic:
Net loss	$(5,038)	$(1,167)	$(20,789)

Weighted average common shares outstanding	21,870	10,652	2,267
Less: Weighted average common shares subject to repurchase	(145)	(340)	(563)

Weighted average common shares outstanding-basic	21,725	10,312	1,704

Net loss per common share—basic	$(0.23)	$(0.11)	$(12.20)

Diluted:
Net loss	$(5,038)	$(1,167)	$(20,789)

Weighted average common shares outstanding	21,870	10,652	2,267
Less: Weighted average common shares subject to repurchase	(145)	(340)	(563)
Add: Dilutive effect of employee stock options and warrants	—	—	—

Weighted average common shares outstanding-diluted	21,725	10,312	1,704

Net loss per common share—diluted	$(0.23)	$(0.11)	$(12.20)

Recent Accounting Pronouncements

        In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Omnicell does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial condition.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Omnicell does not expect the adoption of FIN 45 to have a material impact on its operating results or financial condition. See Note 14 for additional disclosure on guarantees.

        In November 2002, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Omnicell is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Omnicell does not expect the adoption of SFAS 148 to have a material effect on its financial position, results of operations, or cash flows. Omnicell has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options.

Note 2. Acquisitions

  Medisafe

        On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety.

        The total purchase price was $3.0 million which included $1.5 million paid at the date of purchase, $1.0 million due upon the completion of certain obligations by Medisafe anticipated not to be later than six months, and $0.5 million due over the next four years in equal annual installments of $125,000 representing guaranteed minimum royalties. In addition, the Company incurred approximately $20,000 of acquisition related costs. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired and purchased in-process research and development costs, based on an independent third-party valuation, as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588

Purchase price	$3,021

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred.

  APRS, Inc.

        On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. that was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from Omnicell's reported 2002 results.

        In connection with the acquisition, Omnicell paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired, liabilities assumed, and purchased in-process research and development costs, based on an independent third-party valuation obtained in the fourth quarter of 2002, as follows (in thousands):

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382

Total assets acquired	1,437
Current liabilities assumed	(500)

Net assets acquired	937
Purchased in-process research and development	128

$1,065

  Intangible Assets from Medisafe and APRS, Inc. Acquisitions

        Intangible assets resulting from the Medisafe and APRS, Inc. acquisitions are included in other assets (see Note 7) and consist of the following (in thousands):

	December 31, 2002	Amortization Life
Service contracts	$268	5 years
Computer software	2,802	5-6 years

Total purchased intangible assets	3,070

Accumulated amortization	(43)

Net purchased intangible assets	$3,027

        Estimated amortization expense of the purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year Ended December 31,
2003	$364
2004	$599
2005	$599
2006	$599
2007	$581
Thereafter	$285

  Sure-Med

        In January 1999, Omnicell acquired the Sure-Med product line from Baxter Healthcare in a transaction accounted for as a purchase. The purchase price allocation included $366,000 of intangible assets. During the third quarter of fiscal 2000, the Company significantly reduced its Sure-Med medication dispensing systems sales and marketing efforts. It also performed an impairment analysis under Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on the remaining Sure-Med intangible assets and concluded that, based on estimated negative future cash flows, the $182,000 net balance of its intangible assets was impaired and was therefore written off to expense.

Note 3. Leasing Arrangements

        In 2002, 2001 and 2000, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $34.4 million, $43.4 million and $20.1 million, respectively. In 2002 and 2001, customer lease receivables sold to third-party leasing companies totaled approximately $37.1 million and $38.1 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under the lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company's installation obligation and commencement of the noncancelable lease term. At December 31, 2002 and 2001, accounts receivable included approximately $1.4 million and $4.3 million, respectively, due from the finance companies for lease receivables sold.

Note 4. Short-Term Investments

        Short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2002:
Certificates of deposits	$85	$—	$85

December 31, 2001:
Certificates of deposits	$93	$—	$93
U.S. commercial debt securities	$6,834	$—	$6,834

	$6,927	$—	$6,927

        The investments mature in less than 24 months from their purchase date.

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$7,957	$7,187
Work-in-process	896	615
Finished goods	3,888	4,900

Total	$12,741	$12,702

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Equipment	$12,848	$11,364
Furniture and fixtures	1,510	1,472
Leasehold improvements	2,208	2,106
Purchased software	526	526

	17,092	15,468
Accumulated depreciation and amortization	(12,066)	(10,084)

Property and equipment, net	$5,026	$5,384

        No equipment was leased under capital leases at December 31, 2002 and 2001.

        Depreciation and amortization of property and equipment was approximately $2.5 million, $2.5 million and $2.8 million in the years ended December 31, 2002, 2001 and 2000.

Note 7. Other Assets

        Other assets consisted of the following (in thousands):

	December 31,
	2002	2001
Long-term deposits	$142	$150
Long-term lease receivables	2,677	4,671
Interest receivable from stockholders	816	477
Purchased residuals (see Note 8)	2,924	—
Purchased intangible assets (see Note 2)	3,027	—
Goodwill (see Note 2)	382	—
Equity investment	225	—
Contracted services	79	—
Capitalized software development costs	1,469	1,071
Long-term note receivable	—	400
Other	330	450

	$12,071	$7,219

Note 8. Purchased Residuals

        Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and the Company's assessment of the customers' likelihood of renewal at the end of the lease term. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals at December 31, 2002 is $2.9 million and is recorded in other assets.

Note 9. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accrued compensation and related benefits	$2,261	$2,631
Short-term portion of acquisition related liabilities	1,125	—
Accrued license fees	—	42
Accrued upgrade costs	2,027	4,668
Other accrued liabilities	5,220	7,162
Accrued restructuring costs (see Note 10)	1,062	11

	$11,695	$14,514

        Accrued upgrade costs represent the estimated costs to be incurred by the Company to provide certain specific functionality to Sure-Med products as a result of the acquisition of the Sure-Med product line in January 1999. The following table sets forth the upgrade costs accrual (in thousands):

	December 31,
	2002	2001
Beginning balance	$4,668	$5,995
Materials, labor and shipping costs expended	(2,641)	(1,327)

	$2,027	$4,668

Note 10. Restructuring

        In October 2002, the Company initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 10%, or 39 employees, including two in manufacturing, seven in research and development and 30 in selling, general and administrative positions. The Company recorded restructuring costs of $1.7 million in the fourth quarter of 2002 primarily related to employee severance and benefits. The total cash outlay related to these charges was $661,000 in 2002 and the remaining charges of $1.1 million are expected to be paid by November 2003.

        The following table sets forth the restructuring reserve (in thousands):

	Severance and Benefits	Other	Total
Restructuring expense	1,670	53	1,723
Cash expenditures	(630)	(31)	(661)

Balance at December 31, 2002	$1,040	$22	$1,062

Note 11. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December, 31
	2002	2001
Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$24,285	$32,849
Cost of sales, excluding installation costs	(6,277)	(8,059)

	$18,008	$24,790

Note 12. Note Payable

        On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months.

Note 13. Credit Facility

        On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility, which together total $12.5 million. The credit agreement pertaining to these credit facilities was modified on December 31, 2002 to reflect our current financial position. The revolving credit facility provides the Company with advances of up to 65% of "eligible receivables" (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of Omnicell's assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Advances under this credit facility will be paid over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of the Omnicell's assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender's prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, the Company has agreed not to pledge its intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders' equity and balance sheet liquidity and restrictions on the payment of dividends. As of December 31, 2002, the Company had no outstanding borrowings under either of the credit facilities.

Note 14. Commitments and Contingencies

        Lease Commitments.    The Company leases its Palo Alto, California and Waukegan, Illinois offices and manufacturing facilities under noncancelable operating leases. The leases expire beginning May 2003 through June 2006. The Company has an option to renew the Waukegan facility lease (expires June 2006) for an additional five years. Rent expense for all operating leases was $1.7 million (net of sublease income of $358,389), $1.4 million (net of sublease income of $764,897) and $2.1 million (net of sublease income of $286,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, aggregate future minimum payments under the leases were as follows (in thousands):

Leases
2003	$1,738
2004	805
2005	299
2006	152
2007	—

Total minimum lease payments	$2,994

        Guarantees.    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") (see Note 1). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        In the ordinary course of business, the Company, in the majority of its sales agreements with healthcare facilities, guarantees uptime and in some instances the response time of its products. Such guarantees vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such guarantees cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these guarantees in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these guarantees is not significant.

        In the ordinary course of business, the Company, from time to time, enters into sales agreements with healthcare facilities that obligate the Company to make fixed payments upon the occurrence or non-occurrence of certain events. Such obligations primarily relate to instances where the Company has agreed to payments conditional on not meeting certain performance or delivery requirements. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such obligations cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these obligations in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these obligations is not significant.

Note 15. Redeemable Convertible Preferred Stock

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

Note 16. Stockholders' Equity

Convertible Preferred Stock

        Effective with the Company's initial public offering in August 2001, all 14,538,376 of the then-outstanding shares of convertible preferred stock were converted into 11,375,456 shares of the Company's common stock.

Convertible Preferred Stock Warrants

        In connection with a capital lease financing in 1994, the Company issued a warrant to purchase 9,217 shares of Series D preferred stock at an exercise price of $2.17 per share. Upon the closing of the Company's initial public offering these warrants became exercisable for 5,760 shares of common stock per the 1-for-1.6 reverse stock split at a price of $3.47 per share. In September 2001, this warrant was net exercised for 3,420 shares of the Company's common stock.

        In connection with capital lease financings in 1995, the Company issued warrants to purchase 8,130, 11,382 and 67,934 shares of Series F, G and H preferred stock at $6.15, $6.15 and $3.68 per share, respectively (or 5,936, 8,310 and 44,374 shares of common stock as converted per the 1-for-1.6 reverse stock split at exercise prices of $8.42, $8.42 and $5.63 per share, respectively). The Series F warrant expires three years from the effective date of the initial public offering of the Company's common stock. The Series G warrant expires five years from the effective date of the initial public offering of the Company's common stock. In September 2001, the Series H warrant was net exercised for 18,550 shares of the Company's common stock.

Notes Receivable from Stockholders

        During 2000, the Company provided certain of its employees and officers the opportunity to exercise their options to purchase common stock, both vested and unvested, by entering into full-recourse notes with Omnicell. As a result, options to purchase an aggregate of 1,067,663 shares were exercised under note arrangements totaling $4.6 million. These notes bear interest rates of either 6.2% or 6.71% with payment of both principal and interest due in three years. In 2002, certain loans to non-executive officers representing an original aggregate principal value of $1.4 million have been extended for one year. Additionally, in 2002, certain other loans and accrued interest of $2.7 million, net of accrued interest paid with repurchased Company shares, with the Company's former Chief Executive Officer have been converted into a new loan for an equal amount with an interest rate of 5.0% and principal and interest payable in three installments due in years 2004 through 2006 for $1.0 million, $1.0 million, and $1.1 million, respectively. In 2002, the Company repurchased 24, 681 shares of common stock by canceling $49,000 of indebtedness under the notes from the same former officer. In 2001, $24,290 of the notes' principal was repaid to the Company. At December 31, 2002 notes receivable from stockholders consisted of $4.5 million in principal, recorded as a reduction of stockholders' equity, and $0.8 million in accrued interest, included in other assets.

Common Stock

        At December 31, 2002, an aggregate of 71,786 shares of common stock held by employees are subject to repurchase by the Company at the original issuance price in the event the employees leave the Company. These repurchase rights expire ratably on a monthly basis through August 2003.

Common Stock Warrants

        On December 31, 2000 the Company issued to a bank a warrant to purchase 33,276 shares of its common stock at $7.52 per share. The warrant expires December 31, 2005. This warrant was valued at $78,000 using the Black-Scholes valuation method. This amount is included in other assets and is being amortized to expense on a straight-line basis through the credit line's expiration date.

        In October 2001, in connection with a strategic alliance with Ascension Health Ventures, LLC, the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745. The Company valued the common stock issued using an estimated fair market value of $3.47 per share on the date of the issuance. The Company valued the warrants using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.5%, no dividend yield, a volatility factor of 0.50, and a weighted-average expected life of the options of 60 months. The fair market value of the warrants was estimated to be $600,000. As at December 31,

2002 the unamortized balance is $480,000. This amount is included in prepaid expenses and other current assets and other assets and is being amortized to expense on a straight-line basis over the five-year term of the alliance agreement.

Stock Option Plans

        The Company has reserved 7,867,306 shares of common stock for issuance under its 1992 Incentive Stock Plan, 1995 Management Option Plan and 1999 Equity Incentive Plan (the Plans). Under the Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock's fair value at the date of grant as determined by the Board of Directors. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

        The 1999 Equity Incentive Plan ("Incentive Plan") was adopted in September 1999 for granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were authorized for issuance. Further, all unissued shares under the Company's 1992 Incentive Stock Plan and 1995 Management Stock Option Plan are added to the 4,262,745 shares reserved.

        A summary of stock option activity under the Plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	3,354	$7.10
Granted	2,293	5.59
Exercised	(1,239)	4.05
Canceled	(699)	10.06

Outstanding at December 31, 2000	3,709	6.62
Granted	711	6.02
Exercised	(75)	1.17
Canceled	(203)	8.15

Outstanding at December 31, 2001	4,142	6.54
Granted	2,759	4.23
Exercised	(337)	1.40
Canceled	(610)	6.04

Outstanding at December 31, 2002	5,954	$5.82

        Additional information regarding options outstanding as of December 31, 2002 is as follows (shares in thousands):

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.17 - $2.00	1,001	6.18	$1.67	801	$1.60
$2.75 - $3.20	1,086	8.72	2.90	20	3.20
$5.15 - $5.15	1,284	9.34	5.15	469	5.15
$5.60 - $8.46	858	7.27	6.14	495	6.14
$10.40 - $10.40	1,725	6.30	10.40	1,598	10.40

	5,954	7.52	$5.82	3,383	$6.96

        At December 31, 2002, there were no shares available for future grant under the Plans. At December 31, 2002 and 2001 options to purchase 3,382,937 shares and 2,461,607 shares, respectively, were exercisable.

Stock-Based Compensation

        Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded deferred stock compensation of $0, $136,000, and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts have been reflected as components of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two-to-four year vesting periods of the options using the graded vesting method. In the years ended December 31, 2002, 2001 and 2000, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Year Ended December 31,
	2002	2001	2000
Research and development expense	$86	$213	$139
Selling, general and administrative expense	419	1,034	677

Total	$505	$1,247	$816

        If the Company had recognized compensation expense based upon the fair value of stock option awards, including shares issued under the Employee Stock Purchase Plan (collectively called "options"), at the grant date consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
Net loss as reported	$(5,038)	$(1,167)	$(20,789)
Net loss pro forma	$(10,703)	$(6,423)	$(26,328)
Net loss per common share—basic and diluted as reported	$(0.23)	$(0.11)	$(12.20)
Net loss per common share—basic and diluted pro forma	$(0.49)	$(0.62)	$(15.45)

        The fair value of the options is estimated as of the grant date using the Black-Scholes option pricing model assuming a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plans
	2002	2001	2000
Expected stock price volatility	126%	88%	170%
Risk-free interest rate	3.1%	5.2%	6.3%
Expected life of options	2.9 years	7.1 years	6.9 years

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000 was $3.02, $4.77 and $5.47 per share, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31, 2002, 2001 and 2000 was $3.68, $1.38 and $2.48 per share, respectively.

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

1997 Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2002,

642,494 shares had been issued under this plan and a total of 197,450 shares of common stock are reserved for future issuance under the plan.

Stock Reserved for Issuance

        At December 31, 2002, the Company had reserved shares of common stock for issuance as follows (in thousands):

Issuance under the Plans	0
Employee Stock Purchase Plan	197
Warrants	221

Total	418

401(k) Plan

        The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the plan.

Note 17. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(85)	$85	$—
State	70	75	100
Foreign	25	—	—

Total Current	$10	$160	$100

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
U.S. federal tax benefit at statutory rate	$(1,760)	$(349)	$(7,481)
Federal alternative minimum taxes	(85)	85	—
State	70	75	100
Foreign	25	—	—
Unutilized net operating losses	1,760	349	7,481

Total	$10	$160	$100

        Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$20,394	$12,998
Tax credit carryforwards	2,378	2,059
Inventory related items	3,119	6,501
Reserves and accruals	1,136	3,763
Deferred revenue	11,526	12,684
Capitalized research and development costs	1,208	433
Depreciation and amortization	994	738
Other, net	—	40

Total deferred tax assets	40,755	39,216
Valuation allowance	(40,609)	(39,216)

Deferred tax assets	$146	$—
Deferred tax liabilities:
Other, net	(146)	—

Total deferred tax liabilities	$(146)	$—
Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.4 million, decreased by $1.2 million and increased by $18.2 million during 2002, 2001 and 2000, respectively.

        As of December 31, 2002 the Company had net operating loss carryforwards for federal income tax purposes of approximately $56.4 million, which expire in the years 2010 through 2022, federal research and experimentation tax credits of approximately $1.2 million, which expire in the years 2007 through 2022, and federal alternative minimum tax credits of approximately $216,000, which have no expiration. The Company also had net operating loss carryforwards for state income tax purposes of approximately $24.8 million, which expire in the years 2005 and 2010, and California research and experimentation credits of approximately $1.2 million, which have no expiration. The Company also had other state tax credits of approximately $325,000, which begin to expire in 2005.

        Utilization of the Company's net operating loss may be subject to annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of net operating loss before utilization.

Note 18. Comprehensive Loss

        The following are the components of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net loss	$(5,038)	$(1,167)	$(20,789)
Unrealized loss on short-term investments	—	(4)	2

Comprehensive loss	$(5,038)	$(1,171)	$(20,787)

OMNICELL, INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except per share amounts)
(unaudited)

	Mar 31, 2001	Jun 30, 2001	Sept 30, 2001	Dec 31, 2001	Mar 31, 2002	Jun 30, 2002	Sept 30, 2002	Dec 31, 2002
Statement of Operations Data:
Product revenues	$16,726	$18,549	$19,308	$20,918	$21,030	$21,212	$14,167	$16,425
Service and other revenues	2,261	2,291	3,371	3,477	3,389	3,730	3,695	4,042

Total revenues	18,987	20,840	22,679	24,395	24,419	24,942	17,862	20,467
Cost of product revenues	5,421	6,592	6,970	7,762	7,985	8,013	6,792	7,518
Cost of service and other revenues	1,739	1,649	1,389	1,245	1,382	2,029	1,393	1,306

Total cost of revenues	7,160	8,241	8,359	9,007	9,367	10,042	8,185	8,824

Gross profit	11,827	12,599	14,320	15,388	15,052	14,900	9,677	11,643
Operating expenses:
Research and development	2,605	2,976	2,897	2,553	2,678	2,201	2,410	2,681
Selling, general and administrative	10,456	10,558	10,966	11,703	11,004	10,983	10,878	11,902
Restructuring	—	—	—	(150)	—	—	—	1,723
Purchase of in-process research and development	—	—	—	—	—	—	—	715

Total operating expenses	13,061	13,534	13,863	14,106	13,682	13,184	13,288	17,021

Income (loss) from operations	(1,234)	(935)	457	1,282	1,370	1,716	(3,611)	(5,328)
Other income	184	106	228	246	677	174	198	438
Other expense	(770)	(357)	(169)	(45)	(457)	(87)	(15)	(53)

Income (loss) before provision for income taxes	(1,820)	(1,186)	516	1,483	1,590	1,803	(3,428)	(4,993)
Provision (benefit) for income taxes	25	25	25	85	(60)	25	25	20

Net income (loss)	$(1,845)	$(1,211)	$491	$1,398	$1,650	$1,778	$(3,453)	$(5,013)

Net income (loss) per common share:
Basic	$(0.67)	$(0.43)	$0.04	$0.07	$0.08	$0.08	$(0.16)	$(0.23)

Diluted	$(0.67)	$(0.43)	$0.02	$0.06	$0.07	$0.08	$(0.16)	$(0.23)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for inventory reserve

For the year ended:	Balance at beginning of year	Reserve expenses	Charged to other accounts	Deductions	Balance at end of year
December 31, 2000	$16,131	$878	—	$(5,481)	$11,528
December 31, 2001	$11,528	$3,365	—	$(1,830)	$13,063
December 31, 2002	$13,063	$2,596	—	$(12,532)	$3,127

Allowance for doubtful accounts

For the year ended:	Balance at beginning of year	Reserve expenses	Charged to other accounts	Deductions	Balance at end of year
December 31, 2000	$338	$65	—	$(31)	$372
December 31, 2001	$372	$120	—	$(36)	$456
December 31, 2002	$456	$250	—	$(241)	$465

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 28, 2002	By:	/s/ DENNIS P. WOLF Dennis P. Wolf Vice President of Operations, Finance and Administration, and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and Dennis P. Wolf, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 28, 2002
/s/ DENNIS P. WOLF Dennis P. Wolf	Executive Vice President of Operations, Finance and Administration, And Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ CHARLES J. BARNETT Charles J. Barnett	Director	March 28, 2002
Christopher J. Dunn	Director
/s/ FREDERICK J. DOTZLER Frederick J. Dotzler	Director	March 28, 2002
/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	Director	March 28, 2002

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	March 28, 2002
/s/ JOHN D. STOBO, JR. John D. Stobo, Jr.	Director	March 28, 2002
/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 28, 2002

CERTIFICATIONS

I, Randall A. Lipps, certify that:

1.
I have reviewed this annual report on Form 10-K of Omnicell, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ RANDALL A. LIPPS Randall A. Lipps President and Chief Executive Officer

I, Dennis P. Wolf, certify that:

1.
I have reviewed this annual report on Form 10-K of Omnicell, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ DENNIS P. WOLF Dennis P. Wolf Executive Vice President, Operations, Finance and Administration and Chief Financial Officer

Exhibit No.	Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(2)	Bylaws of Omnicell, Inc.
4.1(3)	Form of Common Stock Certificate.
4.2(3)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.3(4)	Warrant Agreement, dated January 23, 1995, between Omnicell and Comdisco, Inc.
4.4(5)	Warrant Agreement, dated September 29, 1995, between Omnicell and Comdisco, Inc.
4.5(6)	Warrant, dated December 31, 2000, between Omnicell and Silicon Valley Bank.
4.6(7)	Warrant, dated October 31, 2001, between Omnicell and Ascension Health Ventures, LLC.
4.7(8)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1(3)	Real Property Lease, dated September 24, 1999, between W.F. Batton & Co., Inc. and Omnicell, as amended.
10.2(3)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.3(3)	Real Property Lease, dated April 3, 1996, between O'Donnell Palo Alto Associates and Omnicell.
10.4(3)	Real Property Lease, dated March 25, 1994, between W.F. Batton & Co., Inc. and Omnicell as amended.
10.5(3)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.6(3)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.7(3)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.8(3)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.9(3)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.10	Loan and Security Agreement, dated August 1, 2002, between Silicon Valley Bank and Omnicell, as amended December 31, 2002.
10.11(1)(9)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.12(3)	Form of Director and Officer Indemnity Agreement.
10.13(3)	1992 Equity Incentive Plan, as amended.
10.14(3)	1995 Management Stock Option Plan.
10.15(3)	1997 Employee Stock Purchase Plan, as amended.
10.16(10)	1999 Equity Incentive Plan, as amended.

10.17(3)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.18(3)	Employment Agreement, dated December 13, 1993, between Omnicell and Sheldon D. Asher.
10.19(3)(9)	Service Agreement, dated August 1, 1998, between Omnicell and Dade Behring, Inc., as amended.
10.20(3)(9)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.21	Employment Agreement, dated January 16, 2003, between Omnicell and Dennis P. Wolf.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
99.1	Certification

(1)
Previously filed as Exhibit 3.3.2 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(2)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(3)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, filed on March 14, 2001 and incorporated herein by reference.

(4)
Previously filed as Exhibit 4.4 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(5)
Previously filed as Exhibit 4.6 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(6)
Previously filed as Exhibit 4.8 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(7)
Previously filed as Exhibit 4.6 to our Annual Report on Form 10-K, filed on March 27, 2002 and incorporated by reference herein.

(8)
Previously filed as Exhibit 99.2 to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated by reference herein.

(9)
Confidential treatment has been granted for a portion of this exhibit.

(10)
Previously filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q, filed on November 14, 2002 and incorporated herein by reference.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2002
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
OMNICELL, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) (in thousands, except share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
OMNICELL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OMNICELL, INC. CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA (in thousands, except per share amounts) (unaudited)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS