Form 10-K/A
period 2002-12-31
OMNICELL INC /CA/
filed 2003-03-31
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

Omnicell, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002. This Form 10-K/A is being filed for the sole purpose of correcting typographical errors in Item 5 and in the Signatures page to the Company's Form 10-K which was originally filed on March 28, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)  Market for Our Common Stock

        The Company's common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "OMCL" since August 7, 2001. The following table sets forth for the period indicated the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market. The reported last sale price of the Company's common stock on the Nasdaq National Market on February 28, 2003 was $3.00.

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

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 31, 2003	By:	/s/ DENNIS P. WOLF Dennis P. Wolf Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 28, 2003	By:	/s/ DENNIS P. WOLF Dennis P. Wolf Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signatures	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 28, 2003
/s/ DENNIS P. WOLF Dennis P. Wolf	Executive Vice President of Operations, Finance and Administration, And Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ CHARLES J. BARNETT Charles J. Barnett	Director	March 28, 2003
Christopher J. Dunn	Director
/s/ FREDERICK J. DOTZLER Frederick J. Dotzler	Director	March 28, 2003
/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	Director	March 28, 2003

66

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	March 28, 2003
/s/ JOHN D. STOBO, JR. John D. Stobo, Jr.	Director	March 28, 2003
/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 28, 2003

67

CERTIFICATIONS

I, Randall A. Lipps, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Omnicell, Inc.;

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

Date: March 31, 2003
/s/ RANDALL A. LIPPS Randall A. Lipps President and Chief Executive Officer

I, Dennis P. Wolf, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Omnicell, Inc.;

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

Date: March 31, 2003
/s/ DENNIS P. WOLF Dennis P. Wolf Executive Vice President, Operations, Finance and Administration and Chief Financial Officer

Exhibit No.	Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(11)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(2)	Bylaws of Omnicell, Inc.
4.1(3)	Form of Common Stock Certificate.
4.2(3)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.3(4)	Warrant Agreement, dated January 23, 1995, between Omnicell and Comdisco, Inc.
4.4(5)	Warrant Agreement, dated September 29, 1995, between Omnicell and Comdisco, Inc.
4.5(6)	Warrant, dated December 31, 2000, between Omnicell and Silicon Valley Bank.
4.6(7)	Warrant, dated October 31, 2001, between Omnicell and Ascension Health Ventures, LLC.
4.7(8)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1(3)	Real Property Lease, dated September 24, 1999, between W.F. Batton & Co., Inc. and Omnicell, as amended.
10.2(3)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.3(3)	Real Property Lease, dated April 3, 1996, between O'Donnell Palo Alto Associates and Omnicell.
10.4(3)	Real Property Lease, dated March 25, 1994, between W.F. Batton & Co., Inc. and Omnicell as amended.
10.5(3)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.6(3)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.7(3)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.8(3)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.9(3)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.10(11)	Loan and Security Agreement, dated August 1, 2002, between Silicon Valley Bank and Omnicell, as amended December 31, 2002.
10.11(1)(9)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.12(3)	Form of Director and Officer Indemnity Agreement.
10.13(3)	1992 Equity Incentive Plan, as amended.
10.14(3)	1995 Management Stock Option Plan.
10.15(3)	1997 Employee Stock Purchase Plan, as amended.
10.16(10)	1999 Equity Incentive Plan, as amended.
10.17(3)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.18(3)	Employment Agreement, dated December 13, 1993, between Omnicell and Sheldon D. Asher.

10.19(3)(9)	Service Agreement, dated August 1, 1998, between Omnicell and Dade Behring, Inc., as amended.
10.20(3)(9)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.21(11)	Employment Agreement, dated January 16, 2003, between Omnicell and Dennis P. Wolf.
21.1(11)	Subsidiaries of the Registrant.
23.1(11)	Consent of Ernst & Young LLP, Independent Auditors.
24.1(11)	Powers of Attorney. Reference is made to the signature page to this report.
99.1	Certification

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

(11)
Previously filed as the like-numbered exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated by reference herein.

QuickLinks

Explanatory Note
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS