Form 10-Q
period 2003-03-31
OMNICELL INC /CA/
filed 2003-05-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 30, 2003 there were 22,324,879 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002 (1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,063	$21,400
Short-term investments	85	85
Accounts receivable, net	9,878	10,644
Inventories	10,345	12,741
Prepaid expenses and other current assets	3,156	3,575
Total current assets	46,527	48,445
Property and equipment, net	4,703	5,026
Other assets	10,188	12,071
Total assets	$61,418	$65,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614	$5,975
Accrued liabilities	10,773	11,695
Deferred service revenue	12,574	11,598
Deferred gross profit	16,620	18,008
Current portion of note payable	1,204	1,197
Total current liabilities	43,785	48,473
Note payable	—	305
Other long-term liabilities	458	458
Commitments and contingencies
Stockholders’ equity	17,175	16,306
Total liabilities and stockholders’ equity	$61,418	$65,542

(1)                                  Derived from the December 31, 2002 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues:
Product revenues	$17,557	$21,030
Service and other revenues	4,517	3,389
Total revenues	22,074	24,419
Cost of revenues:
Cost of product revenues	7,706	7,985
Cost of service and other revenues	1,747	1,382
Total cost of revenues	9,453	9,367
Gross profit	12,621	15,052
Operating expenses:
Research and development	2,368	2,678
Selling, general and administrative	9,871	11,004
Total operating expenses	12,239	13,682
Income from operations	382	1,370
Interest and other income	124	677
Interest and other expense	(46)	(457)
Income before provision (benefit) for income taxes	460	1,590
Provision (benefit) for income taxes	16	(60)
Net income	$444	$1,650

Net income per share—basic	$0.02	$0.08

Net income per share—diluted	$0.02	$0.07

Weighted average shares outstanding—basic	22,104	21,514

Weighted average shares outstanding—diluted	22,783	22,964

See accompanying notes.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Operating activities:
Net income	$444	$1,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	743	869
Changes in operating assets and liabilities:
Accounts receivable, net	766	3,492
Inventories	2,396	(1,521)
Prepaid expenses and other current assets	419	(38)
Other assets	1,844	267
Accounts payable	(3,361)	754
Accrued liabilities	(922)	(2,490)
Deferred service revenue	976	1,089
Deferred gross profit	(1,388)	(5,915)
Note payable	(298)	—
Other long-term liabilities	—	(43)
Net cash provided by (used in) operating activities	1,619	(1,886)
Investing activities:
Purchases of short-term investments	—	(2,053)
Purchases of property and equipment	(325)	(648)
Net cash used in investing activities	(325)	(2,701)
Financing activities:
Proceeds from issuance of common stock	369	641
Net cash provided by financing activities	369	641
Net increase (decrease) in cash and cash equivalents	1,663	(3,946)
Cash and cash equivalents at beginning of period	21,400	16,912
Cash and cash equivalents at end of period	$23,063	$12,966

Supplemental cash flow information:
Cash paid for interest	$8	$—

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

The Company’s solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. The Company sells and leases its products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, outpatient surgery centers, catheterization labs and clinics.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, APRS, Inc. and Omnicell HealthCare Canada, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

Use of Estimates

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account, trade receivables, and sales-type lease receivables. The Company’s products are primarily sold to customers and to distributors. No one customer accounted for more than 10% of revenues in the three months ended March 31, 2003 and 2002.

The majority of revenues is generated from customers in North America. Revenues generated from customers in North America for the three months ended March 31, 2003 and 2002 totaled 97% and 95% of total revenues, respectively.

One leasing company accounted for 12% of accounts receivable at March 31, 2003. The same leasing company accounted for 12% of accounts receivable at December 31, 2002.

Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company has adopted a policy for measuring goodwill for impairment when indicators of impairment exist, and at least on an annual basis. No impairment of goodwill was recognized for the three months ended March 31, 2003. The Company did not have any goodwill as of March 31, 2002.

Purchased intangible assets include software and customer relationships acquired in a business combination. Purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the three months ended March 31, 2003. The Company did not have any purchased intangible assets as of March 31, 2002.

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or for lease. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” are recognized when persuasive evidence of an arrangement exists; delivery and installation has occurred or services have been rendered; Omnicell’s price to the customer is fixed and determinable; and collectibility is reasonably assured.

Revenues from leasing arrangements are recognized in accordance with SFAS No. 13, “Accounting for Leases,” upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped to the customer but not yet installed at the customer site.

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

Revenues from the Company’s Internet-based procurement application are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three months ended March 31, 2003 and 2002, and are included in service and other revenues.

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. At March 31, 2003 and December 31, 2002, the balance of capitalized software development costs was approximately $1.1 million and $1.5 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.4 million and $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” This accounting standard, as amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure” permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Omnicell only recognizes compensation expense for stock awards issued to employees when awards are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123. The fair value of these options was estimated using a Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net income as reported	$444	$1,650
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	63	185
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(902)	(1,372)
Net income (loss) pro forma	$(395)	$463
Net income per share - basic as reported	$0.02	$0.08
Net income (loss) per share - basic pro forma	$(0.02)	$0.02
Net income per share - diluted as reported	$0.02	$0.07
Net income (loss) per share - diluted pro forma	$(0.02)	$0.02

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company has two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company’s chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company’s long-lived assets are located in the United States.

For the three months ended March 31, 2003 and 2002, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Internetbased e-commerce business operating segment generated less than one and a half percent of consolidated revenues in the three months ended March 31, 2003 and 2002. The operating loss generated by the e-commerce segment was approximately $0.1 million and $0.3 million in the three months ended March 31, 2003 and 2002, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the three months ended March 31, 2003, options to purchase 4,147,557 shares with an exercise price greater than $2.86, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share. For the three months ended March 31, 2002, options to purchase 1,922,483 shares with an exercise price greater than $7.43, the average fair market value per share for the period, were excluded from the calculation of diluted net income per share.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Historical:
Basic:
Net income	$444	$1,650

Weighted average shares of common stock outstanding	22,151	21,732
Less: Weighted average shares subject to repurchase	(47)	(218)
Weighted average shares outstanding-basic	22,104	21,514

Net income per share	$0.02	$0.08

Diluted:
Net income	$444	$1,650

Weighted average shares of common stock outstanding	22,151	21,732
Less: Weighted average shares subject to repurchase	(47)	(218)
Add: Dilutive effect of employee stock options and warrants	679	1,450
Weighted average shares outstanding-diluted	22,783	22,964

Net income per share	$0.02	$0.07

Recent Accounting Pronouncement

In January 2003, FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Omnicell does not expect the adoption of FIN 46 to have a material impact on its operating results or financial condition.

Note 2. Acquisitions

Medisafe

On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million due upon the completion of certain obligations by Medisafe anticipated not to be later than six months, and $0.5 million due over the next four years in equal annual installments of $125,000 representing guaranteed minimum royalties. In addition, the Company incurred approximately $20,000 of acquisition related costs. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired and purchased in-process research and development costs, based on an independent third-party valuation, as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588
Purchase price	$3,021

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred. There have been no additional royalty payments since the acquisition.

APRS, Inc.

On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from Omnicell’s reported 2002 results. In connection with the acquisition, Omnicell paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired, liabilities assumed, and purchased in-process research and development costs, based on an independent third-party valuation obtained in the fourth quarter of 2002, as follows (in thousands):

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from Medisafe and APRS, Inc. Acquisitions

Intangible assets resulting from the Medisafe and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	March 31, 2003	Amortization Life

Service contracts	$268	5 years
Computer software	2,802	5-6 years
Total purchased intangible assets	3,070
Accumulated amortization	(75)
Net purchased intangible assets	$2,995

Estimated future amortization expense of the purchased intangible assets at March 31, 2003 is as follows (in thousands):

2003 (remaining 9 months)	$332
2004	$599
2005	$599
2006	$599
2007	$581
2008	$285
Total	$2,995

Note 3. Leasing Arrangements

For the three months ended March 31, 2003 and 2002, sales of medication and supply dispensing systems sold under net salestype lease agreements totaled approximately $9.8 million and $6.0 million, respectively. For the three months ended March 31, 2003 and 2002, customer lease receivables sold to third-party leasing companies totaled approximately $11.1 million and $5.7 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under a lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. At March 31, 2003 and December 31, 2002, accounts receivable included $1.4 million at both dates due from finance companies for lease receivables sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$6,674	$7,957
Work-in-process	458	896
Finished goods	3,213	3,888
Total	$10,345	$12,741

Note 5. Other Assets—Purchased Residuals

Although the Company had no contractual obligations to do so, in July 2002, the Company executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the lease term. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals at March 31, 2003 and December 31, 2002 is $2.8 million and $2.9 million, respectively, and is recorded in other assets.

Note 6. Restructuring

In October 2002, the Company initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 10%, or 39 employees, including two in manufacturing, seven in research and development and 30 in selling, general and administrative positions. The Company recorded restructuring costs of $1.7 million in the fourth quarter of 2002 primarily related to employee severance and benefits. During the first quarter of 2003, the Company paid $0.8 million mainly for severance and benefit costs. As of March 31, 2003, the restructuring reserve balance was $0.3 million, which will be paid through November 2003.

The following table sets forth the restructuring reserve activity for the first quarter of 2003 (in thousands):

	Severance and Benefits	Other	Total

Balance at December 31, 2002	$1,040	$22	$1,062
Cash payments	(749)	(22)	(771)
Balance at March 31, 2003	$291	$—	$291

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2003	December 31, 2002

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$22,280	$24,285
Cost of sales, excluding installation costs	(5,660)	(6,277)
Total	$16,620	$18,008

Note 8. Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months. As of March 31, 2003 and December 31, 2002, the balance due on the promissory note was $1.2 million and $1.5 million, respectively.

Note 9. Credit Facilities

On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility, which together total $12.5 million. The credit agreement pertaining to these credit facilities was modified on December 31, 2002 to reflect the Company’s current financial position. The revolving credit facility provides the Company with advances of up to 65% of “eligible receivables” (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of Omnicell’s assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.0%. The non-revolving credit facility provides the Company with advances of up to $5.0 million, and expires on July 31, 2003. Advances under this credit facility will be paid over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of Omnicell’s assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, the Company has agreed not to pledge its intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders’ equity and balance sheet liquidity and restrictions on the payment of dividends. As of March 31, 2003 and December 31, 2002, the Company had no outstanding borrowings under either of the credit facilities and was in compliance with the applicable covenants.

Note 10. Guarantees

In November 2002, FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must make certain disclosures in its interim and annual financial statements. The disclosure requirements are effective for financial statements or interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In the ordinary course of business, the Company, in the majority of its sales agreements with healthcare facilities, guarantees uptime and in some instances the response time of its products. Such guarantees vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such guarantees cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these guarantees in any material amounts. In addition, the Company believes that the likelihood of a payment being triggered under these guarantees is not significant. Accordingly the Company does not have any liabilities recorded for these guaranties as of March 31, 2003.

In the ordinary course of business, the Company, from time to time, enters into sales agreements with healthcare facilities that obligate the Company to make fixed payments upon the occurrence or non-occurrence of certain events. Such obligations primarily relate to instances where the Company has agreed to payments conditional on not meeting certain performance or delivery requirements. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such obligations cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these obligations in any material amounts. In addition, the Company believes that the likelihood of a payment being triggered under these obligations is not significant. Accordingly the Company does not have any liabilities recorded for these guaranties as of March 31, 2003.

Note 11. Deferred Stock Compensation

Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded no deferred stock compensation during the three months ended March 31, 2003 and 2002. Deferred stock compensation has been reflected as components of stockholders’ equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three months ended March 31, 2003 and 2002, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended March 31,
	2003	2002

Research and development expense	$11	$32
Selling, general and administrative expenses	52	153
Total	$63	$185

Note 12. Shareholder Rights Plan

On February 6, 2003, the Company’s Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Plan”).  Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company.  The dividend is payable on February 27, 2003 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $50.00 per one one-hundredth of a Preferred Share, subject to adjustment.

The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person.The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between the Company and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of Company’s common stock. At no time will the Rights have any voting power.  The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by the Company.

Note 13. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2003	2002

Net income	$444	$1,650
Unrealized loss on short-term investments	—	(40)
Comprehensive income	$444	$1,610

Note 14. Subsequent Events

In April 2003, Omnicell initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 12 employees, including three in manufacturing, one in research and development and eight in selling, general, and administrative positions. As a result, the Company recorded a restructuring charge of approximately $0.5 million in April 2003 primarily relating to employee severance and benefit costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains predictions, estimates and other forwardlooking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results” contained elsewhere in this report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Overview

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In 2002, we acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. As of March 31, 2003, we had installed or released for installation 25,472 of our medication and supply dispensing systems at 1,384 healthcare facilities.

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

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers include internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of medication and supply dispensing systems that has shipped to customers but has not yet been installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. We increased our product backlog by $2.2 million during the quarter to $30.5 million at March 31, 2003.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

Management believes there have been no significant changes during the three months ended March 31, 2003, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2003 and 2002, expressed as a percentage of total revenues for these periods:

	Three Months Ended March 31,
	2003	2002
Revenues:
Product revenues	79.5%	86.1%
Service and other revenues	20.5	13.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	34.9	32.7
Cost of service and other revenues	7.9	5.7
Total cost of revenues	42.8	38.4
Gross profit	57.2	61.6
Operating expenses:
Research and development	10.8	11.0
Selling, general, and administrative	44.7	45.0
Total operating expenses	55.5	56.0
Income from operations	1.7	5.6
Interest and other income	0.6	2.8
Interest and other expense	(0.2)	(1.9)
Income before provision (benefit) for income taxes	2.1	6.5
Provision (benefit) for income taxes	0.1	(0.3)
Net income	2.0%	6.8%

Revenues

Total revenues decreased 9.6% to $22.1 million for the three months ended March 31, 2003 from $24.4 million in the same period in 2002.

Product revenues decreased 16.5% to $17.6 million for the three months ended March 31, 2003 from $21.0 million in the same period in 2002. The decrease in product revenues for the three months ended March 31, 2003 was due primarily to a decrease in the number of installed medication and supply dispensing systems in the first three months of 2003 compared to the same period in the prior year.

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our Internet-based procurement application. Service and other revenues increased 33.3% to $4.5 million for the three months ended March 31, 2003 from $3.4 million in the same period in 2002. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems.

Cost of Revenues

Total cost of revenues increased 0.9% to $9.5 million for the three months ended March 31, 2003 from $9.4 million in the same period in 2002. For the three months ended March 31, 2003, cost of revenues was 42.8% of total revenues as compared to 38.4% in the same period in 2002.

Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems. Cost of product revenues decreased 3.5% to $7.7 million for the three months ended March 31, 2003 from $8.0 million in the same period in 2002. Gross profit on product sales was $9.9 million, or 56.1% of product revenues for the three months ended March 31, 2003, as compared to $13.0 million, or 62.0% of product revenues in the same period in 2002. The decrease in the gross profit percentage on product revenues was due to fewer higher margin sales and higher interface costs.

Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues increased 26.4% to $1.7 million for the three months ended March 31, 2003 from $1.4 million in the same period in 2002. For the three months ended March 31, 2003, gross margin on service and other revenues was $2.8 million, or 61.3% of service and other revenues as compared to $2.0 million, or 59.2% of service and other revenues in the same period in 2002. The increase in gross margin on service and other revenues in the three months ended March 31, 2003 reflect a reduction in costs from servicing a larger installed base of customers, which typically requires less support in later years. This reduction in costs was partially offset by costs incurred as a result of moving our servicing efforts from an outsourced model to a model in which we use both our internal support group and support from a third-party service provider.

Operating Expenses

Research and Development.  Research and development expenses declined 11.6% to $2.4 million for the three months ended March 31, 2003, from $2.7 million in the same period in 2002. The decrease was due primarily to lower salary related expenses as a result of our October 2002 restructuring, partially offset by a reduction in the amount of capitalized software development costs relating to a major upgrade in 2002 to the Company’s application software. Research and development expenses decreased as a percentage of total revenues to 10.8% in three months ended March 31, 2003 compared to 11.0% in the same period in 2002.

Selling, General and Administrative.  Selling, general and administrative costs decreased 10.3% to $9.9 million for the three months ended March 31, 2003 from $11.0 million in the same period in 2002. The decline in selling, general and administrative expenses reflect lower salary related expenses as a result of the October 2002 restructuring and a reduction in travel costs, partially offset by higher professional fees for legal and accounting services. Selling, general and administrative costs decreased as a percentage of total revenues to 44.7% in three months ended March 31, 2003 compared to 45.0% in the same period in 2002.

Interest and Other Income

Interest and other income decreased to $0.1 million for the three months ended March 31, 2003 from $0.7 million in the same period in 2002. The decrease in interest and other income was due primarily to a gain in the first quarter of 2002 of $0.5 million from a sale of an investment in equity securities of a privately held company. The entire balance for the three months ended March 31, 2003 and the remaining balance of $0.2 million in the same period in 2002 were comprised primarily of interest income from cash, short-term investments, and notes receivable from stockholders.

Interest and Other Expense

Interest and other expense decreased to $46,000 for the three months ended March 2003 from $0.5 million in the same period in 2002. This decrease was primarily due to a write-off of an investment in equity securities of a privately held company of $0.4 million that was deemed impaired in the first quarter of 2002.

Provision (Benefit) for Income Taxes

A provision for income taxes was recorded for the three months ended March 31, 2003 and a benefit for income taxes was recorded for the three months ended March 31, 2002. The benefit recorded in the three months ended March 31, 2002 was due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002. This change in law modified the calculation of the Alternative Minimum Tax that was calculated in prior periods.

Backlog

During the fourth quarter of 2002, we changed our focus from growing deferred gross profit which is based on shipment growth to growing product backlog which is based on order growth. Our product backlog increased $2.2 million to $30.5 million as of March 31, 2003, from $28.3 million as of December 31, 2002.

Liquidity and Capital Resources

As our primary source of liquidity, we held cash, cash equivalents and short-term investments of $23.1 million as of March 31, 2003 compared to $21.5 million as of December 31, 2002. Our funds are currently invested in institutional money market funds and short-term interest-bearing securities.

We generated cash of $1.6 million in operating activities during the first three months of 2003 compared to $1.9 million used in operating activities in the first three months of 2002. The increase in cash flows from operating activities resulted primarily from the timing of shipments and installations impacting deferred gross profit, lower inventories, and the reduction of the downward movement in accrued liabilities. In addition, $1.6 million of cash was provided in the first three months of 2003 from the sale of a portion of our lease portfolio included within other assets and prepaid expenses and other current assets. These amounts were partially offset by the reduction in net income, a reduction in accounts payable and a decrease in collections of our accounts receivable.

We used $0.3 million of cash in investing activities in the three months ended March 31, 2003 compared to $2.7 million used in the same period in 2002. Cash used by investing activities consisted of expenditures for property and equipment of $0.3 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively. Additionally, net purchases of short-term investments were zero in the three months ended March 31, 2003 compared to net purchases of $2.1 million for the three months ended March 31, 2002.

We generated $0.4 million from financing activities in the three months ended March 31, 2003 compared to $0.6 million generated in the first three months of 2002. Financing activities consisted of raising funds through issuances of our common stock as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

On August 1, 2002, we established with a bank a revolving credit facility and a non-revolving credit facility, which together total $12.5 million. The credit agreement pertaining to these credit facilities was modified on December 31, 2002 to reflect our current financial position. The revolving credit facility provides us with advances of up to 65% of “eligible receivables” (as defined), up to $7.5 million, and expires on July 31, 2003. Any advances under the revolving credit facility would be secured by substantially all of Omnicell’s assets. Interest under the revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.0%. The non-revolving credit facility provides us with advances of up to $5.0 million, and expires on July 31, 2003. Advances under this credit facility will be paid over a 36-month period. Any advances under the non-revolving credit facility would be secured by substantially all of Omnicell’s assets. Interest under the non-revolving credit facility is payable at an annual rate equal to our lender’s prime rate plus 1.5%. For both the revolving and non-revolving credit facilities, we have agreed not to pledge our intellectual property, including patents, copyrights and trademarks, to any other party, other than in the normal course of business. In addition, both credit facilities contain covenants that include limitations on indebtedness and liens, in addition to thresholds relating to stockholders’ equity and balance sheet liquidity and restrictions on the payment of dividends. As of March 31, 2003, we had no outstanding borrowings under either of the credit facilities and were in compliance with applicable covenants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk related to changes in interest rates, foreign currency exchange rates and equity prices from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

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

We had net losses of $26.3 million, $20.8, and $1.2 million in 1999, 2000, and 2001 respectively. While we were profitable in the first and second quarters of 2002 and the first quarter of 2003, we had a net loss of $5.0 million for the year ended December 31, 2002. As of March 31, 2003, we had an accumulated deficit of approximately $98.6 million. We can not assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

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

U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, their lease payments could be delayed or stopped which could significantly impair our ability to recognize revenues on future sales to U.S. government customers and result in a write down of our unsold leases to U.S. government customers. As of March 31, 2003 the balance of our unsold leases to U.S. government customers was $0.9 million.

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

Our products provide medication management and supply chain solutions for healthcare. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products is defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

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

If our new Omnicell PharmacyCentral and SafetyMed products do not achieve market acceptance, our sales and operating results will be affected.

We acquired two new products during 2002, Omnicell PharmacyCentral and SafetyMed, both of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval and bedside automation. Our business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these systems, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such systems will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral and SafetyMed requires inter-operability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

We may not be able to successfully integrate acquired businesses or technologies into our existing business.

As a part of our business strategy, we recently acquired SafetyMed and Omnicell PharmacyCentral and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired businesses effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•                  uncertain availability of suitable businesses, products or technologies for acquisition on terms acceptable to us;

•                  difficulties in combining previously separate businesses into a single unit;

•                  the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;

•                  the discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;

•                  the failure to achieve anticipated benefits such as cost savings and revenue enhancements;

•                  difficulties related to assimilating the products of an acquired business; and

•                  failure to understand and compete effectively in markets in which we have limited previous experience.

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

While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August of 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are “covered entities” under HIPAA. Because Omnicell may be considered a “business associate” under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February of 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April of 2005. We cannot predict the potential impact of rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

We adopted a stockholder rights plan that may discourage, delay or prevent a merger or acquisition that is beneficial to our stockholders.

In February 2003, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a merger or acquisition that is beneficial to our stockholders by diluting the ability of a potential acquiror to acquire us. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

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

Recently enacted and proposed changes in securities and other laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Item 4. CONTROLS AND PROCEDURES

Omnicell has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely and made in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including Omnicell’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that Omnicell’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by Omnicell in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Omnicell re-evaluated certain of its internal controls in connection with the restatement of its financial statements for the three and nine months ended September 30, 2002 filed with the Securities and Exchange Commission on February 14, 2003, and has completed the implementation of additional internal controls relating to the recording of revenue on installation of product at customer sites, which includes a policy of requiring written acknowledgement from customers upon the completion of product installation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2003, Omnicell’s board of directors adopted a Preferred Share Purchase Rights Plan (“Rights Plan”) under which Omnicell issued as a dividend certain rights to all holders of its common stock to acquire additional shares of common stock at a discount price under certain circumstances. The dividend of the Rights was made to holders of record of Omnicell’s common stock as of February 27, 2003 and shares of common stock that are newly issued after this date will also carry Rights. The Rights Plan is to provide protection to stockholders from various unsolicited and abusive takeover tactics, including attempts to acquire control of Omnicell at an inadequate price or treat all stockholders equally. Under the Rights Plan, each stockholder received one Right for each share of Omnicell’s outstanding common stock held by the stockholder. Each Right will entitle the holder to purchase one one-hundredth of a share of newly designated Series A Junior Participating Preferred Stock of Omnicell at an initial exercise price of $50. Initially, the Rights are not detachable from Omnicell’s common stock and are not exercisable. Subject to certain exceptions, they become immediately exercisable after any person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of Omnicell’s common stock or 10 business days (or such date as the board of directors may determine) after any person or entity announces a tender or exchange offer that would result in a 15% or greater beneficial ownership level. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of Omnicell’s Common Stock. At no time will the Rights have any voting power. If the Rights become exercisable and a buyer becomes an Acquiring Person, all Rights holders, except the Acquiring Person, will be entitled to purchase, for each Right held, $100 worth of Omnicell’s common stock for $50. Omnicell’s board of directors may amend or terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 15% of Omnicell’s common stock. Issuance of the Rights will not affect the financial position of Omnicell or interfere with its business plans. Issuance of the Rights will not affect reported earnings per share and will not be taxable to Omnicell or Omnicell’s stockholder except under certain circumstance if the Rights become exercisable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the SarbanesOxley Act of 2002, we are required to disclose the non-audit services approved by Omnicell’s Audit Committee to be performed in Omnicell’s external auditor in the three months ended March 31, 2003. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by the Company’s external auditor during the three months ended March 31, 2003 were each approved by the Audit Committee. During the three months ended March 31, 2003, the Audit Committee approved engagements of Ernst & Young LLP, the Company’s external auditor, for the following non-audit services: tax matter consultations concerning state and foreign taxes; and preparation of federal, state, and foreign income tax returns.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.22	Employment Agreement, dated March 7, 2003 between Omnicell and Chusak Siripocanont.
10.23	Employment Agreement, dated April 7, 2003 between Omnicell and Gary E. Wright.
99.1	Certification.

(1)                                  Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities Exchange Commission on November 14, 2001.

(2)                                  Previous filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities Exchange Commission on March 28, 2003.

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)                                 Reports on Form 8-K.

The following report on Form 8-K was filed during the three month period ended March 31, 2003:

(i)                                     On February 14, 2003, we filed a current report on Form 8-K relating to the adoption of a Stockholder Rights Plan by our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 8, 2003
/s/ DENNIS P. WOLF
Dennis P. Wolf Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Randall A. Lipps, certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
/s/ RANDALL A. LIPPS
Randall A. Lipps President and Chief Executive Officer

CERTIFICATION

I, Dennis P. Wolf, certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003
/s/ DENNIS P. WOLF
Dennis P. Wolf Executive Vice President of Operations, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.22	Employment Agreement, dated March 7, 2003 between Omnicell and Chusak Siripocanont.
10.23	Employment Agreement, dated April 7, 2003 between Omnicell and Gary E. Wright.
99.1	Certification.

(1)                                  Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended September 30, 2001, as filed with the Securities Exchange Commission on November 14, 2001.

(2)                                  Previous filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities Exchange Commission on March 28, 2003.

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.