Form 10-Q
period 2003-06-30
OMNICELL INC /CA/
filed 2003-08-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003 there were 22,900,735 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,031	$21,400
Short-term investments	1,981	85
Accounts receivable, net	11,289	10,644
Inventories	8,673	12,741
Prepaid expenses and other current assets	3,447	3,575
Total current assets	51,421	48,445
Property and equipment, net	4,203	5,026
Other assets	9,392	12,071
Total assets	$65,016	$65,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,427	$5,975
Accrued liabilities	12,543	11,695
Deferred service revenue	12,563	11,598
Deferred gross profit	14,667	18,008
Current portion of note payable	908	1,197
Total current liabilities	44,108	48,473
Note payable	—	305
Other long-term liabilities	458	458
Stockholders’ equity	20,450	16,306
Total liabilities and stockholders’ equity	$65,016	$65,542

(1)                                  Derived from the December 31, 2002 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product revenues	$20,447	$21,212	$38,004	$42,242
Service and other revenues	4,694	3,730	9,212	7,119
Total revenues	25,141	24,942	47,216	49,361
Cost of revenues:
Cost of product revenues	8,819	8,013	16,525	15,998
Cost of service and other revenues	1,678	2,029	3,425	3,411
Total cost of revenues	10,497	10,042	19,950	19,409
Gross profit	14,644	14,900	27,266	29,952
Operating expenses:
Research and development	2,106	2,201	4,475	4,879
Selling, general and administrative	10,551	10,983	20,422	21,987
Restructuring and severance charges	630	—	630	—
Total operating expenses	13,287	13,184	25,527	26,866
Income from operations	1,357	1,716	1,739	3,086
Interest and other income	136	174	260	851
Interest and other expense	(32)	(87)	(77)	(544)
Income before provision (benefit) for income taxes	1,461	1,803	1,922	3,393
Provision (benefit) for income taxes	170	25	186	(35)
Net income	$1,291	$1,778	$1,736	$3,428

Net income per share—basic	$0.06	$0.08	$0.08	$0.16

Net income per share—diluted	$0.05	$0.08	$0.07	$0.15

Weighted average shares outstanding—basic	22,382	21,705	22,243	21,581

Weighted average shares outstanding—diluted	24,646	23,203	23,601	23,198

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$1,736	$3,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,535	1,334
Amortization of deferred stock compensation	219	370
Changes in operating assets and liabilities:
Accounts receivable, net	(645)	(351)
Inventories	4,068	(438)
Prepaid expenses and other current assets	128	458
Other assets	2,615	197
Accounts payable	(2,548)	106
Accrued liabilities	847	(3,555)
Deferred service revenue	965	1,835
Deferred gross profit	(3,341)	(5,372)
Note payable	(594)	—
Other long-term liabilities	—	(217)
Net cash provided by (used in) operating activities	4,985	(2,205)
Investing activities:
Purchases of short-term investments	(1,896)	(2,053)
Maturities of short-term investments	—	1,831
Purchases of property and equipment	(648)	(1,097)
Net cash used in investing activities	(2,544)	(1,319)
Financing activities:
Proceeds from issuance of common stock	1,521	758
Proceeds from stockholders’ notes receivable	669	—
Net cash provided by financing activities	2,190	758
Net increase (decrease) in cash and cash equivalents	4,631	(2,766)
Cash and cash equivalents at beginning of period	21,400	16,912
Cash and cash equivalents at end of period	$26,031	$14,146

Supplemental cash flow information:
Cash paid for interest	$18	$—
Cash paid for taxes	$361	$154

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

Omnicell is a leading provider of patient safety solutions for healthcare. Addressing the medication-use process and medical-surgical supply chain, Omnicell’s broad range of solutions are used throughout the healthcare facility—in the pharmacy, nursing units, operating room, cardiac cath lab, and all the way to the patient’s bedside.  Improving patient care by enhancing operational efficiency, Omnicell’s solutions include systems for physician order management, automated pharmacy retrieval, medication and supply dispensing, nursing workflow automation at the bedside, and Web-based procurement.  These solutions enable healthcare facilities to reduce medication errors, operate more efficiently, and decrease costs—ultimately contributing to improved clinical and financial outcomes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, APRS, Inc. and Omnicell HealthCare Canada, Inc. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ materially from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account, trade receivables, and sales-type lease receivables. The Company’s products are primarily sold to customers and to distributors. No one customer accounted for more than 10% of revenues in the three and six months ended June 30, 2003 and 2002.

The majority of revenue is generated from customers in North America. Revenues generated from customers in North America for the three months ended June 30, 2003 and 2002 totaled 98% and 99% of total revenues, respectively.  Revenues generated from customers in North America for the six months ended June 30, 2003 and 2002 totaled 97% of total revenues in each period.

One leasing company accounted for 5% of accounts receivable at June 30, 2003. The same leasing company accounted for 12% of accounts receivable at December 31, 2002. Another customer accounted for 13% of accounts receivable at June 30, 2003.  The same customer accounted for 3% of accounts receivable at December 31, 2002.

Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company has adopted a policy for measuring goodwill for impairment when indicators of impairment exist, and at least on an annual basis. No impairment of goodwill was recognized for the three and six months ended June 30, 2003. The Company had goodwill of $0.4 million as of June 30, 2003.

Purchased intangible assets include acquired software and service contracts. Purchased intangible assets are amortized on a straight-line basis over their useful lives of five or six years. Additionally, purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets was recognized for the three and six months ended June 30, 2003 and 2002.

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

Revenues from the Company’s Internet-based procurement application are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three and six months ended June 30, 2003 and 2002, and are included in service and other revenues.

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of June 30, 2003 and December 31, 2002, the balance of capitalized software development costs was approximately $0.8 million and $1.5 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.3 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively.  Amortization of capitalized software development costs was approximately $0.7 million and $0.3 million for the six months ended June 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which was  amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” and permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Omnicell only recognizes compensation expense for stock awards issued to employees when awards are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123. The fair value of these options was estimated using a Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$1,291	$1,778	$1,736	$3,428
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	140	167	197	333
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(782)	(1,227)	(1,544)	(2,092)
Net income pro forma	$649	$718	$389	$1,669
Net income per share - basic as reported	$0.06	$0.08	$0.08	$0.16
Net income per share - basic pro forma	$0.02	$0.03	$0.01	$0.07
Net income per share - diluted as reported	$0.05	$0.08	$0.07	$0.15
Net income per share - diluted pro forma	$0.02	$0.03	$0.01	$0.07

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

For the three and six months ended June 30, 2003 and 2002, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Internet-based e-commerce business operating segment generated less than one and a half percent (1.5%) of consolidated revenues in the three and six months ended June 30, 2003 and 2002. The operating loss generated by the e-commerce segment was approximately $0.1 million and $0.2 million in the three months ended June 30, 2003 and 2002, respectively. The operating loss generated by the e-commerce segment was approximately $0.2 million and $0.5 million in the six months ended June 30, 2003 and 2002, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the three months ended June 30, 2003 and 2002, options to purchase 1,640,177 and 2,225,044 shares, respectively, with an exercise price greater than $6.72 and $6.24, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share. For the six months ended June 30, 2003 and 2002, options to purchase 3,287,337 and 1,961,896 shares, respectively, with an exercise price greater than $4.82 and $6.79, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic:
Net income	$1,291	$1,778	$1,736	$3,428
Weighted average shares of common stock outstanding	22,390	21,873	22,270	21,774
Less: Weighted average shares subject to repurchase	(8)	(168)	(27)	(193)
Weighted average shares outstanding-basic	22,382	21,705	22,243	21,581

Net income per share	$0.06	$0.08	$0.08	$0.16

Diluted:
Net income	$1,291	$1,778	$1,736	$3,428
Weighted average shares of common stock outstanding	22,390	21,873	22,270	21,774
Add: Dilutive effect of employee stock options and warrants	2,256	1,330	1,331	1,424
Weighted average shares outstanding—diluted	24,646	23,203	23,601	23,198

Net income per share	$0.05	$0.08	$0.07	$0.15

Recent Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on Omnicell’s operating results or financial condition.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21did not have any significant impact on Omnicell’s accounting for multiple element arrangements as such arrangements will generally continue to be accounted for pursuant to AICPA Statement of Position 97-2, “Software Revenue Recognition,” and related pronouncements

Note 2. Acquisitions

Medisafe

On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million due over the next four years in equal annual installments of $125,000 representing guaranteed minimum royalties. In addition, the Company incurred approximately $20,000 of acquisition related costs. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired and purchased in-process research and development costs, based on an independent third-party valuation, as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588
Purchase price	$3,021

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred. There have been no royalty payments since the acquisition.

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

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from Medisafe and APRS, Inc. Acquisitions

Intangible assets resulting from the Medisafe and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	June 30, 2003	Amortization Life

Service contracts	$268	5 years
Computer software	2,802	5-6 years
Total purchased intangible assets	3,070
Accumulated amortization	(107)
Net purchased intangible assets	$2,963

Estimated future amortization expense of the purchased intangible assets at June 30, 2003 is as follows (in thousands):

2003 (remaining 6 months)	$300
2004	$599
2005	$599
2006	$599
2007	$581
2008	$285
Total	$2,963

Note 3. Leasing Arrangements

For the three and six months ended June 30, 2003, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $5.3 million and $15.1 million, respectively. For the three and six months ended June 30, 2002, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $13.8 million and $19.5 million, respectively. For the period ended June 30, 2003 and 2002, customer lease receivables sold to third-party leasing companies totaled approximately $5.0 million and $14.8 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under a lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. As of June 30, 2003 and December 31, 2002, accounts receivable included $1.6 million and $1.4 million respectively from the finance companies for lease receivables sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$5,221	$7,957
Work-in-process	517	896
Finished goods	2,935	3,888
Total	$8,673	$12,741

Note 5. Other Assets—Purchased Residuals

Although the Company had no contractual obligations to do so, in July 2002, the Company executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the lease term. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of June 30, 2003 and December 31, 2002 was $2.8 million and $2.9 million, respectively, and is recorded in other assets.

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

In April 2003, the Company initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 14 employees, including three in manufacturing, one in research and development and 10 in selling, general and administrative positions. The Company recorded restructuring costs of $0.6 million in the second quarter of 2003 primarily related to employee severance and benefits.

During the first and second quarter of 2003, the Company paid $1.5 million mainly for severance and benefit costs. As of June 30, 2003, the restructuring reserve balance was $0.2 million, which will be paid through November 2003.

The following table sets forth the restructuring reserve activity though the second quarter of 2003 (in thousands):

	Severance and Benefits	Other	Total

Balance as of December 31, 2002	$1,040	$22	$1,062
Cash payments	(749)	(22)	(771)
Balance as of March 31, 2003	291	—	291
Provision	594	36	630
Cash payments	(665)	(23)	(688)
Non-cash charges	(50)	—	(50)
Balance as of June 30, 2003	$170	$13	$183

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2003	December 31, 2002

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$19,092	$24,285
Cost of sales, excluding installation costs	(4,425)	(6,277)
Total	$14,667	$18,008

Note 8. Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months. As of June 30, 2003 and December 31, 2002, the balance due on the promissory note was $0.9 million and $1.5 million, respectively.

Note 9. Credit Facilities

On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility, which together totaled $12.5 million. As of June 30, 2003, there were no outstanding borrowings under either of the credit facilities and the Company was in compliance with applicable covenants.  Both credit facilities expired on July 31, 2003.

Note 10. Guarantees

In November 2002, FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must make certain disclosures in its interim and annual financial statements. The disclosure requirements are effective for financial statements interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In the ordinary course of business, the Company, in the majority of its sales agreements with healthcare facilities, guarantees uptime and in some instances the response time of its products. Such guarantees vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such guarantees cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these guarantees in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these guarantees is not significant. Accordingly the Company does not have any liabilities recorded for these guaranties as of June 30, 2003.

In the ordinary course of business, the Company, from time to time, enters into sales agreements with healthcare facilities that obligate the Company to make fixed payments upon the occurrence or non-occurrence of certain events. Such obligations primarily relate to instances where the Company has agreed to payments conditional on not meeting certain performance or delivery requirements. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such obligations cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these obligations in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these obligations is not significant. Accordingly, the Company does not have any liabilities recorded for these guaranties as of June 30, 2003.

Note 11. Deferred Stock Compensation

Deferred stock compensation for options granted to employees has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees, the Company recorded no deferred stock compensation during the three and six months ended June 30, 2003 and 2002. Deferred stock compensation has been reflected as components of stockholders’ equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three and six months ended June 30, 2003 and 2002, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Research and development expense	$11	$32	$21	$63
Selling, general and administrative expenses	51	153	104	307
Total	$62	$185	$125	$370

Note 12. Shareholder Rights Plan

On February 6, 2003, the Company’s Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Plan”).  Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company.  The dividend was payable on February 27, 2003 to the stockholders of record on that date.

The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board of

Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between the Company and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of Company’s common stock. At no time will the Rights have any voting power.  The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by the Company.

Note 13. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$1,291	$1,778	$1,736	$3,428
Unrealized gain on short-term investments	—	41	—	1
Comprehensive income	$1,291	$1,819	$1,736	$3,429

Note 14. Commitments

On June 30, 2003, the Company signed an agreement to lease facilities in Mountain View, CA under an operating lease that expires in October 2008. Under this new lease agreement, the Company will occupy approximately 87,000 square feet of office space. The Company has contracted for certain improvements to be made to this new facility. The Company will maintain its facilities in Palo Alto, CA through October 2003, when it anticipates the move into the Mountain View facility will be completed.  At June 30, 2003, future minimum payments under this new lease are as follows (in thousands):

For the years ended December 31,	New Lease

2003	—
2004	$339
2005	1,370
2006	1,422
2007	1,488
2008	1,175
Total minimum lease payments	$5,794

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results” contained elsewhere in this report. The following discussion should be read in conjunction with the financial statements and notes included elsewhere herein and in our 2002 audited financial statements and notes thereto included in our 2002 Annual Report on Form 10-K, as amended.  All forward-looking statements included in this document are based on information available to us on the date of this document, and except as required by law, we assume no obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

Overview

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In 2002, we acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. As of June 30, 2003, we had installed or released for installation 26,374 of our medication and supply dispensing systems at 1,409 healthcare facilities.

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

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of product for which we have purchase orders that has not yet been installed at the customer site. We increased our product backlog by $2.2 million during the quarter to $32.7 million at June 30, 2003.

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

 There have been no significant changes during the three and six months ended June 30, 2003 to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended June 30, 2003 and 2002, expressed as a percentage of total revenues for these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Product revenues	81.3%	85.0%	80.5%	85.6%
Service and other revenues	18.7	15.0	19.5	14.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	35.1	32.2	35.0	32.4
Cost of service and other revenues	6.7	8.1	7.3	6.9
Total cost of revenues	41.8	40.3	42.3	39.3
Gross profit	58.2	59.7	57.7	60.7
Operating expenses:
Research and development	8.4	8.8	9.5	9.9
Selling, general, and administrative	41.9	44.1	43.2	44.6
Restructuring	2.5	—	1.3	—
Total operating expenses	52.8	52.9	54.0	54.5
Income from operations	5.4	6.8	3.7	6.2
Interest and other income	0.5	0.7	0.6	1.7
Interest and other expense	(0.1)	(0.3)	(0.2)	(1.1)
Income before provision (benefit) for income taxes	5.8	7.2	4.1	6.8
Provision (benefit) for income taxes	0.7	0.1	(0.4)	(0.1)
Net income	5.1%	7.1%	3.7%	6.9%

Revenues

Total revenues increased 0.8% to $25.1 million for the three months ended June 30, 2003 from $24.9 million in the same period in 2002. Total revenues decreased 4.3% to $47.2 million for the six months ended June 30, 2003 from $49.4 million in the same period in 2002.

Product revenues decreased 3.6% to $20.4 million for the three months ended June 30, 2003 from $21.2 million in the same period in 2002. Product revenues decreased 10.0% to $38.0 million for the six months ended June 30, 2003 from $42.2 million in the same period in 2002. The decrease in product revenues for the three and six months ended June 30, 2003 was due to a decrease in the number of installed medication and supply dispensing systems. Although our product backlog increased for the period ended June 30, 2003 compared to the same period in 2002, product revenues decreased slightly due to the timing of installations caused by the availability of customer sites.

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our Internet-based procurement application. Service and other revenues increased 25.8% to $4.7 million for the three months ended June 30, 2003 from $3.7 million in the same period in 2002.  Service and other revenues increased 29.4% to $9.2 million for the six months ended June 30, 2003 from $7.1 million in the same period in 2002. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems.

Cost of Revenues

Total cost of revenues increased 4.5% to $10.5 million for the three months ended June 30, 2003 from $10.0 million in the same period in 2002. Total cost of revenues increased 2.8% to $20.0 million for the six months ended June 30, 2003 from $19.4 million in the same period in 2002. For the three months ended June 30, 2003, cost of revenues was 41.8% of total revenues as compared to 40.3% in the same period in 2002. For the six months ended June 30, 2003, cost of revenues was 42.3% of total revenues as compared to 39.3% in the same period in 2002.

Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems. Cost of product revenues increased 10.1% to $8.8 million for the three months ended June 30, 2003 from $8.0 million in the same period in 2002. Cost of product revenues increased 3.3% to $16.5 million for the six months ended June 30, 2003 from $16.0 million in the same period in 2002. Gross profit on product sales was $11.6 million, or 56.9% of product revenues for the three months ended June 30, 2003, as compared to $13.2 million, or 62.2% of product revenues in the same period in 2002. Gross profit on product sales was $21.5 million, or 56.5% of product revenues for the six months ended June 30, 2003, as compared to $26.2 million, or 62.1% of product revenues in the same period in 2002. The decrease in gross profit percentages on product revenues was due to fewer higher margin sales and higher interface costs as well as price discounts to increase market share.

Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues decreased 17.3% to $1.7 million for the three months ended June 30, 2003 from $2.0 million in the same period in 2002. Cost of service and other revenues remained at $3.4 million for the six months ended June 30, 2003 from $3.4 million in the same period in 2002.  For the three months ended June 30, 2003, gross margin on service and other revenues was $3.0 million, or 64.3% of service and other revenues as compared to $1.7 million, or 45.6% of service and other revenues in the same period in 2002. For the six months ended June 30, 2003, gross margin on service and other revenues was $5.8 million, or 62.8% of service and other revenues as compared to $3.7 million, or 52.1% of service and other revenues in the same period in 2002.The increase in gross margin on service and other revenues in the three and six months ended June 30, 2003 reflect a reduction in costs from servicing a larger installed base of customers, which typically requires less support in later years. This reduction in costs was partially offset by costs incurred as a result of moving our servicing efforts from an outsourced model to a model in which we use both our internal support group and support from a third-party service provider.

Operating Expenses

Research and Development.  Research and development expenses declined 4.3% to $2.1 million for the three months ended June 30, 2003, from $2.2 million in the same period in 2002.  Research and development expenses declined 8.3% to $4.5 million for the six months ended June 30, 2003, from $4.9 million in the same period in 2002.  The decrease was due primarily to lower salary related expenses as a result of our October 2002 restructuring. Research and development expenses decreased as a percentage of total revenues to 8.4% in the three months ended June 30, 2003 compared to 8.8% in the same period in 2002. Research and development expenses decreased as a percentage of total revenues to 9.5% in the six months ended June 30, 2003 compared to 9.9% in the same period in 2002.

Selling, General and Administrative.  Selling, general and administrative costs decreased 3.9% to $10.6 million for the three months ended June 30, 2003 from $11.0 million in the same period in 2002. Selling, general and administrative costs decreased 7.1% to $20.4 million for the six months ended June 30, 2003 from $22.0 million in the same period in 2002. The declines in selling, general and administrative expenses reflect lower salary related expenses as a result of the October 2002 restructuring and a reduction in travel costs, partially offset by higher professional fees for legal and accounting services. Selling, general and administrative costs decreased as a percentage of total revenues to 41.9% in the three months ended June 30, 2003 compared to 44.1% in the same period in 2002. Selling, general and administrative costs decreased as a percentage of total revenues to 43.2% in the six months ended June 30, 2003 compared to 44.6% in the same period in 2002.

Restructuring

Restructuring charges were $0.6 million in 2003 and $1.7 million in 2002.  In 2003 and 2002, we restructured our organization to reduce costs and improve operational efficiencies.  As part of this restructuring, we reduced headcount by 4.0%, or 14 employees in 2003, and by 10.0%, or 39 employees in 2002.  As a result, we recorded restructuring costs of $0.6 million in the second quarter of 2003 and $1.7 million in the fourth quarter of 2002, primarily related to employee severance and benefits.  The total cash outlay related to these charges through the six months ended June 30, 2003 and 2002 was $1.5 million and $0.6 million, respectively.

Interest and Other Income

Interest and other income decreased to $0.1 million for the three months ended June 30, 2003 from $0.2 million in the same period in 2002. The decrease was due primarily to a decrease in interest rates applied to cash and short-term investment balances. Interest and other income decreased to $0.3 million for the six months ended June 30, 2003 from $0.9 million in the same period in 2002. The decrease in interest and other income was due primarily to a recovery in the first quarter of 2002 of $0.5 million from an investment in equity securities of a privately held company written off in a prior year. The entire balance for the six months ended June 30, 2003 and the remaining balance in the same period in 2002 were comprised primarily of interest income from cash, short-term investments, and notes receivable from stockholders.

Interest and Other Expense

Interest and other expense decreased to $32,000 for the three months ended June 30, 2003, from $87,000 in the same period in 2002.  Interest and other expense decreased to $77,000 for the six months ended June 30, 2003, from $0.5 million in the same period in 2002. This decrease was primarily due to a write-off of an investment in equity securities of a privately held company of $0.4 million that was deemed impaired in the first quarter of 2002.

Provision (Benefit) for Income Taxes

The tax provision for the three and six months ended June 30, 2003 was $170,000 and $186,000, respectively. The tax provision for the three months ended June 30, 2002 was $25,000.  The tax benefit for the six months ended June 30, 2002 was $35,000. California has suspended the use of California net operating loss carryforwards for 2002 and 2003.  Accordingly, the tax provision recorded in the first six months ended June 30, 2003 includes California income taxes, federal alternative minimum taxes and other state income taxes.  The tax benefit recorded in the first six months ended June 30, 2002 includes a tax benefit of $85,000 relating to a change in the calculation of the alternative minimum tax credit resulting from the Job Creation and Worker Assistance Act of 2002, which has been partially offset by a provision for state income taxes.

The Company has federal and state net operating loss carryforwards from prior years available to offset future income.  The federal net operating loss carryforwards are approximately $56.4 million which expire in the years 2010 through 2022 and the state net operating loss carryforwards are approximately $24.8 million which expire in the years 2005 through 2010. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss before utilization.

Backlog

During the fourth quarter of 2002, we changed our focus from growing deferred gross profit, which is based on shipment growth, to growing product backlog, which is based on order growth. Our product backlog increased $2.2 million to $32.7 million as of June 30, 2003, from $30.5 million as of March 31, 2003.

Liquidity and Capital Resources

As our primary source of liquidity, we held cash, cash equivalents and short-term investments of $28.0 million as of June 30, 2003 compared to $21.5 million as of December 31, 2002. Our funds are currently invested in institutional money market funds and short-term interest-bearing securities.

We generated cash of $5.0 million from operating activities during the first six months of 2003 compared to $2.2 million used in operating activities in the first six months of 2002. The increase in cash flows from operating activities resulted primarily from changes in operating assets and liabilities including lower inventory levels, increased accrued liabilities and the reduction of other assets which included $1.6 million of cash received in the first six months of 2003 from the sale of a portion of our lease portfolio. These amounts were partially offset by the reduction in net income and a reduction in accounts payable.

We used $2.5 million of cash in investing activities in the six months ended June 30, 2003 compared to $1.3 million used in the same period in 2002. Cash used in investing activities included expenditures for property and equipment of $0.6 million and $1.1 million for the six months ended June 30, 2003 and 2002, respectively. Additionally, net purchases of short-term investments were $1.9 million  in the six months ended June 30, 2003 compared to net purchases of $0.2 million for the six months ended June 30, 2002.

We generated $2.2 million from financing activities in the six months ended June 30, 2003 compared to $0.8 million generated in the first six months of 2002. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan and repayment of notes receivable from certain stockholders.

On August 1, 2002, we established with a bank a revolving credit facility and a non-revolving credit facility, which together totaled $12.5 million.  As of June 30, 2003, we had no outstanding borrowings under either of the credit facilities and were in compliance with applicable covenants.  Both credit facilities expired on July 31, 2003 and we currently have no plans to establish similar credit arrangements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures of market risk related to changes in interest rates, foreign currency exchange rates and equity prices from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2002.

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

We had net losses of $26.3 million, $20.8, and $1.2 million in 1999, 2000, and 2001 respectively. While we were profitable in the first and second quarters of 2002 and the first and second quarters of 2003, we had a net loss of $5.0 million for the year ended December 31, 2002. As of June 30, 2003, we had an accumulated deficit of approximately $97.0 million. We can not assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

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

U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, their lease payments could be delayed or stopped which could significantly impair our ability to recognize revenues on future sales to U.S. government customers and result in a write down of our unsold leases to U.S. government customers. As of June 30, 2003 the balance of our unsold leases to U.S. government customers was $0.7 million.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.

Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. Retaining these existing key personnel will be essential to our continued  success.  In addition, we believe that our future success will depend upon our ability to attract, train and retain new highly skilled and motivated personnel. As our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we cannot assure you that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.

We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, Consorta, Inc., AmeriNet, Inc., and Broadlane, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of our relationship with Premier, for example, could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and we cannot guarantee that they will not terminate our contracts before they expire.

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

We acquired two new products in the second half of 2002, Omnicell PharmacyCentral and SafetyMed, both of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval and bedside automation. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these systems, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such systems will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral and SafetyMed requires interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996 (HIPAA). This legislation requires the Secretary of Health and Human Services (HHS), to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are “covered entities” under HIPAA. Because Omnicell may be considered a “business associate” under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April 2005. We cannot predict the potential impact of these rules, rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of June 30, 2003, our  chief executive officer and chief financial officer have concluded that Omnicell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by Omnicell in this quarterly report on Form 10-Q was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 21, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for three new Class 2 directors to serve until the Annual Meeting of Stockholders in 2006 were submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Omnicell for its fiscal year ending December 31, 2003 was submitted to our stockholders for election.

Management’s nominee for director, Randall A. Lipps, was elected by the following vote:

For: 18,229,420
Withheld: 189,669

Management’s nominee for director, Brock D. Nelson, was elected by the following vote:

For: 18,411,737
Withheld: 7,352

Management’s nominee for director, Joseph E. Whitters, was elected by the following vote:

For: 18,411,737
Withheld: 7,352

Charles J. Barnett, Kevin L. Roberg, John D. Stobo, Benjamin A. Horowitz, Sara J. White, William H. Younger and Randy Lindholm also continued to serve as directors after the annual meeting.  Messrs. Barnett, Roberg and Stobo will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2004.  Mr. Horowitz, Ms. White, Mr. Younger and Mr. Lindholm will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2005.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003 was approved by the following vote:

For: 18,409,308
Against: 8,645
Abstain: 1,136

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by Omnicell’s Audit Committee to be performed by Omnicell’s external auditor in the three months ended June 30, 2003. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by the Company’s external auditor during the three months ended June 30, 2003 were each approved by the Audit Committee. During the six months ended June 30, 2003, the Audit Committee approved engagements of Ernst & Young LLP, the Company’s external auditor, for the following non-audit services: tax matter consultations concerning state and foreign taxes; and preparation of federal, state, and foreign income tax returns; audit-related services for Form S-8 registration statement; and services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.24	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)                                 Reports on Form 8-K.

The following report on Form 8-K was filed during the three month period ended June 30, 2003:

(i)                                     On April 18, 2003, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 7, 2003
/s/ DENNIS P. WOLF
Dennis P. Wolf Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.24	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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