Form 10-Q
period 2003-09-30
OMNICELL INC /CA/
filed 2003-11-14
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 23,312,818 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,822	$21,400
Short-term investments	4,074	85
Accounts receivable, net	11,279	10,644
Inventories	8,634	12,741
Prepaid expenses and other current assets	4,203	3,575
Total current assets	55,012	48,445
Property and equipment, net	4,434	5,026
Intangible assets	4,306	3,007
Goodwill	1,627	382
Other assets	5,768	8,682
Total assets	$71,147	$65,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,085	$5,975
Accrued liabilities	12,774	11,695
Deferred service revenue	12,931	11,598
Deferred gross profit	11,510	18,008
Current portion of note payable	608	1,197
Total current liabilities	41,908	48,473
Note payable	—	305
Other long-term liabilities	458	458
Stockholders’ equity	28,781	16,306
Total liabilities and stockholders’ equity	$71,147	$65,542

(1)                                  Derived from the December 31, 2002 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenues	$21,157	$14,167	$59,161	$56,409
Service and other revenues	5,202	3,695	14,414	10,814
Total revenues	26,359	17,862	73,575	67,223
Cost of revenues:
Cost of product revenues	8,683	6,792	25,208	22,790
Cost of service and other revenues	2,117	1,393	5,542	4,804
Total cost of revenues	10,800	8,185	30,750	27,594
Gross profit	15,559	9,677	42,825	39,629
Operating expenses:
Research and development	2,256	2,410	6,731	7,289
Selling, general and administrative	10,794	10,878	31,216	32,865
Restructuring and severance charges	—	—	630	—
Total operating expenses	13,050	13,288	38,577	40,154
Income (loss) from operations	2,509	(3,611)	4,248	(525)
Interest and other income	116	198	376	1,049
Interest and other expense	(41)	(15)	(118)	(559)
Income (loss) before provision (benefit) for income taxes	2,584	(3,428)	4,506	(35)
Provision (benefit) for income taxes	257	25	442	(10)
Net income (loss)	$2,327	$(3,453)	$4,064	$(25)

Net income (loss) per share—basic	$0.10	$(0.16)	$0.18	$0.00

Net income (loss) per share—diluted	$0.09	$(0.16)	$0.17	$0.00

Weighted average shares outstanding—basic	22,961	21,830	22,482	21,674

Weighted average shares outstanding—diluted	26,658	21,830	24,620	21,674

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$4,064	$(25)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,337	1,983
Amortization of deferred stock compensation	231	438
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(635)	3,455
Inventories	4,107	100
Prepaid expenses and other current assets	(628)	180
Other assets	2,845	(4,631)
Accounts payable	(1,890)	300
Accrued liabilities	1,079	(4,168)
Deferred service revenue	1,333	3,642
Deferred gross profit	(6,498)	(4,608)
Other long-term liabilities	—	(248)
Net cash provided by (used in) operating activities	6,345	(3,582)
Investing activities:
Acquisition of privately held company, net of cash acquired	(2,689)	—
Purchases of short-term investments	(5,889)	(2,053)
Maturities of short-term investments	1,900	8,881
Purchases of property and equipment	(1,531)	(1,661)
Net cash provided by (used in) investing activities	(8,209)	5,167
Financing activities:
Proceeds from issuance of common stock	5,061	884
Receipts from stockholders’ notes receivable	3,119	—
Receipt from issuance (repayments) of note payable	(894)	1,797

Net cash provided by financing activities	7,286	2,681
Net increase in cash and cash equivalents	5,422	4,266
Cash and cash equivalents at beginning of period	21,400	16,912
Cash and cash equivalents at end of period	$26,822	$21,178

Supplemental cash flow information:
Cash paid for interest	$11	$—
Cash paid for taxes	$65	$85

Supplemental disclosure of non-cash investing activities:
Liabilities recorded in connection with acquisition of privately held company	$498	$—

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

Omnicell is a leading provider of patient safety solutions for the healthcare industry. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab, and the patient’s bedside.  Our solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., and BCX Technology, Inc.   All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September  30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2003.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account, trade receivables, and sales-type lease receivables. The Company’s products are primarily sold to customers and to distributors. No one customer accounted for more than 10% of revenues in the three and nine months ended September  30, 2003 and 2002.

The majority of revenue is generated from customers in North America. Revenues generated from customers in North America for the three months ended September 30, 2003 and 2002 totaled 97.0% and 98.0% of total revenues, respectively.   Revenues generated from customers in North America for the nine months ended September 30, 2003 and 2002 totaled 97.3% and 97.6% of total revenues, respectively.

One leasing company accounted for 8.5% of accounts receivable at September 30, 2003. The same leasing company accounted for 12% of accounts receivable at December 31, 2002. One customer accounted for 5.9% of accounts receivable at September 30, 2003.  The same customer accounted for 3% of accounts receivable at December 31, 2002.

Goodwill and Purchased Intangible Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company has adopted a policy for measuring goodwill and intangible assets with indefinite lives for impairment when indicators of impairment exist, and at least on an annual basis. The intangible asset with an indefinite life consists of an acquired tradename.  No impairment of goodwill or intangible assets with indefinite lives was recognized for the three and nine months ended September 30, 2003. The Company had goodwill of $1.6 million and an intangible asset with an indefinite life of $0.2 million as of September 30, 2003.

Purchased intangible assets with finite lives include acquired developed technology, service contracts, customer base and backlog. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three and nine months ended September 30, 2003 and 2002.

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or for lease. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” and related pronouncements are recognized when persuasive evidence of an arrangement exists; delivery and installation has occurred or services have been rendered; Omnicell’s price to the customer is fixed and determinable; and collectibility is reasonably assured.  Revenues from leasing arrangements are recognized in accordance with SFAS No. 13, “Accounting for Leases,” upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped to the customer but not yet installed at the customer site.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, is provided by the Company under separate service agreements. When support services are sold under multiple element arrangements, the Company allocates revenue to support services based upon its fair value which is determined by the renewal rates. Revenues on service agreements are recognized ratably over the related service contract period. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed.

Revenues from the Company’s Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three and nine months ended September  30, 2003 and 2002, and are included in service and other revenues.

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of September 30, 2003 and December 31, 2002, the balance of capitalized software development costs was approximately $0.5 million and $1.5 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs for the three months ended September 30, 2003 and 2002 totaled $0.3 million in each period.  Amortization of capitalized software development costs was approximately $1.0 million and $0.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which was amended by SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” and permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Omnicell only recognizes compensation expense for stock awards issued to employees and directors when awards are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123. The fair value of these options was estimated using a Black-Scholes option-pricing model (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss) as reported	$2,327	$(3,453)	$4,064	$(25)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	11	61	208	394

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(925)	(750)	(2,392)	(1,245)
Net income (loss) pro forma	$1,413	$(4,142)	$1,880	$(876)
Net income (loss) per share - basic as reported	$0.10	$(0.16)	$0.18	$0.00
Net income (loss) per share - basic pro forma	$0.06	$(0.19)	$0.08	$(0.04)
Net income (loss) per share - diluted as reported	$0.09	$(0.16)	$0.17	$0.00
Net income (loss) per share - diluted pro forma	$0.05	$(0.19)	$0.08	$(0.04)

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

For the three and nine months ended September  30, 2003 and 2002, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues in the three and nine months ended September 30, 2003 and 2002. The operating loss generated by the e-commerce segment was approximately $0.1 million and $0.3 million in the three months ended September 30, 2003 and 2002, respectively. The operating loss generated by the e-commerce segment was approximately $0.5 million and $0.8 million in the nine months ended September 30, 2003 and 2002, respectively.

Net Income (Loss) Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the three months ended September 30, 2003 and 2002, options to purchase 90,550 and 2,222,401 shares, respectively, with an exercise price greater than $12.75 and $6.09, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share. For the nine months ended September 30, 2003 and 2002, options to purchase 1,726,170 and 1,927,980 shares, respectively, with an exercise price greater than $7.52 and $6.56, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net income (loss)	$2,327	$(3,453)	$4,064	$(25)

Weighted average shares of common stock outstanding	22,961	21,952	22,500	21,844
Less: Weighted average shares subject to repurchase	—	(122)	(18)	(170)
Weighted average shares outstanding-basic	22,961	21,830	22,482	21,674

Net income (loss) per share	$0.10	$(0.16)	$0.18	$0.00

Diluted:
Net income (loss)	$2,327	$(3,453)	$4,064	$(25)

Weighted average shares of common stock outstanding	22,961	21,952	22,500	21,844
Add: Dilutive effect of employee stock options and warrants	3,697	—	2,120	—
Less: Weighted average shares subject to repurchase	—	(122)	—	(170)
Weighted average shares outstanding-diluted	26,658	21,830	24,620	21,674

Net income (loss) per share	$0.09	$(0.16)	$0.17	$0.00

Recent Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 is not expected to have a material impact on Omnicell’s operating results or financial condition.

In November 2002, the FASB’s Emerging Issues Task Force  (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21did not have any significant impact on Omnicell’s accounting for multiple element arrangements.

Note 2. Acquisitions

BCX Technology, Inc.

On August 15, 2003, Omnicell acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee.  BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, Omnicell acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from Omnicell’s reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $3.5 million, which included $3.0 million paid at the time of purchase, and $0.5 million due to be paid in January 2004.  In connection with the acquisition, Omnicell also assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Additionally, the acquisition agreement requires Omnicell to pay up to $1.5 million before January 1, 2006 if certain performance milestones are achieved in years 2003 – 2005. The purchase price was allocated to the fair value, at the date of the acquisition, of the assets acquired and liabilities assumed, based on an independent third-party valuation obtained in the third quarter of 2003, as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets (1)	1,820
Goodwill	1,245
Total assets acquired	3,696
Current liabilities assumed	(134)
Net assets acquired	$3,562

(1)                                  Includes tradename of $231k

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
$1,065

Intangible Assets from BCX Technology, Inc., Medisafe, and APRS, Inc. Acquisitions

Intangible assets resulting from the Medisafe, APRS, Inc. and BCX Technology, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	September 30, 2003	Amortization Life

Customer base	$244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	3,983	3-6 years
Total purchased intangible assets	4,658
Accumulated amortization	(353)
Net purchased intangible assets	$4,305

Estimated future amortization expense of the purchased intangible assets at September 30, 2003 is as follows (in thousands):

2003 (remaining 3 months)	$342
2004	1,082
2005	1,042
2006	894
2007	630
2008	315
Total	$4,305

Note 3. Leasing Arrangements

For the three and nine months ended September 30, 2003, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $6.9 million and $22.0 million, respectively. For the three and nine months ended September 30, 2002, sales of medication and supply dispensing systems sold under net sales-type lease agreements totaled approximately $8.0 million and $27.5 million, respectively. For the three-month periods ended September 30, 2003 and 2002, customer lease receivables sold to third-party leasing companies totaled approximately $6.8 million and $7.8 million, respectively. The Company records revenue at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the lease streams, utilizing the implicit interest rate under its funding agreements. The Company excludes from revenue any amount paid to the leasing company for the termination of an existing lease pursuant to a new lease. The Company has no obligation under a lease once it is sold to the leasing company. Revenue is recognized upon completion of the Company’s installation obligation and commencement of the noncancelable lease term. As of September 30, 2003 and December 31, 2002, accounts receivable included $1.1 million and $1.4 million, respectively from the finance companies for lease receivables sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$5,314	$7,957
Work-in-process	439	896
Finished goods	2,881	3,888

Total	$8,634	$12,741

Note 5. Other Assets—Purchased Residuals

Although the Company had no contractual obligations to do so, in July 2002, the Company executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired lease residuals based on the original implied lease residual value, leased equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the lease term. As leases are renewed or upgraded, the Company charges the assigned value to cost of product revenues. When leases are not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The leases associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of September 30, 2003 and December 31, 2002 was $2.6 million and $2.9 million, respectively, and is recorded in other assets.

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

During the nine months ended September 30, 2003, the Company paid an aggregate of $1.5 million mainly for severance and benefit costs. As of September 30, 2003, the restructuring reserve balance was $0.2 million, which will be paid through January 2004.

The following table sets forth the restructuring reserve activity though the third quarter of 2003 (in thousands):

	Severance and Benefits	Other	Total

Balance as of December 31, 2002	$1,040	$22	$1,062
Cash payments	(749)	(22)	(771)
Balance as of March 31, 2003	291	—	291
Restructuring charge	594	36	630
Cash payments	(665)	(23)	(688)
Non-cash charges	(50)	—	(50)
Balance as of June 30, 2003	170	13	183
Cash payments	(5)	(2)	(7)
Balance as of September 30, 2003	$165	$11	$176

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2003	December 31, 2002

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$14,558	$24,285
Cost of sales, excluding installation costs	(3,048)	(6,277)
Total	$11,510	$18,008

Note 8. Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months. As of September 30, 2003 and December 31, 2002, the balance due on the promissory note was $0.6 million and $1.5 million, respectively.

Note 9. Credit Facilities

On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility, which together totaled $12.5 million. Both credit facilities expired on July 31, 2003. At the time of expiration, there were no outstanding borrowings under either of the credit facilities and the Company was in compliance with applicable covenants.  We currently have no credit facility arrangements.

Note 10. Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must make certain disclosures in its interim and annual financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In the ordinary course of business, the Company, in the majority of its sales agreements with healthcare facilities, guarantees uptime and in some instances the response time of its products. Such guarantees vary in scope and, when defined, in duration. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such guarantees cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these guarantees in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these guarantees is not significant. Accordingly the Company does not have any liabilities recorded for these guaranties as of September 30, 2003.

In the ordinary course of business, the Company, from time to time, enters into sales agreements with healthcare facilities that obligate the Company to make fixed payments upon the occurrence or non-occurrence of certain events. Such obligations primarily relate to instances where the Company has agreed to payments conditional on not meeting certain performance or delivery requirements. Generally, a maximum obligation is not explicitly stated and, therefore, the overall maximum amount of the liability under such obligations cannot be reasonably estimated. Historically, the Company has not, individually or in the aggregate, made payments under these obligations in any material amounts. In addition, the Company believes that the likelihood of a liability being triggered under these obligations is not significant. Accordingly, the Company does not have any liabilities recorded for these guaranties as of September 30, 2003.

Note 11. Deferred Stock Compensation

Deferred stock compensation for options granted to employees and directors has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees and directors, the Company recorded no deferred stock compensation during the three and nine months ended September 30, 2003 and 2002. Deferred stock compensation has been reflected as components of stockholders’ equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three and nine months ended September 30, 2003 and 2002, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Research and development expense	$2	$12	$23	$75
Selling, general and administrative expenses	10	56	208	363
Total	$12	$68	$231	$438

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

The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between the Company and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of the Company’s common stock. At no time will the Rights have any voting power.  The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by the Company.

Note 13. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$2,327	$(3,453)	$4,064	$(25)
Unrealized gain on short-term investments	—	(1)	—	—
Comprehensive income (loss)	$2,327	$(3,454)	$4,064	$(25)

Note 14. Commitments

On June 30, 2003, the Company signed an agreement to lease facilities in Mountain View, CA under an operating lease that expires five years from the commencement of the lease or approximately December 2008. Under this new lease agreement, the Company will occupy approximately 87,000 square feet of office space. The Company has contracted for certain improvements to be made to this new facility. The Company will maintain its facilities in Palo Alto, CA through the first quarter of 2004, when it anticipates the move into the Mountain View facility will be completed.  At September 30, 2003, future minimum payments under this new lease are as follows (in thousands):

For the years ended December 31,

2003	—
2004	$113
2005	1,361
2006	1,414
2007	1,470
2008	1,436
Total minimum lease payments	$5,794

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

Overview

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In 2002, we acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. With the acquisition of BCX Technology, Inc. in 2003, we further expanded our product line by adding ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system, to further automate supply chain management.  As of September 30, 2003, we had completed our installation obligation, if any, for 27,118 of our medication and supply dispensing systems at 1,422 healthcare facilities.

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into five regions in the United States. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Palo Alto, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of product for which we have purchase orders that has not yet been installed at the customer site. We increased our product backlog by $3.9 million during the quarter to $36.6 million as of September 30, 2003.

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

There have been no significant changes during the three and nine months ended September 30, 2003 to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2003 and 2002, expressed as a percentage of total revenues for these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product revenues	80.3%	79.3%	80.4%	83.9%
Service and other revenues	19.7	20.7	19.6	16.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	33.0	38.0	34.3	33.9
Cost of service and other revenues	8.0	7.8	7.5	7.1
Total cost of revenues	41.0	45.8	41.8	41.0
Gross profit	59.0	54.2	58.2	59.0
Operating expenses:
Research and development	8.6	13.5	9.1	10.8
Selling, general, and administrative	40.9	60.9	42.4	49.0
Restructuring	—	—	0.9	—
Total operating expenses	49.5	74.4	52.4	59.8
Income (loss) from operations	9.5	(20.2)	5.8	(0.8)
Interest and other income	0.4	1.1	0.5	1.6
Interest and other expense	(0.1)	(0.1)	(0.2)	(0.8)
Income (loss) before provision (benefit) for income taxes	9.8	(19.2)	6.1	0.0
Provision (benefit) for income taxes	1.0	0.1	0.6	0.0
Net income	8.8%	(19.3)%	5.5%	0.0%

Revenues

Total revenues increased 47.6% to $26.4 million for the three months ended September 30, 2003 from $17.9 million in the same period in 2002. Total revenues increased 9.4% to $73.6 million for the nine months ended September 30, 2003 from $67.2 million in the same period in 2002.

Product revenues increased 49.3% to $21.2 million for the three months ended September 30, 2003 from $14.2 million in the same period in 2002. Product revenues increased 4.9% to $59.2 million for the nine months ended September 30, 2003 from $56.4 million in the same period in 2002. The increase in product revenues for the three and nine months ended September 30, 2003 was due to an increase in the number of installed medication and supply dispensing systems.

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospital customers connected to our Web-based procurement application. Service and other revenues increased 40.8% to $5.2 million for the three months ended September 30, 2003 from $3.7 million in the same period in 2002.  Service and other revenues increased 33.3% to $14.4 million for the nine months ended September 30, 2003 from $10.8 million in the same period in 2002. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems.

Cost of Revenues

Total cost of revenues increased 31.9% to $10.8 million for the three months ended September 30, 2003 from $8.2 million in the same period in 2002. Total cost of revenues increased 11.4% to $30.8 million for the nine months ended September  30, 2003 from $27.6 million in the same period in 2002. For the three months ended September 30, 2003, cost of revenues was 41.0% of total revenues as compared to 45.8% in the same period in 2002. For the nine months ended September 30, 2003, cost of revenues was 41.8% of total revenues as compared to 41.1% in the same period in 2002.

Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems. Cost of product revenues increased 27.8% to $8.7 million for the three months ended September 30, 2003 from $6.8 million in the same period in 2002. Cost of product revenues increased 10.6% to $25.2 million for the nine months ended September 30, 2003 from $22.8 million in the same period in 2002. Gross profit on product sales was $12.5 million, or 59.0% of product revenues for the three months ended September 30, 2003, as compared to $7.4 million, or 52.1% of product revenues in the same period in 2002. The increase in gross profit percentages on product revenues for the three months ended September 30 was due to the higher product volume.  Gross profit on product sales was $33.4 million, or 57.4% of product revenues for the nine months ended September 30, 2003, as compared to $33.6 million, or 59.6% of product revenues in the same period in 2002. The decrease in the gross profit percentages on product revenues for the nine months ended September 30 was due to capitalized costs from purchased intangibles—BCX Technology, Inc., Medisafe, and APRS, Inc. We believe that cost of service and other revenues will continue to grow in absolute dollars from service contracts associated with the growth of our installed base of medication and supply dispensing systems.  We expect the gross margin on service and other revenues will continue to fluctuate based upon our ability to sustain cost improvements from our third-party vendors and on the ability to utilize refurbished product in the fulfillment of our service offerings.

Costs of service and other revenues include spare parts required to maintain and support installed systems and service and maintenance expense, including outsourced contract services. Cost of service and other revenues increased 52.0% to $2.1 million for the three months ended September 30, 2003 from $1.4 million in the same period in 2002. Cost of service and other revenues increased to $5.5 million for the nine months ended September 30, 2003 from $4.8 million in the same period in 2002.  For the three months ended September 30, 2003, gross margin on service and other revenues was $3.1 million, or 59.3% of service and other revenues as compared to $2.3 million, or 62.3% of service and other revenues in the same period in 2002. The decrease in gross margin on service and other revenue in the three months ended September 30, 2003  reflect lower material costs in 2002.  For the nine months ended September 30, 2003, gross margin on service and other revenues was $8.9 million, or 61.6% of service and other revenues as compared to $6.0 million, or 55.6% of service and other revenues in the same period in 2002. The increase in gross margin on service and other revenues in the nine months ended September 30, 2003 reflect a reduction in costs from servicing a larger installed base of customers, which typically requires less support in later years. This reduction in costs was partially offset by costs incurred as a result of transitioning our servicing efforts from an outsourced model to a model in which we use both our internal support group and support from a third-party service provider.

Operating Expenses

Research and Development.  Research and development expenses declined 6.4% to $2.3 million for the three months ended September 30, 2003, from $2.4 million in the same period in 2002.  Research and development expenses declined 7.7% to $6.7 million for the nine months ended September 30, 2003, from $7.3 million in the same period in 2002.  The decreases were due primarily to lower salary-related expenses as a result of our October 2002 restructuring and decreased external consulting. Research and development expenses decreased as a percentage of total revenues to 8.6% in the three months ended September 30, 2003 compared to 13.5% in the same period in 2002. Research and development expenses decreased as a percentage of total revenues to 9.1% in the nine months ended September 30, 2003 compared to 10.8% in the same period in 2002.  We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our offerings.

Selling, General and Administrative.  Selling, general and administrative costs decreased 0.8% to $10.8 million for the three months ended September 30, 2003 from $10.9 million in the same period in 2002. Selling, general and administrative costs decreased 5.0% to $31.2 million for the nine months ended September 30, 2003 from $32.9 million in the same period in 2002. The decline in selling, general and administrative expenses reflects lower salary related expenses as a result of our October 2002 restructuring and a reduction in travel costs, partially offset by higher professional fees for legal and accounting services. Selling, general and administrative costs decreased as a percentage of total revenues to 40.9% in the three months ended September 30, 2003 compared to 60.9% in the same period in 2002. Selling, general and administrative costs decreased as a percentage of total revenues to 42.4% in the nine months ended September 30, 2003 compared to 48.9% in the same period in 2002.

Restructuring

Restructuring charges were $0.6 million in 2003 and $1.7 million in 2002.  In 2003 and 2002, we restructured our organization to reduce costs and improve operational efficiencies.  As part of this restructuring, we reduced headcount by 4.0%, or 14 employees in 2003, and by 10.0%, or 39 employees in 2002.  As a result, we recorded restructuring costs of $0.6 million in the second quarter of 2003 and $1.7 million in the fourth quarter of 2002, primarily related to employee severance and benefits.  The total cash outlay related to these charges as of September 30, 2003 was $2.2 million.

Interest and Other Income

Interest and other income decreased to $0.1 million for the three months ended September 30, 2003 from $0.2 million in the same period in 2002. The decrease was due primarily to a decrease in interest rates applied to cash and short-term investment balances. Interest and other income decreased to $0.4 million for the nine months ended September 30, 2003 from $1.0 million in the same period in 2002. The decrease in interest and other income was due primarily to a recovery in the first quarter of 2002 of $0.5 million from an investment in equity securities of a privately held company written off in a prior year. The entire balance for the nine months ended September 30, 2003 and the remaining balance in the same period in 2002 were comprised primarily of interest income from cash, short-term investments, and notes receivable from stockholders.

Interest and Other Expense

Interest and other expense increased to $41,000 for the three months ended September 30, 2003, from $15,000 in the same period in 2002.  Interest and other expense decreased to $0.1 million for the nine months ended September 30 2003, from $0.6 million in the same period in 2002. This decrease was primarily due to a write-off of an investment in equity securities of a privately held company of $0.4 million that was deemed impaired in the first quarter of 2002.

Provision (Benefit) for Income Taxes

The tax provision for the three and nine months ended September 30, 2003 was $257,000 and $442,000, respectively. The tax provision for the three months ended September 30, 2002 was $25,000.  The tax benefit for the nine months ended September 30, 2002 was $10,000. California has suspended the use of California net operating loss carryforwards for 2002 and 2003.  Accordingly, the tax provision recorded in the first nine months ended September 30, 2003 includes California income taxes, federal alternative minimum taxes and other state income taxes.  The tax benefit recorded in the first nine months ended September 30, 2002 includes a tax benefit of $85,000 relating to a change in the calculation of the alternative minimum tax credit resulting from the Job Creation and Worker Assistance Act of 2002, which has been partially offset by a provision for state income taxes.

The Company has federal and state net operating loss carryforwards from prior years available to offset future income.  The federal net operating loss carryforwards are approximately $56.4 million which expire in the years 2010 through 2022 and the state net operating loss carryforwards are approximately $24.8 million which expire in the years 2005 through 2010. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Product Backlog

Product backlog is the amount of medication and supply dispensing systems that has shipped to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders.  To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, we intend to build our product backlog.  Our objective is to build backlog over the next several quarters to enable more effective execution going forward.  Our product backlog increased $3.9 million to $36.6 million as of September 30, 2003, from $32.7 million as of June 30, 2003.

Liquidity and Capital Resources

As our primary source of liquidity, we held cash, cash equivalents and short-term investments of $30.9 million as of September 30, 2003 compared to $21.5 million as of December 31, 2002. Our funds are currently invested in institutional money market funds and short-term interest-bearing securities.

We generated cash of $6.3 million from operating activities during the first nine months of 2003 compared to $3.6 million used in operating activities in the first nine months of 2002. The increased cash flows from operating activities in the 2003 period resulted primarily from net income of $4.1 million and changes in operating assets and liabilities including lower inventory levels, increased accrued liabilities and the reduction in other assets for the $1.6 million of cash received in the first nine months of 2003 from the sale of a portion of our lease portfolio. These amounts were partially offset by the reduction in accounts payable and the increase in deferred profit.

We used $8.2 million of cash in investing activities in the nine months ended September 30, 2003 compared to $5.2 million provided by investing activities in the same period in 2002. Cash used in investing activities included expenditures for property and equipment of $1.5 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Net purchases of short-term investments were $4.0 million in the nine months ended September 30, 2003 compared to net maturities of $6.8 million for the nine months ended September 30, 2002.  Additionally, cash used for investment activity in 2003 included $2.7 million used to acquire BCX Technology, Inc.

We generated $7.3 million from financing activities in the nine months ended September 30, 2003 compared to $2.7 million generated in the first nine months of 2002. Financing activities consisted of issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan, as well as repayment of notes receivable from certain stockholders.

On August 1, 2002, we established with a bank a revolving credit facility and a non-revolving credit facility, which together totaled $12.5 million.  Both credit facilities expired on July 31, 2003.  At the time of expiration we had no outstanding borrowings under either of the credit facilities and were in compliance with applicable covenants.   We currently have no credit facility arrangements.

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

Factors That May Affect Future Operating Results

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would harm our business.

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

The healthcare industry has faced and will likely continue to face significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services would be adversely affected.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.) and McKesson Automation Inc. (a business unit of McKesson Corporation). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last couple of years has developed and introduced to the market a significantly larger number of new products. With the acquisition of Omnicell PharmacyCentral, SafetyMed and ScanREQ and the development of our open systems solutions, we have gained additional competitors. They include AutoMed, Inc. and Bridge Medical, Inc. (both AmerisourceBergen Drug Corporation), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to:

•                  our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services;

 •     certain competitors have greater name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services and such advantages could be used to increase their market share;

•                  other established or emerging companies may enter the medication management and supply chain solutions market;

•                  current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established companies, thereby increasing their ability to develop and offer products and services to address the needs of our prospective customers;  and

•                  our competitors may secure products and services from suppliers on more favorable terms or secure exclusive arrangements with suppliers or buyers that may impede the sales of our products and services.  Competitive pressures could result in price reductions of our products and services, fewer customer orders and reduced gross margins, any of which could harm our business.

Our current and potential customers may have other business relationships with our competitors and consider those relationships when deciding between our products and services and those of our competitors.

Many of our competitors are large drug and medical-surgical supply distribution companies that sell their distribution services to our current and potential customers. As a result, if a customer is a distribution customer of one of our competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance its business relationship with that competitor.

We have a history of operating losses and we cannot assure you that we will maintain profitability.

We had net losses of $20.8 million, $1.2 million and $5.0 million in 2000, 2001 and 2002 respectively.  Although we were profitable in the first three quarters of 2003, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

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

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale or lease of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We may experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Fluctuation in our quarterly operating results may cause our stock price to decline.

If we experience delays in or loss of sales, leases or installations of our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors.  For these and other reasons, the sales cycle associated with the sale or lease of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We may experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Fluctuation in our quarterly operating results may cause our stock price to decline.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales of leases to U.S. government customers to third-party leasing companies or to collect lease payments on unsold leases to U.S. government customers could be impaired.

U.S. government customers sign five-year non-cancelable leases but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these leases are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell leases to third-party leasing companies which would reduce the revenues recognized upfront on sales to U.S. government customers. In addition, the ability to collect lease payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. As of September 30, 2003, the balance of our unsold leases to U.S. government customers was $0.7 million.

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

We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, AmeriNet, Inc., HealthTrust Purchasing Group, L.P., Consorta, Inc. and Broadlane, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all and they may choose to terminate our contracts before they expire.

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

We depend on services from third parties to support our products and if we are unable to continue these relationships and maintain their services or effectively establish internal capabilities, our competitive position, results of operations and financial condition could be harmed.

Our ability to develop, manufacture and support our existing products and any future products currently depends upon our ability to enter into and maintain contractual arrangements with others.  Although we are in the process of developing internal capabilities to support our products, we currently depend upon services from third-party vendors, including Dade Behring, Inc. We cannot be sure that we will be able to maintain our existing or future service arrangements, enter into future arrangements with third parties on terms acceptable to us, or at all, or effectively develop or establish internal capabilities. If we fail to maintain our existing service arrangements, establish new arrangements when and as necessary, or effectively implement internal support processes, our competitive position, results of operations and financial condition could be harmed.

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

We believe that our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products and we intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. There can be no assurance that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes.  Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our operating system software is copyrighted and subject to the protection of applicable copyright laws.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. In the future third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies.  These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

Our products provide medication management and supply chain solutions for the healthcare industry.  Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products are defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products.  Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability.  However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

Changing customer requirements could decrease the demand for our products and services.

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. As a result, our position in the medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could decrease.

We may be required to seek additional financing to meet our future capital needs, which we may not be able to secure on favorable terms, or at all.

We plan to continue to expend substantial funds for research and development activities, product development, integration efforts and expansion of sales and marketing activities. We may be required to expend greater than anticipated funds if unforeseen difficulties arise in the course of completing the development and marketing of our products or services or in other aspects of our business. Our future liquidity and capital requirements will depend upon numerous factors, including:

•                  the development of new products and services on a timely basis;

•                  the receipt and timing of orders for our medication and supply dispensing systems;

•                  the cost of developing increased manufacturing and sales capacity; and

•                  the timely collection of accounts receivable.

As a result of the foregoing factors, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that this additional funding, if needed, will be available on terms attractive to us, if at all.  Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants that could affect our ability to pay dividends or raise additional capital. Our failure to raise capital when needed could harm our competitive position, results of operations and financial condition.

If our new Omnicell PharmacyCentral, SafetyMed and ScanREQ products do not achieve market acceptance, our sales and operating results will be affected.

We acquired two new products in the second half of 2002 and one new product in the third quarter of 2003, Omnicell PharmacyCentral, SafetyMed and ScanREQ, all of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval, bedside automation and open supply management. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral, SafetyMed and ScanREQ requires interoperability with other

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

As a part of our business strategy, we recently acquired Omnicell PharmacyCentral, SafetyMed and ScanREQ and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired businesses effectively.  Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

Any deterioration in our relationship with Commerce One would adversely affect our Web-based procurement capabilities.

We have entered into an agreement with Commerce One, Inc., a provider of business-to-business technology solutions that link buyers and suppliers of goods and services to trading communities using the Internet. Our agreement with Commerce One enables us to implement a customized version of Commerce One’s BuySite software at customer sites. Commerce One may license its BuySite technology to our competitors. We cannot guarantee that Commerce One will be able to develop and introduce enhancements to its products that keep pace with emerging technological developments and emerging industry standards. The failure by Commerce One in any of these areas could harm our Web-based procurement capabilities.

Government regulation of the healthcare industry could adversely affect demand for our products.

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or the FDA, these products, or our future products, if any, may be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation requires the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are ‘‘covered entities’’ under HIPAA. Because Omnicell may be considered a ‘‘business associate’’ under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April 2005. We cannot predict the potential impact of these rules, rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information.  This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

We adopted a stockholder rights plan that may discourage, delay or prevent a change in control of our company that is beneficial to our stockholders.

In February 2003, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a change in control of our company that is beneficial to our stockholders. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror’s rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, a change in control of our company that our stockholders may consider in their best interests may not occur.

As a result of the upcoming relocation of our offices and manufacturing facilities, we could incur significant expenses and could experience a significant disruption of our operations.

We have recently entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California, and will be relocating all of our current Palo Alto operations as early as the first quarter of 2004. Because we have never relocated our corporate offices or manufacturing facilities, we cannot predict the level of disruption to our business such relocation will cause. If the transition of our manufacturing facilities requires more time than we anticipate, we may not be able to build and ship products to meet customer demands in the first quarter of 2004, which could have a negative effect on our earnings. In addition, we believe that we may incur significant expenses in connection with the relocation.

Our facilities are located near known earthquake fault zones and the occurrence of an earthquake or other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on their evaluation as of  September  30, 2003, our  chief executive officer and chief financial officer have concluded that Omnicell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, were sufficiently effective to ensure that the information required to be disclosed by Omnicell in this quarterly report on Form 10-Q was recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules related to Form 10-Q.

Changes in internal controls.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.  Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by Omnicell’s Audit Committee to be performed by Omnicell’s external auditor in the three months ended September 30, 2003. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by the Company’s external auditor during the three months ended September 30, 2003 were each approved by the Audit Committee. During the three months ended September 30, 2003, the Audit Committee approved engagements of Ernst & Young LLP, the Company’s external auditor, for the following non-audit services: tax matter consultations concerning state and foreign taxes; and services related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

(2)                                  Previous filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities Exchange Commission on March 28, 2003.

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.

(b)                                 Reports on Form 8-K.

The following report on Form 8-K was filed during the three month period ended September 30, 2003:

(i)                                     On July 17, 2003, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: November 14, 2003
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

(2)                                  Previous filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities Exchange Commission on March 28, 2003.

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, Registration No. 333-57024.