Form 10-K
period 2003-12-31
OMNICELL INC /CA/
filed 2004-03-08
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to                              .

Commission file number: 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (I.R.S. Employer Identification Number)
1201 Charleston Road Mountain View, California (Address of principal executive office)	94043 (Zip Code)

Registrant's telephone number, including area code: (650) 251-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $114.6 million. Shares of common stock held by each executive officer, director and each person who is known by the Registrant to own 5% or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2003. This determination of affiliate status is not a conclusive determination for other purposes.

        The number of outstanding shares of the Registrant's common stock was 24,497,806 as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 20, 2004 are incorporated by reference into Part III of this Form 10-K.

OMNICELL, INC.

PART I

ITEM 1. BUSINESS

        In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and customer demand. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those referred to in "Quantitative and Qualitative Disclosures About Market Risk," under the heading "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

General

        Omnicell, Inc. was founded in 1992. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient's bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities' requisition and approval processes. These systems interface with healthcare facilities' existing information systems to accurately capture and display critical patient data. In 2002, we acquired two products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution and SafetyMed, a nursing workflow and patient safety system. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement our cabinet-based supply solutions. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

        As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions' traditional location in the healthcare facility—the nursing unit. For the medication-use process, Omnicell PharmacyCentral and SafetyPak provide solutions for the central pharmacy and SafetyMed provides solutions at the patient's bedside. For the medical- surgical supply chain, DecisionCenter, our decision support solution and OmniBuyer, our Web-based procurement application, provide solutions for materials management decision makers. In addition, SafetyMed's SupplyTracker feature electronically documents use of medical-surgical supplies at the patient's bedside.

        We have several strengths relative to our competitors. First, our end-to-end solutions for both the medication-use process and the medical-surgical supply chain are comprehensive in their breadth and contain certain solutions unique to Omnicell. Second, we focus solely on providing healthcare information technology and we believe this specialization enables us to deliver more innovative and useful products and services. Third, our technologies are designed to deliver exceptional ease of use. Fourth, our strong integration capabilities benefit our customers by enabling them to preserve, leverage and upgrade their existing information systems without incurring substantial additional cost.

        We sell our products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, ambulatory surgery centers, catheterization labs and outpatient clinics. From inception through December 31, 2003, we had completed our installation obligation, if any, for an aggregate of 29,011 of our medication and supply dispensing automation systems at 1,450 healthcare facilities. In 2003, we generated revenue of $102.1 million from sales of our products and related services.

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

        The Institute of Medicine highlighted the prevalence of medical errors in a November 1999 report based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993. In March 2001, the Institute of Medicine issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care. In January 2003, the Institute of Medicine released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management. On February 25, 2004, the Food and Drug Administration ("FDA") published a final rule that requires linear bar codes on most prescription drugs. Drug manufacturers, repackers, relabelers, and private label distributors are subject to the rule. The FDA estimates that the bar code rule, once implemented, will result in a 50% reduction in medication errors and 500,000 fewer adverse drug events over the next 20 years, $93 billion in cost savings, and other economic benefits.

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

Our Strategy

        Our goal is to be the leading provider of patient safety and operational efficiency solutions for the healthcare industry by focusing on the following strategies:

  •
  continue to leverage and extend our solutions to address the patient safety and cost-containment pressures facing healthcare facilities;

  •
  continue to collaborate with leading healthcare providers in the definition, development and deployment of our products and services;

  •
  continue to focus on nurse preference in the development of our solutions;

  •
  further penetrate our installed customer base;

  •
  develop solutions that enhance our customers' existing systems by preserving, leveraging and upgrading their existing information systems;

  •
  develop strategic relationships with other healthcare and non-healthcare partners to enhance our product offerings, broaden our solution portfolio and increase our sales opportunities; and

  •
  acquire select technologies and complementary businesses to either expand or enhance our existing products and services.

Omnicell Products and Services

        Our automation solutions include medication and supply dispensing systems, a central pharmacy storage, retrieval and packaging solution, a bedside automation solution, a physician order management solution, a decision support application and a Web-based procurement application. Our medication dispensing systems consist of modular, secured and computerized cabinets and related software technology that manage and dispense pharmaceuticals. Our supply dispensing systems consist of modular, secured and computerized cabinets, or open shelf bar code systems and related software technology that manage medical supplies. Omnicell PharmacyCentral and SafetyPak bring automation to the central pharmacy, improving the storage and retrieval of medications. SafetyMed is a bar code-based bedside automation solution. OmniLinkRx improves communication between nursing and pharmacy staff when transmitting and filling medication orders. DecisionCenter provides trend analysis and decision support based on data gathered by our medication and supply dispensing systems and OmniBuyer automates the healthcare facility's requisition process.

Medication Dispensing Systems

        We offer two lines of medication dispensing systems, Omnicell and Sure-Med. These systems are highly configurable and have high-resolution color touch screens. Our color touch screens provide users with a Windows-based graphical interface that is suited for displaying a patient's medical profile and Web-based clinical information. In addition, our systems have a broad range of dispensing technologies, including single-dose dispensers and drawers that support multiple levels of security by utilizing high-security unit-dose modules and locking lids, medium-security sensing lids and patented guiding lights. The systems are configured to support efficient workflow in all areas of the hospital including medical-surgical floors, intensive care units and emergency rooms.

        Our single-dose dispensing module dispenses only the requested medication doses and is best suited for medications where regulatory guidelines mandate a highly controlled environment. Clinicians prefer this technology in high-security situations because it automates much of the logistical and documentation burden associated with dispensing controlled medications.

Supply Dispensing Systems

        Our closed supply systems are comprised of one, two or three cells. Each cell is approximately two feet wide, six feet high and two feet deep with capacity of up to 120 stock-keeping units. Auxiliary cabinets can be added to the system to provide additional storage capacity. Various modules and drawer types are available to support a wide array of storage configurations.

        These cabinet-based closed supply systems incorporate locked transparent doors that restrict access to the supplies contained in the systems. The user enters his or her identification number on a console and selects the appropriate patient name. Specific doors then open according to the security level of the user. Using our patented "See & Touch" technology, the user is able to record supply utilization by pushing a dedicated reorder button on the shelf in front of the selected item.

        Our open supply systems are based on the software solutions from our recently acquired BCX division. Using a convenient flat-panel touch screen, the user touches the patient's name or room number, then picks up the wireless bar code scanner and proceeds to the shelf location of the items to be used. The scanner can be used to read either a bar code on the shelf location, or the product code on the item itself. While security is potentially lower, these systems can be more cost-effective in some applications.

        In general, the market is moving to hybrid supply systems, which are combinations of open and closed systems that utilize the most effective technology for each specific area of the hospital. We now have solutions that address each area in depth.

Combination Pharmacy and Supply Cabinet-Based Systems

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

OmniCenter

        OmniCenter is a computerized central server that processes transaction data to and from our medication and supply dispensing systems, recording each transaction by user, patient, item quantity, cost, date and time. OmniCenter enables the pharmacy and materials management departments to run reports automatically or on demand, indicating when to restock the systems and when to reorder medications and supplies. OmniCenter also permits the user to generate a wide range of standard and customized reports. As a diagnostic service, we are able to remotely access an installed OmniCenter server from our technical support center to monitor the status of the server and all installed medication and supply dispensing systems.

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

SafetyPak

        SafetyPak is an automated bar code medication packaging system that enables hospital pharmacies to improve medication dispensing accuracy, increase pharmacy staff productivity and reduce costs. SafetyPak is a fully automated unit-dose and multi-dose oral solid medication packaging solution. By labeling medications with bar codes, SafetyPak enables bedside medication administration solutions to perform bar code checking at the patient's bedside, helping ensure the five rights of medication administration—right patient, right drug, right dose, right route and right time. In addition, SafetyPak enables hospital pharmacies to automate the replenishment of decentralized cabinets as well as the filling of individual patient medication bins, improving the workflow of the central pharmacy.

SafetyMed

        SafetyMed is a comprehensive nursing workflow automation system designed to enhance the hospital's ability to improve medication safety. In addition to performing bar code checking at the patient bedside, the system automates other routine bedside tasks to improve nursing efficiency and help enhance patient safety. By automating many of the steps required to safely administer medications, SafetyMed improves nursing efficiency. The system allows the nurse to quickly determine the scheduled medications to be administered during a particular time period, facilitating the removal of medications from the automated medication cabinet. The system performs verification checks at the patient's bedside when medications are administered. Nurses use the wireless handheld scanning device to scan bar code information from the patient's wristband, from the medication packaging and from their own identification badges. In addition, SafetyMed's SupplyTracker bar code supply scanning feature gives nurses the ability to electronically document use of medical-surgical supplies at the bedside. SupplyTracker allows for electronic inventory replenishment and enables tracking of supplies in areas where supplies are commonly stored by the patient bedside.

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

DecisionCenter

        DecisionCenter provides users of Omnicell automated dispensing cabinets with a comprehensive data analysis system for easy and accurate decision-making. The Web-enabled system provides a variety of reports, drawing on current and historical data from the point-of-use dispensing cabinets, to complement those provided by the OmniCenter server. Included is a comprehensive set of standard reports and an optional, user-driven custom report-writing tool. The system's many benefits include providing the ability to refine inventory levels, identify purchasing and usage patterns, analyze costs, improve user compliance and spot trends in drug utilization and diversion.

OmniBuyer

        OmniBuyer is a secure, Web-based procurement application that automates and integrates a healthcare facility's requisition and approval processes. The application incorporates buyer-specific business rules, such as spending limits, negotiated pricing, approval routing and customized access profiles. In addition, OmniBuyer is integrated with the healthcare facility's existing information systems, further streamlining the purchasing process. OmniBuyer is based on BuySite technology from Commerce One which we have customized to meet the complex needs of the healthcare industry. OmniBuyer provides a single online point of entry to meet the procurement needs of buyers at healthcare facilities. With OmniBuyer, our customers determine the specific suppliers, including manufacturers, distributors, marketplaces and exchanges, to which their buyers will have access.

ScanREQ

        ScanREQ is a real-time point-of-use system that utilizes state-of-the-art touch screen computing technology, a bar code scanning system and inventory management software. The system enables hospitals to handle supply management more efficiently and cost-effectively.

Services

        We provide two types of services in support of our automation solutions: (i) integration services and (ii) post-installation technical support. We generate revenue from service contracts for post-installation technical support, which provides our customers with phone support, on-site service, parts and access to software upgrades. On-site service is provided by a combination of our field service operations team and our technical support group.

Product Development

        We commit significant resources to developing new products and technologies that bring value to our customers. Research and development expenses were $9.0 million, $10.0 million and $11.0 million in the years ended December 31, 2003, 2002 and 2001, respectively, representing 8.8%, 11.4% and 12.7% of total revenues in those years. In addition, development costs related to software implemented in our medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility, which were capitalized to be amortized to cost of product revenues, was $1.4 million in 2002. There were no costs capitalized in 2003.

        Our architecture and product development processes allow for rapid development and testing times. The software architecture for our medication and supply cabinet dispensing systems is based on database products and development tools centered on the Microsoft Windows NT® and Windows 2000® platforms and the Microsoft Internet Information Server. This software is installed at the customer site. We develop application software that is generally applicable to all customers, while retaining broad customization functionality. We maintain a single release applicable to both our medication and supply dispensing systems, with each new release containing more configurable options as new features are added, while retaining previous functionality for backward compatibility. Interfacing with our customers' existing information systems is done according to the Health Level Seven, or HL7, standards or, for non-compliant systems, is done utilizing our custom interface software. Interface software is kept separate from the main software release. Communication between the OmniCenter server and the medication and supply dispensing systems and interface software is accomplished through an application programming interface. Each new release of server software maintains backward compatibility with this application programming interface, so that previous versions of interfaces and medication and supply dispensing systems continue to operate when the OmniCenter server software is upgraded. Our products currently do not require hardware approvals beyond standard Underwriters Laboratories or Canadian Safety Association equivalent certification in North America. For the European Community, our products are required to have Conformite European certification.

        Scalability is a key benefit of our product offerings and an area of continuous focus in our research and development activities. Our medication and supply dispensing systems deploy current industry standard Microsoft Windows 2000 Server operating software and Pentium®-class Intel® microprocessors. The OmniCenter server is designed to support our systems, fully deployed, at the largest healthcare facilities.

        Historically, we have periodically offered major upgrades to our application software. Our most recent automation software release was Omnicell 7000, which became commercially available in July 2002. Software upgrades are included as part of our standard service contract. The majority of our customers have a service contract with Omnicell.

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

        The Omnicell PharmacyCentral workflow automation system is a Web-based application that is accessed through Microsoft Windows PC or Pocket PC portable wireless devices. The application runs on the Microsoft Windows 2000 platform and utilizes the Microsoft SQL Server database. This second-generation software was first installed in June of 2002 and is currently installed in five hospitals. Our legacy software, which runs on the Windows NT platform and uses a Sybase database, is currently operating in eleven hospitals, with the first installation taking place in 1997. All eleven hospitals are budgeting to purchase new systems.

        Our SafetyMed nursing workflow automation system is built using industry standard tools including Visual Basic, Windows 2000 and Microsoft SQL Server. The application is very modular and configurable. Mobile devices gain access to the application utilizing Citrix server and appropriate Citrix ICA clients. This technique for remote access preserves the confidentiality of patient health information by ensuring that no such information ever resides on the remote device. We intend to maintain a version of the software which is backward compatible with installed customer installations. The application has been designed for the international market and has been in use in live operation at a 700-bed hospital in Israel for three years. We are tailoring the application for the U.S. market and it is currently available for initial installation in a U.S. hospital.

        The OmniBuyer product is provided as a hosted application service that is accessed by customers over the Internet. We host this product at a co-location facility in California.

        The ScanREQ product is offered as a software-only solution. The customer is required to provide a personal computer installed with the Microsoft Windows 2000 operating system and the Microsoft SQL Server. A flat panel touch screen also needs to be purchased by the customer for each user location.

Sales and Customer Support

        We market and sell our products and services to a variety of healthcare organizations, including hospitals and specialty care facilities, targeting hospitals with more than 50 beds and specialty care organizations with multiple facilities. In the United States, we have a direct sales force of approximately 60 sales people organized into five regions. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia. All of the members of our direct sales force sell our medication and supply dispensing systems, as well as SafetyMed, Omnicell PharmacyCentral, SafetyPak, OmniLinkRx, DecisionCenter, OmniBuyer and ScanREQ.

        The sales cycle for our automation systems is long and can take in excess of 12 months. This is due in part to the cost of our systems and the number of people within a healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management and/or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable payment terms that reduce cash flow requirements. Typically, we sell our customers' multi-year payment term receivables to a third-party leasing company. We have contracts with several group purchasing organizations, or GPO, that enable us to sell our automation systems to GPO-member healthcare facilities without going through a lengthy request for proposal and bidding process. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include Premier, Inc., Novation, LLC, AmeriNet, Inc., HealthTrust Purchasing Group, L.P., Consorta, Inc., Broadlane, Inc. and the Department of Veterans Affairs.

        Our field service operations representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and installation of our automation systems. This group assists the customer with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, on-site support is provided by our field service operations team and technical support group.

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

Manufacturing

        Our medication and supply dispensing systems manufacturing strategy is to produce custom-configured systems with rapid turnaround in a high-quality and cost-effective manner. We currently conduct our manufacturing operation in an 87,000 square foot facility in Mountain View, California, of which approximately 35,000 square feet is allocated to manufacturing. We operate on a continuous flow, just-in-time basis to perform final assembly, configuration and system testing of all products. Our customer service personnel work closely with the end user to determine specific customer requirements for each installation. The detailed customer requirements are transmitted electronically to our manufacturing facility and, in some instances, one of our equipment suppliers where they are used to custom-configure each unit. Our operating software is installed as a part of the assembly process.

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

Product Backlog

        Product backlog is the amount of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the amount of such systems that have not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, we intend to build our product backlog. Our objective is to build backlog over the next several quarters to enable more effective execution going forward. We first began reporting our backlog as of September 30, 2002. Our product backlog was $28.0 million and $38.1 million as of December 31, 2002 and 2003, respectively.

Installations

        The majority of our product revenue is derived from the sale and installation of medication and supply dispensing systems. These systems are shipped based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, our software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations, the systems have been tested and we have received a customer certification that we have completed our installation obligations.

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

        We expect continued and increased competition from current and future competitors, many of which have greater financial, technical, marketing and other resources than we have. Our current direct competitors in the medication and supply dispensing systems market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation, Inc. (a business unit of McKesson Corporation), and AmerisourceBergen Drug Corporation (through its acquisition of MedSelect, Inc.).

        With the acquisition of Omnicell PharmacyCentral, SafetyMed and ScanREQ and the development of our open systems solutions, we have gained additional competitors. They include AutoMed, Inc. and Bridge Medical, Inc. (both AmerisourceBergen Drug Corporation companies), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

        Companies in the medication management and supply chain solution market compete based on:

  •
  breadth and depth of product offerings;

  •
  flexibility and modularity of products;

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

        All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. We have also obtained registration of Omnicell, the Omnicell logo, OmniBuyer, OmniCenter, OmniSupplier, OmniRx, DecisionCenter, Sure-Med and ScanREQ trademarks through the United States Patent and Trademark Office. We are in the process of registering other trademarks in the United States and internationally. We seek to protect and enforce our rights in our patents, copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality and licensing agreements.

Employees

        As of December 31, 2003 we had a total of 432 employees, including 49 in manufacturing, 56 in research and development, 63 in sales, 192 in customer service/field operations, 15 in marketing, and 57 in general and administration positions. We also employ independent contractors and temporary personnel to support our development, marketing, customer support, field service and administration organizations. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

        The following table sets forth certain information as of February 28, 2004, about our executive officers:

Name	Age	Position
Randall A. Lipps	46	President, Chief Executive Officer, and Chairman of the Board of Directors
Dennis P. Wolf	51	Executive Vice President of Operations, Finance and Administration and Chief Financial Officer
Gary E. Wright	50	Executive Vice President of Sales, Marketing and Field Operations
J. Christopher Drew	38	Senior Vice President of Business Development
Dan S. Johnston	40	Senior Vice President and General Counsel

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

Dennis P. Wolf was named Executive Vice President of Operations, Finance and Administration and Chief Financial Officer in February 2003. From 2001 to 2003, Mr. Wolf served as Senior Vice President of Finance and Administration and as Chief Financial Officer of Redback Networks, a broadband and optical networking company. From 1998 to 2001, Mr. Wolf was the Executive Vice President and Chief Financial Officer for Credence Systems Corporation, a manufacturer of integrated circuit test equipment, where he also served as Co-President from 1998 to 1999. Mr. Wolf received a B.A. in Religious Studies from the University of Colorado and an M.B.A. from the University of Denver.

Gary E. Wright joined Omnicell in June 1994 as Vice President of Sales and Field Operations and was named Executive Vice President of Sales, Marketing and Field Operations in October 2002. Mr. Wright has also served as Omnicell's Vice President of Supplier Relations and International, Vice President of Supplier Relations, and Vice President of Business Development. Mr. Wright received a B.S. from Northern Illinois University.

J. Christopher Drew joined Omnicell in April 1994 as Manager of Product Supply and was named Senior Vice President of Business Development in December 2003. Mr. Drew has also served as Omnicell's Vice President of Business Development, Vice President of Branded Solutions, and Director of Corporate Development. From 1989 to 1992, Mr. Drew was a Financial Analyst at Goldman, Sachs & Co. and at Brentwood Associates, a private equity firm. Mr. Drew received a B.A. in Economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.

Dan S. Johnston was named Senior Vice President and General Counsel in November 2003. From 1999 to 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company, and from 1994 to 1999 was an attorney with the law firm Cooley Godward LLP. Mr. Johnston received a B.S. in Computer Information Systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.

Web Site Address

        Our Web site address is www.omnicell.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR Web site directly to our reports. You may read and copy materials that Omnicell files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information.

        In 2004, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions. We intend to post the text of our code of ethics on our Web site at www.omnicell.com in connection with "Investor" materials. In addition, we intend to promptly disclose on our Web site in the future (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

ITEM 2. PROPERTIES

        We lease approximately 160,000 square feet of office, development and manufacturing space in Mountain View, California, Palo Alto, California, Waukegan, Illinois, Lebanon, Tennessee and Houston, Texas. In June 2003, we entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. This space became our principal administrative, marketing, research and development, training and manufacturing facility in January 2004. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. Our headquarters was previously located in approximately 31,000 square feet of leased office space in Palo Alto, California under a lease expiring in June 2004 and our principal manufacturing facility was located in approximately 23,000 square feet of leased space in Palo Alto, California under a lease that expired in February 2004. In addition, we maintain an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years, and 2,400 and 1,200 square feet of administrative, sales and product development space in Lebanon, Tennessee and Houston, Texas under leases expiring in October 2006 and May 2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

(a)   Market for Our Common Stock

        Our common stock has been traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "OMCL" since August 7, 2001. The following table sets forth for the period indicated the high and low closing sale prices for the common stock, as reported by the Nasdaq National Market. The reported last sale price of the Company's common stock on the Nasdaq National Market on February 27, 2004 was $20.38.

Fiscal Year Ended December 31, 2003	High	Low
Fourth Quarter	$17.08	$12.51
Third Quarter	$16.50	$9.03
Second Quarter	$10.07	$3.29
First Quarter	$3.31	$2.47
Fiscal Year Ended December 31, 2002
Fourth Quarter	$5.36	$1.40
Third Quarter	$6.60	$5.62
Second Quarter	$9.05	$4.57
First Quarter	$9.05	$6.50

        The approximate number of holders of record of the shares of the Company's common stock was 447 as of February 27, 2004. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The Company estimates that it has approximately 5,400 beneficial owners of its common stock.

        The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

(b)   Recent Sales of Unregistered Securities

        In October 2001 the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745 to Ascension Health Ventures, LLC. The sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Regulation D. This warrant has been exercised in full.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following statement of operations and balance sheet data have been derived from Omnicell's consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K(1).

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Product revenues	$82,206	$72,834	$75,501	$58,458	$44,074
Product revenues from related party(2)	—	—	—	1,097	4,163
Service and other revenues	19,921	14,856	11,400	7,810	7,034

Total revenues	102,127	87,690	86,901	67,365	55,271
Cost of product revenues	34,458	30,308	26,745	18,856	28,918
Cost of service and other revenues	8,003	6,110	6,022	7,722	5,377

Total cost of revenues(3)	42,461	36,418	32,767	26,578	34,295

Gross profit	59,666	51,272	54,134	40,787	20,976
Operating expenses:
Research and development(4)	8,950	9,970	11,031	11,412	8,745
Selling, general and administrative(4)	42,779	44,767	43,683	46,000	35,797
Integration(5)	—	—	—	—	785
Restructuring and facility charges(6)	953	1,723	(150)	2,908	—
Purchased in-process research and development	—	715	—	—	—

Total operating expenses	52,682	57,175	54,564	60,320	45,327

Income (loss) from operations	6,984	(5,903)	(430)	(19,533)	(24,351)
Other income (expense), net	565	875	(577)	(1,156)	(1,767)

Income (loss) before income taxes	7,549	(5,028)	(1,007)	(20,689)	(26,118)
Provision for income taxes	242	10	160	100	149

Net income (loss)	$7,307	$(5,038)	$(1,167)	$(20,789)	$(26,267)

Net income (loss) per common share:
Basic	$0.32	$(0.23)	$(0.11)	$(12.20)	$(17.86)

Diluted	$0.29	$(0.23)	$(0.11)	$(12.20)	$(17.86)

Weighted average common shares outstanding:
Basic	22,746	21,725	10,312	1,704	1,471

Diluted	25,321	21,725	10,312	1,704	1,471

(1)
The amounts shown include the results of the BCX Technology, Inc. acquisition from August 16, 2003, the results of the APRS, Inc. acquisition from August 30, 2002 and the results of the Sure-Med acquisition from January 29, 1999.

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

(4)
Includes charges for stock-based compensation as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Research and development	$25	$86	$213	$139	$—
Selling, general and administrative	$123	$419	$1,034	$677	$11

(5)
Integration expense in the year ended December 31, 1999 includes expenses associated with the Sure-Med acquisition.

(6)
The Company recorded restructuring charges of $1.7 million in the fourth quarter of fiscal 2002 and $0.6 million in the second quarter of fiscal 2003 in connection with plans to reduce costs and improve operational efficiencies. The Company recorded facility charges of $0.4 million in the fourth quarter of fiscal 2003 in connection with the move of its corporate headquarters to Mountain View, California. The Company recorded restructuring costs of $2.9 million in the third quarter of fiscal 2000 in connection with a strategic change in its e-commerce business to concentrate primarily on its Internet-based procurement application.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands, except other data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,524	$21,485	$23,839	$11,967	$6,698
Total assets	84,467	70,925	72,114	43,905	37,117
Deferred gross profit(1)	10,125	18,008	24,790	25,847	26,695
Deferred service revenue	12,650	11,598	8,009	3,233	2,268
Long-term obligations, net of current portion	5,568	4,446	363	9,218	9,252
Redeemable convertible preferred stock	—	—	—	10,113	15,166
Total stockholders' equity (net capital deficiency)	$34,758	$16,306	$19,601	$(25,024)	$(35,848)
Other Data:
Cumulative number of sites of installed medication and supply dispensing systems	1,450	1,365	1,246	1,096	910
Cumulative number of medication and supply dispensing systems installed	29,011	24,559	21,490	17,772	14,242

(1)
Deferred gross profit represents primarily gross profit on sales of medication and supply dispensing systems, excluding installation cost, that have been shipped to, accepted, invoiced, and, in most instances, paid for by our customers but not yet installed at the customer site. The revenues and cost of revenues for such items are recorded upon completion of installation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

        In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and customer demand. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those referred to in "Quantitative and Qualitative Disclosures About Market Risk," under the heading "Factors That May Affect Future Operating Results" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Overview

        We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In August 2002, we acquired APRS, Inc. to support, develop, and market integrated system solutions to health system pharmacies. This central pharmacy carousel storage and retrieval solution is sold under our Omnicell Pharmacy Central product name. In December 2002, we purchased the intellectual property assets of Medisafe, a provider of point-of-care beside automation solutions, called SafetyMed. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement our cabinet-based supply solutions. From inception through December 31, 2003, we had completed our installation obligations, if any, of an aggregate of 29,011 of our medication and supply dispensing systems at 1,450 healthcare facilities.

        We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into five regions in the United States. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

        We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to complete their acceptance of installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates requested by our customers and on growing product backlog.

        Our key goals for 2003 were to refine our business strategy and increase operating margin. During 2003, we saw quarterly improvement in backlog, revenue, operating margin and net income. The significant element of these improvements was our focus on delivering automated end-to-end solutions for the supply chain management and medication use process for healthcare facilities. The ability to sell PharmacyCentral and SafetyMed as part of an end-to-end solution helped us win deals during 2003, although neither of these products represented a meaningful amount of revenue in 2003. To continue to compete in every end-to-end opportunity in the marketplace, we must continue to introduce new products and add new features into our current product lines. During 2003, we introduced our OmniDispenser and SafetyPak products. Additionally, we have added features such as SafetyStock bar coding and Touch and Go Biometric Fingerprint Scanning.

        In 2003, working with a partner, we opened our technology center in India to work on projects that enable us to increase our engineering headcount in a cost-effective manner. We built an internal service organization to provide service and support for our products, allowing us to move away from a third-party service provider. In addition, we added a new quality organization focusing on improving manufacturing quality to reduce unit costs and achieve ISO 9001:2000 certification.

Product Backlog

        Product backlog is the amount of medication and supply dispensing systems that has shipped over the prior twelve months to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, we intend to build our product backlog. We first began reporting our backlog as of September 30, 2002. Since that time we have increased our product backlog by $16.7 million or 78.0% to $38.1 million at December 31, 2003.

Critical Accounting Policies and Estimates

General

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. We have policies that we consider key accounting policies, such as revenue recognition, which are critical to our business operations and the understanding of our results of operations. In addition, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most critical accounting estimates include the valuation of accounts receivable, accounting for sales of accounts receivable, valuation of inventory, purchased residual interests which are included within other assets, assessment of impairment of goodwill, and accrued Sure-Med upgrade costs, which are included within accrued liabilities.

Revenue Recognition

        Our revenue recognition policy significantly impacts our results of operations because it determines the timing of when revenue is recognized. It also impacts the timing of certain expenses, such as commissions and installation expenses, as they are determined by the timing of the recognition of corresponding revenues. We follow specific and detailed policies on recognizing revenue. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

        Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale with 30 day or multi-year payment terms. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition," are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell's price to the customer is fixed and determinable; and collectibility is reasonably assured. The majority of our product revenue is derived from the sale and installation of medication and supply dispensing systems. We ship our systems based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, our software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. Prior to recognizing revenue, we require the customer to provide us with an installation confirmation letter that we have completed our obligations. Delays at a customer site due to construction or other causes could result in our inability to install, and therefore recognize revenue. We also sell our medication and supply dispensing systems through distributors in Canada, Europe, the Middle East, Asia and Australia. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

        Revenues from multi-year payment arrangements are recognized upon completion of our installation obligation, if any, and at the beginning of the non-cancelable payment term. Most of our multi-year payment receivables are sold to third-party leasing finance companies. We record revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company. We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we have no obligation to the leasing company once the receivable is sold. In 2003, 2002 and 2001, sales of medication and supply dispensing systems sold under multi-year payment agreements totaled approximately $27.9 million, $34.4 million, and $43.4 million, respectively. In 2003, 2002 and 2001, customer lease receivables sold to third-party leasing companies totaled approximately $26.8 million, $37.1 million and $38.1 million, respectively. At December 31, 2003 and 2002, accounts receivable included approximately $3.1 million and $1.4 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of December 31, 2003 the balance of our unsold leases to U.S. government customers was $0.7 million.

        Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by us under separate support services terms. When support services are sold under multiple element arrangements, we allocate revenue to support services based on its fair value. We recognize revenue for support services ratably over the related support services contract period. In addition, we enter into professional services and training arrangements. We recognize revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed.

Accounts Receivable

        We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customers' financial position and ability to pay. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually be uncollectible in the future.

Sales of Accounts Receivable

        We offer our customers multi-year, non-cancelable payment terms. We typically sell our customers' multi-year payment agreements to a third-party leasing company. In these sales, we generally transfer customer accounts receivable to the leasing company on a non-recourse basis at our book value so no gain is recorded on the transfer. In these non-recourse transfers, we remove the sold receivable from our assets as we have assessed that the sales should be accounted for as "true sales" in accordance with Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". If we have overestimated the amount of the receivable sales that should be recorded in this way, our assets and liabilities would need to be increased. During the fiscal years ended December 31, 2003, 2002 and 2001, we have transferred accounts receivable totaling $22.5 million, $32.4 million and $34.6 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded $7.7 million of our total sold receivable portfolio of $111.5 million as of December 2003 and $5.4 million of our total sold receivable portfolio of $102.3 million as of December 31, 2002 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Inventory

        We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other Assets

Purchased Residual Interests

        Although we had no contractual obligation to do so, in July 2002 we executed an agreement to purchase from Americorp Financial, Inc., or AFI, all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residual interests based on the original implied payment residual value, equipment type and our assessment of the customers' likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residual interests expire at various dates within four years from the date of the purchase agreement. Purchased residual interests are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residual interests could become significantly impaired. The value of purchased residual interests included in other assets at December 31, 2003 and 2002 were $2.3 million and $2.9 million, respectively.

Impairment of Goodwill and Purchased Intangible Assets

        At December 31, 2003 we had goodwill and purchased intangible assets with infinite lives of $2.3 million. In accordance with the SFAS No. 142, "Goodwill and Other Intangible Assets," we measure such assets for impairment on an annual basis during the fourth quarter and between annual tests in certain circumstances. No impairment of goodwill or purchased intangibles with infinite lives was recognized for the years ended December 31, 2003 or 2002. We did not have any goodwill or purchased intangible assets with infinite lives in 2001.

        At December 31, 2003 we had purchased intangible assets with finite lives of $4.0 million. Purchased intangible assets with finite lives include software and customer relationships acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of five or six years. Additionally, these intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of these intangible assets was recognized for the year ended December 31, 2003 or 2002. We did not have any purchased intangible assets with finite lives in 2001.

Accrued Liabilities

        Accrued liabilities are based on our judgment of estimated future costs for goods or services already received or obligations incurred. Actual costs may differ from those estimates. Our estimates for accrued customer upgrade costs of $0.9 million and $2.0 million as of December 31, 2003 and 2002, respectively, required a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers we assumed under our purchase of Sure-Med in January 1999. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Results of Operations

        The following table sets forth certain items included in our results of operations for the years ended December 31, 2003, 2002 and 2001, expressed as a percentage of our total revenues for these periods:

	Year Ended December 31,
	2003	2002	2001
Statement of Operations:
Product revenues	80.5%	83.1%	86.9%
Service and other revenues	19.5	16.9	13.1

Total revenues	100.0	100.0	100.0
Cost of product revenues	33.8	34.5	30.8
Cost of service and other revenues	7.8	7.0	6.9

Total cost of revenues	41.6	41.5	37.7

Gross profit	58.4	58.5	62.3
Operating expenses:
Research and development	8.7	11.4	12.7
Selling, general and administrative	41.9	51.0	50.3
Restructuring and facility charges	1.0	2.0	(0.2)
Purchased in-process research and development	—	0.8	—

Total operating expenses	51.6	65.2	62.8
Income (loss) from operations	6.8	(6.7)	(0.5)
Other income (expense), net	0.6	1.0	(0.6)

Income (loss) before provision for income taxes	7.4	(5.7)	(1.1)
Provision for income taxes	0.2	0.1	0.2

Net income (loss)	7.2%	(5.8)%	(1.3)%

Product Revenues, Cost of Product Revenues and Gross Profit

	Year Ended December 31,
	2003	2002	2001
Product revenues	$82,206	$72,834	$75,501
Cost of product revenues	34,458	30,308	26,745

Gross profit	$47,748	$42,526	$48,756

        Product revenues increased by $9.4 million, or 12.9%, in 2003 compared to 2002. The increase was due to an increase in the number of medication and supply dispensing system installations and an increase in revenue associated with our provision of software programs that interface our systems with our customers' systems. Part of this increase can be attributed to a change made to our business model in the third quarter of 2002, when we shifted our focus to building product backlog (build-to-order) from product shipments (build-to-ship). As a result of this change in our strategy, we were able to experience a constant growth in revenues, which is evidenced by sequential growth in each quarter since September 2002. Revenues also increased as a result of two successful acquisitions, APRS, Inc. and BCX Technology, Inc. in 2002 and 2003, respectively. We expect product revenues in the first quarter of 2004 to be essentially flat with the fourth quarter of 2003, and expect sequential quarterly growth throughout the rest of 2004.

        Product revenues decreased by $2.7 million, or 3.5%, in 2002 compared to 2001. The decrease was due primarily to a decrease in the number of medication and supply dispensing system installations. The reduction in the number of units installed was partially offset by an increase in the relative proportion of medication dispensing systems sold, which have higher selling prices than our supply dispensing systems. In addition, we experienced an increase in the average selling prices of our supply dispensing systems in 2002 as compared with 2001 due to increased customer demand for our higher priced systems.

        Cost of product revenues increased by $4.2 million, or 13.7%, in 2003 compared to 2002, and increased by $3.6 million, or 13.3%, in 2002 compared to 2001. Gross profit on product sales was $47.7 million or 58.0% of product revenues in 2003 as compared to $42.5 million, or 58.4% of product revenues in 2002 and $48.8 million, or 64.6% of product revenues in 2001. The decrease in gross profit as a percentage of product revenues in 2003 as compared to 2002 was due to the amortization of capitalized costs from purchased intangibles in the acquisitions of BCX Technology, Inc., Medisafe, and APRS, Inc., partially offset by a decrease caused by product sales with higher margins.

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

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

	Year Ended December 31,
	2003	2002	2001
Service and other revenues	$19,921	$14,856	$11,400
Cost of service and other revenues	8,003	6,110	6,022

Gross profit	$11,918	$8,746	$5,378

        Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospitals, whose information systems are connected to our Web-based procurement application. Service and other revenues increased by $5.1 million or 34.1%, in 2003 compared to 2002 and increased by $3.5 million, or 30.3% in 2002 compared to 2001. The increase in 2003 and 2002 from the prior years were primarily due to the increase in our installed base of automation systems combined with an increase in the number of multi-year payment term sales with service contracts. In addition, we experienced an increase in our e-Commerce OmniBuyer sales. We anticipate that service and other revenues in 2004 on a quarterly basis will be similar to the fourth quarter of 2003, or approximately $5.0 million per quarter.

        Cost of service and other revenues increased by $1.9 million or 31.0%, in 2003 compared to 2002 and stayed relatively flat in 2002 compared to 2001. Gross profit on service and other revenues was $11.9 million, or 59.8% of service and other revenues in 2003 compared to $8.7 million or 58.9% of service and other revenues in 2002. The increase in gross profit margin on service and other revenues in 2003 as compared to 2002 is due to a reduction in support and maintenance costs, which tend to decrease after the first six months of product installation. This reduction in costs was partially offset by costs incurred in transitioning our servicing efforts from an outsourced model, where we utilize a third party service provider to an internal service organization. We believe that cost of service and other revenues will continue to grow in absolute dollars from service contracts associated with the growth of our installed base of medication and supply dispensing systems.

        Gross profit on service and other revenues was $8.7 million, or 58.9% of service and other revenues in 2002 compared to $5.4 million or 47.2% of service and other revenues in 2001. The increase in gross profit margin on service and other revenues in 2002 as compared to 2001 reflects a reduction in costs from our third-party service provider and the utilization of a higher concentration of refurbished product, for which our costs are minimal, to fulfill our service requirements. We expect that gross margin on service and other revenues will continue to fluctuate based upon our ability to sustain and improve cost efficiencies from our new internal service organization.

Operating Expenses

	Year Ended December 31,
	2003	2002	2001
Research and development	$8,950	$9,970	$11,031
Selling, general and administrative	42,779	44,767	43,683
Restructuring and facility charges	953	1,723	(150)
Purchased in-process research and development	—	715	—

Total operating expenses	$52,682	$57,175	$54,564

        Research and Development.    Research and development expenses decreased by $1.0 million, or 10.2%, in 2003 compared to 2002 and by $1.0 million, or 9.6%, in 2002 compared to 2001. Research and development expenses represented 8.7%, 11.4% and 12.7% of total revenues in 2003, 2002 and 2001, respectively. The decrease in 2003 was due primarily to a reduction in external consulting, as well as lower salary-related expenses as a result of our October 2002 and April 2003 restructurings which resulted in a reduction of 8 research and development employees, or approximately 12% of total research and development headcount. The decrease in 2002 was due primarily to an increase in the amount of capitalized software development costs relating to a major upgrade to our application software. In 2002, we capitalized approximately $1.4 million of software development costs compared to $0.7 million of software development costs capitalized in 2001. Additionally, we lowered our research and development spending in our e-Commerce business to $1.6 million in 2002 from $2.1 million in

2001. We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our product and new feature offerings.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $2.0 million, or 4.5%, in 2003 compared to 2002, and increased by $1.0 million, or 2.5%, in 2002 compared to 2001. Selling, general and administrative expenses represented 41.9%, 51.0% and 50.3% of total revenues in 2003, 2002 and 2001, respectively. The decrease in 2003 selling, general and administrative expenses on an absolute dollar basis reflects lower salary related expenses as a result of our October 2002 and April 2003 restructurings and a reduction in travel costs, partially offset by higher professional fees for legal and accounting services. The increase in 2002 selling, general and administrative expenses on an absolute dollar basis reflects higher occupancy and travel costs partially offset by lower expenses for bonuses and amortization of deferred stock compensation. We expect that selling, general and administrative expenses in absolute dollars and as a percentage of revenue will increase in 2004, as a result of increases in headcount in order to support planned growth.

        Restructuring and Facility Charges.    Restructuring and facility charges were $1.0 million in 2003, $1.7 million in 2002 and $(0.2) million in 2001. In 2003 and 2002, we restructured our organization to reduce costs and improve operational efficiencies. As part of this restructuring, we reduced headcount by 4.0%, or 14 employees in 2003, and by 10.0%, or 39 employees in 2002. There is no remaining accrual for restructuring charges as of December 31, 2003. Additionally, in December 2003, we incurred facility charges of $0.4 million to reduce costs and improve operational efficiencies related to the move of our corporate headquarters to a new facility in Mountain View, California. In 2001, we reversed the remaining outstanding restructuring accrual from a restructuring charge in 2000 in the amount of $150,000 related to estimated severance and benefits.

Income taxes

	Year Ended December 31,
	2003	2002	2001
Provision for income taxes	$242	$10	$160

        Due to net operating loss and research and development credit carryforwards available to us, we recorded minimal total federal and state income tax expense in 2003 and 2002. Impacting 2002 was an $85,000 tax benefit relating to a change in the calculation of the Alternative Minimum Tax Credit for 2001 due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002.

        As of December 31, 2003, we had approximately $41.1 million of deferred tax assets. Due to our recent operating history, we concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against its deferred tax assets. In the event that these attributes are recognized in the future, income tax expense will be reduced by $37.5 million and $3.6 million will be credited to paid-in capital for unrecognized stock option deductions.

Segment Information

        We report segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of our e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2003, 2002 and 2001, substantially all of our total revenues and gross profit were generated by the medication and supply dispensing systems operating segment.

Liquidity and Capital Resources

        Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $33.5 million as of December 31, 2003. This represented an increase of $12.0 million compared to $21.5 million as of December 31, 2002. Our funds are currently invested in U.S. commercial and government debt securities.

        We generated $7.7 million and $1.2 million in net cash from operating activities during 2003 and 2002, respectively. Net income was $7.3 million in 2003 compared to a net loss of $5.0 million in 2002. Working capital uses of cash occurred in accounts receivable, which increased by approximately $3.9 million during 2003. The increase was due to the overall increase in revenues, which is partially offset by our successful collection strategy. The days' sales outstanding decreased to 46 days in 2003 from 49 days in 2002. Additionally, deferred gross profit decreased by $7.9 million due to an effort that began in the fourth quarter of 2002 to ship product closer to the installation date and recognize revenue sooner. Working capital sources of cash included inventory balances decreasing by approximately $4.0 million to $8.8 million as of December 31, 2003. The decrease in inventory levels was a result of the change in our inventory management strategy to "built-to-order" toward the end of 2002. As a result, the inventory turnover improved during 2003 to four times compared to three times during 2002.

        We used $14.3 million in net cash for investing activities during 2003, compared to $2.1 million in net cash provided from investing activities during 2002. The increase in cash generated from operating activities during 2003 compared to 2002 resulted in net $8.9 million purchases of short-term investments in 2003. Additionally, during 2003 we used $2.7 million in net cash to acquire BCX Technology, Inc. to strategically expand our product portfolio and healthcare solutions. Capital expenditures were $2.7 million in 2003 compared to $2.1 million in 2002, representing mainly information system related purchases.

        We generated $9.7 million and $1.3 million in net cash from financing activities during 2003 and 2002, respectively. The main financing source of cash during 2003 was $6.4 million in net proceeds from common stock issuances upon exercise of employee stock options and common stock issuances under our employee stock purchase plan. Additionally, we received $4.5 million in net proceeds generated upon collection of notes receivable from stockholders. We have no notes receivable from any stockholder outstanding as of December 31, 2003.

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

        We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan. We have net operating lease commitments of $7.1 million payable when due through 2009 as follows (in thousands):

2004	$844
2005	1,114
2006	1,559
2007	1,440
2008	1,522
2009	652

Total minimum lease payments	$7,131

        We paid the final balance of $0.3 million in January 2004 related to our note payable to Americorp Financial, Inc. ("AFI") as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI.

        As part of the acquisition of BCX Technology, Inc. we paid $1.0 million in January 2004, including an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. Additionally, the acquisition agreement requires us to pay up to an additional $1.0 million by January 1, 2006, if certain performance milestones are achieved in the years 2004 and 2005. The first of these milestones of $0.5 million was achieved as of December 31, 2003 and was accrued as of that date.

        We have an obligation to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in January 2005, as part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions.

Recently Issued Accounting Pronouncements

        In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. We do not believe the adoption of the remaining provisions of FIN 46 will have a material impact on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. We reduce the sensitivity of our results of operations to these risks by maintaining an investment portfolio which is comprised solely of highly rated, short-term investments. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading purposes. We are not exposed to currency exchange fluctuations when we sell our products internationally as we manage the sensitivity of our international sales by denominating all transactions in U.S. dollars.

        Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as "fixed-rate" if the rate of return on such instruments remains fixed over their term. These "fixed-rate" investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates of less than one year. The table below presents the amounts and related weighted average interest rates of our short-term investments at December 31, 2003 and 2002 (dollars in thousands, except percentage rates).

	December 31,
	2003	2002
Average fixed interest rate	1.17%	0.81%
Amortized cost	$9,033	$85
Fair value	$9,025	$85

Factors That May Affect Future Operating Results

        Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would harm our business.     Our medication and supply dispensing systems represent a relatively new approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and harm our business. We cannot be sure that we will continue to be successful in marketing our medication and supply dispensing systems or that the level of market acceptance of such systems will continue to generate operating income.

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

        The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.     The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Drug Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of Omnicell PharmacyCentral, SafetyMed and ScanREQ and the development of our open systems solutions, we have gained additional competitors. They include AutoMed, Inc. and Bridge Medical, Inc. (both AmerisourceBergen Drug Corporation companies), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

        Our current and potential customers may have other business relationships with our competitors and consider those relationships when deciding between our products and services and those of our competitors.     Many of our competitors are large drug and medical-surgical supply distribution companies that sell their distribution services to our current and potential customers. As a result, if a customer is a distribution customer of one of our competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance their business relationship with that competitor.

        We have a history of operating losses and we cannot assure you that we will maintain profitability.     We had net losses of $1.2 million and $5.0 million in 2001 and 2002 respectively. While we were profitable with net income of $7.3 million for the year ended December 31, 2003, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

        If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.     For the 12 months prior to March 5, 2004, our common stock has traded between $2.48 and $22.38 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

  •
  our operating results;

  •
  developments in our relationships with corporate customers;

  •
  changes in the ratings of our stock by securities analysts;

  •
  announcement by us or our competitors of technological innovations or new products; or

  •
  general economic and market conditions.

        Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging companies. These broad market fluctuations may adversely affect the market price of our common stock irrespective of our operating performance. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

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

        We have outstanding options that have the potential to dilute shareholder value and cause our stock value to decline.     We frequently grant stock options to our employees and other individuals. At December 31, 2003, we had options outstanding for 6,606,235 shares of our common stock at option exercise prices ranging from $0.80 to $16.26 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

        If we experience delays in or loss of sales, or installations of our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.     The purchase of our medication and supply dispensing systems is often part of a customer's larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems generally involves a significant commitment of management attention and resources by prospective customers and often requires the input and approval of many decision makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We may experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business. In addition, many of our hospital customers are often slow to install our systems after they are purchased for reasons that are outside our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Fluctuation in our quarterly operating results may cause our stock price to decline.

        We may not be able to successfully integrate acquired businesses or technologies into our existing business.     As an element of our growth strategy, we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired businesses effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

  •
  uncertain availability of suitable businesses, products or technologies for acquisition on terms acceptable to us;

  •
  difficulties in combining previously separate businesses into a single unit;

  •
  the substantial diversion of management's attention from day-to-day business when evaluating and negotiating these transactions and then integrating an acquired business;

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

        If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.     U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of December 31, 2003, the balance of our unsold receivables from U.S. government customers was $0.7 million.

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

        Our failure to protect our intellectual property rights could adversely affect our ability to compete.     We believe that our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent and copyright protections in the United States and foreign jurisdictions for technology and software that we believe to be proprietary and for intellectual property that offers us a potential competitive advantage for our products and we intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and we have obtained copyright protection for most of our system software. There can be no assurance that we will file any patent applications in the future that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around our patent and copyright protections. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

        Intellectual property claims against us could harm our competitive position, results of operations and financial condition.    Other than as described below, we do not believe that any of our products infringe upon the proprietary rights of any third parties. We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. In the future third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

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

  •
  the expense of acquiring additional technologies;

  •
  the cost of developing increased manufacturing and sales capacity; and

  •
  the timely collection of accounts receivable.

        As a result of the foregoing factors, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that this additional funding, if needed, will be available on terms attractive to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available and may involve restrictive covenants that could affect our ability to pay dividends or raise additional capital. Our failure to raise capital when needed could harm our competitive position, results of operations and financial condition.

        If our Omnicell PharmacyCentral, SafetyMed and ScanREQ products do not achieve market acceptance, our sales and operating results will be affected.     We acquired two new products in the second half of 2002 and one new product in the third quarter of 2003, Omnicell PharmacyCentral, SafetyMed and ScanREQ, all of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval, bedside automation and open supply management. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

        In addition, deployment of Omnicell PharmacyCentral, SafetyMed and ScanREQ requires interoperability with other Omnicell products as well as with healthcare facilities' existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

        Government regulation of the healthcare industry could adversely affect demand for our products.     While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, these products, or our future products, if any, may be regulated in the future. A requirement for FDA approval could have a material adverse effect on the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

        While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are "covered entities" under HIPAA. Because Omnicell may be considered a "business associate" under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April 2005. We cannot predict the potential impact of these rules, rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could adversely affect demand for our products or force us to redesign our products in order to meet regulatory requirements.

        We adopted a stockholder rights plan that may discourage, delay or prevent a change in control of our company that is beneficial to our stockholders.     In February 2003, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a change in control of our company that is beneficial to our stockholders. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquiror's rights would not become exercisable for our shares of common stock at a discount, the potential acquiror would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, a change in control of our company that our stockholders may consider in their best interests may not occur.

        Our facilities are located near known earthquake fault zones and the occurrence of an earthquake or other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or curtail operations.     Our facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events including the effects of war or acts of terrorism. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

        Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.     The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these and other corporate developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and the independent auditors' report appear on pages 31 through 56 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on the evaluation as of the end of the period covered by this Annual Report, our CEO and CFO have concluded that Omnicell's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by Omnicell in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

        Changes in internal controls.    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Omnicell internal controls. Accordingly, no corrective actions were required or undertaken.

        Limitations on the effectiveness of controls.    The company's management, including CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our Disclosure Controls and our internal controls over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our Disclosure Controls and our internal controls over financial reporting were sufficiently effective as of December 31, 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item concerning executive officers is set forth in Part I of this Report in "Business—Management" and certain other information required by this item is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement related to the Company's Annual Meeting of Stockholders to be held May 20, 2004 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G (3) of Form 10-K (the "Proxy Statement").

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required in this section is incorporated by reference to the section captioned "Ratification of Selection of Independent Auditors" contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

		Page
(a)(1)	Financial Statements
	Index to Financial Statements:
	Report of Ernst & Young LLP, Independent Auditors	38
	Consolidated Balance Sheets as of December 31, 2003 and 2002	39
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	40
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Net Capital Deficiency) for the years ended December 31, 2003, 2002 and 2001	41
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	42
	Notes to Consolidated Financial Statements	43
	Consolidated Supplementary Financial Data	67
(a)(2)	Financial Statement Schedule
	See Schedule II on page 68 for valuation and qualifying accounts.
	All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements.
(a)(3)	Exhibits
	The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)	Reports on Form 8-K
	The following report on Form 8-K was filed during the three month period ended December 31, 2003:
	(i) On October 16, 2003, the Company filed a current report on Form 8-K relating to the issuance of a press release announcing its financial results for the quarter ended September 30, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed at Item 15(a) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                            /s/  ERNST & YOUNG LLP

San Jose, California
January 23, 2004

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$24,499	$21,400
Short-term investments	9,025	85
Accounts receivable, net of allowance for doubtful accounts of $453 and $465 at December 31, 2003 and 2002, respectively	14,529	10,644
Inventories	8,783	12,741
Receivables subject to a sales agreement	2,737	1,700
Prepaid expenses and other current assets	3,966	3,575

Total current assets	63,539	50,145

Property and equipment, net	4,833	5,026
Long-term lease receivables subject to a sales agreement	4,985	3,683
Purchased intangibles	4,195	3,027
Goodwill	2,127	382
Other assets	4,788	8,662

Total assets	$84,467	$70,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,921	$5,975
Accrued liabilities	15,403	11,695
Deferred service revenue	12,650	11,598
Deferred gross profit	10,125	18,008
Obligation resulting from sale of receivables	2,737	1,700
Current portion of note payable	305	1,197

Total current liabilities	44,141	50,173
Note payable	—	305
Long-term obligation resulting from sale of receivables	4,985	3,683
Other long-term liabilities	583	458
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued at December 31, 2003 and 2002
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 23,781,042 shares at December 2003 and 22,118,017 shares at December 31, 2002	24	22
Additional paid-in capital	126,446	119,955
Notes receivable from stockholders	—	(4,512)
Deferred stock compensation	(11)	(159)
Accumulated deficit	(91,693)	(99,000)
Accumulated other comprehensive loss	(8)	—

Total stockholders' equity	34,758	16,306

Total liabilities and stockholders' equity	$84,467	$70,925

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product revenues	$82,206	$72,834	$75,501
Service and other revenues	19,921	14,856	11,400

Total revenues	102,127	87,690	86,901
Cost of revenues:
Cost of product revenues	34,458	30,308	26,745
Cost of service and other revenues	8,003	6,110	6,022

Total cost of revenues	42,461	36,418	32,767

Gross profit	59,666	51,272	54,134
Operating expenses:
Research and development	8,950	9,970	11,031
Selling, general and administrative	42,779	44,767	43,683
Restructuring and facility charges	953	1,723	(150)
Purchased in-process research and development	—	715	—

Total operating expenses	52,682	57,175	54,564

Income (loss) from operations	6,984	(5,903)	(430)
Interest and other income	692	1,487	764
Interest and other expense	(127)	(612)	(1,341)

Income (loss) before provision for income taxes	7,549	(5,028)	(1,007)
Provision for income taxes	242	10	160

Net income (loss)	$7,307	$(5,038)	$(1,167)

Net income (loss) per share—basic	$0.32	$(0.23)	$(0.11)

Net income (loss) per share—diluted	$0.29	$(0.23)	$(0.11)

Weighted average common shares outstanding:
Basic	22,746	21,725	10,312

Diluted	25,321	21,725	10,312

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock
					Common							Total Stockholders' Equity (Net Capital Deficiency)
								Notes Receivable From Stockholders			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Stock Amount	Additional Paid In Capital		Deferred Stock Compensation	Accumulated Deficit
Balance at December 31, 2000	720,800	$10,113	14,538,376	$62,392	3,080,140	$11,728	$—	$(4,578)	$(1,775)	$(92,795)	$4	$(25,024)
Re-incorporation in Delaware	—	—	—	—	—	(11,725)	11,725	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)
Change in unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	(4)	(4)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(1,171)

Issuance of common stock upon initial public offering, net of issuance costs of $1,992	—	—	—	—	6,900,000	7	42,920	—	—	—	—	42,927
Conversion of convertible preferred stock to common stock	—	—	(14,538,376)	(62,392)	11,375,456	11	62,381	—	—	—	—	—
Redemption of redeemable convertible preferred stock	(720,800)	(10,113)	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	73,736	—	82	—	—	—	—	82
Issuance of stock under employee stock purchase plan	—	—	—	—	163,211	1	526	—	—	—	—	527
Issuance of warrants	—	—	—	—	18,551	—	600	—	—	—	—	600
Conversion of note receivable	—	—	—	—	55,574	—	389	—	—	—	—	389
Repayment of stockholders' note receivable	—	—	—	—	—	—	—	24	—	—	—	24
Deferred stock compensation	—	—	—	—	—	—	136	—	(136)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	1,247	—	—	1,247

Balance at December 31, 2001	—	—	—	—	21,666,668	22	118,759	(4,554)	(664)	(93,962)	—	19,601
Net and comprehensive loss	—	—	—	—	—	—	—	—	—	(5,038)	—	(5,038)
Exercise of stock options	—	—	—	—	336,886	—	470	—	—	—	—	470
Issuance of stock under employee stock purchase plan	—	—	—	—	139,144	—	775	—	—	—	—	775
Repurchases of common stock for repayment of stockholders' note receivable and accrued interest	—	—	—	—	(24,681)	—	(49)	42	—	—	—	(7)
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	505	—	—	505

Balance at December 31, 2002	—	—	—	—	22,118,017	22	119,955	(4,512)	(159)	(99,000)	—	16,306
Net income	—	—	—	—	—	—	—	—	—	7,307	—	7,307
Change in unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	(8)	(8)

Total comprehensive income												7,299

Exercise of stock option	—	—	—	—	1,431,672	2	6,154	—	—	—	—	6,156
Issuance of stock under employee stock purchase plan	—	—	—	—	166,164	—	425	—	—	—	—	425
Warrants exercised	—	—	—	—	91,950	—	—	—	—	—	—	0
Stock Compensation charge	—	—	—	—	—	—	94	—	—	—	—	94
Repayment of stockholders' note receivable	—	—	—	—	(26,761)	—	(182)	4,512	—	—	—	4,330
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	148	—	—	148

Balance at December 31, 2003	—	$—	—	$—	23,781,042	$24	$126,446	—	$(11)	$(91,693)	(8)	$34,758

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$7,307	$(5,038)	$(1,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,852	2,474	2,476
Other amortization	652	43	—
Stock compensation	242	505	1,247
Provision for excess and obsolete inventories	535	2,596	3,365
Purchased in-process research and development	—	715	—
Changes in assets and liabilities, net of effects of investment and acquisitions:
Accounts receivable, net	(3,885)	7,710	(7,131)
Inventories	3,423	(2,635)	(5,653)
Receivables subject to a sales agreement	(1,037)	(1,700)	—
Prepaid expenses and other current assets	(2,092)	1,228	(1,925)
Long-term receivables subject to a sales agreement	(1,302)	(3,683)	—
Other assets	2,998	355	(3,922)
Accounts payable	(3,054)	1,086	421
Accrued liabilities	5,409	(4,150)	(1,551)
Deferred service revenue	1,052	3,455	4,776
Deferred gross profit	(7,883)	(6,890)	(1,057)
Obligation resulting from sale of receivables	1,037	1,700	—
Long-term obligation resulting from sale of receivables	1,302	3,683	—
Other long-term liabilities	125	(280)	(589)

Net cash provided by (used in) operating activities	7,681	1,174	(10,710)

Investing activities
Investment in privately held company	—	(225)	—
Acquisition of intellectual property	—	(1,520)	—
Acquisitions of privately held companies, net of cash acquired	(2,689)	(964)	—
Purchases of short-term investments	(19,890)	(2,053)	(6,800)
Maturities of short-term investments	10,942	8,895	2,155
Purchases of property and equipment	(2,659)	(2,073)	(2,947)

Net cash provided by (used in) investing activities	(14,296)	2,060	(7,592)

Financing activities
Proceeds from issuance of common stock in initial public offering, net	—	—	42,927
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	6,399	1,245	609
Redemption of redeemable convertible preferred stock	—	—	(10,113)
Receipts from stockholders' notes receivable	4,512	—	24
Receipt from issuance (repayment) of notes payable	(1,197)	9	(7,914)

Net cash provided by financing activities	9,714	1,254	25,533

Net increase in cash and cash equivalents	3,099	4,488	7,231
Cash and cash equivalents at beginning of year	21,400	16,912	9,681

Cash and cash equivalents at end of year	$24,499	$21,400	$16,912

Supplemental disclosures of non-cash financing and investing activities
Issuance of note payable for purchase residuals	$—	$2,100	$—
Liabilities recorded in connection with acquisition of privately held company	$498	$—	$—
Common stock share repurchase from cancellation of notes receivable from stockholder	$182	$49	$—
Conversion of note payable	$—	$—	$389
Issuance of stock purchase warrant	$—	$—	$600
Supplemental cash flow information
Cash paid for interest	$25	$100	$1,037
Cash paid for taxes	$428	$496	$391

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

        The Company's solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell's medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities' existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. In August 2003, Omnicell acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement their cabinet-based supply solutions. Omnicell's physician order management system streamlines communication between nursing and pharmacy staff. Omnicell's decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell's Internet-based procurement application automates and integrates healthcare facilities' requisition and approval processes.

        In August 2001, the Company completed its initial public offering of 6.9 million shares of common stock at the initial public offering price of $7.00 per share, raising net proceeds of $42.9 million.

Principles of Consolidation

        These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries APRS, Inc., Omnicell HealthCare Canada, Inc., Omnicell Europe SARL and BCX Technology, Inc. Omnicell Europe SARL was dissolved in October 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, purchased residual interests, asset and goodwill impairments, accrued liabilities, and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Reclassifications

        Certain amounts as of December 31, 2002 have been reclassified to conform to the current period presentation.

Stock Split

        All common stock share and per share amounts reflect a 1-for-1.6 reverse stock split effected on July 31, 2001.

Fair Value of Financial Instruments

        The Company has determined the estimated fair value of its financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. Short-term investments and notes receivable from stockholders are reported at their estimated fair value based on quoted market prices of comparable instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations as of December 31, 2003 and 2002 approximates fair value.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Short-Term Investments

        Short-term investments consist primarily of highly liquid debt instruments purchased with original maturities of greater than 90 days but less than 24 months. The Company classifies these securities as available-for-sale. The differences between amortized cost and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders' equity until realized. The estimated fair value amounts have been determined by the Company using available market information. Any gains or losses on the sale of short-term investments are determined on the specific identification method, and such gains and losses are reflected as a component of interest income or interest expense. The Company has not experienced any significant gains or losses on its investments to date.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms.

        The Company's products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. Credit is extended based on an evaluation of the Company's customers, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management's expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. The Company maintains a reserve for potentially uncollectible accounts receivable based on their assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of the Company's customers, current events and circumstances regarding the business of the Company's customers and other factors that the Company believes are relevant.

        The majority of revenues are generated from customers in North America, totaling 98%, 98% and 99% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No single customer accounted for over 10% of revenues in the years ended December 31, 2003, 2002 and 2001. One leasing company accounted for 18% of accounts receivable as of December 31, 2003. The same leasing company accounted for 12% of accounts receivable as of December 31, 2002. As of December 31, 2003 and 2002, the Company's reserve for potentially uncollectible accounts was $453,000 and $465,000, respectively. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations.

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

Impairment of Long-Lived Assets

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any impairment of long-lived assets in 2003.

Goodwill and Purchased Intangible Assets

        The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist, and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill and the intangible asset with an indefinite life was recognized for the years ended December 31, 2003 and 2002. The Company did not have any goodwill in 2001.

        Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the years ended December 31, 2003 and 2002. The Company did not have any purchased intangible assets in 2001.

Revenue Recognition

        Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or with multi-year payment terms. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition", are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell's price to the customer is fixed and determinable; and collectibility is reasonably assured. The majority of the Company's product revenue is derived from the sale and installation of medication and supply dispensing systems. They ship their systems based on customer requested installation dates. Field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, the software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. Prior to recognizing revenue, the Company requires the customer to provide an installation confirmation letter that the Company has completed their obligations. We also sell our medication and supply dispensing systems through distributors in Canada, Europe, the Middle East, Asia and Australia. We recognize revenue upon shipment of our systems to distributors, when the distributors have specific purchase orders from identified end-users.

        Revenues from multi-year payment arrangements are recognized upon completion of the Company's installation obligation, if any, and at the beginning of the noncancelable payment term. The Company records revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company. The Company excludes from revenues any amount paid to the Company for a new sale that relates to the termination of an existing payment stream.

        Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped and invoiced to the customer but not yet installed at the customer site.

        Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by us under separate support services terms. When support services are sold under multiple element arrangements, we allocate revenue to support services based on its fair value. We recognize revenue for support services ratably over the related support services contract period. In addition, we enter into professional services and training arrangements. We recognize revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed.

        Revenues from the Company's Internet-based procurement application are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant (less than 2% of total revenues) for the years ended December 31, 2003, 2002 and 2001, and are included in service and other revenues.

Sales of Accounts Receivable

        The Company offers its customers multi-year, non-cancelable payment terms. The Company typically sells its customers' multi-year payment agreements to a third-party leasing company on a non-recourse basis. The Company records revenue on these sales at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the payment streams, utilizing the implicit interest rate under the leasing company's funding agreements so no gain is recorded on the transfer. In these non-recourse transfers, the Company removes the sold receivable from the Company's assets and records no liability relating to the transfer as it has assessed that the sales should be accounted for as "true sales" in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Due to the nature of the recourse clauses in certain of our sale arrangements, certain of our sold receivables are reclassified to receivable subject to a sales agreement and an obligation resulting from sale of receivables is recorded. The prior year balance sheet has been adjusted to include such prior year balances which were previously assessed to be immaterial. The prior year adjustments recorded have no impact on the prior year statement of operations.

Research and Development Expenses

        The Company's policy is to expense research and development costs as incurred, other than certain software development costs. The Company's research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are personnel-or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

        Development costs related to software implemented in the Company's medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of December 31, 2003 and 2002, the balance of capitalized software development costs was approximately $0.1 million, and $1.5 million, respectively. These capitalized costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $1.3 million in 2003, $1.0 million in 2002 and $0.4 million in 2001.

Advertising Expenses

        The Company expenses the costs of advertising as incurred. Advertising expenses were $0.2 million for the year ended December 31, 2003 and were not significant for the years ended December 31, 2002 and 2001.

Shipping and Handling Expenses

        The Company records shipping and handling expenses in selling, general and administrative expenses. Shipping and handling expenses were $1.5 million, $1.8 million, and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25; accordingly, Omnicell only recognizes compensation expense when options are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123.

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$7,307	$(5,038)	$(1,167)
Add: Total stock-based compensation expense included in reported net income, net of tax effect	218	505	1,247
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,703)	(6,170)	(6,503)

Net income (loss) pro forma	$3,822	$(10,703)	$(6,423)

Net income (loss) per common share—basic as reported	$0.32	$(0.23)	$(0.11)

Net income (loss) per common share—basic pro forma	$0.17	$(0.49)	$(0.62)

Net income (loss) per common share—diluted as reported	$0.29	$(0.23)	$(0.11)

Net income (loss) per common share—diluted pro forma	$0.15	$(0.49)	$(0.62)

        The fair value of options and shares issued under the Employee Stock Purchase Plan were estimated using a Black-Scholes option-pricing model. The fair value of the awards were determined based upon a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plan Assumptions
	2003	2002	2001
Expected stock price volatility	107%	126%	88%
Risk-free interest rate	2.0%	3.1%	5.2%
Expected life of options	2.9 years	2.9 years	7.1 years
	Employee Stock Purchase Plan Assumptions
	2003	2002	2001
Expected stock price volatility	69%	126%	88%
Risk-free interest rate	1.4%	3.4%	3.7%
Expected life of options	0.5 years	0.7 years	0.4 years

        The weighted-average grant date fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001 was $4.95, $3.02, and $4.77 per share, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001 was $1.36, $3.68, and $1.38 per share, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock awards.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income

        The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on short-term investments, which is included in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock and stockholders' equity (net capital deficiency).

Segment Information

        The Company reports segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company consists of two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company's chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company's long-lived assets are located in the United States. For the years ended December 31, 2003, 2002, and 2001, substantially all of the Company's total revenues and gross profits were generated by the medication and supply dispensing systems operating segment.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares less shares subject to repurchase plus if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, was 2,218,701, 5,954,303 and 4,166,921, respectively.

        The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Basic:
Net income (loss)	$7,307	$(5,038)	$(1,167)
Weighted average common shares outstanding	22,760	21,870	10,652
Less: Weighted average common shares subject to repurchase	(14)	(145)	(340)

Weighted average common shares outstanding-basic	22,746	21,725	10,312
Net income (loss) per common share—basic	$0.32	$(0.23)	$(0.11)

Diluted:
Net income (loss)	$7,307	$(5,038)	$(1,167)
Weighted average common shares outstanding	22,760	21,870	10,652
Less: Weighted average common shares subject to repurchase	(14)	(145)	(340)
Add: Dilutive effect of employee stock options and warrants	2,575	—	—

Weighted average common shares outstanding-diluted	25,321	21,725	10,312
Net loss per common share—diluted	$0.29	$(0.23)	$(0.11)

Recently Issued Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. For arrangements entered into after January 31, 2003, FIN 46 is effective immediately. For arrangements entered into prior to February 1, 2003, FIN 46 was scheduled to be effective at the end of the period ending after December 15, 2003. In December 2003, FIN 46 was revised to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. We do not believe the adoption of the remaining provisions of FIN 46 will have a material impact on our results of operations or financial conditions.

Note 2. Acquisitions

  BCX Technology, Inc.

        On August 15, 2003, Omnicell acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee. BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, Omnicell acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from Omnicell's reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, and $1.0 million paid in January 2004 including $0.5 million relating to the achievement of performance milestones in 2003. In connection with the acquisition, Omnicell assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Additionally, the acquisition agreement requires Omnicell to pay up to an additional $1.0 million of purchase price by January 1, 2006 if certain performance milestones are achieved in the years 2004 - 2005. The Company allocated the purchase price to the tangible assets acquired based on management's estimate of their fair values. The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%. The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets(1)	1,820
Goodwill	1,745

Total assets acquired	4,196
Current liabilities assumed	(134)

Net assets acquired	$4,062

(1)
Includes tradename of $231

  Medisafe

        On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in January 2005. In addition, the Company incurred approximately $20,000 of acquisition related costs. The Company allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%. The purchase price allocation was as follows (in thousands):

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

  APRS, Inc.

        On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from Omnicell's reported 2002 results. In connection with the acquisition, Omnicell paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs. The Company allocated the purchase price to the tangible assets acquired based on management's estimate of their fair values. The fair values of the acquired intangible assets and purchased in-process research and development were based on the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 13% to 21% on an annual basis and a discount rate of 30%. The purchase price allocation was as follows (in thousands):

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382

Total assets acquired	1,437
Current liabilities assumed	(500)

Net assets acquired	937
Purchased in-process research and development	128

$1,065

  Intangible Assets from BCX Technology, Inc., Medisafe, and APRS, Inc. Acquisitions

        Intangible assets resulting from the Medisafe, APRS, Inc. and BCX Technology, Inc. acquisitions consist of the following (in thousands):

	December 31, 2003	Amortization Life
Tradename	$231	Indefinite
Customer base	244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	3,983	3-6 years

Total purchased intangible assets	4,889
Accumulated amortization	(694)

Net purchased intangible assets	$4,195

        Estimated future amortization expense of the purchased intangible assets at December 31, 2003 is as follows (in thousands):

2004	$1,069
2005	1,055
2006	894
2007	630
2008	316

Total	$3,964

Note 3. Sales of Accounts Receivable

        The Company offers customers multi-year, non-cancelable payment terms. In 2003, 2002 and 2001, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $27.9 million, $34.4 million and $43.4 million, respectively. The Company typically sells the customers' multi-year payment agreements to a third-party leasing company. During the years ended December 31, 2003, 2002 and 2001, the Company has transferred accounts receivable totaling approximately $22.5 million, $32.4 million and $34.8 million, respectively, which approximated fair value to leasing companies on a non-recourse basis. At December 31, 2003 and 2002, accounts receivable included approximately $3.1 million and $1.4 million, respectively, due from the finance companies for receivables sold. Additionally, due to the nature of the recourse clauses in certain receivable sales, the Company has recorded $7.7 million of the total sold receivable portfolio of $111.5 million as of December 2003, and $5.4 million of the total sold receivable portfolio of $102.3 million as of December 31, 2002 as receivable subject to a sales agreement and obligation resulting from sale of receivables. The prior year balance sheet has been adjusted to include such prior year balances which were previously assessed to be immaterial. The prior year adjustments recorded have no impact on the prior year statement of operations.

Note 4. Cash Equivalents and Short-Term Investments

        Cash equivalents and short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2003:
Cash equivalents:
U.S. commercial debt securities	$3,793	$—	$3,793

Total cash equivalents	3,793	—	3,793

Short-term investments:
Certificates of deposit	76	—	76
U.S. commercial debt securities	4,007	(8)	3,999
U.S. government debt securities	4,950	—	4,950

Total short-term investments	9,033	(8)	9,025

Total	$12,826	$(8)	$12,818

December 31, 2002:
Cash equivalents:
U.S. commercial debt securities	$1,498	$—	$1,498
U.S. government debt securities	4,800	—	4,800

Total cash equivalents	6,298	—	6,298

Short-term investments:
Certificates of deposit	85	—	85

Total short-term investments	85	—	85

Total	$6,383	$—	$6,383

        The investments mature in less than 24 months from their purchase date.

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$5,996	$7,957
Work-in-process	432	896
Finished goods	2,355	3,888

Total	$8,783	$12,741

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Equipment	$15,417	$12,848
Furniture and fixtures	1,516	1,510
Leasehold improvements	2,267	2,208
Purchased software	526	526

	19,726	17,092
Accumulated depreciation and amortization	(14,893)	(12,066)

Property and equipment, net	$4,833	$5,026

        No equipment was leased under capital leases at December 31, 2003 or 2002.

        Depreciation and amortization of property and equipment was approximately $2.9 million, $2.5 million and $2.5 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Note 7. Other Assets

        Other assets consisted of the following (in thousands):

	December 31,
	2003	2002
Long-term deposits	$96	$142
Long-term trade receivables	1,442	2,677
Interest receivable from stockholders	—	816
Purchased residual interests (see Note 8)	2,293	2,924
Equity investment	225	225
Capitalized software development costs	137	1,469
Other	595	409

	$4,788	$8,662

Note 8. Purchased Residual Interests

        Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. ("AFI") all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company's assessment of the customers' likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residual interests at December 31, 2003 is $2.3 million and is recorded in other assets.

Note 9. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation and related benefits	$2,988	$2,261
Short-term portion of acquisition related liabilities	998	1,125
Accrued upgrade costs	943	2,027
Other accrued liabilities	10,054	5,220
Accrued restructuring and facility costs (see Note 10)	420	1,062

	$15,403	$11,695

        Accrued upgrade costs represent the estimated costs to be incurred by the Company to provide certain specific functionality to Sure-Med products as a result of the acquisition of the Sure-Med product line in January 1999. The following table sets forth the activity in the upgrade costs accrual (in thousands):

	December 31,
	2003	2002
Beginning balance	$2,027	$4,668
Materials, labor and shipping costs expended	(1,084)	(2,641)

Ending balance	$943	$2,027

Note 10. Accrued Restructuring and Facility Costs

        In October 2002, the Company initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 10%, or 39 employees, including two in manufacturing, seven in research and development and 30 in selling, general and administrative positions. The Company recorded restructuring costs of $1.7 million in the fourth quarter of 2002 primarily related to employee severance and benefits which have been paid by December 31, 2003.

        In April 2003, the Company initiated a restructuring of the organization to reduce costs and improve operational efficiencies. As part of this restructuring, the Company reduced its headcount by 14 employees, including three in manufacturing, one in research and development and 10 in selling, general and administrative positions. The Company recorded restructuring costs of $0.6 million in the second quarter of 2003 primarily related to employee severance and benefits which have been paid by December 31, 2003.

        In December 2003, the Company recorded facility costs of $0.4 million related to the move of their corporate headquarters and manufacturing facility to its new location in Mountain View, California. This move was initiated to reduce costs and improve operational efficiencies. The facility costs consisted of remaining rent expense and the write-off of the remaining leasehold improvements related to the Company's former facilities in Palo Alto, California. Leases related to these facilities will expire through June 2004. The total cash outlay of $0.4 million related to these charges are expected to be paid by June 2004 and are included in accrued liabilities as of December 31, 2003.

        The following table sets forth the accrued restructuring and facility cost activity through the year ended December 31, 2003 (in thousands):

	Severance and Benefits	Other	Total
Balance as of December 31, 2002	$1,040	$22	$1,062
Restructuring charge	507	26	533
Facility charge		420	420
Non-cash charges	(50)	—	(50)
Cash payments	(1,497)	(48)	(1,545)

Balance as of December 31, 2003	$—	$420	$420

Note 11. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December, 31
	2003	2002
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$12,912	$24,285
Cost of sales, excluding installation costs	(2,787)	(6,277)

Deferred gross profit	$10,125	$18,008

Note 12. Note Payable

        On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months. As of December 31, 2003, the balance due on the promissory note was $0.3 million that was paid in January 2004.

Note 13. Credit Facilities

        On August 1, 2002, Omnicell established with a bank a revolving credit facility and a non-revolving credit facility, which together totaled $12.5 million. Both credit facilities expired on July 31, 2003. At the time of expiration, there were no outstanding borrowings under either of the credit facilities and the Company was in compliance with applicable covenants. The Company currently has no credit facility arrangements.

Note 14. Commitments and Contingencies

        Lease Commitments.    The Company leases approximately 160,000 square feet of office, development and manufacturing space in Mountain View, California, Palo Alto, California, Waukegan, Illinois, Lebanon, Tennessee and Houston, Texas. In June 2003, the Company entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. This space became their principal administrative, marketing, research and development, training and manufacturing facility in January 2004. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. The Company's headquarters was previously located in approximately 31,000 square feet of leased office space in Palo Alto, California under a lease expiring in June 2004 and the Company's principal manufacturing facility was located in approximately 23,000 square feet of leased space in Palo Alto, California under a lease that expired in February 2004. In addition, the Company maintains an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years and 2,400 and 1,200 square foot administrative, sales and product development offices in Lebanon, Tennessee and Houston, Texas, respectively, under leases expiring in October 2006 and May 2004, respectively. At December 31, 2003, future minimum payments under their leases are as follows (in thousands):

For the years ended December 31,
2004	$844
2005	1,114
2006	1,559
2007	1,440
2008	1,522
Thereafter	652

Total minimum lease payments	$7,131

        Indemnification Arrangements and Guarantees.    As permitted under Delaware law and our by-laws and certificate of incorporation, the Company has agreements whereby they indemnify their officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, they have a directors' and officers' insurance policy that may enable them to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

        Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products and the provision by the Company of technical services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments it could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, the Company may, in certain situations, warrant that, for a certain period of time from the date of delivery, their software products will be free from defects in media or workmanship. From time to time, it may also warrant that the Company's professional services will be performed in a good and workmanlike manner. In addition, it is its standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, the Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation.

        Acquisition commitments.    As part of the acquisition of BCX Technology, Inc. the Company paid $1.0 million in January 2004 including an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. Additionally, the acquisition agreement requires Omnicell to pay up to an additional $1.0 million by January 1, 2006 if certain performance milestones are achieved in the years 2004 - 2005.

        As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions, Omnicell agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in January 2005.

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

Notes Receivable from Stockholders

        During 2000, the Company provided certain of its employees and officers the opportunity to exercise their options to purchase common stock, both vested and unvested, by entering into full-recourse notes with the Company. As a result, options to purchase an aggregate of 1,067,663 shares were exercised under note arrangements totaling $4.6 million. These notes bore interest rates of either 6.2% or 6.71% with payment of both principal and interest due in three years. In 2002, certain loans to non-executive officers representing an original aggregate principal value of $1.4 million were extended for one year. Additionally, in 2002, certain other loans and accrued interest of $2.7 million, net of accrued interest paid with repurchased Company shares, with the Company's former Chief Executive Officer were converted into a new loan for an equal amount with an interest rate of 5.0% and principal and interest payable in three installments due in years 2004, 2005 and 2006 for $1.0 million, $1.0 million, and $1.1 million, respectively. As of December 31, 2003, all remaining principal and interest due from stockholders was paid to the Company in full.

Common Stock Warrants

        In connection with capital lease financings in 1995, the Company has issued warrants to purchase 14,246 shares of common stock at an exercise price of $8.42 per share. The warrants were exercised in July 2003.

        On December 31, 2000 the Company issued to a bank a warrant to purchase 33,276 shares of its common stock at $7.52 per share. The warrant expires on December 31, 2005. This warrant was valued at $78,000 using the Black-Scholes valuation method. This amount is included in other assets and has been fully amortized to expense on a straight-line basis over the credit line's term. The warrants were exercised in July 2003.

        In October 2001, in connection with a strategic alliance with Ascension Health Ventures, LLC, the Company issued a five-year warrant to purchase 173,410 shares of the Company's common stock at an exercise price of $8.745. The Company valued the common stock issued using an estimated fair market value of $3.47 per share on the date of the issuance. The Company valued the warrants using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.5%, no dividend yield, a volatility factor of 0.50, and a weighted-average expected life of the options of 60 months. The fair market value of the warrants was estimated to be $600,000. As at December 31, 2003, the unamortized balance is $330,000. This amount is included in prepaid expenses and other current assets and other assets and is being amortized to expense on a straight-line basis over the five-year term of the alliance agreement. The warrant was exercised in October 2003.

Stock Option Plans

        The 1999 Equity Incentive Plan ("Incentive Plan") was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were authorized for issuance. Further, all unissued shares under the Company's 1992 Incentive Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the Incentive Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock's fair market value at the date of grant. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

        In April 2003, our board of directors adopted the 2003 Equity Incentive Plan (the "2003 Plan"). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan and, to date, we have not issued any shares under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose vesting at its discretion to any award. Options under the 2003 Plan generally expire ten years from the date of grant.

        Our board of directors shall administer the 2003 Plan unless and until the board delegates administration to a committee. Our board may suspend or terminate the 2003 Plan at any time. Our board may also amend the 2003 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq or securities exchange listing requirements.

        If we sell, lease or dispose of all or substantially all of our assets, or are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2003 Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

        A summary of stock option activity under all of the Company's option plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	3,709	$6.62
Granted	711	6.02
Exercised	(75)	1.17
Canceled	(203)	8.15

Outstanding at December 31, 2001	4,142	6.54
Granted	2,759	4.23
Exercised	(337)	1.40
Canceled	(610)	6.04

Outstanding at December 31, 2002	5,954	5.82
Granted	3,171	7.38
Exercised	(1,433)	4.30
Canceled	(1,086)	7.29

Outstanding at December 31, 2003	6,606	$6.65

        Additional information regarding options outstanding as of December 31, 2003 is as follows (shares in thousands):

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$0.80 - $1.20	109	1.3	$1.17	109	$1.17
$1.80 - $2.70	909	8.3	2.35	325	2.03
$2.75 - $4.00	1,459	8.5	3.08	479	2.95
$5.15 - $7.65	1,646	7.6	5.68	1,194	5.61
$8.08 - $12.05	1,544	6.4	10.13	1,067	10.36
$13.13 - $16.26	895	5.7	13.29	1	13.13

	6,562	7.3	$6.65	3,175	$6.29

        At December 31, 2003, there were no shares available for future issuance under the Plans. On January 1 of each year, the number of shares reserved for issuance under the 1999 Equity Incentive Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of the Company's common stock then outstanding, or (ii) 3,000,000 shares. After applying the formula, the number of shares available for future issuance under the 1999 Equity Incentive Plan on January 1, 2004 was 1,307,957. At December 31, 2003 and 2002 options to purchase 3,175,425 shares and 3,382,937 shares, respectively, were exercisable.

Stock-Based Compensation

        Deferred stock compensation for options granted to employees and directors has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees and directors, the Company recorded deferred stock compensation of $136,000 for the year ended December 31, 2001 and no deferred stock compensation for the years ended December 31, 2003 and 2002. These amounts have been reflected as components of stockholders' equity (net capital deficiency) and the deferred expense is being amortized to operations over the two-to-four year vesting periods of the options using the graded vesting method. In the years ended December 31, 2003, 2002 and 2001, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Year Ended December 31,
	2003	2002	2001
Research and development expense	$25	$86	$213
Selling, general and administrative expense	123	419	1,034

Total	$148	$505	$1,247

        For the year ended December 31, 2003, the Company recorded compensation expense of approximately $94,000 in connection with the acceleration of stock option vesting periods for certain employees upon termination of their employment.

1997 Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2003, 807,564 shares had been issued under this plan and a total of 344,880 shares of common stock are reserved for future issuance under the plan.

Stock Reserved for Issuance

        At December 31, 2003, the Company had reserved shares of common stock for issuance as follows (in thousands):

Issuance under the stock options plans	6,562
Employee Stock Purchase Plan	345

Total	6,907

Note 17. 401(k) Plan

        The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the plan.

Note 18. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$174	$(85)	$85
State	68	70	75
Foreign	—	25	—

Total Current	$242	$10	$160

        A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
U.S. federal tax benefit at statutory rate	$2,567	$(1,760)	$(349)
Federal alternative minimum taxes	28	(85)	85
State	68	70	75
Foreign	—	25	—
Meals and entertainment disallowance	145	141	122
Utilization of net operating losses	(2,534)	1,619	227
Other	(32)

Total	$242	$10	$160

        Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$23,542	$20,394
Tax credit carryforwards	3,494	2,378
Inventory related items	1,495	3,119
Reserves and accruals	2,405	1,136
Deferred revenue	8,968	11,526
Capitalized research and development costs	321	1,208
Depreciation and amortization	670	994
Other, net	172	—

Total deferred tax assets	41,067	40,755
Valuation allowance	(41,067)	(40,609)

Deferred tax assets	—	146
Deferred tax liabilities:
Other, net	—	(146)

Total deferred tax liabilities	—	(146)
Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.5 million during 2003, increased by $1.4 million in 2002, and decreased by $1.2 million during 2001.

        As of December 31, 2003 the Company had net operating loss carryforwards for federal income tax purposes of approximately $64.9 million, which expire in the years 2010 through 2023, federal research and experimentation tax credits of approximately $1.9 million, which expire in the years 2007 through 2023, and federal alternative minimum tax credits of approximately $216,000, which have no expiration. The Company also had net operating loss carryforwards for California state income tax purposes of approximately $10.2 million, which expire in the years 2010 through 2013, other state net operating loss carryforwards of $18 million and California research and experimentation credits of approximately $1.8 million, which have no expiration. The Company also had other state tax credits of approximately $0.3 million, which begin to expire in 2005. As of December 31, 2003, approximately $9.3 million of the federal and state net operating loss carryforwards related to unrecognized stock option deductions that will be credited directly to paid in capital when realized.

        As of December 31, 2003, $38 million of the Company's net operating losses are subject to a $4.5 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Note 19. Shareholder Rights Plan

        On February 6, 2003, the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Rights Plan"). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share (the "Common Shares"), of the Company. The dividend was payable on February 27, 2003 to the stockholders of record on that date.

        The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between the Company and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of the Company's common stock. At no time will the Rights have any voting power. The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by the Company.

OMNICELL, INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except per share amounts)
(unaudited)

	Mar 31, 2002	Jun 30, 2002	Sept 30, 2002	Dec 31, 2002	Mar 31, 2003	Jun 30, 2003	Sept 30, 2003	Dec 31, 2003
Statement of Operations Data:
Product revenues	$21,030	$21,212	$14,167	$16,425	$17,557	$20,447	$21,157	$23,045
Service and other revenues	3,389	3,730	3,695	4,042	4,517	4,694	5,202	5,508

Total revenues	24,419	24,942	17,862	20,467	22,074	25,141	26,359	28,553
Cost of product revenues	7,985	8,013	6,792	7,518	7,706	8,819	8,683	9,250
Cost of service and other revenues	1,382	2,029	1,393	1,306	1,747	1,678	2,117	2,461

Total cost of revenues	9,367	10,042	8,185	8,824	9,453	10,497	10,800	11,711

Gross profit	15,052	14,900	9,677	11,643	12,621	14,644	15,559	16,842
Operating expenses:
Research and development	2,678	2,201	2,410	2,681	2,368	2,106	2,256	2,220
Selling, general and administrative	11,004	10,983	10,878	11,902	9,871	10,551	10,794	11,563
Restructuring and facility charges	—	—	—	1,723	—	630	—	323
Purchased in-process research and development	—	—	—	715	—	—	—

Total operating expenses	13,682	13,184	13,288	17,021	12,239	13,287	13,050	14,106

Income (loss) from operations	1,370	1,716	(3,611)	(5,328)	382	1,357	2,509	2,736
Interest and other income	677	174	198	438	124	136	116	316
Interest and other expense	(457)	(87)	(15)	(53)	(46)	(32)	(41)	(8)

Income (loss) before provision for income taxes	1,590	1,803	(3,428)	(4,993)	460	1,461	2,584	3,044
Provision (benefit) for income taxes	(60)	25	25	20	16	170	257	(201)

Net income (loss)	$1,650	$1,778	$(3,453)	$(5,013)	$444	$1,291	$2,327	$3,245

Net income (loss) per common share:
Basic	$0.08	$0.08	$(0.16)	$(0.23)	$0.02	$0.06	$0.10	$0.14

Diluted	$0.07	$0.08	$(0.16)	$(0.23)	$0.02	$0.05	$0.09	$0.13

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts

For the year ended:	Balance at beginning of year	Charged to expense	Deductions/ write-offs	Balance at end of year
December 31, 2001	$372	$120	$(36)	$456
December 31, 2002	$456	$250	$(241)	$465
December 31, 2003	$465	—	$(12)	$453

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 8, 2004	By:	/s/ DENNIS P. WOLF Dennis P. Wolf Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signatures	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2004
/s/ DENNIS P. WOLF Dennis P. Wolf	Executive Vice President of Operations, Finance and Administration, And Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2004
/s/ CHARLES J. BARNETT Charles J. Barnett	Director	March 8, 2004
/s/ BENJAMIN A. HOROWITZ Benjamin A. Horowitz	Director	March 8, 2004
/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	March 8, 2004
/s/ JOHN D. STOBO, JR. John D. Stobo, Jr.	Director	March 8, 2004

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 8, 2004
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	March 8, 2004
/s/ BROCK D. NELSON Brock D. Nelson	Director	March 8, 2004
/s/ SARA J. WHITE Sara J. White	Director	March 8, 2004
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 8, 2004

Exhibit No.	Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc.
4.1(4)	Form of Common Stock Certificate.
4.2(4)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.7(5)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.2(4)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.5(4)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.6(4)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.7(4)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.8(4)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.9(4)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.11(4)(6)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.12(4)	Form of Director and Officer Indemnity Agreement.
10.13(4)	1992 Equity Incentive Plan, as amended.
10.14(4)	1995 Management Stock Option Plan.
10.15(4)	1997 Employee Stock Purchase Plan, as amended.
10.16(7)	1999 Equity Incentive Plan, as amended.
10.17(4)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.17a	Amendment Agreement, dated October 22, 2003, between Omnicell and General Electric Capital Corporation.
10.20(4)(6)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.21(2)	Employment Agreement, dated January 16, 2003, between Omnicell and Dennis P. Wolf.
10.22(8)	Employment Agreement, dated March 7, 2003 between Omnicell and Chusak Siripocanont.
10.23(8)	Employment Agreement, dated April 7, 2003 between Omnicell and Gary E. Wright.
10.24(9)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
10.25(10)	2003 Equity Incentive Plan.
10.26	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.
10.27	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.

10.28	2004 Equity Incentive Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e)
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)
Previously filed as Exhibit 3.3.2 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(2)
Previously filed as the like-numbered Exhibit to our Annual Report, filed on March 28, 2003 and incorporated herein by reference.

(3)
Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(4)
Previously filed as the like-numbered Exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(5)
Previously filed as Exhibit 99.2 to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated by reference herein.

(6)
Confidential treatment has been granted for a portion of this exhibit.

(7)
Previously filed as Exhibit 10.16 to our Quarterly Report on Form 10-Q, filed on November 14, 2002 and incorporated herein by reference.

(8)
Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q, filed on May 8, 2003 and incorporated herein by reference.

(9)
Previously filed as the like-numbered Exhibit to our Quarterly Report on Form 10-Q, filed on August 7, 2003 and incorporated herein by reference.

(10)
Previously filed as Exhibit 99.1 to our Registration Statement on Form S-8, filed on July 25, 2003 and incorporated herein by reference.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K FOR YEAR ENDED DECEMBER 31, 2003
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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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