Form 10-Q
period 2004-03-31
OMNICELL INC /CA/
filed 2004-05-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Charleston Road Mountain View, California 94043 (650) 251-6100
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

As of April 30, 2004 there were 24,727,755 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003 (1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,196	$24,499
Short-term investments	11,015	9,025
Accounts receivable, net	13,599	14,529
Inventories	10,059	8,783
Receivables subject to a sales agreement	2,737	2,737
Prepaid expenses and other current assets	4,877	3,966
Total current assets	67,483	63,539
Property and equipment, net	5,600	4,833
Long-term receivables subject to a sales agreement	4,352	4,985
Purchased intangibles	4,594	4,195
Goodwill	2,127	2,127
Other assets	6,903	4,788
Total assets	$91,059	$84,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,301	$2,921
Accrued liabilities	13,735	15,403
Deferred service revenue	13,055	12,650
Deferred gross profit	8,450	10,125
Obligation resulting from sale of receivables	2,737	2,737
Current portion of note payable	—	305
Total current liabilities	44,278	44,141
Long-term obligation resulting from sale of receivables	4,352	4,985
Other long-term liabilities	557	583
Stockholders’ equity	41,872	34,758
Total liabilities and stockholders’ equity	$91,059	$84,467

(1)                                  Derived from the December 31, 2003 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Product revenues	$22,227	$17,557
Service and other revenues	5,602	4,517
Total revenues	27,829	22,074
Cost of revenues:
Cost of product revenues	9,197	7,706
Cost of service and other revenues	2,021	1,747
Total cost of revenues	11,218	9,453
Gross profit	16,611	12,621
Operating expenses:
Research and development	2,366	2,368
Selling, general and administrative	11,876	9,871
Total operating expenses	14,242	12,239
Income from operations	2,369	382
Interest and other income	84	124
Interest and other expense	(2)	(46)
Income before provision for income taxes	2,451	460
Provision for income taxes	97	16
Net income	$2,354	$444

Net income per share—basic	$0.10	$0.02

Net income per share—diluted	$0.08	$0.02

Weighted average shares outstanding—basic	24,301	22,104

Weighted average shares outstanding—diluted	28,145	22,783

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Operating activities:
Net income	$2,354	$444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	960	680
Stock compensation	8	63
Changes in operating assets and liabilities:
Accounts receivable, net	930	766
Inventories	(1,276)	2,396
Prepaid expenses and other current assets	790	419
Other assets	(1,378)	1,844
Accounts payable	3,380	(3,361)
Accrued liabilities	(2,712)	(922)
Deferred service revenue	405	976
Deferred gross profit	(1,675)	(1,388)
Other long-term liabilities	(126)	—
Net cash provided by operating activities	1,660	1,917

Investing activities:
Acquisition of intangible assets and intellectual property	(850)	—
Acquisition of privately held company, net of cash acquired	(1,000)	—
Purchases of short-term investments	(5,990)	—
Maturities of short-term investments	4,006	—
Purchases of property and equipment	(1,426)	(325)
Net cash used in investing activities	(5,260)	(325)

Financing activities:
Proceeds from issuance of common stock	4,602	369
Repayment of notes payable	(305)	(298)
Net cash provided by financing activities	4,297	71
Net increase in cash and cash equivalents	697	1,663
Cash and cash equivalents at beginning of period	24,499	21,400
Cash and cash equivalents at end of period	$25,196	$23,063

Supplemental cash flow information:
Cash paid for interest	$—	$8
Cash paid for taxes	$119	$99

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

The Company’s solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell’s medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution.  In August 2003, Omnicell acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement their cabinet-based supply solutions. Omnicell’s physician order management system streamlines communication between nursing and pharmacy staff. Omnicell’s decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell’s Internet-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. In March 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell under the product name SecureVault.  This solution further enables Omnicell to provide comprehensive, end-to-end solutions for the medication-use process.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the allowance for doubtful accounts, inventory valuation, purchased residual interests, asset and goodwill impairments, accrued liabilities, and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms.

The Company’s products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. Credit is extended based on an evaluation of the Company’s customers, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management’s expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. The Company maintains a reserve for potentially uncollectible accounts receivable based on its assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of the Company’s customers, current events and circumstances regarding the business of the Company’s customers and other factors that the Company believes are relevant.

The majority of revenue is generated from customers in North America. Revenues generated from customers in North America for the three months ended March 31, 2004 and 2003 totaled 96% and 97% of total revenues, respectively.  One leasing company accounted for 18% of accounts receivable at March 31, 2004. The same leasing company accounted for 18% of accounts receivable at December 31, 2003.

Goodwill and Purchased Intangible Assets

The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist, and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill and the intangible asset with an indefinite life was recognized for the three months ended March 31, 2004 and 2003. The Company had goodwill of $2.1 million and an intangible asset with an indefinite life of $0.2 million as of March 31, 2004.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three months ended March 31, 2004 and 2003.

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale.  Sales may include multi-year payment terms. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed and determinable; and collectibility is reasonably assured. The majority of the Company’s product revenue is derived from the sale and installation of medication and supply dispensing systems.  Omnicell ships its systems based on customer requested installation dates. Field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, the software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested.  Prior to recognizing revenue, the Company requires the customer to provide an installation confirmation letter that the Company has completed its obligations.  The Company also sells its medication and supply dispensing systems through distributors in Canada, Europe, the Middle East, Asia and Australia.  It recognizes revenue upon shipment of its systems to distributors, when the distributors have orders from identified end-users and the Company has no further performance obligations related to these sales.

Revenues from multi-year payment arrangements are recognized upon completion of the Company’s installation obligation, if any, and at the beginning of the noncancelable payment term. The Company records revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company.

Deferred gross profit represents the profit to be earned by the Company, exclusive of installation costs, on medication and supply dispensing systems shipped and invoiced to the customer but not yet installed at the customer site.

The Company provides post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, under separate support services terms. When support services are sold under multiple element arrangements, the Company allocates revenue to support services based on its fair value. It recognizes revenue for support services ratably over the related support services contract period. In addition, the Company enters into professional services and training arrangements.  The Company recognizes revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed.

Revenues from the Company’s Web-based procurement application are recognized ratably over the subscription period. Web-

based procurement application revenues were not significant (less than 2.5% of total revenues) for the three months ended March 31, 2004 and 2003, and are included in product and service and other revenues.

Sales of Accounts Receivable

The Company offers its customers multi-year, non-cancelable payment terms. The Company typically sells its customers’ multi-year payment agreements to a third-party leasing company on a non-recourse basis. The Company records revenue on these sales at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the payment streams, utilizing the implicit interest rate under the leasing company’s funding agreements so no gain is recorded on the transfer. In these non-recourse transfers, the Company removes the sold receivable from the Company’s assets and records no liability relating to the transfer as it has assessed that the sales should be accounted for as “true sales” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  If the sold receivables are transferred subject to recourse clauses, the receivable is reclassified to receivable subject to a sales agreement and an obligation resulting from sale of receivables is recorded.

Research and Development Expenses

The Company’s policy is to expense research and development costs as incurred, other than certain software development costs. The Company’s research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are personnel-or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 15 months to 3 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of March 31, 2004 and December 31, 2003, the balance of capitalized software development costs was approximately $0.8 million and $0.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.1million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock- Based Compensation”  (“SFAS 123”), permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25; accordingly, Omnicell only recognizes compensation expense when options are granted to employees and directors with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123.

	Three Months Ended March 31,
	2004	2003

Net income as reported	$2,354	$444
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	8	63
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(283)	(902)
Net income (loss) pro forma	$2,079	$(395)
Net income per share - basic as reported	$0.10	$0.02
Net income (loss) per share - basic pro forma	$0.09	$(0.02)
Net income per share - diluted as reported	$0.08	$0.02
Net income (loss) per share - diluted pro forma	$0.07	$(0.02)

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company consists of two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company’s chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company’s long-lived assets are located in the United States.  For the three months ended March 31, 2004 and 2003, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues in the three months ended March 31, 2004 and 2003. The operating loss generated by the e-commerce segment was approximately $0.1 million and $0.1 million in the three months ended March 31, 2004 and 2003, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the three months ended March 31, 2004 and 2003, options to purchase 293,300 and 4,147,557 shares, respectively, with an exercise price greater than $19.55 and $2.86, the average fair market value per share for each respective period were excluded from the calculation of diluted net income per share as their affect was antidilutive.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Historical:
Basic:
Net income	$2,354	$444

Weighted average shares of common stock outstanding	24,301	22,151
Less: Weighted average shares subject to repurchase	—	(47)
Weighted average shares outstanding-basic	24,301	22,104

Net income per share	$0.10	$0.02

Diluted:
Net income	$2,354	$444

Weighted average shares of common stock outstanding	24,301	22,151
Less: Weighted average shares subject to repurchase	—	(47)
Add: Dilutive effect of stock options and warrants	3,844	679
Weighted average shares outstanding-diluted	28,145	22,783

Net income per share	$0.08	$0.02

Emerging Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, “Share-Based Payment,” which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the Exposure Draft is similar to the approach described in Statement 123.  However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for our 2005 fiscal year.  The pro forma impact of the adoption of Statement 123 on our historical financial statements is included in the footnotes to the financial statements.  We expect to continue to grant stock-based compensation to employees and the impact of the adoption of the new standard, when and if issued, may have a material impact on our future results of operations.

Note 2. Acquisitions

SecureVault

On March 11, 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell as SecureVault.  The total purchase price was $0.7 million, which included $0.5 million paid at the date of purchase, $0.1 million to be paid by September 2004 after completion of certain obligations by Ariel Distributing, Inc., and up to a maximum of $0.1 million in guaranteed minimum royalty payments, due quarterly and calculated as a percentage of license fees recognized by Omnicell for up to a maximum of two years.  The total purchase price of $0.7 million will be amortized over five years using the straight-line method.

BCX Technology, Inc

On August 15, 2003, Omnicell acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee.  BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, Omnicell acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from Omnicell’s reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, and $1.0 million paid in January 2004 pursuant to the achievement of performance milestones in 2003. In connection with the acquisition, Omnicell also assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs.  Additionally, the acquisition agreement requires Omnicell to pay up to $1.0 million before January 1, 2006 if certain performance milestones are achieved in 2004 and 2005. The Company allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values.  The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%.  The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets (1)	1,820
Goodwill	1,745
Total assets acquired	4,196
Current liabilities assumed	(134)
Net assets acquired	$4,062

(1)          Includes tradename of $231,000

Medisafe

On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $0.1 million beginning in January 2005. In addition, the Company incurred approximately $20,000 of acquisition related costs.  The Company allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation.  Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%.  The purchase price allocation was as follows (in thousands):

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

APRS, Inc.

On August 30, 2002, Omnicell acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for Omnicell for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from Omnicell’s reported 2002 results. In connection with the acquisition, Omnicell paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs.  The Company allocated the purchase price to the intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 13% to 21% on an annual basis and a discount rate of 30%.  The purchase price allocation was as follows (in thousands):

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	March 31, 2004	Amortization Life
Customer base	$244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	4,684	5-6 years
Total purchased intangible assets with finite lives	5,359
Accumulated amortization	(995)
Net purchased intangible assets with finite lives	4,364

Trade name	231	Indefinite
Net purchased intangible assets with indefinite lives	231
Net total purchased intangible assets	$4,594

Estimated future amortization expense of the purchased intangible assets at March 31, 2004 is as follows (in thousands):

2004 (remaining 9 months)	$886
2005	1,182
2006	1,034
2007	770
2008	456
2009	36
Total	$4,364

Note 3. Sales of Accounts Receivable

The Company offers customers multi-year, non-cancelable payment terms.  For the three months ended March 31, 2004 and 2003, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $6.8 million and $9.8 million, respectively. The Company typically sells the customers’ multi-year payment agreements to a third-party leasing company.  For the three-months ended March 31, 2004 and 2003, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $5.7 million and $11.1 million, respectively.  The Company has no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of the Company’s installation obligation and commencement of the noncancelable multi-year payment term. At March 31, 2004 and December 31, 2003, accounts receivable included $2.5 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$5,998	$5,996
Work-in-process	507	432
Finished goods	3,554	2,355
Total	$10,059	$8,783

Note 5. Purchased Residuals

Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals at March 31, 2004 and December 31, 2003 is $2.1 million and $2.3 million, respectively, and is recorded in other assets.

Note 6. Accrued Facility Costs

In December 2003, the Company recorded facility costs of $0.4 million related to the move of its corporate headquarters and manufacturing facility to its new location in Mountain View, California.  This move was initiated to reduce costs and improve operational efficiencies.  The facility costs consisted of remaining rent expense and the write-off of the remaining leasehold improvements related to the Company’s former facilities in Palo Alto, California. The lease related to our former manufacturing facility expired in February 2004.  The lease related to our former corporate headquarters will expire in June 2004.

The following table sets forth the facility costs reserve activity for the first quarter of 2004 (in thousands):

Accrued Facility Costs

Balance at December 31, 2003	$420
Cash payments	(252)
Facility charge	(32)
Balance at March 31, 2004	$136

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2004	December 31, 2003

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$10,592	$12,912
Cost of sales, excluding installation costs	(2,142)	(2,787)
Total	$8,450	$10,125

Note 8. Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI. The promissory note had an interest rate of 3.0% and was payable in quarterly installments of $0.3 million over a period of 18 months. The final installment was paid in January 2004 and as of March 31, 2004 there was no remaining balance due on this promissory note.

Note 9. Indemnification Arrangements and Guarantees

As permitted under Delaware law and the Company’s bylaws and certificate of incorporation, Omnicell has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at Omnicell’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Omnicell could be required to make under these indemnification agreements is unlimited; however, it has a directors’ and officers’ insurance policy that may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation.  However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products and the provision by the Company of technical services. Pursuant to these agreements, the Company may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally its business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments it could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, the Company may, in certain situations, warrant that, for a certain period of time from the date of delivery, their software products will be free from defects in media or workmanship. From time to time, it may also warrant that the Company’s professional services will be performed in a good and workmanlike manner. In addition, it is its standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, the Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation.

Note 10. Deferred Stock Compensation

Deferred stock compensation for options granted to employees and directors has been determined as the difference between the deemed fair market value of the Company’s common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees and directors, the Company recorded no deferred stock compensation during the three months ended March 31, 2004 and 2003. Deferred stock compensation has been reflected as a component of stockholders’ equity and the deferred expense is being amortized to operations over the two to four year vesting periods of the options using the graded vesting method. In the three months ended March 31, 2004 and 2003, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Three Months Ended March 31,
	2004	2003

Research and development expense	$1	$11
Selling, general and administrative expenses	7	52
Total	$8	$63

Note 11. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2004	2003

Net income	$2,354	$444
Unrealized gain on short-term investments	5	—
Comprehensive income	$2,359	$444

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

Overview

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In August 2002, we acquired APRS, Inc. to support, develop, and market integrated system solutions to health system pharmacies.  This central pharmacy carousel storage and retrieval solution is sold under our Omnicell Pharmacy Central product name. In December 2002, we purchased the intellectual property assets of Medisafe, a provider of point-of-care beside automation solutions called SafetyMed. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by us under the product name SecureVault.  From inception through March 31, 2004, we had completed our installation obligations, if any, of an aggregate of 29,792 of our medication and supply dispensing systems at 1,481 healthcare facilities.

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

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of medication and supply dispensing systems that have shipped to customers but have not yet been installed at the customer site plus the amount of such systems that have not shipped but for which we have purchase orders. We increased our product backlog by $3.6 million during the quarter to $41.7 million as of March 31, 2004.

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

Management believes there have been no significant changes during the three months ended March 31, 2004, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2004 and 2003, expressed as a percentage of total revenues for these periods:

	Three Months Ended March 31,
	2004	2003
Revenues:
Product revenues	79.9%	79.5%
Service and other revenues	20.1	20.5
Total revenues	100.0	100.0

Cost of revenues:
Cost of product revenues	33.0	34.9
Cost of service and other revenues	7.3	7.9
Total cost of revenues	40.3	42.8
Gross profit	59.7	57.2

Operating expenses:
Research and development	8.5	10.8
Selling, general, and administrative	42.7	44.7
Total operating expenses	51.2	55.5
Income from operations	8.5	1.7
Interest and other income	0.3	0.6
Interest and other expense	—	(0.2)
Income before provision for income taxes	8.8	2.1
Provision for income taxes	0.3	0.1
Net income	8.5%	2.0%

Product Revenues, Cost of Product Revenues and Gross Profit

Three months comparison in thousands:

	Three Months Ended March 31,
	2004	2003

Product revenues	$22,227	$17,557
Cost of product revenues	9,197	7,706
Gross profit	$13,030	$9,851

Product revenues increased 26.6% to $22.2 million for the three months ended March 31, 2004 from $17.6 million in the same period in 2003. The increase in product revenues for the three months ended March 31, 2004 was due to an increase in the number of medication and supply dispensing system installations, an increase in the size of the average customer sale, and an increase in revenue associated with our provision of software programs that interface our systems with our customers’ systems. Part of this increase can be attributed to a change made to our business model during 2002 when we shifted our focus to building product backlog (build-to-order) from product shipments (build-to-ship).  We expect product revenues in the second quarter of 2004 to be relatively flat with the first quarter of 2004 and expect slight sequential quarterly growth throughout the rest of 2004.

Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customers’ systems. Cost of product revenues increased 19.3% to $9.2 million for the three months ended March 31, 2004 from $7.7 million in the same period in 2003. Gross profit on product revenue was $13 million, or 58.6% of product revenues for the three months ended March 31, 2004, as compared to $9.9 million, or 56.1% of product revenues in the same period in 2003. The increase in gross profit on product revenues reflects the product mix and increased efficiencies in operations and installations services.  We expect the cost of product revenues to increase consistently with product revenue growth, maintaining approximately the same level of gross profit margins throughout the rest of 2004.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

Three months ended comparison in thousands:

	Three Months Ended March 31,
	2004	2003

Service and other revenues	$5,602	$4,517
Cost of service and other revenues	2,021	1,747
Gross profit	$3,581	$2,770

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, and amortization of up-front fees received from distributors. Service and other revenues increased 24% to $5.6 million for the three months ended March 31, 2004 from $4.5 million in the same period in 2003. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems.  We expect a modest increase in service and other revenues for the remainder of 2004.

Cost of service and other revenues increased 15.7% to $2.0 million for the three months ended March 31, 2004 from $1.7 million in the same period in 2003.   For the three months ended March 31, 2004, gross margin on service and other revenues was $3.6 million or 63.9% of service and other revenues as compared to $2.8 million, or 61.3% of service and other revenues in the same period in 2003.  The increase in gross margin on service and other revenues in the three months ended March 31, 2004 was a result of a reduction in cost due to our transitioning from an outsourced model to an internal service organization. We expect that cost of service and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our new internal service organization.

Operating Expenses

Three months ended comparison in thousands:

	Three Months Ended March 31,
	2004	2003

Research and development	$2,366	$2,368
Selling, general and administrative	11,876	9,871
Total operating expenses	$14,242	$12,239

Research and Development.  Research and development expenses remained relatively flat at $2.4 million for the three months ended March 31, 2004 and 2003, as we have maintained efficiencies and benefits established from prior periods in outsourcing software development, product engineering, design, and testing services.  Research and development expenses decreased as a percentage of total revenues to 8.5% in three months ended March 31, 2004 compared to 10.8% in the same period in 2003.  We expect research and development expenses to increase 10% to 15% throughout 2004.

Selling, General and Administrative.  Selling, general and administrative costs increased 20.3% to $11.9 million for the three months ended March 31, 2004 from $9.9 million in the same period in 2003.  Selling, general and administrative expenses increased primarily as a result of increased headcount to support the targeted increases in revenue and bookings and continued business growth. We increased headcount in our selling, general and administrative areas by approximately 20.0% from March 31, 2003 through March 31, 2004, with more than half of the growth concentrated in direct sales support and field operations functions.  Selling, general and administrative costs decreased as a percentage of total revenues to 42.7% in the three months ended March 31, 2004 compared to 44.7% in the same period in 2003.  We expect selling, general and administrative expenses will increase during 2004 as a result of increases in the sales organization’s headcount in the second quarter of 2004 in order to support our continued business growth.

Backlog

Product backlog is the amount of medication and supply dispensing systems that has shipped to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, we intend to build our product backlog. Our product backlog increased $3.6 million to $41.7 million as of March 31, 2004, from $38.1 million as of December 31, 2003.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $36.2 million as of March 31, 2004 compared to $33.5 million as of December 31, 2003. Our funds are currently invested in institutional money market funds, U.S. commercial and government debt securities.

Net cash provided by operating activities was $1.7 million during the first three months of 2004 compared to $1.9 million provided by operating activities in the same period in 2003. Net income was $2.4 million during the first three months of 2004 compared to $0.4 million in the same period in 2003.  The decrease in cash flows from operating activities resulted primarily from the reduction in accrued liabilities, increased inventories and increased other assets which included an increase of $1.7 million for internally billed receivables with multi-year sales agreements. Inventories increased by $1.3 million for the period ended March 31, 2004 as a result of an inventory build up for expected customer orders that were not shipped during the period.  We expect that most of these orders will be shipped during the second quarter of 2004.

We used $5.3 million of cash in investing activities in the three months ended March 31, 2004 compared to $0.3 million used in the same period in 2003.  The increase in cash used in investing activities during the three months ended March 31, 2004 compared to March 31, 2003 resulted from net $2.0 million purchases of short-term investments, the payment of $0.5 million for the acquisition of the SecureVault product line from Ariel Distributing, the payment of $0.4 million for a product development license agreement with Integra Group, Inc., and $1.0 million paid as part of the BCX acquisition, including $0.5 million paid as part of the purchase price and $0.5 million paid relating to the achievement of performance milestones in 2003.  Additionally, capital expenditures were $1.4 million and $0.3 million in the three months ended March 31, 2004 and 2003, respectively.  The increase in capital expenditure was primarily due to facility costs related to the move in January 2004 to our new corporate headquarters in Mountain View, California.

We generated $4.3 million from financing activities in the three months ended March 31, 2004 compared to $0.1 million generated in the same period in 2003. Financing activities consisted of raising funds through issuances of our common stock as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

We have net operating lease commitments of $6.8 million payable when due through 2009 as follows (in thousands):

2004	$481
2005	1,114
2006	1,559
2007	1,440
2008	1,522
2009	652
Total minimum lease payments	$6,768

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk related to changes in interest rates, foreign currency exchange rates and equity prices from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.

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

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer their pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems have recently translated into larger, strategic purchases by customers that frequently require more complex and stringent contractual requirements and involve a significant commitment of management attention and resources by prospective customers.  These larger and more complex deals often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

Also, and in part as result of the complexities inherent in larger deals, our average installation times have increased for reasons that are often outside our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. In addition, the larger, more complex deals often require us to include negotiated contractual terms that have the affect of delaying revenue recognition under the accounting rules that apply to us.  These factors led to revenue results that were lower than originally anticipated in the first quarter of 2004, and we cannot assure you that we will not experience unanticipated delays in installations or recognition of revenue in the future.

For all the above reasons, our backlog and revenue may from time to time be lower than anticipated for a given quarter. Fluctuation in our quarterly operating results may cause our stock price to decline.

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

•                  certain competitors have greater name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services, and such advantages could be used to increase their market share;

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

We had net losses of $1.2 million and $5.0 million in 2001 and 2002 respectively.  While we were profitable with net income of $7.3 million for the year ended December 31, 2003 and $2.4 million for the quarter ended March 31, 2004, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to March 31, 2004, our common stock has traded between $3.29 and $22.64 per share.  The market price for the shares of our common stock has been and may continue to be highly volatile.  In addition, our announcements or external events may have a significant impact on the market price of our stock.  These announcements or external events may include:

•                  our operating results;

•                  developments in our relationships with corporate customers;

•                  changes in the ratings of our stock by security analysts;

•                  announcements by us or our competitors of technological innovations or new products; or

•                  general economic and market conditions.

Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging companies.  These broad market fluctuations may adversely affect the market price of our common stock irrespective of our performance.  In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Our quarterly operating results may fluctuate significantly and may cause our stock price to decline.

Our quarterly operating results may vary significantly in the future depending on many factors that may include, but are not limited to, the following:

•                  the ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

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

As a part of our business strategy, we recently acquired SafetyMed, Omnicell PharmacyCentral and SecureVault and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired businesses effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies.  In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of March 31, 2004 the balance of our unsold leases to U.S. government customers was $3.1 million.

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

Our production strategy for our medication and supply dispensing systems is to work closely with several key sub-assembly manufacturers and equipment providers and utilize lower cost manufacturers whenever possible. Although many of the components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications.  At any given point in time, we may only use a single source of supply for certain components. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products would limit our ability to manufacture our products and could harm our business

If we are unable to successfully integrate our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.

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

We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not possess special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

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

As a result of the foregoing factors, it is possible that we will be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot assure you that this additional funding, if needed, will be available on terms attractive to us, if at all.  Furthermore, any additional equity or debt financing may be dilutive to stockholders and may involve restrictive covenants that could affect our ability to pay dividends or raise additional capital. Our failure to raise capital when needed could harm our competitive position, results of operations and financial condition.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-Q.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on the evaluation as of the end of the period covered by this Form 10-Q, our CEO and CFO have concluded that Omnicell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by Omnicell in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.  The company’s management, including CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our Disclosure Controls and our internal controls over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our Disclosure Controls and procedures were sufficiently effective as of March 31, 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are required to disclose the non-audit services approved by our Audit Committee to be performed by our external auditors in the three months ended March 31, 2004. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. The non-audit services performed by our external auditors during the three months ended March 31, 2004, which include tax matter consultations concerning state and foreign taxes were approved by the Audit Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

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

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(b)                                 Reports on Form 8-K.

The following report on Form 8-K was filed during the three month period ended March 31, 2004:

(i)                                     On January 26, 2004, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 6, 2004
/s/ DENNIS P. WOLF
Dennis P. Wolf
Executive Vice President of Operations, Finance and Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.  Section 1350).

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

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001, Registration No. 333-57024.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001, Registration No. 333-57024.