Form 10-Q
period 2004-06-30
OMNICELL INC /CA/
filed 2004-08-09
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Charleston Road

Mountain View, CA 94043

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

                As of July 31, 2004 there were 24,888,679 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,171	$24,499
Short-term investments	16,177	9,025
Accounts receivable, net	14,418	14,529
Inventories	12,996	8,783
Receivables subject to a sales agreement	2,737	2,737
Prepaid expenses and other current assets	5,531	3,966
Total current assets	72,030	63,539
Property and equipment, net	5,311	4,833
Long-term receivables subject to sales agreement	3,807	4,985
Purchased intangibles	4,299	4,195
Goodwill	2,127	2,127
Other assets	7,481	4,788
Total assets	$95,055	$84,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,059	$2,921
Accrued liabilities	8,151	15,403
Deferred service revenue	14,983	12,650
Deferred gross profit	10,884	10,125
Obligation resulting from sale of receivables	2,737	2,737
Current portion of note payable	—	305
Total current liabilities	45,814	44,141
Long-term obligation resulting from sale of receivables	3,807	4,985
Other long-term liabilities	557	583
Stockholders’ equity	44,877	34,758
Total liabilities and stockholders’ equity	$95,055	$84,467

 (1)                               Derived from the December 31, 2003 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$23,380	$20,447	$45,607	$38,004
Service and other revenues	5,827	4,694	11,429	9,212
Total revenues	29,207	25,141	57,036	47,216
Cost of revenues:
Cost of product revenues	9,340	8,819	18,537	16,525
Cost of service and other revenues	2,185	1,678	4,206	3,425
Total cost of revenues	11,525	10,497	22,743	19,950
Gross profit	17,682	14,644	34,293	27,266
Operating expenses:
Research and development	1,837	2,106	4,203	4,475
Selling, general and administrative	13,218	10,551	25,094	20,422
Restructuring and severance charges	171	630	171	630
Total operating expenses	15,226	13,287	29,468	25,527
Income from operations	2,456	1,357	4,825	1,739
Interest and other income	77	136	161	260
Interest and other expense	(56)	(32)	(58)	(77)
Income before provision for income taxes	2,477	1,461	4,928	1,922
Provision for income taxes	104	170	201	186
Net income	$2,373	$1,291	$4,727	$1,736

Net income per share—basic	$0.10	$0.06	$0.19	$0.08

Net income per share—diluted	$0.09	$0.05	$0.17	$0.07

Weighted average shares outstanding—basic	24,752	22,382	24,527	22,243

Weighted average shares outstanding—diluted	27,709	24,646	27,927	23,601

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$4,727	$1,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,914	1,535
Loss on the sale of property and equipment	46	—
Stock compensation	11	219
Changes in operating assets and liabilities:
Accounts receivable, net	111	(645)
Inventories	(4,213)	4,068
Prepaid expenses and other current assets	(1,564)	128
Other assets	(1,859)	2,615
Accounts payable	6,138	(2,548)
Accrued liabilities	(6,066)	847
Deferred service revenue	2,333	965
Deferred gross profit	759	(3,341)
Other long-term liabilities	(126)	—
Net cash provided by operating activities	2,211	5,579
Investing activities:
Investment in privately held company	(63)	—
Acquisition of intangible assets and intellectual property	(1,292)	—
Acquisition of privately held company, net of cash acquired	(1,000)	—
Purchases of short-term investments	(16,102)	(1,896)
Maturities of short-term investments	8,928	—
Purchases of property and equipment	(1,898)	(648)
Proceeds from the sale of property and equipment	22	—
Net cash used in investing activities	(11,405)	(2,544)
Financing activities:
Proceeds from issuance of common stock	5,171	1,521
Proceeds from stockholders’ notes receivable	—	669
Repayment of note payable	(305)	(594)
Net cash provided by financing activities	4,866	1,596
Net increase (decrease) in cash and cash equivalents	(4,328)	4,631
Cash and cash equivalents at beginning of period	24,499	21,400
Cash and cash equivalents at end of period	$20,171	$26,031
Supplemental cash flow information:
Cash paid for interest	$3	$18
Cash paid for taxes	$326	$361

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

The Company’s solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell’s medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution.  In August 2003, Omnicell acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement its cabinet-based supply solutions. Omnicell’s physician order management system streamlines communication between nursing and pharmacy staff. Omnicell’s decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell’s Internet-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. In March 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell under the product name SecureVault.  This solution further enables Omnicell to provide comprehensive, end-to-end solutions for the medication-use process.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

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

The Company’s products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.  Credit is extended based on such evaluations and collateral is generally not required. Credit losses have not traditionally been material and such losses have been within management’s expectations. The majority of the Company’s receivables with multi-year payment terms are sold to a financing company. The Company maintains a reserve for potentially uncollectible accounts receivable based on its assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of the Company’s customers, current events and circumstances regarding the business of the Company’s customers and other factors that the Company believes are relevant.

                Revenues generated from customers in North America for the three months ended June 30, 2004 and 2003 totaled 99% and 98% of total revenues, respectively.  Revenues generated from customers in North America for the six months ended June 30, 2004 and 2003 totaled 97% of total revenues in each period. One leasing company accounted for 28% of accounts receivable at June 30, 2004. The same leasing company accounted for 18% of accounts receivable at December 31, 2003.

Goodwill and Purchased Intangible Assets

The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill and the intangible asset with an indefinite life was recognized for the three and six months ended June 30, 2004 and 2003. The Company had goodwill of $2.1 million and an intangible asset with an indefinite life of $0.2 million as of June 30, 2004.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three and six months ended June 30, 2004 and 2003.

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale.  Sales may include multi-year payment terms. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed and determinable; and collectibility is reasonably assured. The majority of the Company’s product revenue is derived from the sale and installation of medication and supply dispensing systems.  Omnicell ships its systems based on customer requested installation dates. Field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, the software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested.  Prior to recognizing revenue, the Company requires the customer to provide an installation confirmation letter that the Company has completed its obligations.  The Company also sells its medication and supply dispensing systems through distributors in Canada, Europe, the Middle East, Asia and Australia.  The Company recognizes revenue upon shipment of its systems to distributors, when the distributors have orders from identified end-users and the Company has no further performance obligations related to these sales.

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

Revenues from the Company’s Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three and six months ended June 30, 2004 and 2003, and are included in product and service and other revenue.

Sales of Accounts Receivable

The Company offers its customers multi-year, non-cancelable payment terms. The Company records revenue on these sales when all revenue recognition requirements under SOP 97-2 are met, at an amount equal to the cash to be received from the leasing company.  The amount is the net present value of the payment streams, utilizing the implicit interest rate under the leasing company’s funding agreements so no gain is recorded on the transfer. The Company typically sells its customers’ multi-year payment agreements to a third-party leasing company on a non-recourse basis. In these non-recourse transfers, the Company removes the sold receivable from the Company’s assets and records no liability relating to the transfer as it has assessed that the sales should be accounted for as “true sales” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). If the sold receivables are transferred subject to recourse clauses, the receivable is reclassified to receivable subject to a sales agreement and an obligation resulting from sale of receivables is recorded.

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

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 3 to 5 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of June 30, 2004 and December 31, 2003, the balance of capitalized software development costs was approximately $1.4 million and $0.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.1 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively. Amortization of capitalized software development costs for the six months ended June 30, 2004 and 2003 was $0.1 million and $0.7 million, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock- Based Compensation”  (“SFAS 123”), permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25.  Accordingly, Omnicell only recognizes compensation expense when options are granted to employees and directors with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income as reported	$2,373	$1,291	$4,727	$1,736
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3	140	11	197
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,275)	(782)	(4,131)	(1,544)
Net income pro forma	$101	$649	$607	$389
Net income per share - basic as reported	$0.10	$0.06	$0.19	$0.08
Net income per share - basic pro forma	$0.00	$0.02	$0.02	$0.01
Net income per share - diluted as reported	$0.09	$0.05	$0.17	$0.07
Net income per share - diluted pro forma	$0.00	$0.02	$0.02	$0.01

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company has two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company’s chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company’s long-lived assets are located in the United States.  For the three and six months ended June 30, 2004 and 2003, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Web-based e-commerce business operating segment generated less than one and a half percent (1.5%) of consolidated revenues in the three and six months ended June 30, 2004 and 2003. The Web-based e-commerce segment generated operating income of approximately $0.1 million for the three months ended June 30, 2004, compared to incurring an operating loss of approximately $0.1 million for the three months ended June 30, 2003.   The Web-based e-commerce segment broke even for the six months ended June 30, 2004, compared to incurring an operating loss of approximately $0.2 million for the six months ended June 30, 2003.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the six months ended June 30, 2004 and 2003, options to purchase 416,654 and 1,640,177 shares, respectively, with an exercise price greater than $16.84 and $6.72, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share as their affect was antidilutive.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net income	$2,373	$1,291	$4,727	$1,736

Weighted average shares of common stock outstanding	24,752	22,390	24,527	22,270
Less: Weighted average shares subject to repurchase	—	(8)	—	(27)
Weighted average shares outstanding-basic	24,752	22,382	24,527	22,243
Net income per share	$0.10	$0.06	$0.19	$0.08
Diluted:
Net income	$2,373	$1,291	$4,727	$1,736

Weighted average shares of common stock outstanding	24,752	22,390	24,527	22,270
Add: Dilutive effect of employee stock options and warrants	2,957	2,256	3,400	1,331
Weighted average shares outstanding-diluted	27,709	24,646	27,927	23,601
Net income per share	$0.09	$0.05	$0.17	$0.07

Emerging Accounting Developments

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, “Share-Based Payment” (the “Exposure Draft”) which is a proposed amendment to FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the Exposure Draft is similar to the approach described in FASB Statement 123.  However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for the Company’s 2005 fiscal year.  The pro forma impact of the adoption of FASB Statement 123 on our historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock options to employees and the impact of the adoption of the new standard, when and if issued, is likely to have a material impact on its future results of operations.

Note 2. Acquisitions

SecureVault

On March 11, 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell as SecureVault.  The total purchase price was $0.7 million, which included $0.5 million paid at the date of purchase, $0.1 million paid in May 2004 after completion of certain obligations by Ariel Distributing, Inc., and up to a maximum of $0.1 million in guaranteed minimum royalty payments, due quarterly and calculated as a percentage of license fees recognized by Omnicell for up to a maximum of two years.  The total purchase price of $0.7 million will be amortized over five years using the straight-line method.

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
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	June 30, 2004	Amortization Life
Customer base	$244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	4,684	3-6 years
Total purchased intangible assets with finite lives	5,359
Accumulated amortization	(1,291)
Net purchased intangible assets	4,068

Trade name	231	Indefinite
Net purchase intangible asset with indefinite lives	231
Net total purchased intangible assets	$4,299

Estimated future amortization expense of the purchased intangible assets at June 30, 2004 is as follows (in thousands):

2004 (remaining 6 months)	$591
2005	1,182
2006	1,034
2007	770
2008	456
2009	35
Total	$4,068

Note 3. Sales of Accounts Receivable

The Company offers customers multi-year, non-cancelable payment terms.  For the three and six months ended June 30, 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.6 million and $16.3 million, respectively. For the three and six months ended June 30, 2003, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $5.3 million and $15.1 million, respectively.  The Company typically sells the customers’ multi-year payment agreements to a third-party leasing company.  For the three and six months ended June 30, 2004, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $9.5 million and $15.1 million, respectively.  For the three and six months ended June 30, 2003, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $5.0 million and $14.8 million, respectively.  The Company has no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of the Company’s installation obligation, if any, and commencement of the noncancelable multi-year payment term. At June 30, 2004 and December 31, 2003, accounts receivable included $4.0 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

                Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$8,077	$5,996
Work-in-process	831	432
Finished goods	4,088	2,355
Total	$12,996	$8,783

Note 5. Purchased Residuals

Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off.  The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement.  The value of purchased residuals as of June 30, 2004 and December 31, 2003 was $2.0 million and $2.3 million, respectively, and is recorded in other assets.

Note 6. Accrued Facility Costs

In December 2003, the Company recorded facility costs of $0.4 million related to the move of its corporate headquarters and manufacturing facility to its current location in Mountain View, California.  This move was initiated to reduce costs and improve operational efficiencies.  The facility costs consisted of remaining rent expense and the write-off of the remaining leasehold improvements related to the Company’s former facilities in Palo Alto, California. The lease related to Omnicell’s former manufacturing facility expired in February 2004.  The lease related to Omnicell’s former corporate headquarters expired in June 2004.

The following table sets forth the facility costs reserve activity for the first and second quarter of 2004 (in thousands):

Accrued Facility Costs

Balance at December 31, 2003	$420
Cash payments	(404)
Facility charge	(16)
Balance at June 30, 2004	$—

Note 7. Deferred Gross Profit

                Deferred gross profit consists of the following (in thousands):

	June 30, 2004	December 31, 2003

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$14,845	$12,912
Cost of sales, excluding installation costs	(3,961)	(2,787)
Total	$10,884	$10,125

Note 8. Indemnification Arrangements and Guarantees

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

Note 9. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$2,373	$1,291	$4,727	$1,736
Unrealized loss on short-term investments	(29)	—	(24)	—
Comprehensive income	$2,344	$1,291	$4,703	$1,736

Note 10. Registration Statement on Form S-3

In July 2004, Omnicell filed a registration statement on Form S-3 which, when effective, will enable the Company to offer and sell, from time to time, shares of its common stock in one or more offerings up to a total dollar amount of $100 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results” contained elsewhere in this report. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report

Overview

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In August 2002, we acquired APRS, Inc. to support, develop, and market integrated system solutions to health system pharmacies.  This central pharmacy carousel storage and retrieval solution is sold under our Omnicell Pharmacy Central product name. In December 2002, we purchased the intellectual property assets of Medisafe, a provider of point-of-care bedside automation solutions called SafetyMed. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by us under the product name SecureVault.  From inception through June 30, 2004, we had completed our installation obligations, if any, of an aggregate of 30,477 of our medication and supply dispensing systems at 1,513 healthcare facilities.

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into five regions in the United States and Canada. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

We recognize revenue when our medication and supply dispensing systems are installed.  Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies.  Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of medication and supply dispensing systems that have shipped to customers but have not yet been installed at the customer site plus the amount of such systems that have not shipped but for which we have purchase orders, and which we believe will be installed within the next 12 months. We increased our product backlog by $4.7 million during the quarter to $46.4 million as of June 30, 2004.

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

Management believes there have been no significant changes during the three and six months ended June 30, 2004, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2004 and 2003, expressed as a percentage of total revenues for these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenues	80.0%	81.3%	80.0%	80.5%
Service and other revenues	20.0	18.7	20.0	19.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	32.0	35.1	32.5	35.0
Cost of service and other revenues	7.5	6.7	7.4	7.3
Total cost of revenues	39.5	41.8	39.9	42.3
Gross profit	60.5	58.2	60.1	57.7
Operating expenses:
Research and development	6.3	8.4	7.4	9.5
Selling, general, and administrative	45.3	41.9	44.0	43.2
Restructuring and severance charges	0.6	2.5	0.3	1.3
Total operating expenses	52.1	52.8	51.7	54.0
Income from operations	8.4	5.4	8.5	3.7
Interest and other income	0.3	0.5	0.3	0.6
Interest and other expense	(0.2)	(0.1)	(.0.0)	(0.2)
Income before provision (benefit) for income taxes	8.5	5.8	8.6	4.1
Provision (benefit) for income taxes	0.4	0.7	0.4	(0.4)
Net income	8.1%	5.1%	8.3%	3.7%

Product Revenue, Cost of Product Revenues, and Gross Profit

Year over year comparison for the three and six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$23,380	$20,447	$45,607	$38,004
Cost of product revenues	9,340	8,819	18,537	16,525
Gross Profit	$14,040	$11,628	$27,070	$21,479

Product Revenues. Product revenues increased 14.3% to $23.4 million for the three months ended June 30, 2004 from $20.4 million in the same period in 2003. Product revenues increased 20.0% to $45.6 million for the six months ended June 30, 2004 from $38.0 million in the same period in 2003. The increase in product revenues for the three and six months ended June 30, 2004 was due to an increase in the number of medication and supply dispensing system installations, an increase in the size of the average customer sale, an increase in revenue associated with our provision of software programs that interface our system with our customers’ system, and an increase in revenue from multi-year payment arrangements.  Part of this increase can be attributed to our emphasis on winning larger and more complex deals with larger healthcare facilities.  Product revenues for the three and six months ended June 30, 2004 also included revenue as a result of the acquisition of BCX Technologies, Inc. in the third quarter of 2003. We expect product revenues to experience modest growth throughout the remainder of 2004.

Cost of Product Revenues. Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.  Cost of product revenues increased 5.9% to $9.3 million for the three months ended June 30, 2004 from $8.8 million in the same period in 2003. Cost of product revenues increased 12.2% to $18.5 million for the six months ended June 30, 2004 from $16.5 million in the same period in 2003. The increase in cost of product revenues was attributable to the increase in headcount and temporary labor.  Gross profit on product revenue was $14.0 million, or 60.1% of product revenues for the three months ended June 30, 2004, as compared to $11.6 million, or 56.9% of product revenues in the same period in 2003. Gross profit on product revenue was $27.0 million, or 59.4% of product revenues for the six months ended June 30, 2004, as compared to $21.5 million, or 56.5% of product revenues in the same period in 2003. The increase in the gross profit on product revenues is a result of increased efficiencies in operations, manufacturing and installation services. We expect the cost of product revenues to increase consistently with product revenue growth, maintaining approximately the same level of gross profit margin throughout the rest of 2004.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Year over year comparison for the three and six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service and other revenues	$5,827	$4,694	$11,429	$9,212
Cost of service and other revenues	2,185	1,678	4.206	3,425
Gross Profit	$3,642	$3,016	$7,223	$5,787

Service and Other Revenues. Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, and amortization of up-front fees received from distributors.  Service and other revenues increased 24.1% to $5.8 million for the three months ended June 30, 2004 from $4.7 million in the same period in 2003. Service and other revenues increased 24.1% to $11.4 million for the six months ended June 30, 2004 from $9.2 million in the same period in 2003. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems and an increase in support service contracts.  We expect a slight increase in service and other revenues for the remainder of 2004.

Cost of Service and Other Revenues. Cost of service and other revenues increased 30.2% to $2.2 million for the three months ended June 30, 2004 from $1.7 million in the same period in 2003. Cost of service and other revenues increased 22.8% to $4.2 million for the six months ended June 30, 2004 from $3.4 million in the same period in 2003.  For the three months ended June 30, 2004, gross margin on service and other revenues was $3.6 million, or 62.5% of service and other revenues as compared to $3.0 million, or 64.3% of service and other revenues in the same period in 2003. The decrease in gross margin on services and other revenues for the three months ended June 30, 2004 was a result of increased costs as a result of a change to the service call center model which provides extended hours of coverage to customers. For the six months ended June 30, 2004, gross margin on service and other revenues was $7.2 million, or 63.2% of service and other revenues as compared to $5.8 million, or 62.8% of service and other revenues in the same period in 2003.  The increase in gross margin on service and other revenues for the six months ended June 30, 2004 reflect a reduction in cost from the transition from an outsourced model to an internal service organization, partially offset by increased costs due to the change to the service call center model  which provides extended hours of coverage to customers. We expect the cost of services and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Operating Expenses

Year over year comparison for the three and six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development	$1,837	$2,106	$4,203	$4,475
Selling, general and administrative	13,218	10,551	25,094	20,422
Restructuring, severance and facility charges	171	630	171	630
Total operating expenses	$15,226	$13,287	$29,468	$25,527

                Research and Development.  Research and development expenses declined 12.8% to $1.8 million for the three months ended June 30, 2004, from $2.1 million in the same period in 2003. Research and development expenses declined 6.1% to $4.2 million for the six months ended June 30, 2004, from $4.5 million in the same period in 2003.  The decrease was due primarily to increased efficiencies and benefits established from prior periods in outsourcing software development, product engineering, design, and testing services, as well as the capitalization of approximately $0.5 million in software development costs. Research and development expenses decreased as a percentage of total revenues to 6.3% in the three months ended June 30, 2004 compared to 8.4% in the same period in 2003. Research and development expenses decreased as a percentage of total revenues to 7.4% in the six months ended June 30, 2004 compared to 9.5% in the same period in 2003.  We expect research and development expense to increase during the remainder of 2004 in order to support continued new product development and research activities.

                Selling, General and Administrative.  Selling, general and administrative costs increased 25.3% to $13.2 million for the three months ended June 30, 2004 from $10.6 million in the same period in 2003. Selling, general and administrative costs increased 22.9% to $25.1 million for the six months ended June 30, 2004 from $20.4 million in the same period in 2003. The increase in selling, general and administrative expenses is a result of increased headcount to support the targeted increases in revenue and bookings and continued business growth. We increased headcount in our selling, general and administrative areas by approximately 29% from June 30, 2003 to June 30 2004, with half of the growth concentrated in direct sales support and field operations.  Marketing costs also increased in 2004 as a result of an increase in product advertising.  Selling, general and administrative costs increased as a percentage of total revenues to 48.3% in the three months ended June 30, 2004 compared to 41.9% in the same period in 2003. Selling, general and administrative costs increased as a percentage of total revenues to 44.0% in the six months ended June 30, 2004 compared to 43.2% in the same period in 2003.  We expect selling, general and administrative expenses will continue to increase slightly during the remainder of 2004 in order to support our continued business growth.

                Restructuring and Severance charges.  In fiscal 2004 and 2003, we restructured our organization to reduce costs and improve operational efficiencies.  As part of this restructuring, we reduced headcount by 3 employees in 2004 and by 14 employees in 2003.   As a result, we recorded restructuring and severance charges of $0.2 million in the second quarter of 2004 and $0.6 million in the second quarter of 2003, primarily related to employee severance and benefits.

Provision for Income Taxes

Year over year comparison for the three and six months ended June 30, 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Provision for income taxes	$104	$170	$201	$186

Provisions for income taxes were recorded for the three and six months ended June 30, 2004 and 2003. These provisions were attributable to federal and state alternative minimum taxes and other state taxes.  The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryfowards.

Backlog

                Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the dollar value of such systems that have not shipped but for which we have purchase orders, and which we believe will be installed within the next 12 months.  To facilitate excellent customer service through the timely delivery of our products and services and obtain more predictable and sustainable quarterly growth, we intend to build our product backlog.   Our product backlog increased $4.7 million to $46.4 million as of June 30, 2004, from $41.7 million as of March 31, 2004.

Liquidity and Capital Resources

                Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $36.3 million as of June 30, 2004 compared to $36.2 million as of March 31, 2004 and $33.5 million as of December 31, 2003. Our funds are currently invested in institutional money market funds, U.S. commercial and government debt securities.

                Net cash provided by operating activities was $2.2 million during the first six months of 2004 compared to $5.6 million provided by operating activities in the same period in 2003. Net income was $4.7 million during the first six months of 2004 compared to $1.7 million in the same period in 2003.  The decrease in cash flow from operating activities resulted primarily from the reduction in accrued liabilities, increased inventories, accounts payable, deferred services and other assets which included an increase of $1.8 million for internally-billed receivables with multi-year sales agreements.  Inventories increased by $4.2 million for the period ended June 30, 2004 as a result of inventory build up for expected customer orders that were not shipped during the period.  We expect that most of the orders will be shipped during the third and fourth quarters of 2004.

                We used $11.4 million of cash in investing activities in the six months ended June 30, 2004 compared to $2.5 million used in the same period in 2003.  The increase in cash used in investing activities during the six months ended June 30, 2004 compared to June 30, 2003 resulted from net $7.2 million purchases of short-term investments, the payment of $0.6 million for the acquisition of the SecureVault product line from Ariel Distributing, the payment of $0.7 million for a product development agreement with Integra Group, Inc., $1.0 million paid as part of the BCX acquisition, including $0.5 million paid as part of the purchase price and $0.5 million paid relating to the achievement of performance milestones in 2003. Additionally, capital expenditures were $1.9 million and $0.6 million for the six months ended June 30, 2004 and 2003 respectively.

                We generated $4.9 million from financing activities in the six months ended June 30, 2004 compared to $1.6 million generated in the first six months of 2003. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

                We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements and debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. We recently filed a registration statement on Form S-3 which, when effective, will enable us to offer and sell, from time to time, shares of our common stock in one or more offerings up to a total dollar amount of $100 million. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

We have net operating lease commitments of $6.8 million payable when due through 2009 as follows (in thousands):

2004	$196
2005	1,189
2006	1,631
2007	1,504
2008	1,588
2009	680
Total minimum lease payment	$6,788

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

Factors That May Affect Future Operating Results

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

                Our medication and supply dispensing systems represent a relatively new approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We cannot assure you that we will continue to be successful in marketing our medication and supply dispensing systems or that the level of market acceptance of such systems will be sufficient to generate operating income.

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

                The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems has recently translated into larger, strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers.  These larger and more complex deals often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

                Also, and in part as a result of the aforementioned complexities inherent in larger transactions, our average installation times have increased for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. In addition, the larger, more complex deals often require us to include negotiated contractual terms that have the affect of delaying revenue recognition under the accounting rules that apply to us.

                For all the above reasons, we believe that period-to-period comparisons of our operating results are not necessarily indicative of our future performance. Fluctuation in our quarterly operating results may cause our stock price to decline.

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services.

                The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers, and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services would be negatively affected.

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

                The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to the following:

•                  our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services;

•                  certain competitors have greater name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services than we do, and such advantages could be used to increase their market share;

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

                We had net losses of $1.2 million and $5.0 million in 2001 and 2002 respectively.  While we were profitable with net income of $7.3 million for the year ended December 31, 2003 and $4.7 million for the six months ended June 30, 2004, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

                For the 12 months prior to June 30, 2004, our common stock has traded between $9.03 and $22.64 per share.  The market price for shares of our common stock has been and may continue to be highly volatile.  In addition, our announcements or external events may have a significant impact on the market price of our stock.  These announcements or external events may include:

•                    our operating results;

•                  developments in our relationships with corporate customers;

•                    changes in the ratings of our stock by securities analysts;

•                    announcements by us or our competitors of technological innovations or new products; or

•                    general economic and market conditions.

                Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging companies.  These broad market fluctuations may cause the market price of our common stock to decline irrespective of our performance.  In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Our quarterly operating results may fluctuate and may cause our stock price to decline.

                Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

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

                Due to the foregoing factors, our quarterly revenues and operating results are difficult to predict and fluctuate, which in turn may cause the market price of our stock to decline.

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.

                As a part of our business strategy, we recently acquired SafetyMed, Omnicell PharmacyCentral and SecureVault and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•                    uncertain availability of suitable businesses, products or technologies for acquisition on terms acceptable to us;

•                    difficulties in combining previously separate businesses into a single unit;

•                    substantial diversion of management’s attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

•                    discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are not realizable;

•                    failure to achieve anticipated benefits such as cost savings and revenue enhancements;

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies.  In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of June 30, 2004 the balance of our unsold leases to U.S. government customers was $3.4 million.

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

We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, AmeriNet, Inc., HealthTrust Purchasing Group, L.P., Consorta, Inc. and Broadlane, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

We depend on a limited number of suppliers for our medication and supply dispensing systems, and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

Our production strategy for our medication and supply dispensing systems is to work closely with several key sub-assembly manufacturers and equipment providers and utilize lower cost manufacturers whenever possible. Although many of the components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications.  At any given point in time, we may only use a single source of supply for certain components. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products would limit our ability to manufacture our products and could reduce our revenues.

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

Our failure to protect our intellectual property rights could negatively affect our ability to compete.

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

We may need additional financing in the future to meet our capital needs; such financing may not be available on favorable terms and may be dilutive to existing stockholders.

We intend to continue to expend substantial funds for research and development activities, product development, expansion of sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.  We have recently filed a “shelf” registration statement which, when effective, will enable us to offer and sell, from time to time, up to a total dollar amount of $100 million of our common stock  in one or more offerings, which could cause our stockholders to experience dilution of their ownership interest and may cause our stock price to decline.

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

We are dependent on technologies provided by third party vendors, such as Commerce One.

Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification and/or distribution, including but not limited to certain Commerce One procurement software products for use in our Web-based procurement product, OmniBuyer.  If we lose access to, or the ongoing rights to modify and distribute, these technologies with our products we will either have to devote resources to independently develop, maintain and support the technologies ourselves or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products and in turn our business and prospects.

Government regulation of the healthcare industry could reduce  demand for our products.

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, these products, or our future products, if any, may be regulated in the future. A requirement for FDA approval could reduce the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure you that we will be in compliance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are ‘‘covered entities’’ under HIPAA. Because Omnicell may be considered a ‘‘business associate’’ under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April 2005. We cannot predict the potential impact of these rules, rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information.  This could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

Item 4. CONTROLS AND PROCEDURES

                Evaluation of disclosure controls and procedures.  We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of June 30, 2004.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on the evaluation as of June 30, 2004, our CEO and CFO have concluded that Omnicell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by Omnicell in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

                Changes in internal controls.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                Limitations on the effectiveness of controls.  The company’s management, including CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our Disclosure Controls and our internal controls over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our Disclosure Controls and procedures were sufficiently effective as of June 30, 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On June 30, 2004, ePlus Government Inc., a leasing company, which has purchased some of the Company’s receivables with recourse, filed a lawsuit against the Company in the Circuit Court of Fairfax County, Commonwealth of Virginia, seeking payment of approximately $1.7 million in connection with a customer’s failure to pay ePlus amounts owed under a contract with such customer that have been  assigned to ePlus. The Company recorded the transaction as receivable subject to a sales agreement in compliance with SFAS 140 requirements as discussed in “Sales of Accounts Receivable” under Note 1 to Consolidated Financial Statements.

The Company’s management believes that this matter will be resolved between the customer and ePlus in a manner that does not require any payments by the Company. However, there can be no assurance that this claim will be so resolved or that the Company will not be required to defend itself in litigation which could have an adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 20, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for three new Class III directors to serve until the Annual Meeting of Stockholders in 2007 were submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Omnicell for the fiscal year ending December 31, 2004 was submitted to our stockholders for election.

                Management’s nominee for director, Kevin L. Roberg,, was elected by the following vote:

For: 22,719,593
Withheld: 142,532

Management’s nominee for director, John D. Stobo, was elected by the following vote:

For: 22,740,850
Withheld: 121,275

Management’s nominee for director, Donald C. Wegmiller, was elected by the following vote:

For: 22,776,526
Withheld: 85,599

Benjamin A. Horowitz, Randy Lindholm, Randall A. Lipps,  Brock D. Nelson, Sara J. White, Joseph E. Whitters and William H. Younger also continued to serve as directors after the annual meeting.  Mr. Horowitz, Mr. Lindholm, Ms. White and Mr. Younger will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2005. Messrs. Lipps, Nelson and Whitters will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2006.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was approved by the following vote:

For: 22,207,252
Against: 649,920
Abstain: 4,953

ITEM 5. OTHER INFORMATION

                In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our external auditor. During the three months ended June 30, 2004.,our Audit Committee approved the engagement of Ernst & Young LLP to perform services related to tax matter consultations concerning foreign taxes and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which constitute in part non-audit services within the meaning of Section 10A(i) of the Act.

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

                                                (b)           Reports on Form 8-K.

The following reports on Form 8-K were filed during the three month period ended June 30, 2004:

(i)            On April 5, 2004, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended March 31, 2004.

(ii)           On April 14, 2004, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended March 31, 2004.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 9, 2004
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