Form 10-Q
period 2004-09-30
OMNICELL INC /CA/
filed 2004-11-09
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004 there were 25,287,153 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,373	$24,499
Short-term investments	11,210	9,025
Accounts receivable, net	17,420	14,529
Inventories	17,197	8,783
Receivables subject to a sales agreement	2,737	2,737
Prepaid expenses and other current assets	7,066	3,966
Total current assets	77,003	63,539
Property and equipment, net	5,764	4,833
Long-term receivables subject to sales agreement	3,247	4,985
Purchased intangibles	4,003	4,195
Goodwill	2,127	2,127
Other assets	6,561	4,788
Total assets	$98,705	$84,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,334	$2,921
Accrued liabilities	9,827	15,403
Deferred service revenue	14,861	12,650
Deferred gross profit	8,223	10,125
Obligation resulting from sale of receivables	2,737	2,737
Current portion of note payable	—	305
Total current liabilities	43,982	44,141
Long-term obligation resulting from sale of receivables	3,247	4,985
Other long-term liabilities	543	583
Stockholders’ equity	50,933	34,758
Total liabilities and stockholders’ equity	$98,705	$84,467

(1)                                  Derived from the December 31, 2003 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$26,767	$21,157	$72,374	$59,161
Service and other revenues	5,967	5,202	17,396	14,414
Total revenues	32,734	26,359	89,770	73,575
Cost of revenues:
Cost of product revenues	11,344	8,683	29,881	25,208
Cost of service and other revenues	2,302	2,117	6,508	5,542
Total cost of revenues	13,646	10,800	36,389	30,750
Gross profit	19,088	15,559	53,381	42,825
Operating expenses:
Research and development	2,476	2,256	6,679	6,731
Selling, general and administrative	13,325	10,794	38,419	31,216
Restructuring and severance charges	—	—	171	630
Total operating expenses	15,801	13,050	45,269	38,577
Income from operations	3,287	2,509	8,112	4,248
Interest and other income	105	116	266	376
Interest and other expense	(12)	(41)	(70)	(118)
Income before provision for income taxes	3,380	2,584	8,308	4,506
Provision for income taxes	124	257	325	442
Net income	$3,256	$2,327	$7,983	$4,064

Net income per share—basic	$0.13	$0.10	$0.32	$0.18

Net income per share—diluted	$0.12	$0.09	$0.29	$0.17

Weighted average shares outstanding—basic	25,038	22,961	24,697	22,482

Weighted average shares outstanding—diluted	27,571	26,658	27,809	24,620

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$7,983	$4,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,923	2,337
Loss on sale of property and equipment	61	—
Stock-based compensation	70	231
Changes in operating assets and liabilities:
Accounts receivable, net	(2,891)	(635)
Inventories	(8,414)	4,107
Prepaid expenses and other current assets	(3,100)	(628)
Other assets	(973)	2,845
Accounts payable	5,413	(1,890)
Accrued liabilities	(4,252)	1,079
Deferred service revenue	2,211	1,333
Deferred gross profit	(1,902)	(6,498)
Other long-term liabilities	(125)	—
Net cash provided by operating activities	(2,996)	6,345
Investing activities:
Investment in privately held company	(63)	—
Acquisition of intangible assets and intellectual property	(1,352)	—
Acquisition of privately held company, net of cash acquired	(1,000)	(2,689)
Purchases of short-term investments	(20,135)	(5,889)
Maturities of short-term investments	17,942	1,900
Purchases of property and equipment	(3,046)	(1,531)
Proceeds from the sale of property and equipment	23	—
Net cash used in investing activities	(7,631)	(8,209)
Financing activities:
Proceeds from issuance of common stock	7,806	5,061
Proceeds from stockholders’ notes receivable	—	3,119
Repayment of note payable	(305)	(894)
Net cash provided by financing activities	7,501	7,286
Net increase (decrease) in cash and cash equivalents	(3,126)	5,422
Cash and cash equivalents at beginning of period	24,499	21,400
Cash and cash equivalents at end of period	$21,373	$26,822

Supplemental cash flow information:
Cash paid for taxes	$567	$65

Supplemental disclosure of non-cash investing activities:
Liabilities recorded in connection with acquisition of privately held company	$—	$498

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

The Company’s solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell’s medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution.  In August 2003, Omnicell acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement its cabinet-based supply solutions. Omnicell’s physician order management system streamlines communication between nursing and pharmacy staff. Omnicell’s decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell’s Internet-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. In March 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell under the product name SecureVault.  This solution further enables Omnicell to provide comprehensive, end-to-end solutions for the medication-use process.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

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

Revenues generated from customers in North America for the three months ended September 30, 2004 and 2003 totaled 99.8% and 97.0% of total revenues, respectively.  No single customer accounted for more than 10.0% of total revenues, while one particular group of affiliated hospitals accounted for 11.4% of total revenues for the three months ended September 30, 2004. There was no customer that accounted for more than 10% of total revenues in the same period last year. Revenues generated from customers in North America for the nine months ended September 30, 2004 and 2003 totaled 98.1% and 97.3% of total revenues, respectively. One leasing company accounted for 26.0% of accounts receivable at September 30, 2004. The same leasing company accounted for 18.0% of accounts receivable at December 31, 2003.

Goodwill and Purchased Intangible Assets

The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or the intangible asset with an indefinite life was recognized for the three and nine months ended September 30, 2004 and 2003. The Company had goodwill of $2.1 million and an intangible asset with an indefinite life of $0.2 million as of September 30, 2004.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three and nine months ended September 30, 2004 and 2003.

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

Revenues from the Company’s Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three and nine months ended September 30, 2004 and 2003, and are included in product and service and other revenue.

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

Software Development Costs

Development costs related to software implemented in the Company’s medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from 3 to 5 years. Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of September 30, 2004 and December 31, 2003, the balance of capitalized software development costs was approximately $1.5 million and $0.1 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.0 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively. Amortization of capitalized software development costs for the nine months ended September 30, 2004 and 2003 was $0.1 million and $1.0 million, respectively.

Stock-Based Compensation

 SFAS No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”), permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25. Accordingly, Omnicell only recognizes compensation expense when options are granted to employees and directors with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table (in thousands, except per share amounts) sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income as reported	$3,256	$2,327	$7,983	$4,064
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	57	12	67	222
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,912)	(1,297)	(6,043)	(3,053)
Net income pro forma	$1,401	$1,042	$2,007	$1,233
Net income per share - basic as reported	$0.13	$0.10	$0.32	$0.18
Net income per share - basic pro forma	$0.06	$0.05	$0.08	$0.05
Net income per share - diluted as reported	$0.12	$0.09	$0.29	$0.17
Net income per share - diluted pro forma	$0.05	$0.04	$0.07	$0.05

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. The Company derives the majority of its revenues from medication and supply cabinet-based systems, which are treated as one segment for purposes of SFAS 131. These systems are similar in terms of their shared multiple common assemblies and subassemblies, as well as their basic operation and visual characteristics, and are used by hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. The Company has two operating segments: the medication and supply dispensing systems and the e-commerce business. The Company’s chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of the Company’s long-lived assets are located in the United States. For the three and nine months ended September 30, 2004 and 2003, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. The Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues in the three and nine months ended September 30, 2004 and 2003. The operating loss generated by the Web-based e-commerce segment was approximately $0.2 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively. The operating loss generated by the Web-based e-commerce segment was approximately $0.4 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. For the nine months ended September 30, 2004 and 2003, options to purchase 492,078 and 1,726,170 shares, respectively, with an exercise price greater than $15.60 and $7.52, the average fair market value per share for the period, respectively, were excluded from the calculation of diluted net income per share as their effect was antidilutive.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic:
Net income	$3,256	$2,327	$7,983	$4,064

Weighted average shares of common stock outstanding	25,038	22,961	24,697	22,500
Less: Weighted average shares subject to repurchase	—	—	—	(18)
Weighted average shares outstanding-basic	25,038	22,961	24,697	22,482

Net income per share	$0.13	$0.10	$0.32	$0.18
Diluted:
Net income	$3,256	$2,327	$7,983	$4,064

Weighted average shares of common stock outstanding	25,038	22,961	24,697	22,500
Add: Dilutive effect of employee stock options and warrants	2,533	3,697	3,112	2,120
Weighted average shares outstanding-diluted	27,571	26,658	27,809	24,620

Net income per share	$0.12	$0.09	$0.29	$0.17

Emerging Accounting Developments

On October 13, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and is effective for all public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of Statement 123R is encouraged  The pro forma impact of the adoption of FASB Statement No. 123 on our historical financial statements is included in the footnotes to the financial statements. The Company expects to continue to grant stock options to employees and the impact of the adoption of the new standard is likely to have a material impact on its future results of operations.

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
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	September 30, 2004	Amortization Life
Customer base	$244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	4,684	3-6 years
Total purchased intangible assets with finite lives	5,359
Accumulated amortization	(1,587)
Net purchased intangible assets	3,772

Trade name	231	Indefinite
Net purchase intangible asset with indefinite lives	231
Net total purchased intangible assets	$4,003

Estimated future amortization expense of the purchased intangible assets at September 30, 2004 is as follows (in thousands):

2004 (remaining 3 months)	$295
2005	1,182
2006	1,034
2007	770
2008	456
2009	35
Total	$3,772

Note 3. Sales of Accounts Receivable

The Company offers customers multi-year, non-cancelable payment terms.  For the three and nine months ended September 30, 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $13.1 million and $29.5 million, respectively. For the three and nine months ended September 30, 2003, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $6.9 million and $22.0 million, respectively. The Company typically sells the customers’ multi-year payment agreements to a third-party leasing company.  For the three and nine months ended September 30, 2004, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $12.6 million and $27.7 million, respectively.  For the three and nine months ended September 30, 2003, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $6.8 million and $22.9 million, respectively.  The Company has no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of the Company’s installation obligation, if any, and commencement of the noncancelable multi-year payment term. At September 30, 2004 and December 31, 2003, accounts receivable included $4.5 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$10,406	$5,996
Work-in-process	717	432
Finished goods	6,074	2,355
Total	$17,197	$8,783

Note 5. Purchased Residuals

 Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of September 30, 2004 and December 31, 2003 was $1.0 million and $2.3 million, respectively, and is recorded in other assets.

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

The following table sets forth the facility costs reserve activity for the nine months ended September 30, 2004 (in thousands):

Accrued Facility Costs

Balance at December 31, 2003	$420
Cash payments	(404)
Facility charge	(16)
Balance at September 30, 2004	$—

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2004	December 31, 2003

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$12,107	$12,912
Cost of sales, excluding installation costs	(3,884)	(2,787)
Total	$8,223	$10,125

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

Note 9. Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,256	$2,327	$7,983	$4,064
Unrealized gain (loss) on short-term investments	16	—	(8)	—
Comprehensive income	$3,272	$2,327	$7,975	$4,064

Note 10. Registration Statement on Form S-3

In July 2004, Omnicell filed a registration statement on Form S-3 which, when effective, will enable the Company to offer and sell, from time to time, its securities in one or more offerings up to a total dollar amount of $100 million.

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

We started our business in 1992 and began offering our supply automation systems for sale in 1993. In late 1996, we introduced our Omnicell medication dispensing system. In January 1999, we expanded our line of medication dispensing systems and customer base with the acquisition of the Sure-Med product line from Baxter Healthcare Corporation. In August 2002, we acquired APRS, Inc. to support, develop, and market integrated system solutions to health system pharmacies.  This central pharmacy carousel storage and retrieval solution is sold under our Omnicell Pharmacy Central product name. In December 2002, we purchased the intellectual property assets of Medisafe, a provider of point-of-care bedside automation solutions called SafetyMed. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems branded ScanREQ, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by us under the product name SecureVault.  From inception through September 30, 2004, we had completed our installation obligations, if any, for an aggregate of 31,104 of our medication and supply dispensing systems at 1,534 healthcare facilities.

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

 We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to accept installation of our systems and to be more predictable and efficient in our manufacturing and installation processes, our focus is on shipping products based on the installation dates as requested by our customers and on growing product backlog. Product backlog is defined as the amount of medication and supply dispensing systems that have shipped to customers but have not yet been installed at the customer site plus the amount of such systems that have not shipped but for which we have purchase orders, and which we believe will be installed within the next 12 months. We increased our product backlog by $3.3 million during the quarter to $49.7 million as of September 30, 2004.

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

Management believes there have been no significant changes during the three and nine months ended September 30, 2004, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2004 and 2003, expressed as a percentage of total revenues for these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product revenues	81.8%	80.3%	80.6%	80.4%
Service and other revenues	18.2	19.7	19.4	19.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	34.7	33.0	33.3	34.3
Cost of service and other revenues	7.0	8.0	7.2	7.5
Total cost of revenues	41.7	41.0	40.5	41.8
Gross profit	58.3	59.0	59.5	58.2
Operating expenses:
Research and development	7.6	8.6	7.4	9.1
Selling, general, and administrative	40.7	40.9	42.8	42.4
Restructuring and severance charges	0.0	0.0	0.2	0.9
Total operating expenses	48.3	49.5	50.4	52.4
Income from operations	10.0	9.5	9.1	5.8
Interest and other income	0.3	0.4	0.3	0.5
Interest and other expense	0.0	(0.1)	0.0	(0.2)
Income before provision for income taxes	10.3	9.8	9.4	6.1
Provision for income taxes	0.4	1.0	0.4	0.6
Net income	9.9%	8.8%	9.0%	5.5%

Product Revenue, Cost of Product Revenues, and Gross Profit

Year over year comparison for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product revenues	$26,767	$21,157	$72,374	$59,161
Cost of product revenues	11,344	8,683	29,881	25,208
Gross Profit	$15,423	$12,474	$42,493	$33,953

Product Revenues. Product revenues increased 26.5% to $26.8 million for the three months ended September 30, 2004 from $21.2 million in the same period in 2003. Product revenues increased 22.3% to $72.4 million for the nine months ended September 30, 2004 from $59.2 million in the same period in 2003. The increase in product revenues for the three and nine months ended September 30, 2004 was due to an increase in the number of medication and supply dispensing system installations, an increase in revenue associated with our provision of software programs that interface our system with our customers’ system, and an increase in revenue from multi-year payment arrangements resulting in an increase in the size of the average customer deal. Part of this increase can be attributed to our emphasis on closing larger and more complex deals with larger healthcare facilities. Product revenues for the three and nine months ended September 30, 2004 also included revenues of BCX Technologies, Inc. acquired in the third quarter of 2003. We expect product revenues to experience modest growth throughout the remainder of 2004.

Cost of Product Revenues. Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.

Cost of product revenues increased 30.6% to $11.3 million for the three months ended September 30, 2004 from $8.7 million in the same period in 2003. Cost of product revenues increased 18.5% to $29.9 million for the nine months ended September 30, 2004 from $25.2 million in the same period in 2003. The increase in cost of product revenues was attributable to the increase in headcount and temporary labor, in part required by the installation of units near the end of the quarter that had only been ordered earlier in the same quarter, as well as the increase in charges related to the renewal of existing multi-year payment term agreements related to purchased residuals.

Gross profit on product revenue was $15.4 million, or 57.6% of product revenues for the three months ended September 30, 2004, as compared to $12.5 million, or 59.0% of product revenues in the same period in 2003. The decrease in gross profit on product revenue during the three-month period is a result of higher costs due to a change in product mix as well as the recognition of costs associated with purchased residual interests in Omnicell equipment covered by multi-year payment agreements financed by a third party. Gross profit on product revenue was $42.5 million, or 58.7% of product revenues for the nine months ended September 30, 2004, as compared to $34.0 million, or 57.4% of product revenues in the same period in 2003. The increase in the gross profit on product revenues during the nine-month period is a result of increased efficiencies in operations, manufacturing and installation services. We expect the cost of product revenues to increase consistently with product revenue growth, maintaining approximately the same level of gross profit margin throughout the rest of 2004.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Year over year comparison for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service and other revenues	$5,967	$5,202	$17,396	$14,414
Cost of service and other revenues	2,302	2,117	6,508	5,542
Gross Profit	$3,665	$3,085	$10,888	$8,872

Service and Other Revenues. Service and other revenues includes revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased 14.7% to $6.0 million for the three months ended September 30, 2004 from $5.2 million in the same period in 2003. Service and other revenues increased 20.7% to $17.4 million for the nine months ended September 30, 2004 from $14.4 million in the same period in 2003. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems and an increase in support service contracts. We expect a slight increase in service and other revenues for the remainder of 2004.

Cost of Service and Other Revenues. Cost of service and other revenues increased 8.7% to $2.3 million for the three months ended September 30, 2004 from $2.1 million in the same period in 2003. Cost of service and other revenues increased 17.4% to $6.5 million for the nine months ended September 30, 2004 from $5.5 million in the same period in 2003. For the three months ended September 30, 2004, gross margin on service and other revenues was $3.7 million, or 61.4% of service and other revenues as compared to $3.1 million, or 59.3% of service and other revenues in the same period in 2003. The increase in gross margin on services and other revenues for the three months ended September 30, 2004 was a result of increased revenues from the roll out of multi-tiered pricing packages for premium services. For the nine months ended September 30, 2004, gross margin on service and other revenues was $10.9 million, or 62.6% of service and other revenues as compared to $8.9 million, or 61.6% of service and other revenues in the same period in 2003. The increase in gross margin on service and other revenues for the nine months ended September 30, 2004 reflects a reduction in cost from the transition from an outsourced service model to an internal service organization, partially offset by increased costs due to the change to the service call center model which provides extended hours of coverage to customers. We expect the cost of services and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Operating Expenses

Year over year comparison for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development	$2,476	$2,256	$6,679	$6,731
Selling, general and administrative	13,325	10,794	38,419	31,216
Restructuring, severance and facility charges	—	—	171	630
Total operating expenses	$15,801	$13,050	$45,269	$38,577

Research and Development. Research and development expenses increased 9.8% to $2.5 million for the three months ended September 30, 2004, from $2.3 million in the same period in 2003. The increase was due primarily to increased spending on software development, cost reduction initiatives for which we will receive future benefits, product documentation and integration of acquired technology, and engineering endeavors to improve on product quality and reliability. Research and development expenses remained flat at $6.7 million for the nine months ended September 30, 2004 and 2003. Research and development expenses decreased as a percentage of total revenues to 7.6% in the three months ended September 30, 2004 compared to 8.6% in the same period in 2003. Research and development expenses decreased as a percentage of total revenues to 7.4% in the nine months ended September 30, 2004 compared to 9.1% in the same period in 2003. We expect research and development expense to increase during the remainder of 2004 in order to support continued new product development and research activities.

Selling, General and Administrative. Selling, general and administrative costs increased 23.4% to $13.3 million for the three months ended September 30, 2004 from $10.8 million in the same period in 2003. Selling, general and administrative costs increased 23.1% to $38.4 million for the nine months ended September 30, 2004 from $31.2 million in the same period in 2003. The increase in selling, general and administrative expenses is a result of increased headcount to support the targeted increases in revenue and bookings and continued business growth. We increased headcount in our selling, general and administrative areas by approximately 22.0% from September 30, 2003 to September 30 2004, with half of the growth concentrated in sales and customer service functions. Selling, general and administrative costs decreased as a percentage of total revenues to 40.7% in the three months ended September 30, 2004 compared to 40.9% in the same period in 2003. Selling, general and administrative costs increased as a percentage of total revenues to 42.8% in the nine months ended September 30, 2004 compared to 42.4% in the same period in 2003. We expect selling, general and administrative expenses will continue to increase slightly during the remainder of 2004 in order to support our continued business growth.

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

Provision for Income Taxes

Year over year comparison for the three and nine months ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Provision for income taxes	$124	$257	$325	$442

Provisions for income taxes were recorded for the three and nine months ended September 30, 2004 and 2003. These provisions were attributable to federal and state alternative minimum taxes and other state taxes. The amounts provided were at rates less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carry forwards.

Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the dollar value of such systems that have not shipped but for which we have purchase orders, and which we believe will be installed within the next 12 months. We have made significant efforts to increase our backlog each quarter and reduce our reliance on “turns” business. Turns business represents customer orders received and installed in the same quarter. We believe a material reduction in turns business will reduce the cost of product revenues, produce more predictable and sustainable quarterly growth and facilitate improved customer service. Reliance on turns business creates inefficiencies in the underlying operating model for the company, adding expenses in planning, building, and installing product. It also can increase finished goods inventory and reduce visibility of future revenues, since it often involves accelerating normal installation schedules from a future quarter. We intend to continue to build our product backlog and work to reduce our reliance on turns business. Our product backlog increased $3.3 million to $49.7 million as of September 30, 2004, from $46.4 million as of June 30, 2004.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $32.6 million as of September 30, 2004 compared to $36.3 million as of June 30, 2004, $36.2 million as of March 31, 2004 and $33.5 million as of December 31, 2003. Our funds are currently invested in institutional money market funds, U.S. commercial and government debt securities.

Net cash used by operating activities was $3.0 million during the first nine months of 2004 compared to $6.3 million provided in the same period in 2003. Net income was $8.0 million during the first nine months of 2004 compared to $4.1 million in the same period in 2003. The decrease in cash flow from operating activities resulted primarily from the reduction in accrued liabilities, increased inventories, accounts receivables, prepaid expenses, and other assets which included an increase of $1.9 million for internally-billed receivables with multi-year sales agreements, offset by increases in accounts payable and deferred services. Inventories increased by $8.4 million for the nine months ended September 30, 2004 as a result of inventory build up for expected customer orders that were not shipped during the period. We expect that most of these orders will be shipped during the fourth quarter of 2004.

We used $7.6 million of cash in investing activities in the nine months ended September 30, 2004 compared to $8.2 million in the same period in 2003. The decrease in cash used in investing activities during the nine months ended September 30, 2004 compared to September 30, 2003 resulted from net $2.2 million purchases of short-term investments, the payment of $0.6 million for the acquisition of the SecureVault product line from Ariel Distributing, the payment of $0.7 million for a product development agreement with Integra Group, Inc., $1.0 million paid as part of the BCX acquisition, including $0.5 million paid as part of the purchase price and $0.5 million paid relating to the achievement of performance milestones in 2003. Cash used for capital expenditures, which included expenditures for leasehold improvements, computer equipment, and software, increased to $3.0 million for the nine months ended September 30, 2004 from $1.5 million for the same period in 2003. Additionally, the nine months ended September 30, 2003 includes higher levels of spending related to the BCX acquisition.

We generated $7.5 million from financing activities in the nine months ended September 30, 2004 compared to $7.3 million generated in the first nine months of 2003. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan. Although the cash generated from financing activities increased only slightly year-to-year, the proceeds from the issuance of common stock increased by $2.7 million from 2003 to 2004. This increase was offset, however, by approximately $3.1 million in proceeds from stockholder’s notes receivable during the nine months ended September 30, 2003.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. We have filed a registration statement on Form S-3 which, when effective, will enable us to offer and sell, from time to time, our securities in one or more offerings up to a total dollar amount of $100 million. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

We have net operating lease commitments of $6.7 million payable when due through 2009 as follows (in thousands):

2004	$98
2005	1,189
2006	1,631
2007	1,504
2008	1,588
2009	680
Total minimum lease payment	$6,690

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk related to changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.

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

We had net losses of $1.2 million and $5.0 million in 2001 and 2002 respectively. While we were profitable with net income of $7.3 million for the year ended December 31, 2003 and $8.0 million for the nine months ended September 30, 2004, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to September 30, 2004 and for the period between October 1, 2004 and November 3, 2004, our common stock has traded between $8.95 and $22.64 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of September 30, 2004 the balance of our unsold leases to U.S. government customers was $3.9 million.

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

Our international operations may subject us to additional risks that can adversely affect our operating results.

We currently have operations outside of the United States, consisting of primarily software development and customer support, and in the future we may expand our international operations, particularly in India. Our international operations introduce a variety of risks, including:

•                  the difficulty of managing an organization operating in various countries;

•                  growing political sentiment against international outsourcing of support services and development;

•                  reduced protection for intellectual property rights in some countries

•                  changes in regulatory requirements;

•                  the requirement to comply with a variety of international laws and regulations, including local labor ordinances and changes in tariff rates;

•                  fluctuations in currency exchange rates and difficulties in transferring funds from certain countries; and

•                  political unrest, terrorism and the potential for other hostilities in areas in which we have facilities.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or operating results.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of September 30, 2004. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation as of September 30, 2004, our CEO and CFO have concluded that Omnicell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by Omnicell in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. The company’s management, including CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our Disclosure Controls and our internal controls over financial reporting are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our Disclosure Controls and procedures were sufficiently effective as of September 30, 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2004, ePlus Government Inc., a leasing company which has purchased some of the Company’s receivables with recourse, filed a lawsuit against the Company in the Circuit Court of Fairfax County, Commonwealth of Virginia, seeking payment of approximately $1.7 million in connection with a customer’s failure to pay ePlus amounts owed under a contract with such customer that have been assigned to ePlus. The Company recorded the transaction as receivable subject to a sales agreement in compliance with SFAS 140 requirements as discussed in “Sales of Accounts Receivable” under Note 1 to Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our external auditor. During the three months ended September 30, 2004, our Audit Committee approved the engagement of Ernst & Young LLP to perform services related to the review of the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which constitute in part non-audit services within the meaning of Section 10A(i) of the Act.

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

(b)           Reports on Form 8-K.

The following reports on Form 8-K were filed during the three month period ended September 30, 2004:

(i)            On July 22, 2004, we filed a current report on Form 8-K relating to the issuance of a press release announcing Omnicell’s financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: November 9, 2004
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

(3)                                  Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, as filed with the Security Exchange Commission on March 14, 2001.

(4)                                  Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, as amended, as filed with the Security Exchange Commission on March 14, 2001.