Form 10-K
period 2004-12-31
OMNICELL INC /CA/
filed 2005-03-16
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                  .

Commission file number: 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (I.R.S. Employer Identification Number)
1201 Charleston Road Mountain View, California (Address of principal executive office)	94043 (Zip Code)

Registrant’s telephone number, including area code: (650) 251-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2004 as reported on the Nasdaq National Market, was approximately $362.2 million. Shares of common stock held by each executive officer, director and each person who is known by the Registrant to own 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock was 25,553,575 as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Part III of this Form 10-K.

OMNICELL, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.                BUSINESS

In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the extent and timing of future revenues and customer demand. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those referred to in “Quantitative and Qualitative Disclosures About Market Risk,” under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

General

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, we acquired two products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution and SafetyMed, a mobile workflow and patient safety system. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open systems, to complement our cabinet-based supply solutions. In March 2004, Omnicell acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell under the product name SecureVault. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication use process, we provide the central pharmacy with a physician order management system, OmniLinkRx, an Omnicell PharmacyCentral solution, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, SafetyMed, a mobile clinical system platform, provides solutions at the patient bedside. For the medical-surgical supply chain, DecisionCenter, our decision support solution and OmniBuyer, our Web-based procurement application, provide solutions for materials management decision makers.

We have several strengths relative to our competitors. First, our end-to-end solutions for both the medication use process and the medical-surgical supply chain are comprehensive in their breadth and contain certain solutions unique to Omnicell. Second, we focus solely on providing healthcare information technology and we believe this specialization enables us to deliver more innovative and useful products and services. Third, our technologies are designed to deliver exceptional ease of use. Fourth, our strong integration capabilities benefit our customers by enabling them to preserve, leverage and upgrade their existing information systems without incurring substantial additional cost.

We sell our products and related services to a wide range of healthcare facilities such as hospitals, integrated delivery networks and specialty care facilities, which include nursing homes, ambulatory surgery centers, catheterization labs and outpatient clinics. From inception through December 31, 2004, we had completed our installation obligation, if any, for an aggregate of 32,226 of our medication and supply dispensing automation systems at 1,566 healthcare facilities. In 2004, we generated revenue of $123.9 million from sales of our products and related services.

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

The Institute of Medicine highlighted the prevalence of medical errors in a November 1999 report based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993. In March 2001, the Institute of Medicine issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care. In January 2003, the Institute of Medicine released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management. On February 25, 2004, the Food and Drug Administration (“FDA”) published a final rule that requires linear bar codes on most prescription drugs. Drug manufacturers, repackagers, relabelers, and private label distributors are subject to the rule. The FDA estimates that the bar code rule, once implemented, will result in a 50% reduction in medication errors and 500,000 fewer adverse drug events over the next 20 years, $93 billion in cost savings, and other economic benefits.

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

Our Strategy

Our goal is to be a leading provider of patient safety and operational efficiency solutions for the healthcare industry by focusing on the following strategies:

•       continue to leverage and extend our solutions to address the patient safety and cost-containment pressures facing healthcare facilities;

•       continue to collaborate with leading healthcare providers in the definition, development and deployment of our products and services;

•       continue to focus on nurse preference in the development of our solutions;

•       increase the focus of our operational model to decrease the emphasis on same quarter sales and installations;

•       further penetrate our installed customer base;

•       develop solutions that enhance our customers’ existing systems by preserving, leveraging and upgrading their existing information systems;

•       develop strategic relationships with other healthcare and non-healthcare partners to enhance our product offerings, broaden our solution portfolio and increase our sales opportunities; and

•       acquire select technologies and complementary businesses to either expand or enhance our existing products and services.

Omnicell Products and Services

Our automation solutions include medication dispensing systems, supply automation systems, a central pharmacy storage, retrieval and packaging solution, a physician order management solution, a controlled substance inventory management system, a bedside automation solution, a decision support application, and a Web-based procurement application.

Medication Dispensing Systems

Our medication dispensing systems consist of modular, secured and computerized cabinets and related software technology that manage and dispense medications. We offer two lines of medication dispensing systems, Omnicell and Sure-Med. These systems are highly configurable and have high-resolution color touch screens. Our color touch screens provide users with a Windows-based graphical interface that is suited for displaying a patient’s medical profile and Web-based clinical information. In addition, our systems have a broad range of dispensing technologies, including single-dose dispensers and drawers that support multiple levels of security by utilizing high-security unit-dose modules and locking lids, medium-security sensing lids and patented guiding lights. The systems are configured to support efficient workflow in all areas of the hospital including medical-surgical floors, intensive care units and emergency rooms.

Our single-dose dispensing module dispenses only the requested medication doses and is best suited for medications where regulatory guidelines mandate a highly controlled environment. Clinicians prefer this technology in high-security situations because it automates much of the logistical and documentation burden associated with dispensing controlled medications.

Supply Automation Systems

Our supply automation systems consist of modular, secure and computerized cabinets, open systems for managing medical-surgical supply inventories on open shelves, and integrated systems for managing inventories of supplies stored on open shelves and/or within closed cabinets.

The cabinet-based, closed supply systems are comprised of one, two or three cells. Each cell is approximately two feet wide, six feet high and two feet deep with capacity of up to 120 stock-keeping units. Auxiliary cabinets can be added to the system to provide additional storage capacity. Various modules and drawer types are available to support a wide array of storage configurations.

The cabinet-based systems incorporate locked transparent doors that restrict access to the supplies contained in the systems. The user enters his or her identification number on a console and selects the appropriate patient name. Specific doors then open according to the security level of the user. Using our patented “See & Touch” technology, the user is able to record supply utilization by pushing a dedicated reorder button on the shelf in front of the selected item.

Our OptiFlex open systems consist of the following products which meet the specific needs of different areas of the hospital: OptiFlex MS for medical-surgical areas; OptiFlex CL for specialty areas such as the catheterization lab; and OptiFlex SS for the surgical services area. These products are easy-to-use, touch screen-based charge capture systems that are designed for clinical users who are busy caring for patients. The backbone of the OptiFlex product line is the inventory control module which is used in the materials management area. OptiFlex facilitates inventory management of medical-surgical supplies stored on open shelves and can also be used with closed cabinets. OptiFlex open systems provide a cost-effective, efficient way for hospitals to manage supplies stored on open shelves. Using a convenient flat-panel touch screen, the user touches the patient’s name or room number, then picks up the wireless bar code scanner and proceeds to the shelf location of the items to be used. The scanner can be used to read either a bar code on the shelf location, or the product code on the item itself. OptiFlex integrated systems combine the ease of use of open-shelf bar code inventory management with the security of closed-cabinet inventory management.

Combination Medication Dispensing and Supply Automation Systems

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

OmniCenter

OmniCenter is our computerized central server that processes transaction data to and from our medication and supply dispensing systems, recording each transaction by user, patient, item quantity, cost, date and time. OmniCenter enables the pharmacy and materials management departments to run reports automatically or on demand, indicating when to restock the systems and when to reorder medications and supplies. OmniCenter also permits the user to generate a wide range of standard and customized reports. As a diagnostic service, we are able to remotely access an installed OmniCenter server from our technical support center to monitor the status of the server and all installed medication and supply dispensing systems.

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

SafetyPak

SafetyPak is an automated bar code medication packaging system that enables hospital pharmacies to improve medication dispensing accuracy, increase pharmacy staff productivity and reduce costs. SafetyPak is a fully automated unit-dose and multi-dose oral solid medication packaging solution. By labeling medications with bar codes, SafetyPak enables bedside medication administration solutions to perform bar code checking at the patient’s bedside, helping ensure the five rights of medication administration—right patient, right drug, right dose, right route and right time. In addition, SafetyPak enables hospital pharmacies to automate the replenishment of decentralized cabinets as well as the filling of individual patient medication bins, improving the workflow of the central pharmacy.

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

SecureVault

SecureVault allows the healthcare system pharmacies to track, monitor and control the movement of controlled substances from a central vault to one or many locations. For automated or non-automated inventories, SecureVault provides a wide range of benefits, including compliance with regulatory standards, increased efficiency for the central pharmacy, and improved administrative decision-making.

SafetyMedRN

As part of our SafetyMed mobile clinical system platform, SafetyMedRN is a comprehensive nursing workflow automation system designed to improve medication safety. In addition to performing bar code checking at the patient bedside, SafetyMedRN automates many of the steps required to safely administer medications, improving nursing efficiency. This system allows the nurse to quickly determine the scheduled medications to be administered during a particular time period, facilitating the removal of medications from the automated medication cabinet. The system performs verification checks at the patient’s bedside when medications are administered. Nurses use the wireless handheld scanning device to scan bar code information from the patient’s wristband, from the medication packaging and from their own identification badges.

DecisionCenter

DecisionCenter provides users of Omnicell automation system with a comprehensive data analysis system for easy and accurate decision-making. This Web-enabled system provides a variety of reports, drawing on current and historical data from the point-of-use dispensing cabinets, to complement those provided by the OmniCenter server. Included in DecisionCenter is a comprehensive set of standard reports and an optional, user-driven custom report-writing tool. DecisionCenter’s many benefits include providing the ability to refine inventory levels, identify purchasing and usage patterns, analyze costs, improve user compliance and spot trends in drug utilization and diversion.

OmniBuyer

OmniBuyer is a secure, Web-based procurement application that automates and integrates a healthcare facility’s requisition and approval processes. This application incorporates buyer-specific business rules, such as spending limits, negotiated pricing, approval routing and customized access profiles.

In addition, OmniBuyer is integrated with the healthcare facility’s existing information systems, further streamlining the purchasing process. OmniBuyer is based on BuySite technology from Commerce One which we have customized to meet the complex needs of the healthcare industry. OmniBuyer provides a single online point of entry to meet the procurement needs of buyers at healthcare facilities. With OmniBuyer, our customers determine the specific suppliers, including manufacturers, distributors, marketplaces and exchanges, to which their buyers will have access.

Services

We provide two types of services in support of our automation solutions: (i) integration services and (ii) post-installation technical support. We generate revenue from service contracts for post-installation technical support, which provides our customers with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service operations team.

Product Development

We commit significant resources to developing new products and technologies that bring value to our customers. Research and development expenses were $9.1 million, $9.0 million and $10.0 million in the years ended December 31, 2004, 2003 and 2002, respectively, representing 7.3%, 8.8% and 11.4% of total revenues in those years. In addition, development costs related to software implemented in our medication dispensing and supply automation systems and incurred subsequent to the establishment of technological feasibility, which were capitalized to be amortized to cost of product revenues, were $1.8 million and $1.4 million in 2004 and 2002, respectively. There were no costs capitalized in 2003.

Our architecture and product development processes allow for rapid development and testing times. The software architecture for our medication and supply cabinet dispensing systems is based on database products and development tools centered on the Microsoft Windows NT® and Windows 2000® platforms and the Microsoft Internet Information Server. This software is installed at the customer site. We develop application software that is generally applicable to all customers, while retaining broad customization functionality. We maintain a single release applicable to both our medication and supply dispensing systems, with each new release containing more configurable options as new features are added, while retaining previous functionality for backward compatibility. Interfacing with our customers’ existing information systems is done according to the Health Level Seven, or HL7, standards or, for non-compliant systems, is done utilizing our custom interface software. Interface software is kept separate from the main software release. Communication between the OmniCenter server and the medication and supply dispensing systems and interface software is accomplished through an application programming interface. Each new release of server software maintains backward compatibility with this application programming interface, so that previous versions of interfaces and medication and supply dispensing systems continue to operate when the OmniCenter server software is upgraded. Our products currently do not require hardware approvals beyond standard Underwriters Laboratories or Canadian Safety Association equivalent certification in North America. For the European Community, our products are required to have Conformite European (CE) certification.

Scalability is a key benefit of our product offerings and an area of continuous focus in our research and development activities. Our medication dispensing and supply automation systems deploy current industry standard Microsoft Windows 2000 Server operating software and Pentium®-class Intel® microprocessors. Our new cabinets use the XP operating system, and the motherboard uses a VIA Technologies processor. The OmniCenter server is designed to support our systems, fully deployed, at the largest healthcare facilities.

Historically, we have periodically offered major upgrades to our application software. Software upgrades are included as part of our standard service contract. The majority of our customers have a service contract with Omnicell.

The expertise of our hardware group is a significant part of our automation solutions business and constitutes one of our core competencies. While software occupies the majority of our development resources, we believe that the knowledge and expertise of our hardware group set us apart from our competitors. Since our medication dispensing and supply automation systems handle physical products, a considerable amount of skill is required to design mechanisms that will automatically dispense a variety of sizes of pharmaceuticals and medical supplies.

The Omnicell PharmacyCentral workflow automation system is a Web-based application built using the industry standard Microsoft tools. The tools used are VB.NET, ASP.NET, and Microsoft SQL Server database running on Windows 2000 Server and Microsoft Internet Server. The product can be accessed through Microsoft Windows PC or the Pocket PC portable wireless devices. This second-generation software was first installed in June 2002 and is currently installed in twenty-two hospitals. Our legacy software, which dates back to 1997 runs on the Windows NT platform and uses a Sybase database and FoxPro, remains in six hospitals. We have upgraded other legacy accounts to the new software, and expect the six remaining hospitals to upgrade to our new software over time.

Our SafetyMed RN nursing workflow automation system is built using industry-standard tools including Visual Basic, Windows 2000 and Microsoft SQL Server. The application is very modular and configurable. Mobile devices gain access to the application utilizing Citrix server and appropriate Citrix ICA clients. This technique for remote access preserves the confidentiality of patient health information by ensuring that no such information ever resides on the remote device. We intend to maintain a version of the software which is backward compatible with installed customer installations. A previous version of this application has been in use in live operation at a 650-bed hospital in Israel for four years. We have tailored the application to the U.S. market and added significant nursing workflow functionality. During 2004, we completed our first U.S. installation of SafetyMedRN.

We provide OmniBuyer as a hosted application service that is accessed by our customers over the Internet. We host this product at a co-location facility in California.

The OptiFlex open systems can be offered as either a software-only solution running on a stand-alone PC or running on Omnicell cabinet hardware. The entire OptiFlex product line is built using Microsoft Visual Basic and Microsoft SQL Server 2000. The application is modular and highly configurable.

Sales and Customer Support

We market and sell our products and services to a variety of healthcare organizations, including hospitals and specialty care facilities. In the United States, we have a direct sales force of approximately 60 sales people, divided into separate medication and supply sales forces, both organized by geographic regions. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia.

The sales cycle for our automation systems is long and can take in excess of 12 months. This is due in part to the cost of our systems and the number of people within a healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management and/or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable payment terms that reduce cash flow requirements. Typically, we sell our customers’ multi-year payment term receivables to a third-party leasing company. We have contracts with several group purchasing organizations, or GPO, that enable us to sell our automation systems to GPO-member healthcare facilities. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include Premier, Inc., Novation, LLC, AmeriNet, Inc., HealthTrust Purchasing Group, L.P., Consorta, Inc., Broadlane, Inc., MAGNET Group, and the Department of Veterans Affairs.

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

We offer technical support through our technical support center in Waukegan, Illinois, with some flow-through and specific product support provided by our outsource partner in India. The support center is staffed 24 hours a day, 365 days a year. We have found that two-thirds of all service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis.

Manufacturing

Our manufacturing strategy is to produce custom-configured systems with rapid turnaround in a high-quality and cost-effective manner. We currently conduct our manufacturing operations in an 87,000 square-foot facility in Mountain View, California, with approximately 35,000 square feet allocated to manufacturing. We operate on a continuous flow, just-in-time basis to perform final assembly, configuration and system testing of all products. Our customer service personnel work closely with the end user to determine specific customer requirements for each installation. The detailed customer requirements are transmitted electronically to our manufacturing facility and, in some instances, one of our equipment suppliers, to custom-configure each unit. Our operating software is installed as a part of the assembly process.

Our production activities consist primarily of final assembly of mechanical components and electronic sub-systems outsourced to key suppliers. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications. We endeavor to obtain multiple sources of supplies for certain components. We believe we could obtain alternative sources of supplies within two to four months if any of our current suppliers were unable to provide us with adequate quantities of such components.

Our products are designed with a high degree of modularity that facilitates manufacturing, assembly and configuration and enables rapid deployment of new products and product enhancements. We have automated much of the software quality assurance process and have streamlined key steps in the mechanical prototyping process in order to minimize the time from design prototype to volume production.

Installations

The majority of our product revenue is derived from the sale and installation of medication dispensing and supply automation systems. These systems are shipped based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, our software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations, and the systems have been tested. We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date our installation obligations were completed.

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

With the addition of Omnicell PharmacyCentral, SafetyMedRN and OptiFlex open systems to our product portfolio, we have gained additional competitors. They include AutoMed, Inc. and Bridge Medical, Inc. (both AmerisourceBergen Corporation companies), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

We believe our products and services compare favorably with those offered by our competitors, particularly in the areas of flexibility, utilization of advanced technologies, ease of use and the quality of integration with existing systems.

Intellectual Property and Proprietary Technology

Our success depends in part upon a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our “See & Touch” methodology used in our medication dispensing and supply automation systems, the use of guiding lights in the open matrix pharmacy drawers, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism and the methods for restocking the single-dose drawers using exchange liners. We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we are not aware that any of our products infringes the proprietary rights of any third parties.

All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. We have also obtained registration of Omnicell, the Omnicell logo, OmniBuyer, OmniCenter, OmniSupplier, OmniRx, DecisionCenter, SecureVault and Sure-Med trademarks through the United States Patent and Trademark Office. We are in the process of registering other trademarks in the United States and internationally. We seek to protect and enforce our rights in our patents, copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality and licensing agreements.

Employees

As of December 31, 2004 we had a total of 488 employees, including 58 in manufacturing, 61 in research and development, 66 in sales, 205 in customer service/field operations, 18 in marketing, and 80 in general and administration positions. We also employ independent contractors and temporary personnel to support our development, marketing, customer support, field service and administration organizations. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information as of March 11, 2005, about our executive officers:

Name	Age	Position
Randall A. Lipps	47	President, Chief Executive Officer, and Chairman of the Board of Directors
Dennis P. Wolf	52	Executive Vice President and Chief Financial Officer
Gary E. Wright	51	Executive Vice President of Sales, Marketing and Business Development
J. Christopher Drew	39	Executive Vice President of Operations
John G. Choma	49	Senior Vice President of Human Resources, Employee Learning and Performance
Dan S. Johnston	41	Senior Vice President and General Counsel

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. From 1989 to 1992, Mr. Lipps served as the Senior Vice President of ST Holdings, Inc., a travel and marketing company. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.

Dennis P. Wolf was named Executive Vice President of Operations, Finance and Administration and Chief Financial Officer in February 2003, and transitioned to Executive Vice President, Finance and Chief Financial Officer in January 2005. From 2001 to 2003, Mr. Wolf served as Senior Vice President of Finance and Administration and as Chief Financial Officer of Redback Networks, a broadband and optical networking company. From 1998 to 2001, Mr. Wolf was the Executive Vice President and Chief Financial Officer for Credence Systems Corporation, a manufacturer of integrated circuit test equipment, where he also served as Co-President from 1998 to 1999. Mr. Wolf received a B.A. in Religious Studies from the University of Colorado and an M.B.A. from the University of Denver. Mr. Wolf serves as a director of Vitria Technology, Inc. and also serves on the Board of Komag.

Gary E. Wright joined Omnicell in June 1994 as Vice President of Sales and Field Operations and was named Executive Vice President of Sales, Marketing and Business Development in January 2005. Mr. Wright has also served as Omnicell’s Executive Vice President of Field Operations, Vice President of Supplier Relations and International, and Vice President of Supplier Relations. Mr. Wright received a B.S. from Northern Illinois University.

J. Christopher Drew joined Omnicell in April 1994 as Manager of Product Supply and was named Executive Vice President of Operations in January 2005. Mr. Drew has also served as Omnicell’s Senior Vice President of Field Operations and Business Development, Vice President of Branded Solutions, and Director of Corporate Development. From 1989 to 1992, Mr. Drew was a Financial Analyst at Goldman, Sachs & Co. and at Brentwood Associates, a private equity firm. Mr. Drew received a B.A. in Economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.

John G. Choma joined Omnicell in July 2004 as Vice President of Performance Management and was named Senior Vice President of Human Resources, Employee Learning and Performance in January 2005. From 2002 to 2003, Mr. Choma owned and operating the consulting firm, World Champion Performance, and from 1996 to 1999, managed the Enterprise Solutions Sales Training, Development and Performance groups of Nortel Networks. Mr. Choma earned a Certified Performance Technologist (CPT) designation from the International Society for Performance Improvement (ISPI), and received a B.S. in Education from the University of Virginia.

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

Web Site Address

Our Web site address is www.omnicell.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR Web site directly to our reports, however, information found on, or that can be accessed through, our Web site is not incorporated by reference into this annual report. You may read and copy materials that Omnicell files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information.

ITEM 2.                PROPERTIES

We lease approximately 134,000 square feet of office, development and manufacturing space in Mountain View, California, Waukegan, Illinois, Lebanon, Tennessee and Houston, Texas. In June 2003, we entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. This space became our principal administrative, marketing, research and development, training and manufacturing facility in January 2004. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. In addition, we maintain an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years, and 2,400 and 5,800 square feet of administrative, sales and product development space in Lebanon, Tennessee and Houston, Texas under leases expiring in October 2006 and June 2009, respectively.

ITEM 3.                LEGAL PROCEEDINGS

On June 30, 2004, ePlus Government Inc., a leasing company which has purchased some of the Company’s receivables with recourse, filed a lawsuit against the Company in the Circuit Court of Fairfax County, Commonwealth of Virginia, seeking payment of approximately $1.7 million in connection with a customer’s failure to pay ePlus amounts owed under a contract with such customer that have been assigned to ePlus. The Company recorded the transaction as receivable subject to a sales agreement in compliance with SFAS 140 requirements as discussed in “Sales of Accounts Receivable” under Note 1 to Consolidated Financial Statements. Subsequently the customer paid to ePlus the amounts then currently owed under the contract, and the Company and ePlus have reached agreement in principle as to payment of any remaining late fees. Pending agreement of final terms, the Company’s management believes that this matter will be settled and the suit will be dismissed by the parties in a manner that will not require any material payments by the Company. However, there can be no assurance that this claim will be so resolved or that the Company will not be required to defend itself in litigation which could have an adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market for Our Common Stock

Our common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol “OMCL.” The following table sets forth the high and low closing sale prices for our common stock for each quarterly period within the two most recent fiscal years. The reported last sale price of the Company’s common stock on the Nasdaq National Market on March 11, 2005 was $7.02.

Fiscal Year Ended December 31, 2004	High	Low
Fourth Quarter	$14.19	$8.95
Third Quarter	$14.60	$11.93
Second Quarter	$20.46	$11.91
First Quarter	$22.64	$16.35

Fiscal Year Ended December 31, 2003
Fourth Quarter	$17.08	$12.51
Third Quarter	$16.50	$9.03
Second Quarter	$10.07	$3.29
First Quarter	$3.31	$2.47

The approximate number of holders of record of the shares of our common stock was 263 as of February 28, 2005. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The Company estimates that it has approximately 6,100 beneficial owners of its common stock.

We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future as we intend to retain any earnings for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required for this item will be contained in the definitive Proxy Statement to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on May 24, 2005 (the “Proxy Statement”) under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference thereto.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following statement of operations and balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K(1).

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Condensed Statement of Operations Data:
Product revenues	$100,856	$82,206	$72,834	$75,501	$58,458
Product revenues from related party(2)	—	—	—	—	1,097
Service and other revenues	23,083	19,921	14,856	11,400	7,810
Total revenues	123,939	102,127	87,690	86,901	67,365
Cost of product revenues	43,032	34,458	30,308	26,745	18,856
Cost of service and other revenues	9,001	8,003	6,110	6,022	7,722
Total cost of revenues	52,033	42,461	36,418	32,767	26,578
Gross profit	71,906	59,666	51,272	54,134	40,787
Operating expenses:
Research and development(3)	9,105	8,950	9,970	11,031	11,412
Selling, general and administrative(3)	52,083	42,779	44,767	43,683	46,000
Restructuring and facility charges(4)	171	953	1,723	(150)	2,908
Purchased in-process research and development	—	—	715	—	—
Total operating expenses	61,359	52,682	57,175	54,564	60,320
Income (loss) from operations	10,547	6,984	(5,903)	(430)	(19,533)
Other income (expense), net	379	565	875	(577)	(1,156)
Income (loss) before income taxes	10,926	7,549	(5,028)	(1,007)	(20,689)
Provision for income taxes	324	242	10	160	100
Net income (loss)	$10,602	$7,307	$(5,038)	$(1,167)	$(20,789)
Net income (loss) per common share:
Basic	$0.43	$0.32	$(0.23)	$(0.11)	$(12.20)
Diluted	$0.38	$0.29	$(0.23)	$(0.11)	$(12.20)
Weighted average common shares outstanding:
Basic	24,849	22,746	21,725	10,312	1,704
Diluted	27,720	25,321	21,725	10,312	1,704

(1)          The amounts shown include the results of the BCX Technology, Inc. acquisition from August 16, 2003, and the results of the APRS, Inc. acquisition from August 30, 2002.

(2)          These revenues represent revenues from Sun Healthcare, which was formerly a related party to Omnicell, Inc.

(3)          Includes charges for stock-based compensation as follows:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Research and development	$2	$25	$86	$213	$139
Selling, general and administrative	$68	$217	$419	$1,034	$677

(4)          The Company recorded restructuring costs of $2.9 million in the third quarter of fiscal 2000 in connection with a strategic change in its e-commerce business to concentrate primarily on its Internet-based procurement application. The Company recorded restructuring charges of $1.7 million in the fourth quarter of fiscal 2002 and $0.6 million in the second quarter of fiscal 2003 in connection with plans to reduce costs and improve operational efficiencies. The Company recorded facility charges of $0.4 million in the fourth quarter of fiscal 2003 in connection with the move of its corporate headquarters to Mountain View, California. The Company recorded severance charges of $0.2 million in the second quarter of fiscal 2004 in connection with plans to reduce costs and improve operational efficiencies.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands, except other data)
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,599	$33,524	$21,485	$23,839	$11,967
Total assets	99,491	84,467	70,925	72,114	43,905
Deferred gross profit(1)	7,846	10,125	18,008	24,790	25,847
Deferred service revenue	13,922	12,650	11,598	8,009	3,233
Long-term obligations, net of current portion	3,741	5,568	4,446	363	9,218
Redeemable convertible preferred stock	—	—	—	—	10,113
Total stockholders’ equity (net capital deficiency)	$53,697	$34,758	$16,306	$19,601	$(25,024)
Other Data:
Cumulative number of sites of installed medication and supply dispensing systems	1,566	1,450	1,365	1,246	1,096
Cumulative number of medication and supply dispensing systems installed	32,226	29,011	24,559	21,490	17,772

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report on Form 10-K contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward- looking statements include, without limitation, statements regarding the extent and timing of future revenues and customer demand. All forward-looking statements included in this annual report are based on information available to us as of the date of this annual report. We assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, unless we are required to do so by law. We have based these forward-looking statements on our current expectations and projections about future events. These forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those referred to in “Quantitative and Qualitative Disclosures About Market Risk,” under the heading “Factors That May Affect Future Operating Results” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Overview

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’ solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication dispensing and supply automation systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency. From inception through December 31, 2004, we had completed our installation obligations, if any, of an aggregate of 32,226 of our medication and supply dispensing systems at 1,566 healthcare facilities.

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into six geographic regions in the United States. We sell through distributors in Canada, Europe, the Middle East, Asia and Australia. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility.

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

In 2005, we will focus on running our business more efficiently, cost effectively, and with greater emphasis on market share expansion. We expect to reduce our reliance on our “turns” business, which represents bookings that are built and installed within the same quarter. We expect that this will result in more predictable financial performance measures, such as from profit margins, demand forecasts and customer installation plans

During 2004, we continued to utilize our technology center in India to work on projects that enable us to increase our engineering headcount in a cost-effective manner. In July 2004, we were granted ISO 9001:2000 registration certification.

Product Backlog

Product backlog is the amount of medication dispensing and supply automation systems that has shipped to customers but is not yet installed at the customer site plus the amount of such systems that has not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services, we intend to continually build our product backlog. We first began reporting our backlog as of September 30, 2002. Our backlog was $46.9 million, $38.1 million and $28.0 million as of December 31, 2004, 2003 and 2002, respectively.

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

Revenue Recognition

Our revenue recognition policy significantly impacts our results of operations because it determines the timing of when revenue is recognized. It also impacts the timing of certain expenses, such as commissions, as they are determined by the timing of the recognition of corresponding revenues. We follow specific and detailed policies on recognizing revenue. Revenue results are difficult to predict and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale with 30 day or multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured. The majority of our product revenue is derived from the sale and installation of medication and supply dispensing systems. We ship our systems based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, our software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date our installation obligations were completed. Delays at a customer site due to construction or other causes could result in our inability to install, and therefore recognize revenue. We also sell our medication dispensing and supply automation systems through distributors in Canada, Europe, the Middle East, Asia and Australia. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

Revenues from multi-year payment arrangements are recognized upon completion of our installation obligation, if any, and at the beginning of the non-cancelable payment term. Most of our multi-year payment receivables are sold to third-party leasing finance companies. We record revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company. We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we have no obligation to the leasing company once the receivable is sold. In 2004, 2003 and 2002, sales of medication dispensing and supply automation systems sold under multi-year payment agreements totaled approximately $34.8 million, $27.9 million and

$34.4 million, respectively. In 2004, 2003 and 2002, customer lease receivables sold to third-party leasing companies totaled approximately $32.7 million, $26.8 million and $37.1 million, respectively. At December 31, 2004 and 2003, accounts receivable included approximately $2.6 million and $3.1 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of December 31, 2004 the balance of our unsold leases to U.S. government customers was $3.7 million.

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

Accounts Receivable

We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. We continually monitor and evaluate the collectibility of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually be uncollectible in the future.

Sales of Accounts Receivable

We offer our customers multi-year, non-cancelable payment terms. We typically sell our customers’ multi-year payment agreements to a third-party leasing company. In these sales, we generally transfer customer accounts receivable to the leasing company on a non-recourse basis at our book value so no gain is recorded on the transfer. In these non-recourse transfers, we remove the sold receivable from our assets as we have assessed that the sales should be accounted for as “true sales” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If we have overestimated the amount of the receivable sales that should be recorded in this way, our assets and liabilities would need to be increased. During the fiscal years ended December 31, 2004, 2003 and 2002, we have transferred accounts receivable totaling $26.6 million, $22.5 million and $32.4 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded $6.1 million of our total sold receivable portfolio of $174.9 million as of December 2004 and $7.7 million of our total sold receivable portfolio of $111.5 million as of December 31, 2003 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other Assets

Purchased Residual Interests

Although we had no contractual obligation to do so, in July 2002 we executed an agreement to purchase from Americorp Financial, Inc., or AFI, all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residual interests based on the original implied payment residual value, equipment type and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residual interests expire at various dates within four years from the date of the purchase agreement. Purchased residual interests are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residual interests could become significantly impaired. The value of purchased residual interests included in other assets at December 31, 2004 and 2003 were $0.9 million and $2.3 million, respectively.

Impairment of Goodwill and Purchased Intangible Assets

At December 31, 2004 we had goodwill and purchased intangible assets with indefinite lives of $2.3 million. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” we measure such assets for impairment on an annual basis during the fourth quarter and between annual tests in certain circumstances. No impairment of goodwill or purchased intangibles with indefinite lives was recognized for the years ended December 31, 2004, 2003 or 2002.

At December 31, 2004 we had purchased intangible assets with finite lives of $3.4 million. Purchased intangible assets with finite lives include software and customer relationships acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of five or six years. Additionally, these intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of these intangible assets was recognized for the years ended December 31, 2004, 2003 or 2002.

Accrued Liabilities

Accrued liabilities are based on our judgment of estimated future costs for goods or services already received or obligations incurred. Actual costs may differ from those estimates. Our estimates for accrued customer upgrade costs of $0.2 million and $0.9 million as of December 31, 2004 and 2003, respectively, required a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers we assumed under our purchase of Sure-Med in January 1999. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Results of Operations

The following table sets forth certain items included in our results of operations for the years ended December 31, 2004, 2003 and 2002, expressed as a percentage of our total revenues for these periods:

	Year Ended December 31,
	2004	2003	2002
Statement of Operations:
Product revenues	81.4%	80.5%	83.1%
Service and other revenues	18.6	19.5	16.9
Total revenues	100.0	100.0	100.0
Cost of product revenues	34.7	33.8	34.5
Cost of service and other revenues	7.3	7.8	7.0
Total cost of revenues	42.0	41.6	41.5
Gross profit	58.0	58.4	58.5
Operating expenses:
Research and development	7.3	8.7	11.4
Selling, general and administrative	42.0	41.9	51.0
Restructuring and facility charges	0.1	1.0	2.0
Purchased in-process research and development	—	—	0.8
Total operating expenses	49.4	51.6	65.2
Income (loss) from operations	8.6	6.8	(6.7)
Other income (expense), net	0.3	0.6	1.0
Income (loss) before provision for income taxes	8.9	7.4	(5.7)
Provision for income taxes	0.3	0.2	0.1
Net income (loss)	8.6%	7.2%	(5.8)%

Product Revenues, Cost of Product Revenues and Gross Profit

	Year Ended December 31,
	2004	2003	2002
Product revenues	$100,856	$82,206	$72,834
Cost of product revenues	43,032	34,458	30,308
Gross profit	$57,824	$47,748	$42,526

Product revenues increased by $18.6 million, or 22.7%, in 2004 compared to 2003. The increase was due primarily to an increase in the number of medication, dispensing and supply automation system installations, an increase in revenue associated with our provision of software programs that interface our systems with our customers’ systems, and an increase in revenue from multi-year payment arrangements resulting in an increase in the size of the average customer purchase transaction. In addition, part of this increase can be attributed to our emphasis on closing larger and more complex transactions with larger healthcare facilities and to the strength of our expanding market position. We also experienced strong contributions from our new product lines.

Product revenues increased by $9.4 million, or 12.9%, in 2003 compared to 2002. The increase was due to an increase in the number of medication dispensing and supply automation system installations and an increase in revenue associated with our provision of software programs that interface our systems with our customers’ systems. Part of this increase can be attributed to a change made to our business model in the third quarter of 2002, when we shifted our focus to building product backlog (build-to-order) from product shipments (build-to-ship). As a result of this we were able to build and ship our products according to a pre-set installation plan, enabling us to utilize our field operations installation team more efficiently. This efficiency enabled us to increase the number of installations that could be accomplished in a given period, resulting in an increase in revenues for certain periods compared to the prior year. However, our revenue recognition criteria did not change as a result of the change in our operating model, and we recognized revenue when we received customer installation confirmation letters indicating that we had completed our installation obligations. Revenues also increased as a result of two successful acquisitions, APRS, Inc. and BCX Technology, Inc. in 2002 and 2003, respectively.

Cost of product revenues increased by $8.6 million, or 24.9%, in 2004 compared to 2003, and increased by $4.2 million, or 13.7%, in 2003 compared to 2002. Gross profit on product sales was $57.8 million, or 57.3% of product revenues in 2004 as compared to $47.7 million, or 58.0% of product revenues in 2003. The decrease in gross profit as a percentage of product revenues in 2004 as compared to 2003 was attributable to the increase in headcount and temporary labor, in part required by the installation of units near the end of the quarter that had only been ordered earlier in the same quarter, an increase in charges related to the renewal of existing multi-year payment term agreements related to purchased residuals, price compression due, in part, to large, competitive deals, an increased mix of lower margin product installations, and to increased inventory charges related to the build up and reduction of our inventory. We expect the cost of product revenues to increase consistently with our product revenue growth.

The decrease in gross profit as a percentage of product revenues in 2003 as compared to 2002 was due to the amortization of capitalized costs from purchased intangibles in the acquisitions of BCX Technology, Inc., Medisafe, and APRS, Inc., partially offset by a decrease caused by product sales with higher margins.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

	Year Ended December 31,
	2004	2003	2002
Service and other revenues	$23,083	$19,921	$14,856
Cost of service and other revenues	9,001	8,003	6,110
Gross profit	$14,082	$11,918	$8,746

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, amortization of up-front fees received from distributors and monthly subscription fees from hospitals, whose information systems are connected to our Web-based procurement application. Service and other revenues increased by $3.2 million, or 15.9%, in 2004 compared to 2003, and increased by $5.1 million, or 34.1%, in 2003 compared to 2002. The increases in 2004 and 2003 from the prior years were primarily due to the increase in our installed base of automation systems combined with an increase in the number of multi-year payment term sales with service contracts, as our installed base of automation systems increased to 32,226 systems as of December 31, 2004, as compared to 29,011 systems as of December 31, 2003 and 24,559 systems as of December 31, 2002. We anticipate that service and other revenues in 2005 will be slightly up from 2004 levels..

Cost of service and other revenues increased by $1.0 million, or 12.5%, in 2004 compared to 2003, and increased by $1.9 million, or 31.0%, in 2003 compared to 2002. Gross profit on service and other revenues was $14.1 million, or 61.0% of service and other revenues in 2004, compared to $11.9 million, or 59.8% of service and other revenues in 2003. The increase in gross profit margin on service and other revenues in 2004 as compared to 2003, was predominantly a result of increased revenues from the roll out of multi-tiered pricing packages for premium services. The increase also reflects a reduction in cost from the transition from an outsourced service model to an internal service organization, partially offset by increased costs due to the change to the service call center model which provides extended hours of coverage to customers. We believe that cost of service and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Gross profit on service and other revenues was $11.9 million, or 59.8% of service and other revenues in 2003 compared to $8.7 million or 58.9% of service and other revenues in 2002. The increase in gross profit margin on service and other revenues in 2003 as compared to 2002 was due to a reduction in support and maintenance costs, which tended to decrease after the first six months of product installation. This reduction in costs was partially offset by costs incurred in transitioning our servicing efforts from an outsourced model, where we utilized a third party service provider, to an internal service organization.

Operating Expenses

	Year Ended December 31,
	2004	2003	2002
Research and development	$9,105	$8,950	$9,970
Selling, general and administrative	52,083	42,779	44,767
Restructuring, facility and severance charges	171	953	1,723
Purchased in-process research and development	—	—	715
Total operating expenses	$61,359	$52,682	$57,175

Research and Development.   Research and development expenses increased slightly by $0.2 million, or 1.7%, in 2004 compared to 2003, and decreased by $1.0 million, or 10.2%, in 2003 compared to 2002. Research and development expenses represented 7.3%, 8.7% and 11.4% of total revenues in 2004, 2003 and 2002, respectively. The increase was due primarily to increased spending on software development, cost reduction initiatives for which we will receive future benefits such as product documentation and integration of acquired technology, and engineering endeavors to improve on product quality and reliability, which were offset by an increase in the amount of capitalized software development costs relating to a major upgrade to our application software. In 2004, we capitalized $1.8 million of development costs related to software implemented in our medication dispensing and supply automation systems and incurred subsequent to the establishment of technological feasibility. There were no such costs capitalized in 2003 and there was $1.4 million capitalized in 2002. The decrease in 2003 from 2002 was also due primarily to a reduction in external consulting, as well as lower salary-related expenses as a result of our October 2002 and April 2003 restructurings which resulted in a reduction of eight research and development employees, or approximately 12.0% of total research and development headcount. We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our product and new feature offerings.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $9.3 million, or 21.7%, in 2004 compared to 2003, and decreased by $2.0 million, or 4.5%, in 2003 compared to 2002. Selling, general and administrative expenses represented 42.0%, 41.9% and 51.0% of total revenues in 2004, 2003 and 2002, respectively. The increase in 2004 selling, general and administrative expenses on an absolute dollar basis reflects the increase in headcount in 2004 to support targeted increases in revenues and bookings and our continued growth, as well as costs related to regulatory compliance requirements. We increased headcount in our selling, general and administrative areas by approximately 19.0% from December 31, 2003 to December 31, 2004, with most of the growth concentrated in sales and customer service functions. The decrease in 2003 selling, general and administrative expenses on an absolute dollar basis reflects lower salary related expenses as a result of our October 2002 and April 2003 restructurings and a reduction in travel costs, partially offset by higher professional fees for legal and accounting services. We expect that selling, general and administrative expenses in absolute dollars and as a percentage of revenue will remain relatively flat or decrease slightly as a result of headcount reductions to occur in the first quarter of 2005, as we focus our attention on running our business more efficiently and cost effectively. Refer to Financial Note.18 Subsequent Events.

Restructuring and Facility Charges.   Restructuring and facility charges were $1.0 million in 2003, and $1.7 million in 2002. In 2003 and 2002, we restructured our organization to reduce costs and improve operational efficiencies. As part of this restructuring, we reduced headcount by 4.0%, or 14 employees in 2003, and by 10.0%, or 39 employees in 2002. Additionally, in December 2003, we incurred facility charges of $0.4 million to reduce costs and improve operational efficiencies related to the move of our corporate headquarters to a new facility in Mountain View, California. There is no remaining accrual for restructuring and facility charges as of December 31, 2004.

Income taxes

	Year Ended December 31,
	2004	2003	2002
Provision for income taxes	$324	$242	$10

Due to net operating loss carryforwards available to us, we recorded minimal total federal and state income tax expense in 2004, 2003 and 2002. Impacting 2002 was an $85,000 tax benefit relating to a change in the calculation of the Alternative Minimum Tax Credit for 2001 due to a change in the tax law resulting from the Job Creation and Worker Assistance Act of 2002.

As of December 31, 2004, we had approximately $41.7 million of deferred tax assets. Due to our recent operating history, we concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against its deferred tax assets. In the event that these attributes are recognized in the future, income tax expense will be reduced by $33.0 million and $8.7 million will be credited to paid-in capital for unrecognized stock option deductions.

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of our e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2004, 2003 and 2002, substantially all of our total revenues and gross profit were generated by the medication and supply dispensing systems operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $30.6 million as of December 31, 2004. This represented a decrease of $2.9 million compared to $33.5 million as of December 31, 2003. Our funds are currently invested in U.S. commercial and government debt securities.

Net cash used in operating activities was $4.3 million during 2004 compared to $7.7 million generated in net cash in 2003. Net income was $10.6 million in 2004 compared to $7.3 million in 2003. The decrease in cash flow from operating activities resulted primarily from the reduction in accrued liabilities and deferred gross profit, increased inventories, accounts receivable, prepaid expenses, and other assets. Inventory increased by $6.2 million as we increased our finished goods inventory in order to accommodate our “turns” business, whereby we attempt to initiate and install customer orders within the same quarter. If not all possible “turns” installations occur before quarter end, a build-up of inventory results. Accounts receivable increased by approximately $7.4 million during 2004 due to the overall increase in revenues, as well as an increase in days’ sales outstanding which increased to 59 days in 2004 from 46 days in 2003. Other assets increased by $1.4 million, which included an increase of $1.9 million for receivables with multi-year payment terms that we have not sold to a third party financing company. Additionally, deferred gross profit decreased by $2.3 million due to an effort that began in the fourth quarter of 2002 to ship product closer to the installation date, therefore decreasing the deferred revenue account

We used $8.4 million in net cash for investing activities during 2004, compared to $14.3 million used during 2003. We increased our purchases of short-term investments by $2.1 million in 2004. We paid $0.6 million for the acquisition of the SecureVault product line from Ariel Distributing, and we paid $0.7 million for a product development agreement with Integra Group, Inc. Additionally, in January 2004 we used $1.0 million in net cash as part of the BCX Technology, Inc. acquisition, including $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. Capital expenditures were $3.8 million in 2004 compared to $2.7 million in 2003, representing mainly information system related purchases and leasehold improvements for our new headquarters facility in Mountain View, California.

We generated $7.7 million and $9.7 million in net cash from financing activities during 2004 and 2003, respectively. The main financing source of cash during 2004 was $8.0 million in net proceeds from common stock issuances upon exercise of employee stock options and common stock issuances under our employee stock purchase plan.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least through 2005. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan. We have net operating lease commitments of $6.6 million payable when due through 2009 as follows (in thousands):

2005	$1,189
2006	1,631
2007	1,504
2008	1,588
2009	680
Total minimum lease payments	$6,592

We paid the final balance of $0.3 million in January 2004 related to our note payable to Americorp Financial, Inc. (“AFI”) as part of an agreement to purchase all residual interests in Omnicell equipment covered by leasing agreements financed by AFI.

As part of the acquisition of BCX Technology, Inc. we paid $1.0 million in January 2004, including an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. Additionally, the acquisition agreement requires us to pay up to an additional $1.0 million by January 1, 2006, if certain performance milestones are achieved in the years 2004 and 2005. The first of these milestones of $0.5 million was achieved and paid in January 2004. The second of these milestones of $0.3 million was paid in January 2005.

As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions, we paid $125,000 in January 2005 relating to an obligation to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in the stock based compensation section above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to the timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

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

Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates of less than one year. The table below presents the amounts and related weighted average interest rates of our short-term investments at December 31, 2004 and 2003 (dollars in thousands, except percentage rates).

	December 31,
	2004	2003
Average fixed interest rate	2.10%	1.17%
Amortized cost	$11,150	$9,033
Fair value	$11,117	$9,025

Factors That May Affect Future Operating Results

Any reduction in the demand for or adoption of our medication dispensing and supply automation systems and related services would harm our business.   Our medication and supply dispensing systems represent a relatively new approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and harm our business. We cannot be sure that we will continue to be successful in marketing our medication and supply dispensing systems or that the level of market acceptance of such systems will continue to generate operating income.

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication dispensing and supply automation systems, our competitive position, results of operations and financial condition could be harmed.   The purchase of our medication dispensing and supply automation systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems has recently translated into larger, strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex deals often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

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

Our quarterly operating results may fluctuate and may cause our stock price to decline.   Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•       the ability to successfully install our products on a timely basis and based on an efficient operating model that schedules such installations out of existing prior quarter backlog as opposed to continued reliance on meeting revenue goals through the installation of products that require contract execution, purchase order release, product manufacture and installation all in the same quarter;

•       the ability to successfully meet the contractual obligations necessary to recognize revenue;

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

Due to the foregoing factors, our quarterly revenues and operating results are difficult to predict and may fluctuate, which in turn may cause the market price of our stock to decline.

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

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.   The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Drug Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the addition of Omnicell PharmacyCentral, SafetyMed and OptiFlex open systems to our product offerings, we have gained additional competitors. They include AutoMed, Inc. and Bridge Medical, Inc. (both AmerisourceBergen Drug Corporation companies), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.   For the 12 months prior to March 11, 2005, our common stock has traded between $6.50  and $21.00 per share. The market price of the shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute shareholder value and cause our stock value to decline.   We frequently grant stock options to our employees and other individuals. At December 31, 2004, we had options outstanding for 6,800,565 shares of our common stock at option exercise prices ranging from $1.20 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Decreased effectiveness of equity compensation could negatively impact our ability to attract and retain employees, and a modification to our equity compensation strategy or recent changes in accounting for equity compensation could adversely affect our earnings.

Accounting principles generally accepted in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the implementation of a new accounting principle.

We currently account for stock options under APB 25 and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. On December 15, 2004, the FASB issued SFAS 123R, which will require us to expense stock options in our statement of operations no later than July 1, 2005. SFAS 123R applies to all outstanding stock options that are not vested at the effective date and grants of new stock options made subsequent to the effective date.

While we have not yet determined whether to adopt SFAS 123R prospectively beginning July 1, 2005, or to adopt it retrospectively to January 1, 2005, upon adoption of SFAS 123R, we estimate that our earnings in 2005 could be reduced by up to approximately $2.0 million per quarter. This estimate is based solely on the expense associated with stock options outstanding as of December 31, 2004 (including stock-based compensation under the Purchase Plan) and therefore does not take into consideration new stock option grants, which would increase this estimate, or forfeitures of stock options, which would reduce this estimate.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future. In light of these changes, we anticipate that we will modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.   U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of December 31, 2004, the balance of our unsold receivables from U.S. government customers was $3.7 million.

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

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.   We have agreements with various group purchasing organizations, such as Premier, Inc., Novation, LLC, AmeriNet, Inc., HealthTrust Purchasing Group, L.P., Consorta, Inc. and Broadlane, Inc., and MAGNET Group, which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all and they may choose to terminate our contracts before they expire.

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

We may need additional financing in the future to meet our capital needs; such financing may not be available on favorable terms and may be dilutive to existing stockholders.   We intend to continue to expend substantial funds for research and development activities, product development, expansion of sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have an effective “shelf” registration statement which permits us to offer and sell, from time to time, up to a total dollar amount of $100 million of debt or equity securities in one or more offerings, which could cause our stockholders to experience dilution of their ownership interest and may cause our stock price to decline.

If our Omnicell PharmacyCentral, SafetyMed and OptiFlex products do not achieve market acceptance, our sales and operating results will be affected.   We acquired two new products in the second half of 2002 and one new product in the third quarter of 2003. We believe that Omnicell PharmacyCentral, SafetyMed and OptiFlex open systems are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval, bedside automation and open supply management. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral, SafetyMed and OptiFlex open systems requires interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the reports of our independent registered public accounting firm appear on pages 42 through 67 of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2004 and this assessment identified one material weakness in our internal control over financial reporting as of that date, related to controls over the review of signed contracts prior to revenue recognition.  Prior to year-end, we had determined that we should recognize revenue in the quarter ended December 31, 2004 on a material contract that was executed by the customer in November 2004, and pursuant to which our products were shipped and billed to such customer and all of our installation commitments were completed during November and December 2004, and finally, confirmed by such customer that the contract was valid and legally enforceable on its terms as of the customer’s execution in November 2004.  However, it was discovered that we failed to countersign the contract until January 3, 2005.  Prior to year end we had interpreted our  internal revenue recognition policy to require an enforceable contract as evidenced by a signature from our customer.  During our year-end process we concluded that our internal revenue recognition policy should have been interpreted to require both the customer’s signature and our own signature prior to recognizing revenue.  Therefore, since we did not countersign the contract until January 2005, an adjustment was made to defer the revenue related to this contract to the first quarter of 2005. This adjustment affected our product revenue, cost of product revenue, inventory and deferred gross profit accounts. As a result, our management has concluded that, as of December 31, 2004, our controls over the review of signed contracts prior to revenue recognition were ineffective and constituted a material weakness. Because of this material weakness, we have concluded our internal control over financial reporting as of December 31, 2004 was not effective.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting which is included on page 40 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

We have taken steps in the first quarter of 2005 to implement additional internal controls intended to require prompt countersigning of customer contracts and remediate the weakness identified above.  During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification Of Directors And Executive Officers

Information with respect to Directors may be found in the section entitled “Proposal 1—Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

Section 16(A) Beneficial Ownership Regarding Compliance

The information required by this Item with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Code of Conduct

We have adopted the Omnicell Code of Conduct, a code of ethics with which every person who works for us is expected to comply. Our Code of Conduct is available in the Corporate Governance section of the Investor Relations section of our Web site at www.omnicell.com. If we make any substantive amendments to our Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our Web site.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is set forth in the Proxy Statement under the headings “Executive Compensation” and “Employment, Severance and Change of Control Agreements” and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item set forth in the Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in this section is set forth in the Proxy Statement under the heading “Ratification of Selection of Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Financial Statements
	Index to Financial Statements:
	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	39
	Consolidated Balance Sheets as of December 31, 2004 and 2003	42
	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	43
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Net Capital Deficiency) for the years ended December 31, 2004, 2003 and 2002	44
	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	45
	Notes to Consolidated Financial Statements	46
	Consolidated Supplementary Financial Data	67
(a)(2)	Financial Statement Schedule
	See Schedule II on page 68 for valuation and qualifying accounts.
	All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements.
(a)(3)	Exhibits
	The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Omnicell, Inc.

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicell, Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 15, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Omnicell, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Omnicell, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness included in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: The Company’s internal revenue recognition policy requires an executed contract including both the customer’s signature and the Company’s own signature prior to recognizing revenue. Management identified a material weakness at December 31, 2004 for ineffective controls over the review of signed contracts prior to revenue recognition. The material weakness resulted in an adjustment during the fourth quarter of 2004 to defer revenue relating to a material contract the Company had failed to countersign until January 3, 2005. The fourth quarter adjustment affected the Company’s product revenue, cost of product revenue, inventory and deferred gross profit accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 15, 2005 on those financial statements.

In our opinion, management’s assessment that Omnicell, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omnicell, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 15, 2005

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$19,482	$24,499
Short-term investments	11,117	9,025
Accounts receivable, net of allowance for doubtful accounts of $478 and $453 at December 31, 2004 and 2003, respectively	21,967	14,529
Inventories	14,592	8,783
Receivables subject to a sales agreement	2,878	2,737
Prepaid expenses and other current assets	7,730	3,966
Total current assets	77,766	63,539
Property and equipment, net	5,660	4,833
Long-term lease receivables subject to a sales agreement	3,224	4,985
Purchased intangibles	3,679	4,195
Goodwill	2,127	2,127
Other assets	7,035	4,788
Total assets	$99,491	$84,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,489	$2,921
Accrued liabilities	12,918	15,403
Deferred service revenue	13,922	12,650
Deferred gross profit	7,846	10,125
Obligation resulting from sale of receivables	2,878	2,737
Current portion of note payable	—	305
Total current liabilities	42,053	44,141
Long-term obligation resulting from sale of receivables	3,224	4,985
Other long-term liabilities	517	583
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued at December 31, 2004 and 2003
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 25,333,873 shares at December 31, 2004 and 23,781,042 shares at December 31, 2003	26	24
Additional paid-in capital	134,795	126,446
Deferred stock compensation	—	(11)
Accumulated deficit	(81,091)	(91,693)
Accumulated other comprehensive loss	(33)	(8)
Total stockholders’ equity	53,697	34,758
Total liabilities and stockholders’ equity	$99,491	$84,467

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product revenues	$100,856	$82,206	$72,834
Service and other revenues	23,083	19,921	14,856
Total revenues	123,939	102,127	87,690
Cost of revenues:
Cost of product revenues	43,032	34,458	30,308
Cost of service and other revenues	9,001	8,003	6,110
Total cost of revenues	52,033	42,461	36,418
Gross profit	71,906	59,666	51,272
Operating expenses:
Research and development	9,105	8,950	9,970
Selling, general and administrative	52,083	42,779	44,767
Restructuring, facility and severance charges	171	953	1,723
Purchased in-process research and development	—	—	715
Total operating expenses	61,359	52,682	57,175
Income (loss) from operations	10,547	6,984	(5,903)
Interest income	363	449	721
Interest expense	(9)	(58)	(127)
Other income and expense	25	174	281
Income (loss) before provision for income taxes	10,926	7,549	(5,028)
Provision for income taxes	324	242	10
Net income (loss)	$10,602	$7,307	$(5,038)
Net income (loss) per share—basic	$0.43	$0.32	$(0.23)
Net income (loss) per share—diluted	$0.38	$0.29	$(0.23)
Weighted average common shares outstanding:
Basic	24,849	22,746	21,725
Diluted	27,720	25,321	21,725

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Common			Notes			Accumulated	Total Stockholders’
	Shares	Stock Amount	Additional Paid In Capital	Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Equity (Net Capital Deficiency)
Balance at December 31, 2001	21,666,668	$22	$118,759	$(4,554)	$(664)	$(93,962)	—	$19,601
Net and comprehensive loss	—	—	—	—	—	(5,038)	—	(5,038)
Exercise of stock options	336,886	—	470	—	—	—	—	470
Issuance of stock under employee stock purchase plan	139,144	—	775	—	—	—	—	775
Repurchases of common stock for repayment of stockholders’ note receivable and accrued interest	(24,681)	—	(49)	42	—	—	—	(7)
Amortization of deferred stock compensation	—	—	—	—	505	—	—	505
Balance at December 31, 2002	22,118,017	22	119,955	(4,512)	(159)	(99,000)	—	16,306
Net income	—	—	—	—	—	7,307	—	7,307
Change in unrealized loss on short-term investments	—	—	—	—	—	—	(8)	(8)
Total comprehensive income								7,299
Exercise of stock option	1,431,672	2	6,154	—	—	—	—	6,156
Issuance of stock under employee stock purchase plan	166,164	—	425	—	—	—	—	425
Warrants exercised	91,950	—	—	—	—	—	—	0
Stock compensation charge	—	—	94	—	—	—	—	94
Repayment of stockholders’ note receivable	(26,761)	—	(182)	4,512	—	—	—	4,330
Amortization of deferred stock compensation	—	—	—	—	148	—	—	148
Balance at December 31, 2003	23,781,042	24	126,446	—	(11)	(91,693)	(8)	34,758
Net income	—	—	—	—	—	10,602	—	10,602
Change in unrealized loss on short-term investments	—	—	—	—	—	—	(25)	(25)
Total comprehensive income								10,577
Exercise of stock option	1,259,647	2	6,792	—	—	—	—	6,794
Issuance of stock under employee stock purchase plan	293,184	—	1,174	—	—	—	—	1,174
Stock compensation charge	—	—	59	—		—	—	59
Amortization of deferred stock compensation	—	—	—	—	11	—	—	11
Income tax benefits realized from employee stock option exercises	—	—	324	—	—	—	—	324
Balance at December 31, 2004	25,333,873	$26	$134,795	$—	$—	$(81,091)	$(33)	$53,697

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$10,602	$7,307	$(5,038)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,085	3,504	2,517
Loss on sale of property and equipment	62	—	—
Stock compensation	70	242	505
Provision for excess and obsolete inventories	740	535	2,596
Purchased in-process research and development	—	—	715
Income tax benefits from employee stock option exercises	324	—	—
Changes in assets and liabilities, net of effects of investment and acquisitions:
Accounts receivable, net	(7,438)	(3,885)	7,710
Inventories	(6,171)	3,423	(2,635)
Receivables subject to a sales agreement	(141)	(1,037)	(1,700)
Prepaid expenses and other current assets	(3,764)	(2,092)	1,228
Long-term receivables subject to a sales agreement	1,761	(1,302)	(3,683)
Other assets	(1,384)	2,998	355
Accounts payable	1,568	(3,054)	1,086
Accrued liabilities	(1,864)	5,409	(4,150)
Deferred service revenue	1,272	1,052	3,455
Deferred gross profit	(2,279)	(7,883)	(6,890)
Obligation resulting from sale of receivables	141	1,037	1,700
Long-term obligation resulting from sale of receivables	(1,761)	1,302	3,683
Other long-term liabilities	(125)	125	(280)
Net cash provided by (used in) operating activities	(4,302)	7,681	1,174
Investing activities
Investment in privately held company	(126)	—	(225)
Acquisition of intellectual property	(1,378)	—	(1,520)
Acquisitions of privately held companies, net of cash acquired	(1,000)	(2,689)	(964)
Purchases of short-term investments	(20,148)	(19,890)	(2,053)
Maturities of short-term investments	18,031	10,942	8,895
Purchases of property and equipment	(3,781)	(2,659)	(2,073)
Proceeds from the sale of property and equipment	23	—	—
Net cash provided by (used in) investing activities	(8,379)	(14,296)	2,060
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	7,969	6,399	1,245
Receipts from stockholders’ notes receivable	—	4,512	—
Receipt from issuance (repayment) of notes payable	(305)	(1,197)	9
Net cash provided by financing activities	7,664	9,714	1,254
Net increase (decrease) in cash and cash equivalents	(5,017)	3,099	4,488
Cash and cash equivalents at beginning of year	24,499	21,400	16,912
Cash and cash equivalents at end of year	$19,482	$24,499	$21,400
Supplemental disclosures of non-cash financing and investing activities
Issuance of note payable for purchase residuals	$—	$—	$2,100
Liabilities recorded in connection with acquisition of privately held company	$—	$498	$—
Common stock share repurchase from cancellation of notes receivable from stockholder	$—	$182	$49
Supplemental cash flow information
Cash paid for interest	$5	$25	$100
Cash paid for taxes	$594	$428	$496

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Summary of Significant Accounting Policies

Description of the Company

Omnicell, Inc. (“Omnicell” or the “Company”) was incorporated in the State of California in September 1992 under the name OmniCell Technologies, Inc. In August 2001, the Company reincorporated in Delaware as Omnicell, Inc.

The Company’s solutions enable healthcare facilities to acquire, manage, dispense and deliver pharmaceuticals and medical supplies. Omnicell’s medication and supply dispensing systems facilitate the distribution of pharmaceuticals and medical supplies at the point of care. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, Omnicell acquired two additional products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a bedside automation solution. In August 2003, Omnicell acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open systems, to complement their cabinet-based supply solutions. Omnicell’s physician order management system streamlines communication between nursing and pharmacy staff. Omnicell’s decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Omnicell’s Internet-based procurement application automates and integrates healthcare facilities’ requisition and approval processes.

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

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. Short-term investments and notes receivable from stockholders are reported at their estimated fair value based on quoted market prices of comparable instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations as of December 31, 2004 and 2003 approximates fair value.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Short-Term Investments

Short-term investments consist primarily of highly liquid debt instruments purchased with original maturities of greater than 90 days but less than 24 months. The Company classifies these securities as available-for-sale. The differences between amortized cost and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders’ equity until realized. The estimated fair value amounts have been determined by the Company using available market information. Any gains or losses on the sale of short-term investments are determined on the specific identification method, and such gains and losses are reflected as a component of interest income or interest expense. The Company has not experienced any significant gains or losses on its investments to date.

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

The majority of revenues are generated from customers in North America, totaling 97%, 98% and 98% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No single customer accounted for over 10% of revenues in the years ended December 31, 2004, 2003 and 2002. One leasing company accounted for 12% of accounts receivable as of December 31, 2004. The same leasing company accounted for 18% of accounts receivable as of December 31, 2003. As of December 31, 2004 and 2003, the Company’s reserve for potentially uncollectible accounts was $478,000 and $453,000, respectively. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any impairment of long-lived assets in 2004.

Goodwill and Purchased Intangible Assets

The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist, and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill and the intangible asset with an indefinite life was recognized for the years ended December 31, 2004, 2003 and 2002.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the years ended December 31, 2004, 2003 and 2002.

Revenue Recognition

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. The Company markets these systems for sale or with multi-year payment terms. Medication and supply dispensing system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured. The majority of the Company’s product revenue is derived from the sale and installation of medication and supply dispensing systems. They ship their systems based on customer requested installation dates. Field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, the software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. The Company further requires its customers to confirm that it has completed its installation obligations by providing to it a customer certification form indicating the date the Company’s installation obligations were completed. The Company also sells its medication dispensing and supply automation systems through distributors in

Canada, Europe, the Middle East, Asia and Australia. The Company recognizes revenue upon shipment of its systems to distributors, when the distributors have specific purchase orders from identified end-users.

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

Revenues from the Company’s Internet-based procurement application are recognized ratably over the subscription period. Internet-based procurement application revenues were not significant (approximately 1.0% of total revenues) for the years ended December 31, 2004, 2003 and 2002, and are included in service and other revenues.

Sales of Accounts Receivable

The Company offers its customers multi-year, non-cancelable payment terms. The Company typically sells its customers’ multi-year payment agreements to a third-party leasing company on a non-recourse basis. The Company records revenue on these sales at an amount equal to the cash to be received from the leasing company, which is equivalent to the net present value of the payment streams, utilizing the implicit interest rate under the leasing company’s funding agreements so no gain is recorded on the transfer. In these non-recourse transfers, the Company removes the sold receivable from the Company’s assets and records no liability relating to the transfer as it has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Due to the nature of the recourse clauses in certain of our sale arrangements, certain of our sold receivables are reclassified to receivable subject to a sales agreement and an obligation resulting from sale of receivables is recorded.

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of December 31, 2004 and 2003, the balance of capitalized software development costs was approximately $1.7 million, and $0.1 million, respectively. These capitalized costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.2 million in 2004, $1.3 million in 2003 and $1.0 million in 2002.

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expenses were $0.2 million and $0.2 million for the years ended December 31, 2004 and 2003, and were not significant for the year ended December 31, 2002.

Shipping and Handling Expenses

The Company records shipping and handling expenses in selling, general and administrative expenses. Shipping and handling expenses were $2.0 million, $1.5 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25; accordingly, Omnicell only recognizes compensation expense when options are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123.

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$10,602	$7,307	$(5,038)
Add: Total stock-based compensation expense included in reported net income, net of tax effect	67	218	505
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,873)	(3,703)	(6,170)
Net income (loss) pro forma	$2,796	$3,822	$(10,703)
Net income (loss) per common share—basic as reported	$0.43	$0.32	$(0.23)
Net income (loss) per common share—basic pro forma	$0.11	$0.17	$(0.49)
Net income (loss) per common share—diluted as reported	$0.38	$0.29	$(0.23)
Net income (loss) per common share—diluted pro forma	$0.10	$0.15	$(0.49)

The fair value of options and shares issued under the Employee Stock Purchase Plan were estimated using a Black-Scholes option-pricing model. The fair value of the awards were determined based upon a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plan Assumptions
	2004	2003	2002
Expected stock volatility	98%	107%	126%
Risk-free interest rate	2.8%	2.0%	3.1%
Expected life of options	2.9 years	2.9 years	2.9 years

	Employee Stock Purchase Plan Assumptions
	2004	2003	2002
Expected stock volatility	69%	69%	126%
Risk-free interest rate	1.3%	1.4%	3.4%
Expected life of options	1.1 years	0.5 years	0.7 years

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002 was $8.39, $4.95 and $3.02 per share, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31, 2004, 2003 and 2002 was $1.87, $1.36 and $3.68 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence it is more likely than not that the deferred tax assets will not be realized.

Comprehensive Income

The only item of other comprehensive income (loss) that the Company currently reports is unrealized gains (losses) on short-term investments, which is included in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (net capital deficiency).

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. The Company drives the majority of its revenues from supply cabinet-based systems, which are treated as one segment for purposes of SFAS No. 131. These systems are similar in terms of their shared multiple common assemblies and sub-assemblies, as well as their basic operation and visual characteristics, and are used by hospitals and health care facilities to improve patient safety and care and enhance operational efficiency. For the years ended December 31, 2004, 2003, and 2002, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. Assets of this operating segment are not segregated and substantially all of the Company’s long-lived assets are located in the United States.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares less shares subject to repurchase plus if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share for the year ended December 31, 2002, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the years ended December 31, 2004, 2003 and 2002, was 364,262, 2,218,701 and 5,954,303, respectively.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Basic:
Net income (loss)	$10,602	$7,307	$(5,038)
Weighted average common shares outstanding	24,849	22,760	21,870
Less: Weighted average common shares subject to repurchase	—	(14)	(145)
Weighted average common shares outstanding—basic	24,849	22,746	21,725
Net income (loss) per common share—basic	$0.43	$0.32	$(0.23)
Diluted:
Net income (loss)	$10,602	$7,307	$(5,038)
Weighted average common shares outstanding	24,849	22,760	21,870
Less: Weighted average common shares subject to repurchase	—	(14)	(145)
Add: Dilutive effect of employee stock options and warrants	2,871	2,575	—
Weighted average common shares outstanding—diluted	27,720	25,321	21,725
Net loss per common share—diluted	$0.38	$0.29	$(0.23)

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in the stock based compensation section above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to the timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

Note Acquisitions   2.

BCX Technology, Inc.

On August 15, 2003, Omnicell acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee. BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, Omnicell acquired the rights to ScanREQ, now branded as OptiFlex open systems, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from Omnicell’s reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, $1.0 million paid in January 2004 including $0.5 million relating to the achievement of performance milestones in 2003, and $0.3 million paid in January 2005 relating to the achievement of performance milestones in 2004. In connection with the acquisition, Omnicell assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Additionally, the acquisition agreement requires Omnicell to pay up to an additional $0.7 million of purchase price by January 1, 2006 if certain performance milestones are achieved in the year 2005. The Company allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values. The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, the

Company assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%. The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets(1)	1,820
Goodwill	1,745
Total assets acquired	4,196
Current liabilities assumed	(134)
Net assets acquired	$4,062

(1)          Includes tradename of $231

Medisafe

On December 6, 2002, Omnicell purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in 2005, including $125,000 paid in January 2005. In addition, the Company incurred approximately $20,000 of acquisition related costs. The Company allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%. The purchase price allocation was as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588
Purchase price	$3,021

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred. The Company paid $125,000 in guaranteed minimum royalty in January 2005.

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
$1,065

Intangible Assets from BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	December 31, 2004	Amortization Life
Customer base	$244	5 years
Backlog	163	6 months
Service contracts	268	5 years
Acquired technology	4,684	3-6 years
Total purchased intangible assets with finite lives	5,359
Accumulated amortization	(1,911)
Net purchased intangible assets	3,448
Trade name	231	Indefinite
Net purchase intangible asset with indefinite lives	231
Net total purchased intangible assets	$3,679

Estimated future amortization expense of the purchased intangible assets at December 31, 2004 is as follows (in thousands):

2005	$1,182
2006	1,034
2007	770
2008	456
2009	6
Total	$3,448

Note 3.   Sales of Accounts Receivable

The Company offers customers multi-year, non-cancelable payment terms. In 2004, 2003 and 2002, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $34.8 million, $27.9 million and $34.4 million, respectively. The Company typically sells the customers’ multi-year payment agreements to a third-party leasing company. During the years ended December 31, 2004, 2003 and 2002, the Company has transferred accounts receivable totaling approximately $26.6 million, $22.5 million and $32.4 million, respectively, which approximated fair value to leasing companies on a non-recourse basis. At December 31, 2004 and 2003, accounts receivable included approximately $2.6 million and $3.1 million, respectively, due from the finance companies for receivables sold. Additionally, due to the nature of the recourse clauses in certain receivable sales, the Company has recorded $6.1 million of the total sold receivable portfolio of $174.9 million as of December 2004, and $7.7 million of the total sold receivable portfolio of $111.5 million as of December 31, 2003 as receivable subject to a sales agreement and obligation resulting from sale of receivables.

Note 4.   Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2004:
Cash equivalents:
U.S. commercial debt securities	$8,874	$—	$8,874
Total cash equivalents	8,874	—	8,874
Short-term investments:
U.S. commercial debt securities	8,150	(24)	8,126
U.S. government debt securities	3,000	(9)	2,991
Total short-term investments	11,150	(33)	11,117
Total	$20,024	$(33)	$19,991
December 31, 2003:
Cash equivalents:
U.S. commercial debt securities	$3,793	$—	$3,793
Total cash equivalents	3,793	—	3,793
Short-term investments:
Certificates of deposit	76	—	76
U.S. commercial debt securities	4,007	(8)	3,999
U.S. government debt securities	4,950	—	4,950
Total short-term investments	9,033	(8)	9,025
Total	$12,826	$(8)	$12,818

The investments mature in less than 24 months from their purchase date.

Note 5.   Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$10,512	$5,996
Work-in-process	409	432
Finished goods	3,671	2,355
Total	$14,592	$8,783

Note 6.   Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Equipment	$17,718	$15,417
Furniture and fixtures	619	1,516
Leasehold improvements	1,667	2,267
Purchased software	526	526
	20,530	19,726
Accumulated depreciation and amortization	(14,870)	(14,893)
Property and equipment, net	$5,660	$4,833

No equipment was leased under capital leases at December 31, 2004 or 2003.

Depreciation and amortization of property and equipment was approximately $2.9 million, $2.9 million and $2.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Note 7.   Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2004	2003
Long-term deposits	$74	$96
Long-term trade receivables	3,324	1,442
Purchased residual interests (see Note 8)	909	2,293
Equity investment	350	225
Capitalized software development costs	1,747	137
Other	631	595
	$7,035	$4,788

Note 8.   Purchased Residual Interests

Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The remaining amount of purchased residual interests at December 31, 2004 and 2003 was $0.9 million $2.3 million, respectively, and is recorded in other assets.

Note 9.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued compensation and related benefits	$3,151	$2,988
Short-term portion of acquisition related liabilities	—	998
Accrued upgrade costs	168	943
Accrued GPO fees	1,010	1,088
Deferred rent	1,103	46
Customer deposits	3,926	5,824
Other accrued liabilities	3,560	3,096
Accrued restructuring and facility costs (see Note 10)	—	420
	$12,918	$15,403

Accrued upgrade costs represent the estimated costs to be incurred by the Company to provide certain specific functionality to Sure-Med products as a result of the acquisition of the Sure-Med product line in January 1999. The following table sets forth the activity in the upgrade costs accrual (in thousands):

	December 31,
	2004	2003
Beginning balance	$943	$2,027
Materials, labor and shipping costs expended	(775)	(1,084)
Ending balance	$168	$943

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

In December 2003, the Company recorded facility costs of $0.4 million related to the move of their corporate headquarters and manufacturing facility to its new location in Mountain View, California. This move was initiated to reduce costs and improve operational efficiencies. The facility costs consisted of remaining rent expense and the write-off of the remaining leasehold improvements related to the Company’s former facilities in Palo Alto, California. Leases related to these facilities expired in June 2004. The total cash outlay of $0.4 million related to these charges was paid by June 2004. There are no remaining accrued liabilities as of December 31, 2004.

The following table sets forth the accrued restructuring and facility cost activity through the year ended December 31, 2004 (in thousands):

Total
Balance as of December 31, 2003	$420
Non-cash charges	(16)
Cash payments	(404)
Balance as of December 31, 2004	$—

Note 11.   Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	December, 31
	2004	2003
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$10,459	$12,912
Cost of sales, excluding installation costs	(2,613)	(2,787)
Deferred gross profit	$7,846	$10,125

Note 12.   Note Payable

On July 2, 2002, Omnicell signed a promissory note for $2.1 million payable to AFI as part of an agreement to purchase all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The promissory note has an interest rate of 3.0% and is payable in quarterly installments of $0.3 million over a period of up to 18 months. The balance due on the promissory note of $0.3 million was paid in January 2004. As of December 31, 2004, there is no remaining balance due on the promissory note.

Note 13.   Commitments and Contingencies

Lease Commitments.   The Company leases approximately 134,000 square feet of office, development and manufacturing space in Mountain View, California, Waukegan, Illinois, Lebanon, Tennessee and Houston, Texas. In June 2003, the Company entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. This space became their principal administrative, marketing, research and development, training and manufacturing facility in January 2004. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. In addition, the Company maintains an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years and 2,400 and 5,800 square foot administrative, sales and product development offices in Lebanon, Tennessee and Houston, Texas, respectively, under leases expiring in October 2006 and June 2009, respectively. At December 31, 2004, future minimum payments under their leases are as follows (in thousands):

For the years ended December 31,
2005	$1,189
2006	1,631
2007	1,504
2008	1,588
Thereafter	680
Total minimum lease payments	$6,592

Indemnification Arrangements and Guarantees.   As permitted under Delaware law and our by-laws and certificate of incorporation, the Company has agreements whereby they indemnify their officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, they have a directors’ and officers’ insurance policy that may enable them to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

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

Acquisition commitments.   As part of the acquisition of BCX Technology, Inc. the Company paid $1.0 million in January 2004 including an additional $0.5 million as part of the purchase price, $0.5 million relating to the achievement of performance milestones in 2003 and $0.3 million paid in January 2005 relating to the achievement of performance milestones in 2004. . Additionally, the acquisition agreement requires Omnicell to pay up to an additional $0.7 million earn-out by January 1, 2006 if certain performance milestones are achieved in the year 2005. If paid, the earn-out payment will be considered as additional purchase price.

As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions, Omnicell agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005. The first installment of $125,000 was paid in January 2005.

Note 14.   Stockholders’ Equity

Notes Receivable from Stockholders

During 2000, the Company provided certain of its employees and officers the opportunity to exercise their options to purchase common stock, both vested and unvested, by entering into full-recourse notes with the Company. As a result, options to purchase an aggregate of 1,067,663 shares were exercised under note arrangements totaling $4.6 million. These notes bore interest rates of either 6.2% or 6.71% with payment of both principal and interest due in three years. In 2002, certain loans to non-executive officers representing an original aggregate principal value of $1.4 million were extended for one year. Additionally, in 2002, certain other loans and accrued interest of $2.7 million, net of accrued interest paid with repurchased Company shares, with the Company’s former Chief Executive Officer were converted into a new loan for an equal amount with an interest rate of 5.0% and principal and interest payable in three installments due in years 2004, 2005 and 2006 for $1.0 million, $1.0 million, and $1.1 million, respectively. As of December 31, 2003, all remaining principal and interest due from stockholders was paid to the Company in full.

Common Stock Warrants

In connection with capital lease financings in 1995, the Company has issued warrants to purchase 14,246 shares of common stock at an exercise price of $8.42 per share. The warrants were exercised in July 2003.

On December 31, 2000 the Company issued to a bank a warrant to purchase 33,276 shares of its common stock at $7.52 per share. The warrant expires on December 31, 2005. This warrant was valued at $78,000 using the Black-Scholes valuation method. This amount is included in other assets and has been fully amortized to expense on a straight-line basis over the credit line’s term. The warrant was exercised in July 2003.

In October 2001, in connection with a strategic alliance with Ascension Health Ventures, LLC, the Company issued a five-year warrant to purchase 173,410 shares of the Company’s common stock at an exercise price of $8.745. The Company valued the common stock issued using an estimated fair market value of $3.47 per share on the date of the issuance. The Company valued the warrants using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.5%, no dividend yield, a volatility factor of 0.50, and a weighted-average expected life of the options of 60 months. The fair market value of the warrants was estimated to be $600,000. As at December 31, 2004, the unamortized balance is $210,000. This amount is included in prepaid expenses and other current assets and other assets and is being amortized to expense on a straight-line basis over the five-year term of the alliance agreement. The warrant was exercised in October 2003.

Stock Option Plans

The 1999 Equity Incentive Plan (“Incentive Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were authorized for issuance. Further, all unissued shares under the Company’s 1992 Incentive Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the Incentive Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

In April 2003, the Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan and, as of December 31, 2004, the Company has not issued any shares under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter however, the Company’s Board of Directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

The Company’s Board of Directors shall administer the 2003 Plan unless and until the Board delegates administration to a committee. The Company’s Board may suspend or terminate the 2003 Plan at any time. The Company’s Board may also amend the 2003 Plan at any time or from time to time. However, no amendment will be effective unless approved by The Company’s stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq or securities exchange listing requirements.

In February 2004, the Company’s Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options have been issued under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with Omnicell. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however The Company’s Board of Directors may impose vesting at its discretion to any award. Options under the 2004 Plan generally expire ten years from the date of grant.

The Company’s Board of Directors shall administer the 2004 Plan unless and until the Board delegates administration to a committee. The Board may suspend or terminate the 2004 Plan at any time. The Board may also amend the 2004 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq listing requirements.

If the Company sells, leases or disposes of all or substantially all of its assets, or is acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2003 Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

A summary of stock option activity under all of the Company’s option plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	4,142	6.54
Granted	2,759	4.23
Exercised	(337)	1.40
Canceled	(610)	6.04
Outstanding at December 31, 2002	5,954	5.82
Granted	3,171	7.38
Exercised	(1,433)	4.30
Canceled	(1,086)	7.29
Outstanding at December 31, 2003	6,606	6.65
Granted	1,708	13.37
Exercised	(1,260)	5.39
Canceled	(254)	12.13
Outstanding at December 31, 2004	6,800	$8.32

Additional information regarding options outstanding as of December 31, 2004 is as follows (shares in thousands):

Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 1.20	-	$ 1.20	38	0.8	$1.20	38	$1.20
$ 1.80	-	$ 2.70	645	7.5	2.39	291	2.23
$ 2.75	-	$ 4.00	1,219	7.7	3.08	662	3.00
$ 5.15	-	$ 7.65	1,233	6.6	5.68	1,087	5.63
$ 8.08	-	$12.10	2,077	7.3	10.32	982	10.30
$12.20	-	$16.26	1,306	6.8	13.30	328	13.63
$18.35	-	$20.00	282	7.2	19.23	28	19.48
			6,800	7.1	$8.32	3,416	$7.01

At December 31, 2004, there were no shares available for future issuance under the Plans. On January 1 of each year, the number of shares reserved for issuance under the 1999 Equity Incentive Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of the Company’s common stock then outstanding, or (ii) 3,000,000 shares. After applying the formula, the number of shares available for future issuance under the 1999 Equity Incentive Plan on January 1, 2005 was 1,393,363. At December 31, 2004 and 2003 options to purchase 3,415,842 and 3,175,425 shares, respectively, were exercisable.

Stock-Based Compensation

Deferred stock compensation for options granted to employees and directors has been determined as the difference between the fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees and directors, the Company did not record any additional deferred stock compensation for the years ended December 31, 2004, 2003 and 2002. Deferred stock compensation is reflected as a component of stockholders’ equity (net capital deficiency) and the deferred expense is being amortized to operations over the two-to-four year vesting periods of the options using the graded vesting method. In the years ended December 31, 2004, 2003 and 2002, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Year Ended December 31,
	2004	2003	2002
Research and development expense	$2	$25	$86
Selling, general and administrative expense	68	217	419
Total	$70	$242	$505

For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense of approximately $59,000, $94,000 and $0, respectively, in connection with the acceleration of stock option vesting periods for certain employees upon termination of their employment.

1997 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company’s common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2004, 1,100,748 shares had been issued under this plan and a total of 721,803 shares of common stock are reserved for future issuance under the plan. Pursuant to the plan, on January 1, 2005 an additional 380,008 shares were added to the plan and will be available for issuance following the Company’s filing of a registration on Form S-8 covering such shares.

Stock Reserved for Issuance

At December 31, 2004, the Company had reserved shares of common stock for issuance as follows (in thousands):

Issuance under the stock options plans	6,800
Employee Stock Purchase Plan	722
Total	7,522

Note 15.   401(k) Plan

The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the plan.

Note 16.   Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$191	$174	$(85)
State	128	68	70
Foreign	5	—	25
Total Current	$324	$242	$10

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
U.S. federal tax benefit at statutory rate	$3,715	$2,567	$(1,760)
Federal alternative minimum taxes	182	28	(85)
State	128	68	70
Foreign	5	—	25
Meals and entertainment disallowance	200	145	141
Utilization of net operating losses	(3,846)	(2,534)	1,619
Other	(60)	(32)
Total	$324	$242	$10

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$25,383	$23,542
Tax credit carryforwards	3,679	3,494
Inventory related items	1,354	1,495
Reserves and accruals	2,186	2,405
Deferred revenue	8,090	8,968
Capitalized research and development costs	294	321
Depreciation and amortization	426	670
Other, net	274	172
Total deferred tax assets	41,686	41,067
Valuation allowance	(41686	(41,067)
Deferred tax assets	—	—
Deferred tax liabilities:
Other, net	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $0.6 million in 2004, increased by $0.5 million during 2003 and increased by $1.4 million in 2002.

As of December 31, 2004 the Company had net operating loss carryforwards for federal income tax purposes of approximately $70.0 million, which expire in the years 2010 through 2024, federal research and experimentation tax credits of approximately $2.0 million, which expire in the years 2007 through 2024, and federal alternative minimum tax credits of approximately $216,000, which have no expiration. The Company also had net operating loss carryforwards for California state income tax purposes of approximately $12.1 million, which expire in the years 2010 through 2014, other state net operating loss carryforwards of $18.8 million and California research and experimentation credits of approximately $2.0 million, which have no expiration. The Company also had other state tax credits of approximately $228,000, which begin to expire in 2005. As of December 31, 2004, approximately $22.2 million of the federal and state net operating loss carryforwards related to unrecognized stock option deductions that will be credited directly to paid-in capital when realized.

As of December 31, 2004, $39.8 million of the Company’s net operating losses are subject to a $4.5 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

Note 17.   Shareholder Rights Plan

On February 6, 2003, the Company’s Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Rights Plan”). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company. The dividend was payable on February 27, 2003 to the stockholders of record on that date.

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

Note 18.   Subsequent Events

Restructure and Other Charges

In the first quarter of 2005, the Company initiated a restructuring to reduce costs, improve operational efficiencies and realign the company to a new strategic direction. As part of this restructuring, the Company reduced its headcount by approximately 6.0% or 28 employees, including 4 in research and development, and 24 in selling, general and administrative positions.

OMNICELL, INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except per share amounts)
(unaudited)

	Mar 31, 2003	Jun 30, 2003	Sept 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sept 30, 2004	Dec 31, 2004
Statement of Operations Data:
Product revenues	$17,557	$20,447	$21,157	$23,045	$22,227	$23,380	$26,767	$28,482
Service and other revenues	4,517	4,694	5,202	5,508	5,602	5,827	5,967	5,687
Total revenues	22,074	25,141	26,359	28,553	27,829	29,207	32,734	34,169
Cost of product revenues	7,706	8,819	8,683	9,250	9,197	9,340	11,344	13,151
Cost of service and other revenues	1,747	1,678	2,117	2,461	2,021	2,185	2,302	2,493
Total cost of revenues	9,453	10,497	10,800	11,711	11,218	11,525	13,646	15,644
Gross profit	12,621	14,644	15,559	16,842	16,611	17,682	19,088	18,525
Operating expenses:
Research and development	2,368	2,106	2,256	2,220	2,366	1,837	2,476	2,426
Selling, general and administrative	9,871	10,551	10,794	11,563	11,876	13,218	13,325	13,664
Restructuring and facility charges	—	630	—	323	—	171	—	—
Purchased in-process research and development	—	—	—	—	—	—	—	—
Total operating expenses	12,239	13,287	13,050	14,106	14,242	15,226	15,801	16,090
Income (loss) from operations	382	1,357	2,509	2,736	2,369	2,456	3,287	2,435
Interest and other income	124	136	116	316	84	77	105	191
Interest and other expense	(46)	(32)	(41)	(8)	(2)	(56)	(12)	(8)
Income (loss) before provision for income taxes	460	1,461	2,584	3,044	2,451	2,477	3,380	2,618
Provision (benefit) for income taxes	16	170	257	(201)	97	104	124	(1)
Net income (loss)	$444	$1,291	$2,327	$3,245	$2,354	$2,373	$3,256	2,619
Net income (loss) per common share:
Basic	$0.02	$0.06	$0.10	$0.14	$0.10	$0.10	$0.13	$0.10
Diluted	$0.02	$0.05	$0.09	$0.13	$0.08	$0.09	$0.12	$0.10

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Allowance for doubtful accounts

Years ended:	Balance at beginning of year	Charged to expense	Deductions/ write-offs	Balance at end of year
December 31, 2002	$456	$250	$(241)	$465
December 31, 2003	$465	—	$(12)	$453
December 31, 2004	$453	—	$25	$478

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 16, 2005	By:	/s/ DENNIS P. WOLF
Dennis P. Wolf
Executive Vice President of Finance, Administration, and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signatures	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman	March 16, 2005
Randall A. Lipps	of the Board (Principal Executive Officer)
/s/ DENNIS P. WOLF	Executive Vice President of Finance,	March 16, 2005
Dennis P. Wolf	Administration, And Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ BENJAMIN A. HOROWITZ	Director	March 16, 2005
Benjamin A. Horowitz
/s/ KEVIN L. ROBERG	Director	March 16, 2005
Kevin L. Roberg
/s/ JOHN D. STOBO, JR.	Director	March 16, 2005
John D. Stobo, Jr.
/s/ WILLIAM H. YOUNGER, JR.	Director	March 16, 2005
William H. Younger, Jr.
/s/ RANDY D. LINDHOLM	Director	March 16, 2005
Randy D. Lindholm

/s/ BROCK D. NELSON	Director	March 16, 2005
Brock D. Nelson
/s/ DONALD C. WEGMILLER	Director	March 16, 2005
Donald C. Wegmiller
/s/ SARA J. WHITE	Director	March 16, 2005
Sara J. White
/s/ JOSEPH E. WHITTERS	Director	March 16, 2005
Joseph E. Whitters

Exhibit No.	Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc.
4.1(4)	Form of Common Stock Certificate.
4.2(4)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.7(5)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.2(4)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.5(4)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.6(4)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.7(4)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.8(4)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.9(4)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.11(4)(6)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.12(4)	Form of Director and Officer Indemnity Agreement.
10.13(4)	1992 Equity Incentive Plan, as amended.
10.14(4)	1995 Management Stock Option Plan.
10.15(4)	1997 Employee Stock Purchase Plan, as amended.
10.16(7)	1999 Equity Incentive Plan, as amended.
10.17(4)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.17.1(11)	Amendment Agreement, dated October 22, 2003, between Omnicell and General Electric Capital Corporation.
10.20(4)(6)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.21(2)	Employment Agreement, dated January 16, 2003, between Omnicell and Dennis P. Wolf.
10.23(8)	Employment Agreement, dated April 7, 2003 between Omnicell and Gary E. Wright.
10.24(9)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
10.25(10)	2003 Equity Incentive Plan.
10.26(11)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.

10.27(11)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
10.28(11)	2004 Equity Incentive Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e)
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)          Previously filed as Exhibit 3.3.2 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(2)          Previously filed as the like-numbered Exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference.

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

(11)   Previously filed as the like-numbered Exhibit to our Annual Report on Form10-K, filed on March 8, 2004 and incorporated herein by reference.