Form 10-Q
period 2005-03-31
OMNICELL INC /CA/
filed 2005-05-10
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005 there were 25,712,900 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM I. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,251	$19,482
Short-term investments	11,047	11,117
Accounts receivable, net	22,591	21,967
Inventories	15,291	14,592
Receivables subject to a sales agreement	2,987	2,878
Prepaid expenses and other current assets	7,083	7,730
Total current assets	74,250	77,766
Property and equipment, net	5,422	5,660
Long-term receivables subject to sales agreement	2,852	3,224
Purchased intangibles	3,385	3,679
Goodwill	2,450	2,127
Other assets	6,429	7,035
Total assets	$94,788	$99,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$4,489
Accrued liabilities	11,745	12,918
Deferred service revenue	15,173	13,922
Deferred gross profit	7,653	7,846
Obligation resulting from sale of receivables	2,987	2,878
Total current liabilities	42,695	42,053
Long-term obligation resulting from sale of receivables	2,852	3,224
Other long-term liabilities	250	517
Stockholder’s equity	48,991	53,697
Total liabilities and stockholders’ equity	$94,788	$99,491

(1)                                  Derived from the December 31, 2004 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product revenues	$22,742	$22,227
Service and other revenues	6,009	5,602
Total revenues	28,751	27,829
Cost of revenues:
Cost of product revenues	11,533	9,197
Cost of service and other revenues	2,837	2,021
Total cost of revenues	14,370	11,218
Gross profit	14,381	16,611
Operating expenses:
Research and development	2,709	2,366
Selling, general and administrative	17,142	11,876
Restructuring and other charges	406	0
Total operating expenses	20,257	14,242
(Loss) income from operations	(5,876)	2,369
Interest and other income	125	84
Interest and other expense	(24)	(2)
(Loss) income before provision for income taxes	(5,775)	2,451
Provision for income taxes	17	97
Net (loss) income	$(5,792)	$2,354

Net (loss) income per share—basic	$(0.23)	$0.10

Net (loss) income per share—diluted	$(0.23)	$0.08

Weighted average shares outstanding—basic	25,490	24,301

Weighted average shares outstanding—diluted	25,490	28,145

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net (loss) income	$(5,792)	$2,354
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,082	960
Stock-based compensation	—	8
Provision for excess and obsolete inventories	1,344	825
Changes in operating assets and liabilities:
Accounts receivable, net	(624)	930
Inventories	(2,043)	(2,101)
Prepaid expenses and other current assets	538	790
Other assets	978	(1,378)
Accounts payable	648	3,380
Accrued liabilities	(1,064)	(2,712)
Deferred service revenue	1,251	405
Deferred gross profit	(193)	(1,675)
Other long-term liabilities	(639)	(126)
Net cash (used in) provided by operating activities	(4,514)	1,660
Investing activities:
Acquisition of intangible assets and intellectual property	(323)	(850)
Acquisition of privately held company, net of cash acquired	—	(1,000)
Purchases of short-term investments	—	(5,990)
Maturities of short-term investments	77	4,006
Purchases of property and equipment	(550)	(1,426)
Net cash used in investing activities	(796)	(5,260)
Financing activities:
Proceeds from issuance of common stock	1,079	4602
Repayment of note payable	—	(305)
Net cash provided by financing activities	1,079	4,297
Net (decrease) increase in cash and cash equivalents	(4,231)	697
Cash and cash equivalents at beginning of period	19,482	24,499
Cash and cash equivalents at end of period	$15,251	$25,196

Supplemental cash flow information:
Cash paid for income taxes	$19	$119

See accompanying notes.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Description of the Company

Omnicell, Inc. (“Omnicell,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, we acquired two products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution and SafetyMed, a mobile workflow and patient safety system. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell under the product name SecureVault. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include Omnicell and our wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

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

Our products are primarily sold to customers and to distributors. We perform ongoing credit evaluations of our customers and maintain reserves for credit losses.  Credit is extended based on such evaluations and collateral is generally not required. Credit losses have not traditionally been material and such losses have been within management’s expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our customers, current events and circumstances regarding the business of our customers and other factors that we believe are relevant.

Revenues generated from customers in North America for the three months ended March 31, 2005 and 2004 equaled 99.7% and 96.0% of total revenues, respectively.  No single customer accounted for more than 10.0% of total revenues for the three months ended March 31, 2005.  There was no customer that accounted for more than 10% of total revenues in the same period last year.  One leasing company accounted for 24.0% of trade accounts receivable at March 31, 2005. The same leasing company accounted for 12.0% of trade accounts receivable at December 31, 2004.

Goodwill and Purchased Intangible Assets

We measure goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized during the three months ended March 31, 2005 and 2004. We had goodwill of $2.4 million and an intangible asset with an indefinite life of $0.2 million at March 31, 2005.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three months ended March 31, 2005 and 2004.

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

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. We market these systems for sale with 30 day or multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”) are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured. The majority of our product revenue is derived from the sale and installation of medication and supply dispensing systems. We ship our systems based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, Omnicell’s software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date Omnicell’s installation obligations were completed. Delays at a customer site due to construction or other causes could result in our inability to install, and therefore recognize revenue. We also sell our medication dispensing and supply automation systems through distributors in Canada, Europe, the Middle East, Asia and Australia. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

Revenues from multi-year payment arrangements are recognized upon completion of Omnicell’s installation obligation, if any, and at the beginning of the non-cancelable payment term. Most of our multi-year payment receivables are sold to third-party leasing finance companies. We record revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company.

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, Omnicell has no obligation to the leasing company once the receivable is sold. At March 31, 2005 and 2004, accounts receivable included approximately $5.0 million and $3.1 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of March 31, 2005, the balance of our unsold leases to U.S. government customers was $3.8 million.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by Omnicell under separate support services terms. When support services are sold under multiple element arrangements, we allocate revenue to support services based on its fair value. We recognize revenue for support services ratably over the related support services contract period. In addition, we enter into professional services and training arrangements. We recognize revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed.

Revenues from our Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three months ended March 31, 2005 and 2004, and are included in product and service and other revenue.

Sales of Accounts Receivable

We offer our customers multi-year, non-cancelable payment terms. We typically sell our customers’ multi-year payment agreements to a third-party leasing company. In these sales, we generally transfer customer accounts receivable to the leasing company on a non-recourse basis at the Company’s book value so no gain is recorded on the transfer. In these non-recourse transfers, we remove the sold receivable from our assets as we have assessed that the sales should be accounted for as “true sales” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

During the three months ended March 31, 2005 and 2004, we have transferred accounts receivable totaling $11.5 million and $5.7 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  In addition, due to the nature of the recourse clauses contained in certain of our sales arrangements, we have recorded $5.8 million and $7.1 million at March 31, 2005 and 2004, respectively, as receivables subject to a sales agreement and as an obligation resulting from sale of receivables as a result of the recourse clauses contained in those sale arrangements.

Research and Development Expenses

Our policy is to expense research and development costs as incurred, other than certain software development costs. Our research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are personnel-or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

 Development costs related to software implemented in our medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from three to five years.

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of March 31, 2005 and December 31, 2004, the balance of capitalized software development costs was approximately $1.6 million and $1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.1 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively.

Restructuring and Other Charges

In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction.  As part of this restructuring we reduced our headcount by approximately 6.0% or 28 employees, including 4 in research and development, and 24 in selling, general and administrative positions.  We incurred $0.4 million in restructuring and other charges during the first quarter of 2005, all of which was paid out by the end of the quarter.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2005 consists solely of state minimum taxes due to the loss incurred in the quarter.  The income tax provision for the three months ended March 31, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first quarter of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryfowards.

Stock-Based Compensation

Until we adopt SFAS 123R, “Share Based Payment” (“SFAS 123R”), the revision of SFAS 123, “Accounting for Stock-Based Compensation,” we will continue to follow SFAS No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”), to account for share-based payments to employees using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”) intrinsic value method. Under APB Opinion 25, the intrinsic value method of accounting, we generally recognize no compensation cost for employee stock options.

SFAS 123 permits the use of either a fair value based method or the intrinsic value method defined in APB Opinion 25 to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, we have elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25.  Accordingly, we only recognize compensation expense when options are granted to employees and directors with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table (in thousands, except per share amounts) sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123:

	Three Months Ended March 31,
	2005	2004

Net (Loss) income as reported	$(5,792)	$2,354
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	8
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,102)	(283)
Net (loss) income pro forma	$(7,894)	$2,079
Net (loss) income per share - basic as reported	(0.23)	0.10
Net (loss) income per share - basic pro forma	(0.31)	0.09
Net (loss) income per share - diluted as reported	(0.23)	0.08
Net (loss) income per share - diluted pro forma	(0.31)	0.07

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We derive the majority of our revenues from medication and supply cabinet-based systems, which are treated as one segment for purposes of SFAS 131. These systems are similar in terms of their shared multiple common assemblies and subassemblies, as well as their basic operation and visual characteristics, and are used by hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. We have two operating segments: the medication and supply dispensing systems and the e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2005 and 2004, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment.

Our Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues for the three months ended March 31, 2005 and 2004.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net (loss) income per share for the three months ended March 31, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the three months ended March 31, 2005 and 2004 was 3,582,462 and 293,300 respectively,

The calculation of basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

		Three Months Ended March 31,
		2005	2004
Basic:
	Net (loss) income	$(5,792)	$2,354
	Weighted average shares of common stock outstanding	25,490	24,301
	Weighted average shares outstanding-basic	25,490	24,301

	Net (loss) income per share	$(0.23)	$0.10
Diluted:
	Net (loss) income	(5,792)	2,354

	Weighted average shares of common stock outstanding	25,490	24,301
	Add: Dilutive effect of employee stock options and warrants	—	3,844
	Weighted average shares outstanding—diluted	25,490	28,145

	Net (loss) income per share	$(0.23)	$0.08

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 31, 2005 for calendar-year enterprises. Retrospective application for interim financial information is permitted but not required.  Early adoption of the interpretation is encouraged. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued a revision of SFAS 123, SFAS 123R, effective for reporting periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006.  SFAS 123R supersedes APB Opinion 25 and will require companies to recognize compensation, using the fair-value based method, for costs related to share-based payments including stock options and stock issued under employee stock purchase plans.  We expect to adopt FAS 123R on January 1, 2006.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had we adopted SFAS 123, is described more fully in Note 1,

“Organization and Summary of Significant Accounting Policies.” We currently expect that the adoption of SFAS 123R’s fair value method will have a material impact on our results of operations, although it is not currently expected to impact our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

Note 2. Acquisitions

SecureVault

On March 11, 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell as SecureVault.  The total purchase price was $0.7 million, which included $0.5 million paid at the date of purchase, $0.1 million paid in May 2004 after completion of certain obligations by Ariel Distributing, Inc., and up to a maximum of $0.1 million in guaranteed minimum royalty payments, due quarterly and calculated as a percentage of license fees recognized by Omnicell for up to a maximum of two years.  The total purchase price of $0.7 million will be amortized over five years using the straight-line method.

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee.  BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, we acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from our reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, and $1.0 million paid in January 2004 including $0.5 million relating to the achievement of performance milestones in 2003 and $0.3 million paid in January 2005 relating to the achievement of performance milestones in 2004. In connection with the acquisition, we also assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs.  Additionally, the acquisition agreement requires us to pay up to $0.7 million by January 1, 2006 if certain performance milestones are achieved in 2005  We allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values.  The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%.  The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets (1)	1,820
Goodwill	1,745
Total assets acquired	4,196
Current liabilities assumed	(134)
Net assets acquired	$4,062

(1)          Includes tradename of $231,000

Medisafe

On December 6, 2002, we purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000  beginning in January 2005, including $125,000 paid in January 2005. In addition, we incurred approximately $20,000 of acquisition related costs.  We allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation.  Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%.  The purchase price allocation was as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588
Purchase price	$3,021

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred.  We paid $125,000 in guaranteed minimum royalties in January 2005.

APRS, Inc.

On August 30, 2002, we acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. was formed in 1997 to support, develop, and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for Omnicell for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from Omnicell’s reported 2002 results. In connection with the acquisition, we paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs.  We allocated the purchase price to the intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 13% to 21% on an annual basis and a discount rate of 30%.  The purchase price allocation was as follows (in thousands):

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
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	March 31, 2005	Amortization Life
Customer base	$244	5 years
Service contracts	268	5 years
Acquired technology	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196
Accumulated amortization	(2,042)
Net purchased intangible assets	3,154
Trade name	231	Indefinite
Net purchase intangible asset with indefinite lives	231
Net total purchased intangible assets	$3,385

Estimated future amortization expense of the purchased intangible assets at March 31, 2005 is as follows (in thousands):

2005 (remaining 9 months)	$881
2006	1,028
2007	763
2008	449
2009	33
Total	$3,154

Note 3. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms.  For the three months ended March 31, 2005 and 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $14.2 million and $6.8 million, respectively. We typically sell the customers’ multi-year payment agreements to a third-party leasing company.

For the three months ended March 31, 2005 and 2004, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $11.5 million and $5.7 million, respectively.  We have no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the noncancelable multi-year payment term. At March 31, 2005 and December 31, 2004, accounts receivable included $5.0 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31 2004
Raw materials	$10,006	$10,512
Work-in-process	722	409
Finished goods	4,563	3,671
Total	$15,291	$14,592

During the first quarter of 2005, we increased our provision for excess and obsolete inventories by $1.3 million.  The increase in the provision was due primarily to charges taken to end of life certain older products.

Note 5. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off.  The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement.  The value of purchased residuals as of March 31, 2005 and December 31, 2004 was $0.7 million and $0.9 million, respectively, and is recorded in other assets.

Note 6. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2005	December 31, 2004

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$10,382	$10,459
Cost of sales, excluding installation costs	(2,729)	(2,613)
Total	$7,653	$7,846

Note 7. Indemnification Arrangements and Guarantees

Indemnification   As permitted under Delaware law and our bylaws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at Omnicell’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, it has a directors’ and officers’ insurance policy that may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation.  However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by us of technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, their software products will be free from defects in media or workmanship. From time to time, it may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states and for many state and local government-run hospitals, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

Acquisition commitments.   As part of the acquisition of BCX Technology, Inc., we paid $1.0 million in January 2004, including an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003, and paid $0.3 million in January 2005 relating to the achievement of performance milestones in 2004.  Additionally, the acquisition agreement requires us to pay up to an additional $0.7 million earn-out by January 1, 2006 if certain performance milestones are achieved in the year 2005. If paid, the earn-out payment will be considered as additional purchase price.

As part of the December 2002 acquisition of substantially all of the intellectual property of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005. The first installment of $125,000 was paid in January 2005.

Note 8. Comprehensive (Loss) Income

The following are the components of comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2005	2004
Net (loss) income	$(5,792)	$2,354
Unrealized gain on short-term investments	7	5
Comprehensive (loss) income	$(5,785)	$2,359

Note 9. Registration Statement on Form S-3

In July 2004, Omnicell filed a registration statement on Form S-3 which became effective in December 2004, enabling us to offer and sell, from time to time, debt and equity securities in one or more offerings up to a total dollar amount of $100.0 million.

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

Overview

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication dispensing and supply automation systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency. From inception through March 31, 2005, we had completed our installation obligations, if any, of an aggregate of 32,956 of our medication and supply dispensing systems at 1,599 healthcare facilities.

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

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered since the acceptance process of our customers includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time for our customers to complete their acceptance of installation of its systems and to be more predictable and efficient in its manufacturing and installation processes, our focus is on shipping products based on the installation dates requested by our customers and on growing product backlog.

In 2005, we will focus on running its business more efficiently, cost effectively, and with greater emphasis on market share expansion. We expect to reduce our reliance on our “turns” business, which represents bookings that are built and installed within the same quarter. We expect that this will result in more predictable financial performance measures, such as profit margins, demand forecasts and customer installation plans.

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

Management believes there have been no significant changes during the three months ended March 31, 2005, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2005 and 2004, expressed as a percentage of total revenues for these periods:

	Three Months Ended March 31,
	2005	2004
Revenues :
Product revenues	79.1%	79.9%
Service and other revenues	20.9	20.1
Total revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	40.1	33.0
Cost of service and other revenues	9.9	7.3
Total cost of revenues	50.0	40.3
Gross profit	50.0	59.7
Operating expenses:
Research and development	9.4	8.5
Selling, general, and administrative	59.6	42.7
Restructuring and other charges	1.4	—
Total operating expenses	70.4	51.2
(Loss) income from operations	(20.4)	8.5
Interest and other income	0.4	0.3
Interest and other expense	(0.1)	—
(Loss) income before provision for income taxes	(20.1)	8.8
Provision for income taxes	0.1	0.3
Net (loss) income	(20.0)%	8.5%

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Product Revenues:
Product revenues	$22,742	$22,227
Cost of product revenues	11,533	9,197
Gross Profit on Product Revenues	$11,209	$13,030

Product Revenues. Product revenues increased 2.3% to $22.7 million for the three months ended March 31, 2005 from $22.2 million in the same period in 2004. The increase in product revenues for the three months ended March 31, 2005 was due to an increase in the number of medication and supply dispensing system installations, an increase in revenue associated with our provision of software programs that interface our system with our customers’ system.  Part of this increase can be attributed to our emphasis on closing larger and more complex deals with larger healthcare facilities.

Cost of Product Revenues. Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.  Cost of product revenues increased 25.4% to $11.5 million for the three months ended March 31, 2005 from $9.2 million in the same period in 2004. The increase in cost of product revenues was attributable to the increase in sales of Pharmacy Central, SafetyPak, and Optiflex products, increased costs associated with the development and installation of interfaces, and increased reserve provisions to end of life certain older products.

Gross profit on product revenue was $11.2 million, or 49.3% of product revenues for the three months ended March 31, 2005, as compared to $13.0 million, or 58.6% of product revenues in the same period in 2004.  The decrease in gross profit on product revenue during the three-month period is a result of higher costs due to a change in product mix, the recognition of costs associated with purchased residual interests in Omnicell equipment covered by multi-year payment agreements financed by a third party, increased costs associated with the development and installation of interfaces, and increased provisions of $1.1 million to end of life certain older products. We expect the cost of product revenues to increase consistently with product revenue growth.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Service and other revenues	$6,009	$5,602
Cost of service and other revenues	2,837	2,021
Gross Profit on Service and Other Revenues	$3,172	$3,581

Service and Other Revenues. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased 7.3% to $6.0 million for the three months ended March 31, 2005 from $5.6 million in the same period in 2004. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems and an increase in support service contracts.

Cost of Service and Other Revenues. Cost of service and other revenues increased 40.4% to $2.8 million for the three months ended March 31, 2005 from $2.0 million in the same period in 2004. The increase is due to increased cost associated with the Pharmacy Central organization for installation and support services and for increased material costs used in supporting the installed base.

For the three months ended March 31, 2005, gross margin on service and other revenues was $3.2 million, or 52.8% of service and other revenues as compared to $3.6 million, or 63.9% of service and other revenues in the same period in 2004. The decrease in gross margin on services and other revenues for the three months ended March 31, 2005 was a result of increased material costs and increased costs within the Pharmacy Central organization. We expect the cost of services and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Operating Expenses

Comparison of the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004
Research and development	$2,709	$2,366
Selling, general and administrative	17,142	11,876
Restructuring and other charges	406	—
Total operating expenses	$20,257	$14,242

Research and Development. Research and development expenses increased 14.5% to $2.7 million for the three months ended March 31, 2005, from $2.4 million in the same period in 2004. The increase was due primarily to increased spending on software development cost for product documentation, integration of acquired technology, and engineering endeavors to improve on product quality and reliability. Research and development expenses increased as a percentage of total revenues to 9.4% in the three months ended March 31, 2005 compared to 8.5% in the same period in 2004.  We expect research and development expenses to remain at similar levels during the remainder of 2005 in order to support continued new product development and research activities.

Selling, General and Administrative. Selling, general and administrative costs increased 44.3% to $17.1 million for the three months ended March 31, 2005 from $11.9 million for the same period in 2004, an increase of $5.2 million.  Approximately $2.0 million of the increase reflects costs associated with an increase in sales headcount from the prior year.  In addition, during the first quarter of 2005, we incurred $1.5 million in costs associated with our previously announced reduction in force, $0.4 million of which is included in restructuring and other charges.  An additional $1.2 million in costs reflects increased accounting, legal and regularly compliance fees, and $0.6 million was due to the write off of costs associated with abandoned acquisitions.

Restructuring and Other Charges. In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction. As part of this restructuring, we reduced our headcount by approximately 6.0% or 28 employees, including 4 in research and development, and 24 in selling, general and administrative positions.

Provision for Income Taxes

Comparison of the three months ended March 31, 2005 and 2004, respectively (in thousands):

	Three Months Ended March 31,
	2005	2004

Provision for income taxes	$17	$97

The income tax provision for the three months ended March 31, 2005 consists solely of state minimum taxes due to the loss incurred in the quarter.  The income tax provision for the three months ended March 31, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first quarter of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryfowards.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the dollar value of such systems that have not shipped but for which we have purchase orders, and which it believes will be installed within the next 12 months. We have made significant efforts to increase our backlog each quarter and reduce our reliance on “turns” business.  Turns business represents customer orders received and installed in the same quarter. We believe a material reduction in turns business will reduce the cost of product revenues, produce more predictable and sustainable quarterly growth and facilitate improved customer service.  Reliance on turns business creates inefficiencies in the underlying operating model for Omnicell, adding expenses in planning, building, and installing product.  It also can increase finished goods inventory and reduce visibility of future revenues, since it often involves accelerating normal installation schedules from a future quarter.  We intend to continue to build our product backlog and work to reduce our reliance on turns business.  Our product backlog decreased $1.7 million to $45.2 million as of March 31, 2005, from $46.9 million as of December 31, 2004.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $26.3 million as of March 31, 2005 compared to $30.6 million as of December 31, 2004. Our funds are currently invested in institutional money market funds and U.S. commercial and government debt securities.

Net cash used by operating activities was $4.5 million during the first three months of 2005 compared to $1.7 million cash provided in the same period in 2004. Net loss was $5.8 million during the first three months of 2005 compared to net income of $2.4 million in the same period in 2004. The decrease in cash flow from operating activities resulted primarily from the net loss, as well as from increased inventories, accounts receivables, and prepaid expenses. Inventories increased by $0.7 million during the period primarily as a result of inventory build up for expected customer orders that were not shipped during the period.

We used $0.8 million of cash in investing activities in the three months ended March 31, 2005, compared to $5.3 million cash used in the same period in 2004. In the first quarter of 2004, we used $1.0 million in cash in conjunction with our acquisition of BCX Technology, Inc.  Additionally, capital expenditures were $0.6 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.  The higher capital expenditures in the first three months of 2004 were primarily related to facilities costs incurred as part of our January 2004 move to our new corporate headquarters in Mountain View.  Our net purchases of short-term investments were ($0.1) million and $2.0 million for the three month period ended March 31, 2005 and 2004, respectively.

We generated $1.1 million from financing activities in the three months ended March 31, 2005, as compared with $4.3 million generated in the first three months of 2004. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

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

We have net operating lease commitments of $6.5 million payable when due through 2009 as follows (in thousands):

2005 (remaining nine months)	$1,090
2006	1,631
2007	1,504
2008	1,588
2009	685
Total minimum lease payment	$6,498

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk related to changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices from our Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004.

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

We had net loss of $5.0 million in 2002 and net income of $7.3 million in 2003.  While we were profitable with net income of $10.6 million for the year ended December 31, 2004, we had a net loss of $5.8 million for the three months ended March 31, 2005 therefore,  we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to March 31, 2005, our common stock has traded between $6.50 and $20.46 per share.  The market price for shares of our common stock has been and may continue to be highly volatile.  In addition, our announcements or external events may have a significant impact on the market price of our stock.  These announcements or external events may include:

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

We frequently grant stock options to our employees and other individuals. At March 31, 2005, we had options outstanding for 6,665,490 shares of our common stock at option exercise prices ranging from $1.20 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

We currently account for stock options under APB 25 and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The revision, “SFAS 123R –Share-Based Payment,” is effective for reporting periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006.  SFAS 123R supersedes APB Opinion No 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and will require companies to recognize compensation, using the fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans.  We expect to adopt FAS 123R on January 1, 2006.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described more fully in Note 1, “Organization and Summary of Significant Accounting Policies.” The Company expects that the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to the timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  The changing regulatory landscape could make it more difficult and expensive for us to grant stock options to employees in the future.  In light of these changes, we anticipate that we may modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features.  If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees.  To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies.  In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of March 31, 2005 the balance of our unsold leases to U.S. government customers was $3.8 million.

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

We intend to continue to expend substantial funds for research and development activities, product development, expansion of sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.  We have an effective “shelf” registration statement which enables us to offer and sell, from time to time, up to a total dollar amount of $100 million of our debt and equity securities in one or more offerings, which could cause our stockholders to experience dilution of their ownership interest and may cause our stock price to decline.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2005.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness regarding revenue recognition identified by the same evaluation conducted at December 31, 2004 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 were not yet completed, and therefore our disclosure controls and procedures as of March 31, 2005 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Controls Over Financial Reporting.   We have taken steps during the first quarter of 2005 to implement additional internal controls intended to ensure we recognize revenue only on contracts that we have executed before the end of the period and believe that we only need to complete the documentation of such process in order to fully remediate such material weakness.  Other than the aforementioned, there were no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 30, 2004, ePlus Government Inc., a leasing company which has purchased some of the Company’s receivables with recourse, filed a lawsuit against the Company in the Circuit Court of Fairfax County, Commonwealth of Virginia, seeking payment of approximately $1.7 million in connection with a customer’s failure to pay ePlus amounts owed under a contract with such customer that have been assigned to ePlus. The Company recorded the transaction as receivable subject to a sales agreement in compliance with SFAS 140 requirements.  On March 16, 2005, The Company and e-Plus Government, Inc. signed a settlement agreement concerning the lawsuit. In accordance with the terms of that settlement, the Company forwarded a payment of $23,896 to ePlus and the parties executed and filed a Stipulation of Dismissal with the court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of our security holders during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

OMNICELL, INC.

Date: May 10, 2005
/s/ JAMES T. JUDSON
James T. Judson Vice President of Finance and Interim Chief Financial Officer

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