Form 10-Q
period 2005-06-30
OMNICELL INC /CA/
filed 2005-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005 there were 25,961,209 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,259	$19,482
Short-term investments	3,713	11,117
Accounts receivable, net	22,432	21,967
Inventories	15,961	14,592
Receivables subject to a sales agreement	2,987	2,878
Prepaid expenses and other current assets	7,685	7,730
Total current assets	77,037	77,766
Property and equipment, net	5,009	5,660
Long-term receivables subject to sales agreement	2,234	3,224
Purchased intangibles	3,092	3,679
Goodwill	2,450	2,127
Other assets	4,770	7,035
Total assets	$94,592	$99,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,841	$4,489
Accrued liabilities	9,296	12,918
Deferred service revenue	15,708	13,922
Deferred gross profit	7,195	7,846
Obligation resulting from sale of receivables	2,987	2,878
Total current liabilities	42,027	42,053
Long-term obligation resulting from sale of receivables	2,234	3,224
Other long-term liabilities	250	517
Stockholders’ equity	50,081	53,697
Total liabilities and stockholders’ equity	$94,592	$99,491

(1)                                  Derived from the December 31, 2004 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$21,752	$23,380	$44,494	$45,607
Service and other revenues	6,846	5,827	12,855	11,429
Total revenues	28,598	29,207	57,349	57,036
Cost of revenues:
Cost of product revenues	10,052	9,340	21,585	18,537
Cost of service and other revenues	2,286	2,185	5,123	4,206
Total cost of revenues	12,338	11,525	26,708	22,743
Gross profit	16,260	17,682	30,641	34,293
Operating expenses:
Research and development	2,732	1,837	5,441	4,203
Selling, general and administrative	13,563	13,218	30,705	25,094
Restructuring and severance charges	—	171	406	171
Total operating expenses	16,295	15,226	36,552	29,468
(Loss) income from operations	(35)	2,456	(5,911)	4,825
Interest and other income	122	77	247	161
Interest and other expense	(4)	(56)	(28)	(58)
Income (loss) before provision for income taxes	83	2,477	(5,692)	4,928
Provision for income taxes	17	104	34	201
Net (loss) income	$66	$2,373	$(5,726)	$4,727

Net income (loss) per share—basic	$0.00	$0.10	$(0.22)	$0.19

Net income (loss) per share—diluted	$0.00	$0.09	$(0.22)	$0.17

Weighted average shares outstanding—basic	25,784	24,752	25,637	24,527

Weighted average shares outstanding—diluted	26,743	27,709	25,637	27,927

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net (loss) income	$(5,726)	$4,727
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,151	1,914
Loss on the sale of property and equipment	3	46
Stock-based compensation	—	11
Changes in operating assets and liabilities:
Accounts receivable, net	(465)	111
Inventories	(1,369)	(4,213)
Prepaid expenses and other current assets	(64)	(1,564)
Other assets	3,254	(1,859)
Accounts payable	2,352	6,138
Accrued liabilities	(3,513)	(6,066)
Deferred service revenue	1,786	2,333
Deferred gross profit	(651)	759
Other long-term liabilities	(1,257)	(126)
Net cash (used in) provided by operating activities	(3,499)	2,211
Investing activities:
Acquisition of intangible assets and intellectual property	(323)	(1,292)
Acquisition of privately held company, net of cash acquired	—	(1,000)
Purchases of short-term investments	(1,575)	(16,102)
Maturities of short-term investments	9,000	8,928
Purchases of property and equipment	(919)	(1,898)
Investment in privately held company	—	(63)
Proceeds from the sale of property and equipment	4	22
Net cash provided by (used in) investing activities	6,187	(11,405)
Financing activities:
Proceeds from issuance of common stock	2,089	5,171
Repayment of note payable	—	(305)
Net cash provided by financing activities	2,089	4,866
Net increase (decrease) in cash and cash equivalents	4,777	(4,328)
Cash and cash equivalents at beginning of period	19,482	24,499
Cash and cash equivalents at end of period	$24,259	$20,171

Supplemental cash flow information:
Cash paid for interest	$6	$3
Cash paid for income taxes	$40	$326

See accompanying notes.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting

Description of the Company

Omnicell, Inc. (“Omnicell,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our decision support solution allows healthcare facilities to monitor trends in drug utilization and diversion, improve regulatory compliance and reduce costs by monitoring usage patterns and optimizing product management. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. Each of these systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, we acquired two products, Omnicell PharmacyCentral, a central pharmacy carousel storage and retrieval solution, and SafetyMed, a mobile workflow and patient safety system. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell under the product name SecureVault. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRx, an Omnicell PharmacyCentral solution, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we offer OmniBuyer, our Web-based procurement application, for materials management decision makers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include Omnicell and our wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc. and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the allowance for doubtful accounts, inventory valuation, purchased residual interests, asset and goodwill impairments, accrued liabilities and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Revenues generated from customers in North America for the three months ended June 30, 2005 and 2004 equaled 99.0% and 99.0% of total revenues, respectively.  Revenues generated from customers in North America for the six months ended June 30, 2005 and 2004 equaled 99.3% and 97.0% of total revenues in each period, respectively. No single customer accounted for more than 10.0% of total revenues for the three or six months ended June 30, 2005.  There was no customer that accounted for more than 10.0% of total revenues in the same period last year.  One leasing company accounted for 5.0% of trade accounts receivable at June 30, 2005. The same leasing company accounted for 12.0% of trade accounts receivable at December 31, 2004.

Goodwill and Purchased Intangible Assets

We measure goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized during the six months ended June 30, 2005 and 2004. We had goodwill of $2.4 million and an intangible asset with an indefinite life of $0.2 million at June 30, 2005.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the six months ended June 30, 2005 and 2004.

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

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. We market these systems for sale with 30 day or multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured. The majority of our product revenue is derived from the sale and installation of medication and supply dispensing systems. We ship our systems based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, Omnicell’s software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. We further require our customers to confirm that we have completed our installation obligations by providing to  us a customer certification form indicating the date Omnicell’s installation obligations were completed. Delays at a customer site due to construction or other causes could result in our inability to install, and therefore recognize revenue. We also sell our medication dispensing and supply automation systems through distributors in Asia, Australia, Europe, the Middle East and South America, and through a sales agent in Canada. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, Omnicell has no obligation to the leasing company once the receivable is sold. At June 30, 2005 and 2004, accounts receivable included approximately $1.6 million and $5.0 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of June 30, 2005 and December 31, 2004, the balance of our unsold leases to U.S. government customers was $3.6 million and $3.7 million respectively.

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

Revenues from our Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the six months ended June 30, 2005 and 2004, and are included in product and service and other revenue.

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of June 30, 2005 and December 31, 2004, the balance of capitalized software development costs was approximately $1.5 million and

$1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.2 million and $0.1 million for the six months ended June 30, 2005 and 2004, respectively.

Restructuring and Other Charges

In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction.  As part of this restructuring, we reduced our headcount by approximately 6.0% or 28 employees, including 4 in research and development and 24 in selling, general and administrative positions.  We incurred $0.4 million in restructuring and other charges during the first quarter of 2005, all of which was paid out by the end of such quarter.

Provision for Income Taxes

The income tax provision for the six months ended June 30, 2005 consists solely of state minimum taxes due to the year-to-date loss.  The income tax provision for the six months ended June 30, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first six months of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryforwards.

Stock-Based Compensation

Until we adopt SFAS 123R, “Share Based Payment” (“SFAS 123R”), the revision of SFAS 123, “Accounting for Stock-Based Compensation,” we will continue to follow SFAS No. 123 to account for share-based payments to employees using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”). Under APB Opinion 25, the intrinsic value method of accounting, we generally recognize no compensation cost for employee stock options.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss) as reported	$66	$2,373	$(5,726)	$4,727
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	3	—	11
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,957)	(2,275)	(4,059)	(4,131)
Net (loss) income pro forma	$(1,891)	$101	$(9,785)	$607
Net (loss) income per share - basic as reported	$0.00	$0.10	$(0.22)	$0.19
Net (loss) income per share - basic pro forma	$(0.07)	$0.00	$(0.38)	$0.02
Net (loss) income per share - diluted as reported	$0.00	$0.09	$(0.22)	$0.17
Net (loss) income per share - diluted pro forma	$(0.07)	$0.00	$(0.38)	$0.02

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We derive the majority of our revenues from medication and supply cabinet-based systems, which are treated as one segment for purposes of SFAS 131. These systems are similar in terms of their shared multiple common assemblies and subassemblies, as well as their basic operation and visual characteristics, and are used by hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. We have two operating segments: the medication and supply dispensing systems and the e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the six months ended June 30, 2005 and 2004, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. Our Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues for the six months ended June 30, 2005 and 2004.

Net  Income (loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net  income (loss) for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net  income (loss) per share for the six months ended June 30, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net income (loss) per share for the six months ended June 30, 2005 and 2004 was 3,894,832 and 416,654, respectively, with exercise price between $6.93 and $20.00.

The calculation of basic and diluted net  income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic:
Net income (loss)	$66	$2,373	$(5,726)	$4,727

Weighted average shares of common stock outstanding	25,784	24,752	25,637	24,527
Weighted average shares outstanding-basic	25,784	24,752	25,637	24,527
Net income (loss) per share	$0.00	$0.10	$(0.22)	$0.19
Diluted:
Net income (loss)	$66	$2,373	$(5,726)	$4,727

Weighted average shares of common stock outstanding	25,784	24,752	25,637	24,527
Add: Dilutive effect of employee stock options and warrants	959	2,957	—	3,400
Weighted average shares outstanding-diluted	26,743	27,709	25,637	27,927
Net income (loss) per share	$0.00	$0.09	$(0.22)	$0.17

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 (“APB Opinion 20”) and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154’s retrospective-application requirement replaces APB Opinion 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43” (“SFAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

Note 2. Acquisitions

SecureVault

On March 11, 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell as SecureVault.  The total purchase price was $0.7 million, which included $0.5 million paid at the date of purchase, $0.1 million paid in May 2004 after completion of certain obligations by Ariel Distributing, Inc., and up to a maximum of $0.1 million in guaranteed minimum royalty payments, due quarterly and calculated as a percentage of license fees recognized by Omnicell for up to a maximum of two years.  The total purchase price of $0.7 million will be amortized over five years using the straight-line method.

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee.  BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, we acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system now branded as OptiFlex open and integration systems. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from our reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, and $1.0 million, including $0.5 million relating to the achievement of performance milestones in 2003 paid in January 2004 and $0.3 million relating to the achievement of performance milestones in 2004 paid in January 2005. In connection with the acquisition, we also assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs.  Additionally, the acquisition agreement requires us to pay up to $0.7 million by January 1, 2006 if certain performance milestones are achieved in 2005.  We allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values.  The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%.  The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets (1)	1,820
Goodwill	1,745
Total assets acquired	4,196
Current liabilities assumed	(134)
Net assets acquired	$4,062

(1)                                  Includes tradename of $231,000

Medisafe

On December 6, 2002, we purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, Omnicell acquired technology for a new mobile workflow and patient safety system platform called SafetyMed. Based on the SafetyMed platform, SafetyMed RN is a solution for nurses that automates the workflow associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in January 2005. In addition, we incurred approximately $20,000 of acquisition related costs.  We allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation.  Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%.  The purchase price allocation was as follows (in thousands):

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

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions consist of the following (in thousands):

	June 30, 2005	December 31, 2004	Amortization Life
Customer base	$244	$244	5 years
Backlog	—	163	6 months
Service contracts	268	268	5 years
Acquired technology	4,684	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196	5,359
Accumulated amortization	(2,335)	(1,911)
Net purchased intangible assets	2,861	3,448
Trade name	231	231	Indefinite
Net purchase intangible asset with indefinite lives	231	231
Net total purchased intangible assets	$3,092	$3,679

Estimated future amortization expense of the purchased intangible assets at June 30, 2005 is as follows (in thousands):

2005 (remaining 6 months)	$588
2006	1,028
2007	763
2008	449
2009	33
Total	$2,861

Note 3. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms. For the three and six months ended June 30, 2005, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.1 million and $20.7 million, respectively. For the three and six months ended June 30, 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.6 million and $16.3 million, respectively.

We typically sell the customers’ multi-year payment agreements to a third-party leasing company.   For the three and six months ended June 30, 2005, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $9.1 million and $20.7 million, respectively. For the three and six months ended June 30, 2004, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $9.5 million and $15.1 million, respectively.

We have no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the noncancelable multi-year payment term. At June 30, 2005 and December 31, 2004, accounts receivable included $1.6 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31 2004
Raw materials	$11,252	$10,512
Work-in-process	396	409
Finished goods	4,313	3,671
Total	$15,961	$14,592

During the first quarter of 2005, we increased our provision for excess and obsolete inventories by $1.3 million.  The increase in the provision was due primarily to charges taken to end of life certain older products.

Note 5. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off.  The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement.  The value of purchased residuals as of June 30, 2005 and December 31, 2004 was $0.5 million and $0.9 million, respectively, and is recorded in other assets.

Note 6. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2005	December 31, 2004

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$9,548	$10,459
Cost of sales, excluding installation costs	(2,353)	(2,613)
Total	$7,195	$7,846

Note 7. Indemnification Arrangements and Guarantees

Indemnification   As permitted under Delaware law and our bylaws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at Omnicell’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have  a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.  However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by us of technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, their software products will be free from defects in media or workmanship. From time to time, it may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, our standard policy is to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states and for many state and local government-run hospitals, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

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

Note 8. Comprehensive Income (loss)

The following are the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$66	$2,373	$(5,726)	$4,727
Unrealized loss on short-term investments	(14)	(29)	(21)	(24)
Comprehensive income (loss)	$52	$2,344	$(5,747)	$4,703

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

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into six geographic regions in the United States. We sell through distributors in Asia, Australia, Europe, the Middle East, and South America and through a sales agent in Canada. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility. In August of 2005, we opened a facility in Bangalore, India and established a wholly owned subsidiary, Omnicell Corporation (India) Private Limited.  The function of this entity will initially be focused on software product development but may expand into other operations over time.  The corporation will initially be staffed by a workforce of approximately 50 engineers that will transfer to Omnicell from the 3rd party contractor that had been supplying these development resources in the past.

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

In 2005, we plan to continue to focusing on running our business more efficiently, cost effectively, and with greater emphasis on market share expansion. We believe that a key to realizing these efficiencies is to improve the linearity of our business within the quarter.  By growing backlog we can maintain a more predictable level of production in our factories and more predictable installation schedules for ourselves and our customers.  This will help us become a lower cost supplier which enables us to compete more aggressively in the marketplace and deliver better shareholder value.

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

Management believes there have been no significant changes during the six months ended June 30, 2005, to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2005 and 2004, expressed as a percentage of total revenues for these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product revenues	76.1%	80.0%	77.6%	80.0%
Service and other revenues	23.9	20.0	22.4	20.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	35.1	32.0	37.6	32.5
Cost of service and other revenues	8.0	7.5	8.9	7.4
Total cost of revenues	43.1	39.5	46.6	39.9
Gross profit	56.9	60.5	53.4	60.1
Operating expenses:
Research and development	9.6	6.3	9.5	7.4
Selling, general, and administrative	47.4	45.3	53.5	44.0
Restructuring and severance charges	0.0	0.6	0.7	0.3
Total operating expenses	57.0	52.1	63.7	51.7
(Loss) income from operations	(0.1)	8.4	(10.3)	8.5
Interest and other income	0.4	0.3	0.4	0.3
Interest and other expense	0.0	(0.2)	(0.0)	(0.0)
Income before provision for income taxes	0.3	8.5	(9.9)	8.6
Provision for income taxes	0.1	0.4	0.1	0.4
Net income (loss)	0.2%	8.1%	(10.0)%	8.3%

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product Revenues :
Product revenues	$21,752	$23,380	$44,494	$45,607
Cost of product revenues	10,052	9,340	21,585	18,537
Gross Profit on Product Revenues	$11,700	$14,040	$22,909	$27,070

Product Revenues. Product revenues decreased 7.0% to $21.8 million for the three months ended June 30, 2005 from $23.4 million in the same period in 2004.  Product revenues decreased 2.0% to $44.5 million for the six months ended June 30, 2005 from $45.6 million in the same period in 2004. These decreases in product revenues can be attributed to a lower level of bookings for Omnicell’s products during fourth quarter 2004 and the first quarter of 2005, and a decision by us to build backlog to distribute the installation of our products more evenly across the quarter. We believe this will further enable us to improve our cost structure and predictability.  We believe that a major change in our sales organization that became effective at the end of the third quarter of 2004, in which we divided the sales organization into a product focused sales organization with sales representatives selling either medication or supply products but not both, created disruptions in the sales process with many of our customers and led to delays in placing orders.  This was especially true with regard to our supply products offering which showed renewed strength in the second quarter of 2005.

Over the past year, there has been  some price compression in our medication cabinet business as we compete for new customers interested in changing their supplier for automation products.  We believe that customers in our industry rarely change vendors and that when such an  opportunity  is available, we should compete aggressively to gain that market share and provide customers some additional discounts on initial purchases to offset the cost of changing suppliers. We believe we can capture market share that will provide a revenue stream over time as hospitals continue to deploy automation products throughout the hospital.

  Cost of Product Revenues. Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.

Cost of product revenues increased 8.0% to $10.1 million for the three months ended June 30, 2005 from $9.3 million in the same period in 2004. This increase in cost of product revenue is a result of higher costs due to a change in product mix and a  reduction of overhead in inventory which was a result of increasing backlog allowing for more efficient staffing which resulted in a lower overhead rate. Cost of product revenues increased 16.0% to $21.6 million for the six months ended June 30, 2005 from $18.5 million in the same period in 2004.  Contributing to higher costs were increases in reserve provisions to end of life certain older products and the recognition of costs associated with purchased residual interests in Omnicell equipment covered by multi-year payment agreements financed by a third party.  In addition, the benefits of sourcing components and sub assemblies from China are expected to provide increased cost savings through the remainder of the year.

Gross profit on product revenue was $11.7 million, or 53.8% of product revenues for the three months ended June 30, 2005, as compared to $14.0 million, or 60.1% of product revenues in the same period in 2004.  Gross profit on product revenue was $22.9 million, or 51.5% of product revenues for the six months ended June 30, 2005, as compared to $27.0 million, or 59.4% of product revenues in the same period in 2004.  The factors driving product gross margins lower are the same factors noted above with regard to cost increases as a percentage of revenue.  We expect that component cost savings from our China sourcing strategy and a better product mix as our software products grow as a percent of our business will enable our gross margins to remain at second quarter 2005 levels or improve slightly.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service and other revenues	$6,846	$5,827	$12,855	$11,429
Cost of service and other revenues	2,286	2,185	5,123	4,206
Gross Profit on Service and Other Revenues	$4,560	$3,642	$7,732	$7,223

Service and Other Revenues. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased 17.0% to $6.8 million for the three months ended June 30, 2005 from $5.8 million in the same period in 2004.  Service and other revenues increased 12.0% to $12.9 million for the six months ended June 30, 2005 from $11.4 million in the same period in 2004. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems and an increase in support service contracts. Also contributing to the increase was a growth in our Professional Services consulting practice which is tied to the installation of certain of our software product offerings.

Cost of Service and Other Revenues. Cost of service and other revenues increased 5.0% to $2.3 million for the three months ended June 30, 2005 from $2.2 million in the same period in 2004.  Cost of service and other revenues increased 22% to $5.1 million for the six months ended June 30, 2005 from $4.2 million in the same period in 2004. The increase is due to costs associated with the growth of certain of our emerging product lines for installation and support services and for increased material costs used in supporting the installed base.

For the three months ended June 30, 2005, gross margin on service and other revenues was $4.6 million, or 66.6% of service and other revenues as compared to $3.6 million, or 62.5% of service and other revenues in the same period in 2004. The increase in gross margin on services and other revenues for the three months ended June 30, 2005 was a result of higher revenues from our professional service group and lower material costs associated with providing traditional service under service contracts as some service upgrade programs for our installed base that were material intensive were completed.

For the six months ended June 30, 2005, gross margin on service and other revenues was $7.7 million, or 60.1% of service and other revenues as compared to $7.2 million, or 63.2% of service and other revenues in the same period in 2004.  The decrease in gross margin on service and other revenues for the six months ended June 30, 2005 is due to the high material costs incurred during the first quarter of 2005 to implement required system upgrades in the installed base that are covered under our service agreements and were not place in 2004.  We also experienced increases in the overhead costs of our service organization as we put in place the infrastructure necessary to support some of our emerging products that began shipping in volume in the latter part of 2004.

Operating Expenses

Comparison of the three and six months ended June, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Research and development	$2,732	$1,837	$5,441	$4,203
Selling, general and administrative	13,563	13,218	30,705	25,094
Restructuring and other charges	—	171	406	171
Total operating expenses	$16,295	$15,226	$36,552	$29,468

Research and Development. Research and development expenses increased 49.0% to $2.7 million for the three months ended June 30, 2005, from $1.8 million in the same period in 2004. Research and development expenses increased 29.0% to $5.4 million for the six months ended June 30, 2005, from $4.2 million in the same period in 2004. The increase was due primarily to increased spending on software development cost for product documentation, integration of acquired technology, and engineering endeavors to improve on product quality and reliability.

Research and development expenses increased as a percentage of total revenues to 9.6% in the three months ended June 30, 2005 compared to 6.3% in the same period in 2004.  Research and development expenses increased as a percentage of total revenues to 9.5% in the six months ended June 30, 2005 compared to 7.4% in the same period in 2004. We expect research and development expenses to remain at similar levels during the remainder of 2005 in order to support continued new product development and research activities.

Selling, General and Administrative. Selling, general and administrative costs increased 3.0% to $13.6 million for the three months ended June 30, 2005 from $13.2 million for the same period in 2004.Selling, general and administrative costs increased 22.0% to $30.7 million for the six months ended June 30, 2005 from $25.1 million for the same period in 2004, an increase of $5.6 million.

Approximately $2.0 million of the increase reflects costs associated with an increase in sales headcount from the prior year.  In addition, during the first quarter of 2005, we incurred $1.5 million in costs associated with our previously announced reduction in force, $0.4 million of which is included in restructuring and other charges.  An additional $1.2 million in costs reflects increased accounting, legal and regularly compliance fees, and $0.6 million was due to the write off of costs associated with abandoned acquisitions. The remainder of the cost increase is primarily a result of a significant increase in the size of our sales force in the second half of 2004 as we divided the sales force into separate supply products and medication products sales forces.  Total selling headcount increased from 30 to 35 sales reps to 50 to 55 sales representatives.

Restructuring and Other Charges. In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction. As part of this restructuring, we reduced our headcount by approximately 6.0% or 28 employees, including 4 in research and development, and 24 in selling, general and administrative positions.

Provision for Income Taxes

Comparison of the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Provision for income taxes	$17	$104	$34	$201

The income tax provision for the six months ended June 30, 2005 consists solely of state minimum taxes due to the year-to-date loss.  The income tax provision for the six months ended June 30, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first six months of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryforwards.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the dollar value of such systems that have not shipped but for which we have purchase orders, and which we believe will be installed within the next 12 months. We have made significant efforts to increase our backlog each quarter and reduce our reliance on “turns” business.  Turns business represents customer orders received and installed in the same quarter and by their nature, results in excessive work being done during the third month of the quarter which becomes unpredictable and more expensive.  We intend to continue to build our product backlog and believe that having visibility to two quarters of product revenue in backlog will enable us to operate more efficiently, improve predictability of results and maximize customer satisfaction.  Our product backlog increased $8.7 million to $53.9 million as of June 30, 2005, from $45.2 million as of March 31, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $28.0 million as of June 30, 2005 compared to $30.6 million as of December 31, 2004. Our funds are currently invested in institutional money market funds and U.S. commercial and government debt securities.

Net cash used by operating activities was $3.5 million during the first six months of 2005 compared to $2.2 million of cash provided in the same period in 2004. Net loss was $5.7 million during the first six months of 2005 compared to net income of $4.7 million in the same period in 2004. The decrease in cash flow from operating activities resulted primarily from the net loss, as well as from increased inventories, accounts receivables and a reduction in accrued liabilities.  Inventories increased by $1.4 million during the period primarily as a result of inventory build up for expected customer orders that were not shipped during the period. We expect that most of the orders will be shipped during the third and fourth quarters of 2005.

We generated $6.2 million of cash in investing activities in the six months ended June 30, 2005, compared to $11.4 million cash used in the same period in 2004. Net maturities of short-term investment were $7.4 million during the first six months of 2005, as  compared to net purchases of $7.2 million in during the first six months of 2004.  Additionally, capital expenditures were $0.9 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.

We generated $2.1 million from financing activities in the six months ended June 30, 2005, as compared with $4.9 million generated in the first six months of 2004. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

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

We have net operating lease commitments of $6.3 million payable when due through 2009 as follows (in thousands):

2005 (remaining six months)	$879
2006	1,631
2007	1,504
2008	1,588
2009	685
Total minimum lease payment	$6,287

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

Our medication and supply dispensing systems represent only one  approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We cannot assure you that we will continue to be successful in marketing our medication and supply dispensing systems or that the level of market acceptance of such systems will be sufficient to generate operating income.

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

In addition, and in part as a result of the aforementioned complexities inherent in larger transactions, our average installation times have increased for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers could also cause a reduction in our revenue for a given quarter. In addition, the larger, more complex transactions often require us to include negotiated contractual terms that have the effect of delaying revenue recognition under the accounting rules that apply to us.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of Omnicell PharmacyCentral, SafetyMed and ScanREQ, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

We had net loss of $5.0 million in 2002 and net income of $7.3 million in 2003.  While we were profitable with net income of $10.6 million for the year ended December 31, 2004, we had a net loss of $5.7 million for the six months ended June 30, 2005. Therefore, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to June 30, 2005, our common stock has traded between $6.13 and $14.60 per share.  The market price for shares of our common stock has been and may continue to be highly volatile.  In addition, our announcements or external events may have a significant impact on the market price of our stock.  These announcements or external events may include:

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

We frequently grant stock options to our employees and other individuals. At June 30, 2005, we had options outstanding for 6,196,409 shares of our common stock at option exercise prices ranging from $1.20 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

We currently account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion 25”) and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The revision, “SFAS 123R –Share-Based Payment,” is effective for reporting periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006.  SFAS 123R supersedes APB Opinion 25, and will require companies to recognize compensation, using the fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans.  We expect to adopt SFAS 123R on January 1, 2006.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described more fully in Note 1, “Organization and Summary of Significant Accounting Policies.” The Company expects that the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it is not expected to  have an impact on  our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to the timing of the release of SFAS 123R, we have  not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations, nor the method of adoption for this new standard.

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

As a part of our business strategy, during the past few years we acquired SafetyMed, Omnicell PharmacyCentral and SecureVault and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies.  In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of June 30, 2005 the balance of our unsold leases to U.S. government customers was $3.6 million.

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

We have agreements with various group purchasing organizations, such as AmeriNet, Inc., Broadlane, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

If our Omnicell PharmacyCentral, SafetyMed and OptiFlex solutions do not achieve market acceptance, our sales and operating results will be affected.

We acquired three new products solutions, Omnicell PharmacyCentral, SafetyMed and OptiFlex, all of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval, bedside automation and open supply management. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful  in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral, SafetyMed and OptiFlex requires interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, these products, or our future products, if any, may be regulated in the future. A requirement for FDA approval could reduce the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, (JCAHO) in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2005.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness regarding revenue recognition identified by the same evaluation conducted at December 31, 2004 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 were completed, and therefore our disclosure controls and procedures as of June 30, 2005 were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Controls Over Financial Reporting.  During the first quarter of 2005, we implemented additional internal controls intended to ensure we recognize revenue only on contracts that we have executed before the end of the period.  During the period ended June 30, 2005, we completed the documentation of such process in order to fully remediate this process identified as a material weakness at December 31, 2004.  Other than the completion of the documentation of these additional internal controls, there were no significant changes in our internal controls over financial reporting during the period  ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 24, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for three new Class I directors to serve until the Annual Meeting of Stockholders in 2008 were submitted to our stockholders for election, and a proposal to ratify the selection of Ernst & Young LLP as independent auditors of Omnicell for the fiscal year ending December 31, 2005 was submitted to our stockholders for election.

Management’s nominee for director, Mary E. Foley, was elected by the following vote:

For: 23,124,463

Withheld: 797,065

Management’s nominee for director, Randy D. Lindholm, was elected by the following vote:

For: 21,238,601

Withheld: 2,682,927

Management’s nominee for director, Sara J. White, was elected by the following vote:

For: 23,123,179

Withheld: 798,349

Management’s nominee for director, William H. Younger, Jr., was elected by the following vote:

For: 21,263,033

Withheld: 2,658,495

Randall A. Lipps, Brock D. Nelson, Kevin L. Roberg, John D. Stobo, Donald C. Wegmiller and Joseph E. Whitters also continued to serve as directors after the annual meeting. Messrs. Lipps, Nelson and Whitters will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2006. Messrs. Roberg, Stobo and Wegmiller will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2007.

The proposal to ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005 was approved by the following vote:

For:  23,727,641

Against: 148,993

Abstain:  44,894

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

Date: August 9, 2005
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