Form 10-Q/A
period 2005-06-30
OMNICELL INC /CA/
filed 2005-11-09
CIK 926326

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

As of October 31, 2005 there were 26,233,507 shares of the Registrant’s Common Stock outstanding.

Explanatory Note

Omnicell, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005 to (1) restate the full text of the Quarterly Report as originally filed, (2) amend and restate the Exhibit Index in Item 6, and (3) correct an inadvertent error in and refile Exhibits 31.1 and 31.2.

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