Form 10-Q
period 2005-09-30
OMNICELL INC /CA/
filed 2005-11-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005 there were 26,233,507 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,500	$19,482
Short-term investments	2,008	11,117
Accounts receivable, net	30,204	21,967
Inventories	14,934	14,592
Receivables subject to a sales agreement	2,987	2,878
Prepaid expenses and other current assets	8,438	7,730
Total current assets	88,071	77,766
Property and equipment, net	4,994	5,660
Long-term receivables subject to sales agreement	1,651	3,224
Purchased intangibles	2,798	3,679
Goodwill	2,450	2,127
Other assets	3,691	7,035
Total assets	$103,655	$99,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,989	$4,489
Accrued liabilities	12,215	12,918
Deferred service revenue	16,625	13,922
Deferred gross profit	12,179	7,846
Obligation resulting from sale of receivables	2,987	2,878
Total current liabilities	48,995	42,053
Long-term obligation resulting from sale of receivables	1,651	3,224
Other long-term liabilities	250	517
Stockholders’ equity	52,759	53,697
Total liabilities and stockholders’ equity	$103,655	$99,491

(1)                                 Derived from the December 31, 2004 audited consolidated balance sheet.

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	$24,194	$26,767	$68,688	$72,374
Service and other revenues	6,494	5,967	19,349	17,396
Total revenues	30,688	32,734	88,037	89,770
Cost of revenues:
Cost of product revenues	10,572	11,344	32,157	29,881
Cost of service and other revenues	2,226	2,302	7,349	6,508
Total cost of revenues	12,798	13,646	39,506	36,389
Gross profit	17,890	19,088	48,531	53,381
Operating expenses:
Research and development	2,143	2,476	7,584	6,679
Selling, general and administrative	14,446	13,325	45,152	38,419
Restructuring and severance charges	—	—	406	171
Total operating expenses	16,589	15,801	53,142	45,269
Income (loss) from operations	1,301	3,287	(4,611)	8,112
Interest and other income	156	105	404	266
Interest and other expense	(6)	(12)	(35)	(70)
Income (loss) before provision for income taxes	1,451	3,380	(4,242)	8,308
Provision for income taxes	36	124	69	325
Net income (loss)	$1,415	$3,256	$(4,311)	$7,983

Net income (loss) per share—basic	$0.05	$0.13	$(0.17)	$0.32

Net income (loss) per share—diluted	$0.05	$0.12	$(0.17)	$0.29

Weighted average shares outstanding—basic	26,101	25,038	25,792	24,697

Weighted average shares outstanding—diluted	27,297	27,571	25,792	27,809

See accompanying notes.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net (loss) income	$(4,311)	$7,983
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,185	2,923
Loss on the sale of property and equipment	3	61
Stock-based compensation	—	70
Changes in operating assets and liabilities:
Accounts receivable, net	(8,237)	(2,891)
Inventories	(342)	(8,414)
Prepaid expenses and other current assets	(817)	(3,100)
Other assets	4,917	(973)
Accounts payable	500	5,413
Accrued liabilities	(594)	(4,252)
Deferred service revenue	2,703	2,211
Deferred gross profit	4,333	(1,902)
Other long-term liabilities	(1,840)	(125)
Net cash used in operating activities	(500)	(2,996)
Investing activities:
Acquisition of intangible assets and intellectual property	(323)	(1,352)
Acquisition of privately held company, net of cash acquired	(1,000)
Purchases of short-term investments	(1,564)	(20,135)
Maturities of short-term investments	10,701	17,942
Purchases of property and equipment	(1,645)	(3,046)
Investment in privately held company	—	(63)
Proceeds from the sale of property and equipment	4	23
Net cash provided by (used in) investing activities	7,173	(7,631)
Financing activities:
Proceeds from issuance of common stock	3,345	7,806
Repayment of note payable	—	(305)
Net cash provided by financing activities	3,345	7,501
Net increase (decrease) in cash and cash equivalents	10,018	(3,126)
Cash and cash equivalents at beginning of period	19,482	24,499
Cash and cash equivalents at end of period	$29,500	$21,373

Supplemental cash flow information:
Cash paid for interest	$8	$
Cash paid for income taxes	$41	$567

See accompanying notes.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting

Description of the Company

Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our broad range of solutions is designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff.  Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. Each of these systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. In 2002, we acquired two products, a central pharmacy storage and retrieval solution, now marketed as Omnicell PharmacyCentral, and SafetyMed, a mobile workflow and patient safety platform. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open and integrated systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell under the product name SecureVault. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRx, Omnicell PharmacyCentral, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we offer OmniBuyer, our Web-based procurement application, for materials management decision makers.

 In August 2005, we opened a new research and development facility in India, established as a wholly-owned subsidiary, Omnicell (India) Private Limited.  The initial staff is comprised of about 30 individuals that transferred as a unit from the third party service provider that we had been doing business with for over a year.  There are currently nine active development projects underway and an extensive quality assurance team in place.  We believe that our new operation gives us access to an excellent talent base, and in conjunction with our domestic team, will enable us to scale our research and development and service investments most efficiently for the foreseeable future.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include Omnicell and our wholly-owned subsidiaries, Omnicell India Private Limited, APRS, Inc., Omnicell HealthCare Canada, Inc. and BCX Technology, Inc.  All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2005 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2004 has been derived from our audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with our December 31, 2004 audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 is not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2005.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms. Our products are primarily sold to customers and to distributors. We perform ongoing credit evaluations of our customers and maintain reserves for credit losses.  Credit is extended based on such evaluations and collateral is generally not required. Credit losses have not traditionally been material and such losses have been within management’s expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility. We assess collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our customers, current events and circumstances regarding the business of our customers and other factors that we believe are relevant.

Revenues generated from customers in North America for the three months ended September 30, 2005 and 2004 equaled 99.8% and 99.8% of total revenues, respectively.  Revenues generated from customers in North America for the nine months ended September 30, 2005 and 2004 equaled 99.5% and 98.1% of total revenues in each period, respectively. No single customer accounted for more than 10.0% of total revenues for the three or nine months ended September 30, 2005.  There was no customer that accounted for more than 10.0% of total revenues in the same period last year.  One leasing company accounted for 6.0% of trade accounts receivable at September 30, 2005. The same leasing company accounted for 12.0% of trade accounts receivable at December 31, 2004.

Goodwill and Purchased Intangible Assets

We measure goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized for the three and nine months ended September 30, 2005 and 2004. We had goodwill of $2.4 million and an intangible asset with an indefinite life of $0.2 million at September 30, 2005.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three and nine months ended September 30, 2005 and 2004.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, Omnicell has no obligation to the leasing company once the receivable is sold. At September 30, 2005 and 2004, accounts receivable included approximately $3.4 million and $4.5 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of September 30, 2005 and December 31, 2004, the balance of our unsold leases to U.S. government customers was $4.0 million and $3.7 million respectively.

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

Revenues from our Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three and nine months ended September 30, 2005 and 2004, and are included in product and service and other revenue.

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

Research and Development Expenses

Our policy is to expense research and development costs as incurred, other than certain software development costs. Our research and development expenses include engineering and development salaries, wages and benefits, prototyping and laboratory expenses, consulting expenses and engineering-related facilities and overhead charges. Most of the research and development expenses are personnel or facilities-related and are relatively fixed. Prototyping and consulting expenses vary depending on the stage of completion of various engineering and development projects.

Software Development Costs

Development costs related to software implemented in our medication and supply dispensing systems and incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products ranging from three to five years.

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of September 30, 2005 and December 31, 2004, the balance of capitalized software development costs was approximately $1.6 million and $1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.3 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.

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

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2005 consists of federal alternative minimum tax and state income and state minimum taxes.  The income tax provision for the nine months ended September 30, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first nine months of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryforwards.

Stock-Based Compensation

Until we adopt SFAS 123R, “Share Based Payment” (“SFAS 123R”), the revision of SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), we will continue to follow SFAS No. 123 to account for share-based payments to employees using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”). Under APB Opinion 25, the intrinsic value method of accounting, we generally recognize no compensation cost for employee stock options.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss) as reported	$1,415	$3,256	$(4,311)	$7,983
Plus: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	57	—	67
Less: Total stock-based employee compensation expense determined using the fair value method for all awards, net of related tax effects	(1,958)	(1,912)	(6,067)	(6,043)
Net (loss) income pro forma	$(543)	$1,401	$(10,378)	$2,007
Net income (loss) per share - basic as reported	$0.05	$0.13	$(017)	$0.32
Net (loss) income per share - basic pro forma	$(0.02)	$0.06	$(0.40)	$0.08
Net income (loss) per share - diluted as reported	$0.05	$0.12	$(0.17)	$0.29
Net (loss) income per share - diluted pro forma	$(0.02)	$0.05	$(0.40)	$0.07

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 requires the use of a management approach in identifying segments of an enterprise. We derive the majority of our revenues from medication and supply cabinet-based systems, which are treated as one segment for purposes of SFAS 131. These systems are similar in terms of their shared multiple common assemblies and subassemblies, as well as their basic operation and visual characteristics, and are used by hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. We have two operating segments: the medication and supply dispensing systems and the e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2005 and 2004, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. Our Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues for the three and nine months ended September 30, 2005 and 2004.

Net Income (loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share for the nine months ended September 30, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net income (loss) per share for the nine months ended September 30, 2005 and 2004 was 3,449,776 and 492,078, respectively, with exercise prices between $9.05 and $20.00.

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2005	2004	2005	2004
Basic:
Net income (loss)	$1,415	$3,256	$(4,311)	$7,983

Weighted average shares of common stock outstanding	26,101	25,038	25,792	24,697
Weighted average shares outstanding-basic	26,101	25,038	25,792	24,697
Net income (loss) per share	$0.05	$0.13	$(0.17)	$0.32
Diluted:
Net income (loss)	$0.05	$0.12	$(0.17)	$7,983

Weighted average shares of common stock outstanding	26,101	25,038	25,792	24,697
Plus: Dilutive effect of employee stock options and warrants	1,196	2,533	—	3,112
Weighted average shares outstanding-diluted	27,297	27,571	25,792	27,809
Net income (loss) per share	$0.05	$0.12	$(0.17)	$0.29

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

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee.  BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, we acquired the rights to ScanREQ, a state-of-the-art touch screen monitor and bar code scanning system now branded as OptiFlex open and integrated systems. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from our reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, and $1.0 million, including $0.5 million relating to the achievement of performance milestones in 2003 paid in January 2004 and $0.3 million relating to the achievement of performance milestones in 2004 paid in January 2005. In connection with the acquisition, we also assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs.  Additionally, the acquisition agreement requires us to pay up to $0.7 million by January 1, 2006 if certain performance milestones are achieved in 2005.  We allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values.

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

(1)                                 Includes trade name of $231,000

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

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the SecureVault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions consist of the following (in thousands):

	September 30, 2005	December 31, 2004	Amortization Life
Customer base	$244	$244	5 years
Backlog	—	163	6 months
Service contracts	268	268	5 years
Acquired technology	4,684	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196	5,359
Accumulated amortization	(2,629)	(1,911)
Net purchased intangible assets	2,567	3,448
Trade name	231	231	Indefinite
Net purchase intangible asset with indefinite lives	231	231
Net total purchased intangible assets	$2,798	$3,679

Estimated future amortization expense of the purchased intangible assets at September 30, 2005 is as follows (in thousands):

2005 (remaining 3 months)	$294
2006	1,028
2007	763
2008	449
2009	33
Total	$2,567

Note 3. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms. For the three and nine months ended September 30, 2005, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $11.7 million and $32.3 million, respectively. For the three and nine months ended September 30, 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $13.1 million and $29.5 million, respectively.

We typically sell the customers’ multi-year payment agreements to a third-party leasing company.   For the three and nine months ended September 30, 2005, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $10.6 million and $31.2 million, respectively. For the three and nine months ended September 30, 2004, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $12.6 million and $27.7 million, respectively.

We have no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the noncancelable multi-year payment term. At September 30, 2005 and December 31, 2004, accounts receivable included $3.4 million and $3.1 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30, 2005	December 31 2004
Raw materials	$10,806	$10,512
Work-in-process	117	409
Finished goods	4,011	3,671
Total	$14,934	$14,592

During the first quarter of 2005, we increased our provision for excess and obsolete inventories by $1.3 million.  The increase in the provision was due primarily to charges taken to end of life certain older products.

Note 5. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off.  The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement.  The value of purchased residuals as of September 30, 2005 and December 31, 2004 was $0.3 million and $0.9 million, respectively, and is recorded in other assets

Note 6. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2005	December 31, 2004

Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$15,483	$10,459
Cost of sales, excluding installation costs	(3,304)	(2,613)
Total	$12,179	$7,846

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

Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by us of technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, their software products will be free from defects in media or workmanship. From time to time, it may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, our standard policy is to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states and for many state and local government-run hospitals, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

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

Note 8. Comprehensive Income (loss)

The following are the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,415	$3,256	$(4,311)	$7,983
Unrealized loss on short-term investments	(7)	16	(28)	(8)
Comprehensive income (loss)	$1,408	$3,272	$(4,339)	$7,975

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

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into six geographic regions in the United States. We sell through distributors in Asia, Australia, Europe, the Middle East, and South America and through a sales agent in Canada. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility. In August of 2005, we opened a facility in Bangalore, India and established a wholly owned subsidiary, Omnicell Corporation (India) Private Limited.  The function of this entity will initially be focused on software product development but may expand into other operations over time.  The subsidiary is staffed by a workforce of approximately 30 engineers that transferred to Omnicell from the third party contractor that had been supplying these development resources in the past.  There are currently nine active development projects underway and an extensive quality assurance team in place.  We believe that our new operation gives us access to an excellent talent base, and in conjunction with our domestic team, will enable us to scale our research and development and service investments most efficiently for the foreseeable future.

We recognize revenue when our medication and supply dispensing systems are installed. Installation generally takes place three to six months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of Omnicell systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customers pace. This has resulted in Omnicell growing product backlog which has the benefit of enabling Omnicell to operate more efficiently and predictably.

In 2005, we have been focusing on running our business more efficiently, cost effectively, and with greater emphasis on market share expansion. We believe that a key to realizing these efficiencies is to improve the linearity of our business within the quarter.  By growing backlog we can maintain a more predictable level of production in our factories and more predictable installation schedules for ourselves and our customers. This will help us become a lower cost supplier which enables us to compete more aggressively in the marketplace and deliver better shareholder value.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting. Preparing these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, bad debts, inventories, intangible assets, equity investments and income taxes. Management bases its estimates on historical experience and on judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

Results of Operations

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2005 and 2004, expressed as a percentage of total revenues for these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product revenues	78.8%	81.8%	78.0%	80.6%
Service and other revenues	21.2	18.2	22.0	19.4
Total revenues	100.0	100.0	100	100.0
Cost of revenues:
Cost of product revenues	34.4	34.7	36.5	33.3
Cost of service and other revenues	7.3	7.0	8.3	7.2
Total cost of revenues	41.7	41.7	44.8	40.5
Gross profit	58.3	58.3	55.2	59.5
Operating expenses:
Research and development	7.0	7.6	8.6	7.4
Selling, general, and administrative	47.1	40.7	51.3	42.8
Restructuring and severance charges	0.0	0.0	0.5	0.2
Total operating expenses	54.1	48.3	60.4	50.4
Income (loss) from operations	4.2	10.0	(5.2)	9.1
Interest and other income	0.5	0.3	0.5	0.3
Interest and other expense	0.0	0.0	0.0	0.0
Income before provision for income taxes	4.7	10.3	(4.8)	9.4
Provision for income taxes	0.1	0.4	0.1	0.4
Net income (loss)	4.6%	9.9%	(4.9)%	9.0%

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product Revenues :
Product revenues	$24,194	$26,767	$68,688	$72,374
Cost of product revenues	10,572	11,344	32,157	29,881
Gross Profit on Product Revenues	$13,622	$15,423	$36,531	$42,493

Product Revenues. Product revenues decreased 10.0% to $24.2 million for the three months ended September 30, 2005 from $26.8 million in the same period in 2004.  Product revenues decreased 5.0 % to $68.7 million for the nine months ended September 30, 2005 from $72.4 million in the same period in 2004. These decreases in product revenues are a result of our focus on providing a better customer experience and becoming a more efficient and predictable supplier of automation products.   We have chosen to take a more linear approach to installing product throughout the quarter and removed all incentives internal to Omnicell as well as with customers to encourage our customers to expedite product installations.  This has allowed backlog to grow by $15.2 million since the end of fiscal 2004 due to slowing installations and working at the customers’ pace to ensure a better customer experience.

Over the past year, there has been some price compression in our medication cabinet business as we compete for new customers interested in changing their supplier for automation products.  We believe that customers in our industry rarely change vendors and that when such an opportunity is available, we should compete aggressively and provide customers some additional discounts on initial purchases to offset the cost of changing suppliers. We believe that this will enable us to capture market share that will provide a revenue stream over time as hospitals continue to deploy automation products throughout the hospital.

Cost of Product Revenues. Cost of product revenues consists primarily of direct materials, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.

Cost of product revenues decreased 7.0% to $10.6 million for the three months ended September 30, 2005 from $11.3 million in the same period in 2004. This decrease is a result of lower sales, higher margins on larger contracts, and less costs associated with purchase residual interest in Omnicell’s equipment covered by multi-year payment agreements financed by third party. Also, contributing to a lower cost was a reduction in overhead which resulted from a more linear production due to higher backlog. Cost of product revenues increased 8.0% to $32.2 million for the nine months ended September 30, 2005 from $29.9 million in the same period in 2004.  Contributing to higher costs were a change in product mix, offset by a lower material cost as a result of our China sourcing strategy, increases in reserve provisions to end of life certain older products and inventory growth, and a reduction of overhead which was a result of having fewer large installations at quarter end.   The benefits of sourcing components and sub assemblies from China are expected to provide increased cost savings through the remainder of the year.

Gross profit on product revenue was $13.6 million, or 56.3% of product revenues for the three months ended September 30, 2005, as compared to $15.4 million, or 57.6% of product revenues in the same period in 2004.  Gross profit on product revenue was $36.5 million, or 53.2 % of product revenues for the nine months ended September 30, 2005, as compared to $42.5 million, or 58.7% of product revenues in the same period in 2004.  The factors driving product gross margins lower are the same factors noted above with regard to cost increases as a percentage of revenue.  We expect that component cost savings from our China sourcing strategy and a better product mix as our software products grow as a percent of our business will enable our gross margins to remain at third quarter 2005 levels or improve slightly.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service and other revenues	$6,494	$5,967	$19,349	$17,396
Cost of service and other revenues	2,226	2,302	7,349	6,508
Gross Profit on Service and Other Revenues	$4,268	$3,665	$12,000	$10,888

Service and Other Revenues. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased 9.0 % to $6.5 million for the three months ended September 30, 2005 from $6.0 million in the same period in 2004.  Service and other revenues increased 11.0% to $19.3 million for the nine months ended September 30, 2005 from $17.4 million in the same period in 2004. The increase in service and other revenues was primarily due to the increased growth in service and maintenance contracts as product sales increase and our customer base grows. Also contributing to the increase was a growth in our Professional Services consulting practice which is tied to the installation of certain of our software product offerings.

Cost of Service and Other Revenues. Cost of service and other revenues decreased 3.0% to $2.2 million for the three months ended September 30, 2005 from $2.3 million in the same period in 2004. The decrease is primarily due to less material required to support the installed based during 2005. Cost of service and other revenues increased 13.0 % to $7.3 million for the nine months ended September 30, 2005 from $6.5 million in the same period in 2004. The increase is due to costs associated with the growth of certain of our emerging product lines for installation and support services and for increased material costs used in supporting the installed base.

For the three months ended September 30, 2005, gross margin on service and other revenues was $4.3 million, or 65.7% of service and other revenues as compared to $3.7 million, or 61.4% of service and other revenues in the same period in 2004. The increase in gross margin on services and other revenues for the three months ended September 30, 2005 was a result of higher revenues from our professional service group and lower material costs associated with providing traditional service under service contracts as some service upgrade programs for our installed base that were material intensive were completed.

For the nine months ended September 30, 2005, gross margin on service and other revenues was $12.0 million, or 62.0% of service and other revenues as compared to $10.9 million, or 62.6% of service and other revenues in the same period in 2004.  The decrease in gross margin on service and other revenues for the nine months ended September 30, 2005 is due to the high material costs incurred during the first quarter of 2005 to implement required system upgrades in the installed base that are covered under our service agreements and were not place in 2004.  We also experienced increases in the overhead costs of our service organization as we put in place the infrastructure necessary to support some of our emerging products that began shipping in volume in the latter part of 2004.

Operating Expenses

Comparison of the three and nine months ended September, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Research and development	$2,143	$2,476	$7,584	$6,679
Selling, general and administrative	14,446	13,325	45,152	38,419
Restructuring and other charges	—	—	406	171
Total operating expenses	$16,589	$15,801	$53,142	$45,269

Research and Development. Research and development expenses decreased 13.0% to $2.1 million for the three months ended September 30, 2005, from $2.5 million in the same period in 2004. The decrease is primarily due to the opening of Omnicell India Private Ltd., during the third quarter of 2005.  By opening our own operations in India and acquiring an intact workforce from our third party supplier, we are able to gain access to a large pool of talent at significantly lower costs than we incur locally.  We anticipate reinvesting these savings and growing our presence in India over the coming quarters and years.

Research and development expenses increased 14.0% to $7.6 million for the nine months ended September 30, 2005, from $6.7 million in the same period in 2004. The increase was due primarily to increased spending on software development cost for product documentation, integration of acquired technology, and engineering endeavors to improve on product quality and reliability.  Research and development expenses decreased as a percentage of total revenues to 7.0% in the three months ended September 30, 2005 compared to 7.6% in the same period in 2004.  Research and development expenses increased as a percentage of total revenues to 8.6% in the nine months ended September 30, 2005 compared to 7.4% in the same period in 2004. We expect research and development expenses to slightly decrease during the remainder of 2005 due to the opening of Omnicell (India) Private Ltd.

Selling, General and Administrative. Selling, general and administrative costs increased 8.0% to $14.4 million for the three months ended September 30, 2005 from $13.3 million for the same period in 2004.  Selling, general and administrative costs increased 18.0% to $45.2 million for the nine months ended September 30, 2005 from $38.4 million for the same period in 2004.

Approximately $3.8 million of this increase reflects additional selling costs resulting from increased sales headcount and commissions payments. Total selling headcount increased from approximately 35 sales representatives in the second quarter of 2004 to 55 sales representatives at the end of the third quarter of 2005.  In addition, during the first quarter of 2005, we incurred $1.5 million in costs associated with our previously announced reduction in force, $0.4 million of which is included in restructuring and other charges. An additional $1.2 million in costs reflects increased accounting, legal and regularly compliance fees, and $0.6 million due to the write off of costs associated with abandoned acquisitions.

Restructuring and Other Charges. In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction. As part of this restructuring, we reduced our headcount by approximately 6.0% or 28 employees, including four in research and development, and 24 in selling, general and administrative positions.

Provision for Income Taxes

Comparison of the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Provision for income taxes	$36	$124	$69	$325

The income tax provision for the nine months ended September 30, 2005 consists of federal alternative minimum tax and state income and state minimum taxes. The income tax provision for the nine months ended September 30, 2004 consisted of both federal and state alternative minimum taxes and other state taxes.  The amount provided in the first nine months of 2004 was less than the combined U.S. federal and state statutory rates due to the recognition of federal and state net operating loss carryforwards.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site plus the dollar value of such systems that have not shipped but for which we have purchase orders and which we believe will be installed within the next 12 months We expect our product backlog will continue to grow slightly and believe that having visibility from two to two and a half quarters of product revenue in backlog will enable us to operate more efficiently, improve predictability of results and maximize customer satisfaction.  Our product backlog increased $8.2 million to $62.1 million as of September 30, 2005, from $53.9 million as of June 30, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $31.5 million as of September 30, 2005 compared to $28.0 million as of June 30, 2005, $26.3 million as of March 31, 2005 and $30.6 million as of December 31, 2004. Our funds are currently invested in institutional money market funds and U.S. commercial and government debt securities.

Net cash used by operating activities was $0.5 million during the first nine months of 2005 compared to $3.0 million of cash used in the same period in 2004. Net loss was $4.3 million during the first nine months of 2005 compared to net income of $8.0 million in the same period in 2004. The increased cash flows from operating activities in the 2005 period resulted from changes in operating assets and liabilities including lower inventory levels, increased accrued liabilities, deferred profit and the reduction in other assets for the $3.8 million of cash received in the first nine months of 2005 from the sale of a portion of our lease portfolio. These amounts were partially offset by increase in accounts receivables and prepaid expenses.

We generated $7.2 million of cash in investing activities in the nine months ended September 30, 2005, compared to $7.6 million cash used in the same period in 2004. Net maturities of short-term investment were $9.1 million during the first nine months of 2005, as compared to net purchases of $2.2 million in during the first nine months of 2004.  Additionally, capital expenditures were $1.6 million and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively.

We generated $3.3 million from financing activities in the nine months ended September 30, 2005, as compared with $7.5 million generated in the first nine months of 2004. Financing activities consisted of raising funds through issuances of our common stock primarily as a result of the exercise of employee stock options and stock issuances under the employee stock purchase plan.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances, we may decide that it is in our best interest to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

We have net operating lease commitments of $5.8 million payable when due through 2009 as follows (in thousands):

2005 (remaining three months)	$440
2006	1,631
2007	1,504
2008	1,588
2009	685
Total minimum lease payment	$5,848

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

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems has recently translated into larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers.  These larger and more complex deals often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. We cannot assure you that we will not experience delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform and ScanREQ, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

We had net loss of $5.0 million in 2002 and net income of $7.3 million in 2003.  While we were profitable with net income of $10.6 million for the year ended December 31, 2004, we had a net loss of $4.3 million for the nine months ended September 30, 2005. Therefore, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to September 30, 2005, our common stock has traded between $6.13 and $14.19 per share.  The market price for shares of our common stock has been and may continue to be highly volatile.  In addition, our announcements or external events may have a significant impact on the market price of our stock.  These announcements or external events may include:

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

We frequently grant stock options to our employees and other individuals. At September 30, 2005, we had options outstanding for 6,000,003 shares of our common stock at option exercise prices ranging from $1.20 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described more fully in Note 1, “Organization and Summary of Significant Accounting Policies.” The Company expects that the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it is not expected to have an impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We are currently evaluating the impact of this statement on our consolidated financial statements.

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

As a part of our business strategy, during the past few years we acquired an automated pharmacy storage and retrieval system, the SafetyMed platform, and SecureVault and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies.  In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of September 30, 2005 the balance of our unsold leases to U.S. government customers was $4.0 million.

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

We market three new products which were added through acquisitions, Omnicell PharmacyCentral, SafetyMed RN and OptiFlex, all of which we believe are competitive in their respective markets and will meet the demands of our customers for central pharmacy storage and retrieval, bedside automation and open and integrated supply management. Our current business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of Omnicell PharmacyCentral, SafetyMed RN and OptiFlex requires interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2005.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness regarding revenue recognition identified by the same evaluation conducted at December 31, 2004 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 were completed, and therefore our disclosure controls and procedures as of September 30, 2005 were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Controls Over Financial Reporting.  There was no significant change in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. Section 1350, as adopted).

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

Date: November 9, 2005
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
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002  (18 U.S.C. Section 1350, as adopted).

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