Form 10-K
period 2005-12-31
OMNICELL INC /CA/
filed 2006-03-16
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                  .

Commission file number: 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1201 Charleston Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 251-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated file ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $123.7 million. Shares of common stock held by each executive officer, director and each person who is known by the registrant to own 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Commission and is as of June 30, 2005.

This determination of affiliate status is not a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock was 26,554,776 as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 25, 2006 are incorporated by reference into Part III of this Form 10-K.

OMNICELL, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•       the extent and timing of future revenues;

•       the size and/or growth of our market or marketshare;

•       the opportunity presented by new products or emerging markets;

•       the operating margins or earnings per share goals we may set;

•       our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•       our estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1.                BUSINESS

General

Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our solutions for the healthcare industry are designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. Each of these systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data.

In 2002, we acquired two products, a central pharmacy storage and retrieval solution, now marketed as Omnicell PharmacyCentral, and SafetyMed, a mobile workflow and patient safety platform. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open and integrated systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell under the product name SecureVault™. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency. In August 2005, we opened a new research and development facility in India.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRx™, Omnicell PharmacyCentral, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we offer OmniBuyer®, our Web-based procurement application, for materials management decision makers.

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

The Institute of Medicine highlighted the prevalence of medical errors in a November 1999 report based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993. In March 2001, the Institute of Medicine issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care. In January 2003, the Institute of

Medicine released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management. On February 25, 2004, the Food and Drug Administration or FDA, published a final rule that requires linear bar codes on most prescription drugs. Drug manufacturers, repackagers, relabelers, and private label distributors are subject to the rule. The FDA estimates that the bar code rule, once implemented, will result in a 50% reduction in medication errors and 500,000 fewer adverse drug events over the next 20 years, $93 billion in cost savings, and other economic benefits.

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

Our Vision and Corporate Objectives

Our vision is to be a world class provider to the healthcare industry of solutions that enhance patient safety and increase operational efficiency. Our main corporate objectives are to:

•       provide the best customer experience in healthcare;

•       provide the best and most innovative customer solutions;

•       achieve consistent financial performance; and

•       engage people to make a difference.

Our Strategies

We pursue our vision and corporate objectives by focusing on the following strategies:

•       continue to leverage and extend our solutions to address the patient safety and cost-containment pressures facing healthcare facilities;

•       continue to collaborate with leading healthcare providers in the definition, development and deployment of our products and services;

•       continue to focus on clinical preference in the development of our solutions;

•       build our operational model around working at the customers pace to ensure that our product installations enable our customers to maximize the benefit of using our products.

•       further penetrate our installed customer base;

•       develop new solutions that enhance our customers’ existing systems by preserving, leveraging and upgrading their existing information systems;

•       develop additional strategic relationships with other healthcare and non-healthcare partners to enhance our product offerings, broaden our solution portfolio and increase our sales opportunities;

•       acquire select technologies and complementary businesses to either expand or enhance our existing products and services; and

•       work closely with the large healthcare Integrated Delivery Networks, or IDNs, to promote Omnicell’s capabilities in the medication management process and supply solutions and encourage standardization across their networks.

Omnicell Products and Services

Our primary automation solutions include medication dispensing systems, supply automation systems, a central pharmacy storage and retrieval system, a bar code medication packaging solution, a physician order management solution, a controlled substance inventory management system, a bedside automation solution and a Web-based procurement application.

Medication Dispensing Systems

Our OmniRx® medication dispensing systems consist of modular, secured and computerized cabinets and related software technology that manage and dispense medications. These systems are highly configurable and have high resolution color touch screens. Our color touch screens provide users with a Windows-based graphical interface that is suited for displaying a patient’s medical profile and Web-based clinical information. In addition, these systems have a broad range of dispensing technologies, including single-dose dispensers and drawers that support multiple levels of security by utilizing high security unit-dose modules and locking lids, medium security sensing lids and patented guiding lights. The systems are configured to support efficient workflow in all areas of the hospital including medical-surgical floors, intensive care units and emergency rooms.

Our single-dose dispensing module dispenses only the requested medication doses and is best suited for medications where regulatory guidelines mandate a highly controlled environment. Clinicians prefer this technology in high-security situations because it automates much of the logistical and documentation burden associated with dispensing controlled medications.

Supply Automation Systems

Our supply automation systems consist of modular, secure and computerized cabinets, open systems for managing medical-surgical supply inventories on open shelves and integrated systems for managing inventories of supplies stored on open shelves and/or within closed cabinets.

The cabinet-based, closed supply systems are comprised of one, two or three cells. Each cell is approximately two feet wide, six feet high and two feet deep with capacity of up to 120 stock-keeping units. Auxiliary cabinets can be added to the system to provide additional storage capacity. Various modules and drawer types are available to support a wide array of storage configurations.

The cabinet-based systems incorporate locked transparent doors that restrict access to the supplies contained inside. The user enters his or her identification number on a console and selects the appropriate patient name. Specific doors then open according to the security level of the user. Using our patented “See & Touch™” technology, the user is able to record supply utilization by pushing a dedicated reorder button on the shelf in front of the selected item.

Our OptiFlex open systems consist of the following products, which are designed to meet the specific needs of different areas of the hospital: OptiFlex MS for medical-surgical areas; OptiFlex CL for specialty areas such as the catheterization lab; and OptiFlex SS for the surgical services area. These products are easy-to-use, touch screen-based charge capture systems that are designed for clinical users who are busy caring for patients. The backbone of the OptiFlex product line is our inventory control module which is used in the materials management area. OptiFlex facilitates inventory management of medical-surgical supplies stored on open shelves and can also be used with closed cabinets. OptiFlex open systems provide a cost-effective, efficient way for hospitals to manage supplies stored on open shelves. Using a convenient flat-panel touch screen, the user touches the patient’s name or room number, then picks up the wireless bar code scanner and proceeds to the shelf location of the items to be removed. The scanner can be used to read either a bar code on the shelf location, or the product code on the item itself. OptiFlex integrated systems combine the ease of use of open-shelf bar code inventory management with the security of closed-cabinet inventory management.

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

OmniCenter®

OmniCenter is our computerized central server that processes transaction data to and from our medication and supply dispensing cabinets, recording each transaction by user, patient, item quantity, cost, date and time. OmniCenter enables the pharmacy and materials management departments to run reports automatically or on demand, indicating when to restock the systems and when to reorder medications and supplies. OmniCenter also permits the user to generate a wide range of standard and customized reports. As a diagnostic service, we are able to remotely access an installed OmniCenter server from our technical support center to monitor the status of the server and all installed medication and supply dispensing systems.

Omnicell PharmacyCentral

Omnicell PharmacyCentral is an automated pharmacy storage and retrieval system that enables hospital pharmacies to manage medication inventory in the central pharmacy, streamlining workflow for greater efficiency and improving inventory control. Omnicell PharmacyCentral combines the benefits of an automated medication carousel system with bar code technology and sophisticated distribution and workflow management software, helping pharmacists ensure that the right medications are stored in and retrieved from the right locations. With bar code label preparation and scanning, the system performs important verification checks throughout the medication management process.

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

SafetyMed RN

As part of our SafetyMed mobile clinical system platform, SafetyMed RN is a comprehensive nursing workflow automation system designed to improve medication safety. In addition to performing bar code checking at the patient bedside, SafetyMed RN automates many of the steps required to safely administer medications, improving nursing efficiency. The system allows the nurse to quickly determine the scheduled medications to be administered during a particular time period, facilitating the removal of medications from the automated medication cabinet. The system performs verification checks at the patient’s bedside when medications are administered. Nurses use a wireless, handheld scanning device to scan bar code information from the patient’s wristband, from the medication packaging and from their own identification badges.

OmniBuyer

OmniBuyer is our secure, Web-based procurement application that automates and integrates a healthcare facility’s requisition and approval processes. This application incorporates buyer-specific business rules, such as spending limits, negotiated pricing, approval routing and customized access profiles. In addition, OmniBuyer is integrated with the healthcare facility’s existing information systems, further streamlining the purchasing process. OmniBuyer is based on BuySite technology from Commerce One which we have customized to meet the complex needs of the healthcare industry. OmniBuyer provides a single online point of entry to meet the procurement needs of buyers at healthcare facilities. With OmniBuyer, our customers determine the specific suppliers, including manufacturers, distributors, marketplaces and exchanges, to which their buyers will have access.

Services

We provide two types of services in support of our automation solutions: integration services and post-installation technical support. We generate revenue from service contracts for post-installation technical support, which provides our customers with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service operations team.

Product Development

We commit significant resources to developing new products and technologies that bring value to our customers. Research and development expenses were $9.6 million, $9.1 million, and $9.0 million in the years ended December 31, 2005, 2004 and 2003, respectively, representing 7.9%, 7.3%, and 8.7% of total revenues in those years. In addition, development costs related to software implemented in our medication dispensing and supply automation systems and incurred subsequent to the establishment of technological feasibility, which were capitalized to be amortized to cost of product revenues, were $0.3 million and $1.8 million in 2005 and 2004, respectively. There were no costs capitalized in 2003.

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

Scalability is a key benefit of our product offerings and an area of continuous focus in our research and development activities. Our medication dispensing and supply automation systems deploy current industry standard Microsoft Windows 2000 Server operating software and Pentium®-class Intel® microprocessors. Our new cabinets use the XP operating system and the motherboard uses a VIA Technologies processor. The OmniCenter server is designed to support our systems, fully deployed, at the largest healthcare facilities.

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

The Omnicell PharmacyCentral workflow automation system is a Web-based application built using the industry standard Microsoft tools. The tools used are VB.NET, ASP.NET, and Microsoft SQL Server database running on Windows 2000 and Windows 2003 Server and Microsoft Internet Server. The product can be accessed through Microsoft Windows PC or the Pocket PC portable wireless devices. This second-generation software was first installed in June 2002 and is currently installed in twenty-two hospitals. Our legacy software, which dates back to 1997, runs on the Windows NT platform and uses a Sybase database and FoxPro, remains in six hospitals. We have upgraded other legacy accounts to the new software, and expect the six remaining hospitals to upgrade to our new software over time.

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

Sales and Customer Support

We market and sell our products and services to a variety of healthcare organizations, including hospitals and specialty care facilities. In the United States, we have a direct sales force of approximately 50 sales reps divided into separate medication and supply sales forces, both organized by geographic regions. In addition we have a Corporate Sales team focused on large Integrated Delivery Networks, or IDNs and a small inside sales team focused on inbound and outbound telemarketing to our installed base of customers that support our sales representatives. We sell through distributors in Europe, the Middle East, Asia and Australia and through a sales agent in Canada.

The sales cycle for our automation systems is long and can take in excess of 12 months. This is due in part to the cost of our systems and the number of people within a healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management and/or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable payment terms that reduce cash flow requirements. Typically, we sell our customers’ multi-year payment term receivables to a third-party leasing company. We have contracts with several group purchasing organizations, or GPOs, that enable us to sell our automation systems to GPO-member healthcare facilities. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc.

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

We offer technical support through our technical support center in Waukegan, Illinois, with some flow-through and specific product support provided by our outsource partner in India. The support center is staffed 24 hours a day, 365 days a year. We have found that two-thirds of all service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. In February 2005, we introduced our vSuite™ service programs which proactively monitor system status and alert service personnel to potential problems before they can lead to system failure. The vSuite programs include vDirector™, vCommander™ and vManager™. vDirector is the foundation level product for connectivity and monitoring system performance. It enables proactive remote monitoring of customer systems and tracks key performance parameters in a real-time manner. Over 200 hospitals have installed vDirector to date. vCommander™ provides a higher level of mission-critical support by monitoring Omnicell server platforms and interfaces. It ensures systems are operating within tolerance and detects various precursors to failure, such as hard disk and interface errors. vManager adds important software and platform lifecycle management functions, such as remote deployment and verification of Omnicell software upgrades, anti-virus updates, and operating system patches.

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

Competition

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform, and ScanREQ, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare) and Siemens Medical Solutions (a division of Siemens AG).

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

All of our operating system software is copyrighted and subject to the protection of applicable copyright laws. We have also obtained registration of Omnicell, the Omnicell logo, OmniBuyer, OmniCenter, OmniSupplier®, OmniRx, SecureVault and Sure-Med® trademarks through the United States Patent and Trademark Office. We are in the process of registering other trademarks in the United States and internationally. We seek to protect and enforce our rights in our patents, copyrights, service marks, trademarks, trade dress and trade secrets through a combination of laws and contractual restrictions, such as confidentiality and licensing agreements.

Employees

As of December 31, 2005 we had a total of 514 employees, including 65 in manufacturing, 94 in research and development, 75 in sales, 206 in customer service/field operations, 29 in marketing and 45 in general and administration positions. We also employ independent contractors and temporary personnel to support our development, marketing, customer support, field service and administration organizations. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage.

Executive Officers

The following table sets forth certain information as of March 1, 2006, about our executive officers:

Name	Age	Position
Randall A. Lipps	48	President, Chief Executive Officer, and Chairman of the Board of Directors
Robin G. Seim	46	Executive Vice President of Finance
James T. Judson	51	Vice President of Finance and Interim Chief Financial Officer
Gary E. Wright	52	Executive Vice President of Sales, Marketing and Business Development
J. Christopher Drew	40	Executive Vice President of Operations
John G. Choma	50	Senior Vice President of Human Resources, Employee Learning and Performance
Dan S. Johnston	42	Senior Vice President and General Counsel
Renee M. Luhr	45	Vice President of Sales

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. From 1989 to August 1992, Mr. Lipps served as the Senior Vice President of ST Holdings, Inc., a travel and marketing company. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.

Robin G. Seim joined Omnicell in February 2006 as Executive Vice President, Finance. From March 2005 to December 2005, Mr. Seim served as Chief Financial Officer of Mirra, Inc., a developer of digital content protection products. From July 2001 to December 2004, Mr. Seim served as Chief Financial Officer of Candera, Inc., a maker of network-based storage controllers. From September 1999 to April 2001, Mr. Seim served as Chief Financial Officer of Villa Montage Systems, Inc., a provider of residential broadband access management systems. From February 1996 to September 1999, Mr. Seim served in a number of senior financial management positions at Bay Networks, a networking company acquired in 1998 by Northern Telecom. From February 1982 to January 1996, Mr. Seim served in a variety of financial positions with International Business Machines, Inc., a computer product and services company. Mr. Seim received a B.S. degree in accounting from California State University, Sacramento.

James T. Judson joined Omnicell in February 2005 as Vice President and Interim Chief Financial Officer. Prior to joining Omnicell, Mr. Judson had been in retirement from Sun Microsystems, Inc., a computer software and platform company, where he had served in a wide variety of financial management positions from July 1982 to January 2002, his latest position being Vice President of Finance and Planning for the worldwide operations group. Mr. Judson received a B.S. degree in industrial management from Purdue University and an M.B.A. in finance from Indiana University.

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

J. Christopher Drew joined Omnicell in April 1994 as Manager of Product Supply and was named Executive Vice President of Operations in January 2005. Mr. Drew has also served as Omnicell’s Senior

Vice President of Field Operations and Business Development, Vice President of Branded Solutions, and Director of Corporate Development. From August 1989 to July 1992, Mr. Drew was a Financial Analyst at Goldman, Sachs & Co. and at Brentwood Associates, a private equity firm. Mr. Drew received a B.A. in Economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.

John G. Choma joined Omnicell in July 2004 as Vice President of Performance Management and was named Senior Vice President of Human Resources, Employee Learning and Performance in January 2005. From May 2003 to July 2004, Mr. Choma owned and operated World Champion Performance, a consulting firm.  From June 2001 to May 2003, Mr. Choma served as Manager of Sales Training with Openwave Systems, Inc., a provider of open software products and services and from August 2000 to June 2001 as Manager of Sales Training and Development with Broadband Office, Inc., a broadband telecommunications company. From May 1997 to August 2000, Mr. Choma served as Manager of  Sales Training, Development and Performance Consulting of Nortel Networks, a networking company. Mr. Choma received a B.S. in education from the University of Virginia and earned a Certified Performance Technologist designation from the International Society for Performance Improvement.

Dan S. Johnston joined Omnicell in November 2003 as  Senior Vice President and General Counsel. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnson was an attorney with the law firm Cooley Godward LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.

Renee M. Luhr joined Omnicell in February 1999 as Vice President of Marketing and Midwest Operations, and was named Vice President of Sales in March 2006. Ms. Luhr has also served as Omnicell’s Director of National Accounts and as Vice President of Corporate and Clinical Sales. From June 1982 to January 1999, Ms. Luhr served in a wide variety of finance, sales and marketing management positions for Baxter Healthcare, a medical products and services company, her last position being Vice President of Marketing and Development. Ms. Luhr received a B.A. in Economics from Northwestern University.

Web Site Address

Our Web site address is www.omnicell.com. We make available free of charge through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the EDGAR Web site directly to our reports, however, information found on, or that can be accessed through, our Web site is not incorporated by reference into this annual report. You may read and copy materials that Omnicell files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE , Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information.

ITEM 1A.        RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.). Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform and ScanREQ, and with the entry of other companies into the automated dispensing systems market space, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

We have agreements with various group purchasing organizations, such as AmeriNet, Inc.,  Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

We had net loss of $5.0 million in 2002 and net income of $7.3 million in 2003. While we were profitable with net income of $10.6 million for the year ended December 31, 2004, we had a net loss of $2.1 million for the year ended December 31, 2005. Therefore, we cannot assure you that we will be profitable in the future. Furthermore, we cannot assure you that if we again become profitable we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.

For the 12 months prior to December 31, 2005, our common stock has traded between $6.13 and $11.97 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, in 2004, we determined that we had a material weakness related to controls over the review of signed contracts prior to revenue recognition. Prior to year end 2004, we had interpreted our  internal revenue recognition policy to require an enforceable contract as evidenced by a signature from our customer. During our year-end process we concluded that our internal revenue recognition policy should have been interpreted to require both the customer’s signature and our own signature prior to recognizing revenue. This material weakness in our interpretation of our internal revenue recognition policy arose from the lack of sufficient understanding of our internal policy. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2004. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have outstanding options that have the potential to dilute shareholder value and cause our stock value to decline.

We frequently grant stock options to our employees and other individuals. At December 31, 2005, we had options outstanding for 6,579,137 shares of our common stock at option exercise prices ranging from $1.80 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

We currently account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we record compensation expense related to stock options if the current market price of the underlying stock exceeds the exercise price of the stock option on the date of grant. In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The revision, “SFAS 123R—Share-Based Payment,” is effective for reporting periods beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123R such that we are now allowed to adopt the new standard no later than January 1, 2006. SFAS 123R supersedes APB Opinion 25, and will require companies to recognize compensation, using the fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. We adopted SFAS 123R on January 1, 2006.

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

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The changing regulatory landscape could make it more difficult and less favorable for us to grant stock options to employees in the future. In light of these changes, we anticipate that we may modify our equity compensation strategy to emphasize equity incentives other than stock options, including increased use of certain performance-related features. If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of December 31, 2005, the balance of our unsold leases to U.S. government customers was $3.6 million.

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

We may need additional financing in the future to meet our capital needs and such financing may not be available on favorable terms and may be dilutive to existing stockholders.

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

If our new product solutions do not achieve market acceptance, our sales and operating results will be affected.

We market new products, historically added through acquisitions, which we believe are competitive in their respective markets and will meet the demands of our customers. Our ongoing business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

In addition, deployment of these new products typically require interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers will be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

We are dependent on technologies provided by third party vendors.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We lease approximately 156,000 square feet of office, development and manufacturing space in Mountain View, California, Waukegan, Illinois, Lebanon, Tennessee, Houston, Texas, and India. In June 2003, we entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. In addition, we maintain an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years, and 2,400 and 5,800 square feet of administrative, sales and product development space in Lebanon, Tennessee and Houston, Texas under leases expiring in October 2006 and June 2009, respectively. Commencing in August, 2005 we leased 22,000 square feet of office space in Bangalore, India, primarily for use as an R&D facility. The lease is for an initial period of five years, with an option to renew for two successive five-year periods.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock trades on the Nasdaq National Market under the trading symbol “OMCL.” The following table sets forth the high and low closing sale prices for our common stock for each quarterly period within the two most recent fiscal years. The reported last sale price of the Company’s common stock on the Nasdaq National Market on March 10, 2006 was $10.97.

Fiscal Year Ended December 31, 2005	High	Low
Fourth Quarter	$12.29	$9.09
Third Quarter	$10.56	$8.00
Second Quarter	$8.80	$6.13
First Quarter	$10.77	$6.50

Fiscal Year Ended December 31, 2004	High	Low
Fourth Quarter	$14.19	$8.95
Third Quarter	$14.60	$11.93
Second Quarter	$20.46	$11.91
First Quarter	$22.64	$16.35

The approximate number of holders of record of the shares of our common stock was 245 as of February 28, 2006. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The Company estimates that it has approximately 5,900 beneficial owners of its common stock.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future as we currently intend to retain any earnings for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required for this item is contained in Part III of this Annual Report on Form 10-K under item 12 entitled “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.”

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data at December 31, 2004 and 2005, are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2002, and the consolidated balance sheet data at December 31, 2001, 2002 and 2003 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.(1)

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Condensed Statement of Operations Data:
Product revenues	$95,292	$100,856	$82,206	$72,834	$75,501
Service and other revenues	26,226	23,083	19,921	14,856	11,400
Total revenues	121,518	123,939	102,127	87,690	86,901
Cost of product revenues	44,714	43,032	34,458	30,308	26,745
Cost of service and other revenues	9,794	9,001	8,003	6,110	6,022
Total cost of revenues	54,508	52,033	42,461	36,418	32,767
Gross profit	67,010	71,906	59,666	51,272	54,134
Operating expenses:
Research and development(2)	9,611	9,105	8,950	9,970	11,031
Selling, general and administrative(2)	59,698	52,083	42,779	44,767	43,683
Restructuring and facility charges(3)	406	171	953	1,723	(150)
Purchased in-process research and development	—	—	—	715	—
Total operating expenses	69,715	61,359	52,682	57,175	54,564
Income (loss) from operations	(2,705)	10,547	6,984	(5,903)	(430)
Other income (expense), net	651	379	565	875	(577)
Income (loss) before income taxes	(2,054)	10,926	7,549	(5,028)	(1,007)
Provision for income taxes	20	324	242	10	160
Net income (loss)	$(2,074)	$10,602	$7,307	$(5,038)	$(1,167)
Net income (loss) per common share:
Basic	$(0.08)	$0.43	$0.32	$(0.23)	$(0.11)
Diluted	$(0.08)	$0.38	$0.29	$(0.23)	$(0.11)
Weighted average common shares outstanding:
Basic	25,906	24,849	22,746	21,725	10,312
Diluted	25,906	27,720	25,321	21,725	10,312

(1)          The amounts shown include the results of the BCX Technology, Inc. acquisition from August 16, 2003, and the results of the APRS, Inc. acquisition from August 30, 2002.

(2)          Includes charges for stock-based compensation as follows:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Research and development	$0	$2	$25	$86	$213
Selling, general and administrative	$0	$68	$217	$419	$1,034

(3)          We recorded restructuring charges of $1.7 million in the fourth quarter of fiscal 2002 and $0.6 million in the second quarter of fiscal 2003 in connection with plans to reduce costs and improve operational efficiencies. We recorded facility charges of $0.4 million in the fourth quarter of fiscal 2003 in connection with the move of our corporate headquarters to Mountain View, California. We recorded severance charges of $0.2 million in the second quarter of fiscal 2004. We recorded restructuring costs of $0.4 million in the first quarter of fiscal 2005.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands, except other data)
Condensed Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,536	$30,599	$33,524	$21,485	$23,839
Total assets	100,428	99,491	84,467	70,925	72,114
Deferred gross profit(1)	7,981	7,846	10,125	18,008	24,790
Deferred service revenue	16,393	13,922	12,650	11,598	8,009
Long-term obligations, net of current portion	1,542	3,741	5,568	4,446	363
Total stockholders’ equity	$55,238	$53,697	$34,758	$16,306	$19,601

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our healthcare automation solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication dispensing and supply automation systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. These systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency.

We sell our medication dispensing and supply automation systems primarily in the United States. We have a direct sales force organized into six geographic regions in the United States. We sell through distributors in Asia, Australia, Europe, the Middle East, and South America and through a sales agent in Canada. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility. In August of 2005, we opened a facility in Bangalore, India and established a wholly owned subsidiary, Omnicell Corporation (India) Private Limited. The function of this entity has initially been focused on software product development but may expand into other operations over time. The subsidiary was staffed by a workforce of approximately 40 engineers and support staff at end of 2005, approximately 30 of whom transferred to Omnicell from the third party contractor that had been supplying these development resources in the past. We believe that our new operation gives us access to an excellent talent base and in conjunction with our domestic team, will enable us to scale our research and development and service investments most efficiently for the foreseeable future.

We recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place three to six months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of Omnicell systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customers pace. This has resulted in us growing product backlog which has the benefit of enabling us to operate more efficiently and predictably.

In 2005, we focused on running our business more efficiently, cost effectively, and with greater emphasis on market share expansion. We believe that a key to realizing these efficiencies is to improve the linearity of our business within each quarter. Focusing our operational model on working at the customers’ pace has allowed our backlog to grow, enabling us to maintain a more predictable level of production and more predictable installation schedules for ourselves and our customers. We believe this helps us reduce our costs, which enables us to compete more aggressively in the marketplace and deliver better stockholder value.

Product Backlog

Product backlog is the dollar amount of medication dispensing and supply automation systems that has shipped to customers but is not yet installed at the customer site plus the dollar amount of such systems that has not shipped but for which we have purchase orders. To facilitate excellent customer service through the timely delivery of our products and services, we anticipate our product backlog will build over time as our business grows. Our backlog was $69.6 million, $46.9 million and $38.1 million as of December 31, 2005, 2004 and 2003, respectively.

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. We have policies that we consider key accounting policies, such as revenue recognition, which are critical to our business operations and the understanding of our results of operations. In addition, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most critical accounting estimates include the valuation of accounts receivable, accounting for sales of accounts receivable, valuation of inventory, purchased residual interests which are included within other assets, assessment of impairment of goodwill and accrued Sure-Med upgrade costs.

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

Revenues are derived primarily from sales of medication dispensing and supply automation systems and subsequent service agreements. The Company markets these systems for sale with 30-day or multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” as amended, are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured. The majority of our product revenue is derived from the sale and installation of medication dispensing and automation systems. We ship our systems based on customer requested installation dates. Our field operations employees generally perform system installations. The installations are considered complete and revenue is recognizable when the database files are complete, the systems are configured and labeled, our software is installed and deemed functional, the basic interfaces are complete, the systems are in the customer-designated locations and the systems have been tested. We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date our installation obligations, if any, were completed. Delays at a customer site due to construction or other causes could result in our inability to install, and therefore recognize revenue. We also sell our medication dispensing and supply automation systems through distributors in Europe, the Middle East, Asia and Australia and through a sales agent in Canada. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

Revenues from multi-year payment arrangements are recognized upon completion of our installation obligation, if any, and at the beginning of the non-cancelable payment term. Most of our multi-year payment receivables are sold to third-party leasing finance companies. We record revenue at the net present value of the payment stream utilizing an implicit interest rate comparable to those charged by a third-party leasing company. We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we have no obligation to the leasing company once the receivable is sold. In 2005, 2004 and 2003, sales of medication dispensing and supply automation systems sold under multi-year payment agreements totaled approximately $38.5 million, $34.8 million and $27.9 million, respectively. In 2005, 2004 and 2003, customer lease receivables sold to third-party leasing companies totaled approximately $36.9 million, $32.7 million and $26.8 million, respectively. At December 31, 2005 and 2004, accounts receivable included approximately $1.6 million and $2.6 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of our U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of December 31, 2005, the balance of our unsold leases to U.S. government customers was $3.6 million.

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

Sales of Accounts Receivable

We offer our customers multi-year, non-cancelable payment terms. We typically sell our customers’ multi-year payment agreements to a third-party leasing company. In these sales, we generally transfer customer accounts receivable to the leasing company on a non-recourse basis at our book value so no gain is recorded on the transfer. In these non-recourse transfers, we remove the sold receivable from our assets as we have assessed that the sales should be accounted for as “true sales” in accordance with Statement of

Financial Accounting Standard, or SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If we have overestimated the amount of the receivable sales that should be recorded in this way, our assets and liabilities would need to be increased. During the fiscal years ended December 31, 2005, 2004 and 2003, we transferred accounts receivable totaling $32.9 million, $26.6 million and $22.5 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded $4.0 million of our total sold receivable portfolio of $244.9 million as of December 2005 and $6.1 million of our total sold receivable portfolio of $174.9 million as of December 31, 2004 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Other Assets

Purchased Residual Interests

The value of purchased residual interests included in other assets at December 31, 2005 and 2004 was $0.3 million and $0.9 million, respectively. Although we had no contractual obligation to do so, in July 2002 we executed an agreement to purchase from Americorp Financial, Inc., or AFI, all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residual interests based on the original implied payment residual value, equipment type and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residual interests expire at various dates within four years from the date of the purchase agreement. Purchased residual interests are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable from future undiscounted cash flows. If actual demand, market condition or timing of new products introductions differ from those projected by management, the value of purchased residual interests could become significantly impaired.

Impairment of Goodwill and Purchased Intangible Assets

At December 31, 2005 we had goodwill and purchased intangible assets with indefinite lives of $3.4 million. In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets,” we measure such assets for impairment on an annual basis during the fourth quarter and between annual tests in certain circumstances. No impairment of goodwill or purchased intangibles with indefinite lives was recognized for the years ended December 31, 2005, 2004 or 2003.

At December 31, 2005 we had purchased intangible assets with finite lives of $2.3 million. Purchased intangible assets with finite lives include software and customer relationships acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of five or six years. Additionally, these intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of these intangible assets was recognized for the years ended December 31, 2005, 2004 or 2003.

Accrued Liabilities

Accrued liabilities are based on our judgment of estimated future costs for goods or services already received or obligations incurred. Actual costs may differ from those estimates. Our estimates for accrued customer upgrade costs of $0.1 million and $0.2 million as of December 31, 2005 and 2004, respectively, required a significant amount of judgment related to forecasted costs of materials, labor, travel and other costs required to fulfill upgrade obligations to certain Sure-Med customers. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Results of Operations

The following table sets forth certain items included in our results of operations for the years ended December 31, 2005, 2004 and 2003, expressed as a percentage of our total revenues for these periods:

	Year Ended December 31,
	2005	2004	2003
Statement of Operations:
Product revenues	78.4%	81.4%	80.5%
Service and other revenues	21.6	18.6	19.5
Total revenues	100.0	100.0	100.0
Cost of product revenues	36.8	34.7	33.8
Cost of service and other revenues	8.1	7.3	7.8
Total cost of revenues	44.9	42.0	41.6
Gross profit	55.1	58.0	58.4
Operating expenses:
Research and development	7.9	7.3	8.7
Selling, general and administrative	49.1	42.0	41.9
Restructuring and facility charges	0.3	0.1	1.0
Total operating expenses	57.3	49.4	51.6
Income (loss) from operations	(2.2)	8.6	6.8
Other income (expense), net	0.5	0.3	0.6
Income (loss) before provision for income taxes	(1.7)	8.9	7.4
Provision for income taxes	0.0	0.3	0.2
Net income (loss)	(1.7)%	8.6%	7.2%

Product Revenues, Cost of Product Revenues and Gross Profit

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Product revenues	$95,292	$100,856	$82,206
Cost of product revenues	44,714	43,032	34,458
Gross profit	$50,578	$57,824	$47,748

Product revenues decreased by $5.6 million, or 5.5% in 2005 compared to 2004. During the third quarter of 2004, the company implemented a major realignment of our direct sales force dividing them into a product focused sales organization, with sales representatives selling either medication or supply products. This was done to bring more focus to our supply products offerings. This in turn created disruptions in the sales process and led to delays in customers placing orders during the fourth quarter of 2004 and the first quarter of 2005. This was a major contributor to lower product revenues in the first half of 2005. In addition, at the end of the first quarter of 2005, the company made a decision to change its business model to slow the pace of installations to improve the customer experience in working with

Omnicell. This led to a significant growth in product order backlog as customer demand rebounded during the second quarter of 2005 and throughout the remainder of 2005. Working with a sizable backlog has enabled the company to distribute the installation of our products more evenly across the quarter and run the company much more efficiently creating a win/win situation for our customers and Omnicell.

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

Cost of product revenues increased by $1.7 million or 3.9% in 2005 as compared to 2004. The increase was partially due to a higher mix of other equipment manufacturer, or OEM, product whose costs are relatively higher as a percent of revenue than product we manufacture ourselves. For example, hardware for our Central Pharmacy products which we OEM carries higher relative costs than our core cabinet products and we sold higher numbers of these Central Pharmacy products in 2005 compared to 2004. This increase was partially offset by lower costs associated with our China sourcing strategy.

Gross profit on product sales was $50.6 million or 53.1% of product revenues in 2005 compared to $57.8 million and 57.3% of product revenues in 2004. A major contributor to the year over year decline in the margin percent was the one time charge of $1.1 million taken in first quarter of 2005 to write off excess inventory associated with the end of our SureMed product line. From an ongoing operations standpoint, we experienced a 16.0% decline in lease renewal revenues year over year, which yield higher margins than the sale of new equipment. Additionally, we achieved 76.0% growth in our emerging products business compared to 2004. The hardware component of several of our emerging products are supplied through third party OEM agreements and therefore carry a higher product cost and lower gross margin than our internally designed and manufactured systems. To the extent that we are successful at broadening our product base through these products, it puts downward pressure on our gross margins . Lastly, we earned lower margins on several major competitive product wins which were installed in the first half of 2005. These new account sales are often won with targeted negotiations on pricing and deliverables which yield lower initial profits in the near term but higher profits from follow-on orders and account penetration after the initial installation

Cost of product revenues increased by $8.6 million, or 24.9%, in 2004 compared to 2003. Gross profit on product sales was $57.8 million, or 57.3% of product revenues in 2004 as compared to $47.7 million, or 58.0% of product revenues in 2003. The decrease in gross profit as a percentage of product revenues in 2004 as compared to 2003 was attributable to the increase in headcount and temporary labor, in part required by the installation of units near the end of the quarter that had only been ordered earlier in the same quarter, an increase in charges related to the renewal of existing multi-year payment term agreements related to purchased residuals, price compression due, in part, to large, competitive deals, an increased mix of lower margin product installations, and to increased inventory charges related to the build up and reduction of our inventory. We expect the cost of product revenues to increase consistently with our product revenue growth.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Service and other revenues	$26,226	$23,083	$19,921
Cost of service and other revenues	9,794	9,001	8,003
Gross profit	$16,432	$14,082	$11,918

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems and monthly subscription fees from hospitals, whose information systems are connected to our Web-based procurement application. Service and other revenues increased by $3.1 million, or 13.6%, in 2005 compared to 2004, and increased by $3.2 million, or 15.9%, in 2004 compared to 2003. The increases in 2005 and 2004 from the prior years were primarily due to the increase in our installed base of automation systems combined with an increase in the number of multi-year payment term sales with service contracts.

Cost of service and other revenues increased by $0.8 million, or 8.8%, in 2005 compared to 2004, and increased by $1.0 million, or 12.5%, in 2004 compared to 2003. The increase in cost of service and other revenues in 2005 as compared to 2004 is due to costs associated with the growth of certain of our emerging product lines for installation and support services and for increased material costs used in supporting the installed base. Gross profit on service and other revenues was $16.4 million, or 62.7% of service and other revenues in 2005, compared to $14.1 million, or 61.0% of service and other revenues in 2004. The increase in gross profit margin on service and other revenues in 2005 as compared to 2004 reflects a reduction in cost from the transition from an outsourced service model to an internal service organization which was completed in 2004. We believe that cost of service and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Gross profit on service and other revenues was $14.1 million, or 61.0% of service and other revenues in 2004, compared to $11.9 million, or 59.8% of service and other revenues in 2003. The increase in gross profit margin on service and other revenues in 2004 as compared to 2003 was predominantly a result of increased revenues from the roll out of multi-tiered pricing packages for premium services. The increase also reflects a reduction in cost from the transition from an outsourced service model to an internal service organization, partially offset by increased costs due to the change to the service call center model which provides extended hours of coverage to customers. We believe that cost of service and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization. We believe that cost of service and other revenues will continue to fluctuate based on our ability to improve cost efficiencies from our internal service organization.

Operating Expenses

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Research and development	$9,611	$9,105	$8,950
Selling, general and administrative	59,698	52,083	42,779
Restructuring, facility and severance charges	406	171	953
Total operating expenses	$69,715	$61,359	$52,682

Research and Development.   Research and development expenses increased by $0.5 million, or 5.6%, in 2005 compared to 2004 and which increased by $0.2 million, or 1.7% in 2004 compared to 2003.

Research and development expenses represented 7.9%, 7.3% and 8.7% of total revenues in 2005, 2004 and 2003, respectively.

The 2005 increase in research and development expense was due primarily to a lower amount of capitalized software as compared to 2004. In 2005, we capitalized $0.3 million, and in 2004, we capitalized $1.8 million of development costs related to software implemented in our medication dispensing and supply automation systems and incurred subsequent to the establishment of technological feasibility. There were no such costs capitalized in 2003. We determine technology feasibility to occur when products enter beta testing at customer sites and continues until official release of the product to the general public. During 2005, the amount of time and resources dedicated to supporting beta testing was significantly reduced as we made progress in our development processes.

Each year, we attempt to provide upgraded functionality in all of our product offerings. Since 2003, we have increased spending on software development, cost reduction initiatives for which we will receive future benefits such as product documentation and integration of acquired technology, and engineering endeavors to improve on product quality and reliability. In August 2005, we opened an office and wholly-owned subsidiary in Bangalore, India when we acquired the workforce of a third party technology partner focused initially on software development and quality assurance. We anticipate that we will continue to commit significant resources to research and development in future periods to enhance and extend our product and new feature offerings and will benefit from the lower cost structure and access to technological talent through our India operations.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $7.6 million, or 14.6%, in 2005 compared to 2004 and increased by $9.3 million, or 21.7%, in 2004 compared to 2003. Selling, general and administrative expenses represented 49.1%, 42.0% and 41.9% of total revenues in 2005, 2004 and 2003, respectively.

Approximately $2.0 million of the increase reflects costs associated with an increase in sales headcount starting in mid 2004. In addition, during the first quarter of 2005, we incurred $1.5 million in costs associated with our previously announced reduction in force, $0.4 million of which is included in restructuring and other charges as discussed below. An additional $1.2 million in the year over year increase reflects increases in accounting, legal and regulatory compliance fees and $0.6 million was due to the write-off of costs associated with abandoned acquisitions. The remainder of the year over year increase was due to normal inflation and other miscellaneous increases.

In 2004, selling, general and administrative expenses increased by $9.3 million, or 21.7% compared to 2003. This increase reflects higher headcount in 2004 to support targeted increases in revenues and bookings and our continued growth, as well as costs related to regulatory compliance requirements. We increased headcount in our selling, general and administrative areas by approximately 19.0% from December 31, 2003 to December 31, 2004, with most of the growth concentrated in sales and customer service functions.

Restructuring and Facility Charges.   Restructuring and facility charges were $0.4 million in 2005, $0.2 million in 2004 and $1.0 million in 2003. In the first quarter of 2005, we initiated a restructuring to reduce costs, improve operational efficiencies and realign Omnicell to a new strategic direction. As part of this restructuring, we reduced our headcount by approximately 6.0% or 28 employees, including 4 in research and development and 24 in selling, general and administrative positions. We incurred $0.4 million in restructuring and other charges during the first quarter of 2005, all of which was paid out by the end of such quarter. In 2004 and 2003, we restructured our organization to reduce costs and improve operational efficiencies. As part of this restructuring, we reduced headcount by 3 in 2004 and 14 in 2003 respectively.

Income taxes

We use the liability method for income taxes, whereby deferred tax assets and liabilities are determined based on differences between the bases of assets and liabilities for financial reporting and income tax purposes. Taxes are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We make estimates and judgments in determining income tax expense.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Provision for income taxes	$20	$324	$242

Due to net operating loss carry forwards available to us, we recorded minimal total federal and state income tax expense in 2005, 2004 and 2003.

As of December 31, 2005, we had approximately $43.1 million of deferred tax assets. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. Realization of the Company’s deferred tax assets is dependent upon future earnings, if any. Due to our recent operating history, we concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against the deferred tax assets. In the event that these attributes are recognized in the future, income tax expense will be reduced by $33.6 million and $9.5 million will be credited to additional paid-in capital for the benefit associated with stock option deductions.

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS 131 requires the use of a management approach in identifying segments of an enterprise. Prior to 1999, the Company consisted of one operating segment: medication and supply dispensing systems. A second operating segment was created in the second half of 1999 with the introduction of our e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets and capital expenditures of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2005, 2004 and 2003, substantially all of our total revenues and gross profit were generated by the medication and supply dispensing systems operating segment.

Liquidity and Capital Resources

Our principal sources of liquidity, which include cash, cash equivalents and short-term investments, totaled approximately $29.5 million as of December 31, 2005. This represented a decrease of $1.1 million compared to $30.6 million as of December 31, 2004. The majority of our funds are currently invested in U.S. commercial and government debt securities.

Net cash used in operating activities was $2.3 million during 2005 compared to $4.3 million used in 2004. We had a net loss of $2.1 million in 2005 compared to net income of $10.6 million in 2004. Apart from the reduction in net income in 2005, the increase in cash flow from operating activities of $2.0 million in 2005 compared to 2004 resulted from cash positive movements in inventories, other assets, deferred gross profit, deferred service revenue and prepaid expenses, offset by an increase in accounts payable. In particular, gross inventories increased significantly less in 2005 than in 2004, resulting in the generation of cash of $4.4 million. This smaller increase was due primarily to a reduction in same quarter sales and installations and more predictability of demand from the higher backlog. Other assets declined $5.2 million less in 2005 than in 2004 due primarily to the expiration of in-house leases, although $4.8 million of such decline represents a reclass from the long term portion of such leases to a short term portion, having an equal and opposite effect on prepaid assets. Prepaid assets increased by $2.6 million during 2005 but $1.2 more cash was generated compared to 2004 due to a reduction in prepaid commissions. A total of $2.4 million lower cash usage in 2005 compared to 2004 was a result of the reduced emphasis on same quarter sales and shipments, which caused a smaller reduction in deferred product revenue and cost. Deferred service revenue increased by $1.2 million in 2005 compared to 2004, due to an increase in service contracts, particularly relating to emerging businesses such as Omnicell PharmacyCentral and related products.

We generated net cash from investing activities of $8.7 million during 2005, compared to $8.4 million net cash used during 2004. We reduced our purchases of short term investments by $18.6 million in 2005 compared to 2004, but at the same time the maturity of such instruments declined by $5.3 million. Additionally, we paid $0.3 million relating to achievement of performance milestone in 2004 for BCX Technology, Inc. Capital expenditures were $2.1 million in 2005 compared to $3.8 million in 2004, representing mainly information system related purchases for our headquarters facility in Mountain View, California.

We generated $3.6 million and $7.7 million in net cash from financing activities during 2005 and 2004, respectively. The main source of cash during 2005 and 2004 was $3.6 million and $8.0 million respectively in net proceeds from common stock issuances upon exercise of employee stock options and common stock issuances under our employee stock purchase plan.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures at least through 2006. However, if demand for our products and services does not continue as currently anticipated, we may be required to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. In addition, in certain circumstances we may decide that it is in our best interests to raise additional capital to take advantage of opportunities in the marketplace. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

As part of the acquisition of BCX Technology, Inc. we paid $1.0 million in January 2004, comprised of an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. Additionally, the acquisition agreement required us to pay up to an additional $1.0 million by January, 2006, if certain performance milestones are achieved in the years 2004 and 2005. The first of these milestones of $0.5 million was achieved and paid in January 2004. The second of these milestones of $0.3 million was paid in January 2005. The third milestone was achieved and the final payment of $0.7 million was paid in January 2006.

As part of the December 2002 acquisition of substantially all of the intellectual property of Medisafe, a provider of point-of care patient safety solutions, we paid $125,000 in January 2005 relating to an obligation to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005.

We have net operating lease commitments of $6.8 million payable when due through 2010 as follows (in thousands):

For the years ended December 31,
2006	$1,953
2007	1,786
2008	1,885
2009	997
2010	187
Thereafter	—
Total minimum lease payments	$6,808

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, but will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective for Omnicell beginning in the first quarter of 2006. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. We have evaluated the requirements of SFAS No. 123R and SAB No. 107 and expect that the adoption of SFAS No. 123R and SAB No. 107 in the first quarter of 2006 will have a material impact on the our consolidated results of operations and net earnings per share. We are evaluating which method of valuation we will use in determining the fair value of share-based payments to employees. We expect to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options beginning the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated the effect that the adoption of SFAS 151 will have on our consolidated results and do not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Omnicell in the first quarter of fiscal 2006. We are evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We do not hold derivative financial instruments in our investment portfolio. We place our investments with high quality institutions and limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our short-term investments as “fixed-rate” if the rate of return on such instruments remains fixed over their term. These “fixed-rate” investments include fixed-rate U.S. government securities and corporate obligations with contractual maturity dates of less than one year. The table below presents the amounts and related weighted average interest rates of our short-term investments at December 31, 2005 and 2004 (dollars in thousands, except percentage rates). Short term investments were $0 as of December 31 2005 due to the maturation of all previous cash investments in December 2005 and no new investments were made prior to the end of the year.

	December 31,
	2005	2004
Average fixed interest rate	0.40%	2.10%
Amortized cost	$0	$11,150
Fair value	$0	$11,117

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the related notes and the reports of our independent registered public accounting firm appear on pages 40 through  68 of this annual report on Form 10-K, and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent our financial position and results of operations.

The Audit Committee of our Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2005, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d to 15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, we concluded that, as of December 31, 2005, our internal control over financial reporting was effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

The information required by this Item with respect to our Directors may be found in the section entitled “Proposal 1—Election of Directors” appearing in our definitive Proxy Statement pursuant to Securities Act of 1934 to be delivered to stockholders in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on April 26, 2006 (the “Proxy Statement”). Such information is incorporated herein by reference.

Information required by this Item with respect to our executive officers may be found in Part I of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Regarding Compliance

The information required by this Item is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Ethics

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

We have recently entered into Change of Control Agreements with each of our executive and certain of our other senior level officers which provide that, in the event of (i) a change of control of Omnicell, and (ii) termination without cause or constructive termination of such officer’s employment with Omnicell or its successor within 12 months of such change of control, such officer shall be entitled to receive (a) severance pay equivalent to 12 months’ salary at such officer’s base rate of pay in effect immediately prior to such termination and (b) full acceleration of any outstanding unvested stock options granted to such officer, provided, in each case, that such officer executes Omnicell’s standard waiver and release agreement. The form of Change of Control Agreement is filed as Exhibit 10.26 hereto.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Financial Statements
	Index to Financial Statements:
	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of December 31, 2005 and 2004	43
	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	44
	Consolidated Statements Stockholders’ Equity (Net Capital Deficiency) for the years ended December 31, 2005, 2004 and 2003	45
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	46
	Notes to Consolidated Financial Statements	47
	Consolidated Supplementary Financial Data	68
(a)(2)	Financial Statement Schedule
	See Schedule II on page 69 for valuation and qualifying accounts.
	All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements.
(a)(3)	Exhibits
	The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Omnicell, Inc.

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicell, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Omnicell, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Omnicell, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Omnicell, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, Omnicell, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Omnicell, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 13, 2006

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,536	$19,482
Short-term investments	—	11,117
Accounts receivable, net of allowance for doubtful accounts of $689 and $478 at December 31, 2005 and 2004, respectively	29,456	21,967
Inventories	13,763	14,592
Receivables subject to a sales agreement	2,551	2,878
Prepaid expenses and other current assets	10,286	7,730
Total current assets	85,592	77,766
Property and equipment, net	4,727	5,660
Long-term lease receivables subject to a sales agreement	1,292	3,224
Purchased intangibles	2,504	3,679
Goodwill	3,127	2,127
Other assets	3,186	7,035
Total assets	$100,428	$99,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,059	$4,489
Accrued liabilities	12,664	12,918
Deferred service revenue	6,526	5,506
Deferred gross profit	7,981	7,846
Obligation resulting from sale of receivables	2,551	2,878
Total current liabilities	33,781	33,637
Long-term obligation resulting from sale of receivables	1,292	3,224
Long-term deferred service revenue	9,867	8,416
Other long-term liabilities	250	517
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 26,270,861 shares at December 31, 2005 and 25,333,873 shares at December 31, 2004	26	26
Additional paid-in capital	138,365	134,795
Accumulated deficit	(83,165)	(81,091)
Accumulated other comprehensive income / (loss)	12	(33)
Total stockholders’ equity	55,238	53,697
Total liabilities and stockholders’ equity	$100,428	$99,491

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product revenues	$95,292	$100,856	$82,206
Service and other revenues	26,226	23,083	19,921
Total revenues	121,518	123,939	102,127
Cost of revenues:
Cost of product revenues	44,714	43,032	34,458
Cost of service and other revenues	9,794	9,001	8,003
Total cost of revenues	54,508	52,033	42,461
Gross profit	67,010	71,906	59,666
Operating expenses:
Research and development	9,611	9,105	8,950
Selling, general and administrative	59,698	52,083	42,779
Restructuring, facility and severance charges	406	171	953
Total operating expenses	69,715	61,359	52,682
Income (loss) from operations	(2,705)	10,547	6,984
Interest income	607	363	449
Interest expense	(8)	(9)	(58)
Other income and expense	52	25	174
Income (loss) before provision for income taxes	(2,054)	10,926	7,549
Provision for income taxes	20	324	242
Net income (loss)	$(2,074)	$10,602	$7,307
Net income (loss) per share—basic	$(0.08)	$0.43	$0.32
Net income (loss) per share—diluted	$(0.08)	$0.38	$0.29
Weighted average common shares outstanding:
Basic	25,906	24,849	22,746
Diluted	25,906	27,720	25,321

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Common			Notes			Accumulated	Total Stockholders’
	Shares	Stock Amount	Additional Paid In Capital	Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Equity (Net Capital Deficiency)
Balance at December 31, 2002	22,118,017	$22	$119,955	$(4,512)	$(159)	$(99,000)	—	$16,306
Net income	—	—	—	—	—	7,307	—	7,307
Change in unrealized loss on short-term investments	—	—	—	—	—	—	(8)	(8)
Total comprehensive income	—	—	—	—	—	—	—	7,299
Exercise of stock option	1,431,672	2	6,154	—	—	—	—	6,156
Issuance of stock under employee stock purchase plan	166,164	—	425	—	—	—	—	425
Warrants exercised	91,950	—	—	—	—	—	—	0
Stock compensation charge	—	—	94	—	—	—	—	94
Repayment of stockholders’ note receivable	(26,761)	—	(182)	4,512	—	—	—	4,330
Amortization of deferred stock compensation	—	—	—	—	148	—	—	148
Balance at December 31, 2003	23,781,042	24	126,446	—	(11)	(91,693)	(8)	34,758
Net income	—	—	—	—	—	10,602	—	10,602
Change in unrealized loss on short-term investments	—	—	—	—	—	—	(25)	(25)
Total comprehensive income	—	—	—	—	—	—	—	10,577
Exercise of stock option	1,259,647	2	6,792	—	—	—	—	6,794
Issuance of stock under employee stock purchase plan	293,184	—	1,174	—	—	—	—	1,174
Stock compensation charge	—	—	59	—	—	—	—	59
Amortization of deferred stock compensation	—	—	—	—	11	—	—	11
Income tax benefits realized from employee stock option exercises	—	—	324	—	—	—	—	324
Balance at December 31, 2004	25,333,873	26	134,795	—	—	(81,091)	(33)	53,697
Net loss	—	—	—	—	—	(2,074)	—	(2,074)
Change in unrealized loss on short-term investments	—	—	—	—	—	—	13	13
Foreign currency translation gain	—	—	—	—	—	—	32	32
Total comprehensive income	—	—	—	—	—	—	—	(2,029)
Exercise of stock option	641,135	—	2,285	—	—	—	—	2,285
Issuance of stock under employee stock purchase plan	295,853	—	1,282	—	—	—	—	1,282
Income tax benefits realized from employee stock option exercises	—	—	3	—	—	—	—	3
Balance at December 31, 2005	26,270,861	$26	$138,365	$—	$—	$(83,165)	$12	$55,238

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income (loss)	$(2,074)	$10,602	$7,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,199	4,085	3,504
Loss on sale of property and equipment	3	62	—
Stock compensation	—	70	242
Provision for excess and obsolete inventories	2,590	740	535
Income tax benefits from employee stock option exercises	3	324	—
Changes in assets and liabilities, net of effects of investment and acquisitions:
Accounts receivable, net	(7,489)	(7,438)	(3,885)
Inventories	(1,761)	(6,171)	3,423
Receivables subject to a sales agreement	327	(141)	(1,037)
Prepaid expenses and other current assets	(2,556)	(3,764)	(2,092)
Long-term receivables subject to a sales agreement	1,932	1,761	(1,302)
Other assets	3,849	(1,384)	2,998
Accounts payable	(430)	1,568	(3,054)
Accrued liabilities	(931)	(1,864)	5,409
Deferred service revenue	2,471	1,272	1,052
Deferred gross profit	135	(2,279)	(7,883)
Obligation resulting from sale of receivables	(327)	141	1,037
Long-term obligation resulting from sale of receivables	(1,932)	(1,761)	1,302
Other long-term liabilities	(267)	(125)	125
Net cash provided by (used in) operating activities	(2,258)	(4,302)	7,681
Investing activities
Investment in privately held company	—	(126)	—
Acquisition of intangible assets and intellectual property	(323)	(1,378)	—
Acquisitions of privately held companies, net of cash acquired	—	(1,000)	(2,689)
Purchases of short-term investments	(1,564)	(20,148)	(19,890)
Maturities of short-term investments	12,728	18,031	10,942
Purchases of property and equipment	(2,098)	(3,781)	(2,659)
Proceeds from the sale of property and equipment	4	23	—
Net cash provided by (used in) investing activities	8,747	(8,379)	(14,296)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	3,565	7,969	6,399
Receipts from stockholders’ notes receivable	—	—	4,512
Payment of notes payable	—	(305)	(1,197)
Net cash provided by financing activities	3,565	7,664	9,714
Net increase (decrease) in cash and cash equivalents	10,054	(5,017)	3,099
Cash and cash equivalents at beginning of year	19,482	24,499	21,400
Cash and cash equivalents at end of year	$29,536	$19,482	$24,499
Supplemental disclosures of non-cash financing and investing activities
Liabilities recorded in connection with acquisition of privately held company	$—	$—	$498
Common stock share repurchase from cancellation of notes receivable from stockholder	$—	$—	$182
Acquisition of intangible assets and intellectual property	$(677)	$—	$—
Supplemental cash flow information
Cash paid for interest	$8	$5	$25
Cash paid for taxes	$58	$594	$428

See Notes to Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Summary of Significant Accounting Policies

Description of the Company

Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our solutions for the healthcare industry are designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Our Web-based procurement application automates and integrates healthcare facilities’ requisition and approval processes. Each of these systems interface with healthcare facilities’ existing information systems to accurately capture and display critical patient data.

In 2002, we acquired two products, a central pharmacy storage and retrieval solution, now marketed as Omnicell PharmacyCentral, and SafetyMed™, a mobile workflow and patient safety platform. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open and integrated systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell under the product name SecureVault. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency. In August 2005, we opened a new research and development facility in India.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRx™, Omnicell PharmacyCentral, SafetyPak™, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we offer OmniBuyer, our Web-based procurement application, for materials management decision makers.

Principles of Consolidation

The consolidated financial statements include Omnicell and our wholly-owned subsidiaries, Omnicell Corporation (India) Private Limited, APRS, Inc., Omnicell HealthCare Canada, Inc. and BCX Technology, Inc. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform the current period presentation.

Fair Value of Financial Instruments

The Company has determined the estimated fair value of its financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturities. Short-term investments and notes receivable from stockholders are reported at their estimated fair value based on quoted market prices of comparable instruments. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations as of December 31, 2005 and 2004 approximates fair value.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Short-Term Investments

Short-term investments consist primarily of highly liquid debt instruments purchased with original maturities of greater than 90 days but less than 12 months. The Company classifies these securities as available-for-sale. The differences between amortized cost and fair value, representing unrealized holding gains or losses, are recorded as a separate component of stockholders’ equity until realized. The estimated fair value amounts have been determined by the Company using available market information. Any gains or losses on the sale of short-term investments are determined on the specific identification method, and such gains and losses are reflected as a component of interest income or interest expense. The Company has not experienced any significant gains or losses on its investments to date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms.

The Company’s products are primarily sold to customers and to distributors. The Company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. Credit is extended based on an evaluation of the Company’s customers, and collateral is generally not required. Credit losses have not traditionally been material, and such losses have been within management’s expectations. A portion of our receivables with multi-year payment terms are sold to a financing company. The Company maintains a reserve for potentially uncollectible accounts receivable based on their assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, credit ratings of the Company’s customers, current events and circumstances regarding the business of the Company’s customers and other factors that the Company believes are relevant.

The majority of revenues are generated from customers in North America, totaling 99%, 97% and 98% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. No single customer accounted for over 10% of revenues in the years ended December 31, 2005, 2004 and 2003. One leasing company accounted for 2.83% of accounts receivable as of December 31, 2005. The same leasing company accounted for 12% of accounts receivable as of December 31, 2004. As of December 31, 2005 and 2004, the Company’s reserve for potentially uncollectible accounts was $0.7 million and $0.5 million, respectively. Charges for uncollectible accounts are included as a component of operating expenses in our statement of operations.

Inventories

Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. The Company routinely assesses its on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. The Company reserves its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Recoverability of assets to be held and used, including assets to be disposed of other than by sale, is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any impairment of long-lived assets in 2005.

Goodwill and Purchased Intangible Assets

The Company measures goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist, and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill and the intangible asset with an indefinite life was recognized for the years ended December 31, 2005, 2004 and 2003.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the years ended December 31, 2005, 2004 and 2003.

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

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. We market these systems for sale with 30 day or multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” as amended, are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectibility is reasonably assured.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, Omnicell has no obligation to the leasing company once the receivable is sold. At December 31, 2005 and 2004, accounts receivable included approximately $1.6 million and $2.6 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, the ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of December 31, 2005 and December 31, 2004, the balance of our unsold leases to U.S. government customers was $3.6 million and $3.7 million respectively.

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

Revenues from our Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 2% of total revenues) for the years ended December 31, 2005, 2004, and 2003, and are included in product and service and other revenue.

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of December 31, 2005 and 2004, the balance of capitalized software development costs was approximately $1.7 million, and $1.7 million, respectively. These capitalized costs are reported as a component of other assets. Amortization of capitalized software development costs was approximately $0.4 million in 2005, $0.2 million in 2004 and $1.3 million in 2003.

Advertising Expenses

The Company expenses the costs of advertising as incurred. Advertising expenses were $0.1 million, $0.2 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003.

Shipping and Handling Expenses

The Company records shipping and handling expenses in selling, general and administrative expenses. Shipping and handling expenses were $3.1 million, $2.0 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” permits the use of either a fair value based method or the intrinsic value method defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”), to account for stock-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB Opinion 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS 123. As permitted by SFAS 123, Omnicell has elected to determine the value of stock-based compensation arrangements under the intrinsic value based method of APB Opinion 25; accordingly, Omnicell only recognizes compensation expense when options are granted with an exercise price below fair value at the date of grant. Any resulting compensation expense is recognized ratably over the vesting period. The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123 (in thousands).

	Years Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$(2,074)	$10,602	$7,307
Add: Total stock-based compensation expense included in reported net income (loss), net of tax effect	—	67	218
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(7,142)	(7,873)	(3,703)
Net income (loss) pro forma	$(9,216)	$2,796	$3,822
Net income (loss) per common share—basic as reported	$(0.08)	$0.43	$0.32
Net income (loss) per common share—basic pro forma	$(0.36)	$0.11	$0.17
Net income (loss) per common share—diluted as reported	$(0.08)	$0.38	$0.29
Net income (loss) per common share—diluted pro forma	$(0.36)	$0.10	$0.15

The fair value of options and shares issued under the Stock Option Plan and the Employee Stock Purchase Plan were estimated using a Black-Scholes option-pricing model. The fair value of the awards were determined based upon a dividend yield of 0% and the following additional weighted-average assumptions:

	Stock Option Plan Assumptions
	2005	2004	2003
Expected stock volatility	98%	98%	107%
Risk-free interest rate	3.9%	2.8%	2.0%
Expected life of options	2.9 years	2.9 years	2.9 years

	Employee Stock Purchase Plan Assumptions
	2005	2004	2003
Expected stock volatility	69%	69%	69%
Risk-free interest rate	2.6%	1.3%	1.4%
Expected life of options	1.1 years	1.1 years	0.5 years

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003 was $8.86, $8.39 and $4.95 per share, respectively. The weighted-average fair value of purchase rights granted under the Employee Stock Purchase Plan during the years ended December 31, 2005, 2004 and 2003 was $2.49, $1.87 and $1.36 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence it is more likely than not that the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

Comprehensive Income

The other comprehensive income (loss) that the Company currently reports are unrealized gains (losses) on short-term investments and the effect of foreign currency translation, which is included in accumulated other comprehensive income (loss) in the consolidated statement of  stockholders’ equity (net capital deficiency).

Foreign Currency

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected in accumulated other comprehensive income within stockholders’ equity. Foreign currency transaction gains or losses are reported in results of operations.

Segment Information

The Company reports segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. The Company drives the majority of its revenues from supply cabinet-based systems, which are treated as one segment for purposes of SFAS No. 131. These systems are similar in terms of their shared multiple common assemblies and sub-assemblies, as well as their basic operation and visual characteristics, and are used by hospitals and health care facilities to improve patient safety and care and enhance operational efficiency. For the years ended December 31, 2005, 2004 and 2003, substantially all of the Company’s total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. Assets of this operating segment are not segregated and substantially all of the Company’s long-lived assets are located in the United States.

Net Income (Loss) Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of common shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants computed using the treasury stock method. Since their impact is not dilutive, the total number of shares excluded from the calculations of diluted net loss per share for the year ended December 31, 2005 was 3,317,472, the year ended December 31, 2004 was 364,262 and the year ended December 31, 2003, was  2,218,701.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income (loss)	$(2,074)	$10,602	$7,307
Basic
Weighted average common shares outstanding	25,906	24,849	22,760
Less: Weighted average common shares subject to repurchase	—	—	(14)
Weighted average common shares outstanding—basic	25,906	24,849	22,746
Net income (loss) per common share—basic	$(0.08)	$0.43	$0.32
Diluted:
Weighted average common shares outstanding	25,906	24,849	22,760
Less: Weighted average common shares subject to repurchase	—	—	(14)
Add: Dilutive effect of employee stock options and warrants	—	2,871	2,575
Weighted average common shares outstanding—diluted	25,906	27,720	25,321
Net loss per common share—diluted	$(0.08)	$0.38	$0.29

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25, but will be required to account for such transactions using a fair value method and recognize the expense in the consolidated statement of operations.  SFAS No. 123R is effective for the Company beginning in the Company’s first quarter of 2006. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has evaluated the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R and SAB No. 107 in the first quarter of 2006 will have a material impact on the Company’s consolidated results of operations and net earnings per share. The Company is evaluating which method of valuation it will use in determining the fair value of share-based payments to employees. The Company expects to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Omnicell in the first quarter of fiscal 2006. We have evaluated the effect that the adoption of SFAS 151 will have on our consolidated results and do not expect it to have a material impact.

Note 2. Acquisitions

BCX Technology, Inc.

On August 15, 2003, Omnicell acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee. BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, Omnicell acquired the rights to ScanREQ, now branded as OptiFlex™ open systems, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 are not materially different from Omnicell’s reported 2003 results. The acquisition was accounted for as a business combination with a total purchase price of $4.0 million, which included $3.0 million paid at the time of purchase, $1.0 million paid in January 2004 including $0.5 million relating to the achievement of performance milestones in 2003, and $0.3 million paid in January 2005 relating to the achievement of performance milestones in 2004. In connection with the acquisition, Omnicell assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Additionally, the acquisition agreement requires Omnicell to pay up to an additional $0.7 million of purchase price by January 1, 2006 if certain performance milestones are achieved in the year 2005. The payment was made in January 2006. The Company allocated the purchase price to the tangible assets acquired based on management’s estimate of their fair values. The fair values of the intangible assets, including the acquired current technology and trade name, were based upon the income approach to valuation. Under the income approach, the Company assumed a cash flow period of five years, revenue growth rates of 5% to 25% on an annual basis and a discount rate of 20%. The purchase price allocation was as follows (in thousands):

Current assets	$593
Property, plant and equipment	38
Intangible assets(1)	1,820
Goodwill	1,745
Total assets acquired	4,196
Current liabilities assumed	(134)
Net assets acquired	$4,062

(1)          Includes trade name of $231

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

As part of the purchase, Omnicell agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred. The Company paid $125,000 in guaranteed minimum royalty in January 2005 and January 2006.

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

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
$1,065

Intangible Assets from BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from acquisitions of  BCX Technology, Inc., Medisafe, and APRS, Inc. consist of the following (in thousands):

	December 31, 2005	December 31, 2004	Amortization Life
Customer base	$244	$244	5 years
Backlog	—	163	6 months
Service contracts	268	268	5 years
Acquired technology	4,684	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196	5,359
Accumulated amortization	(2,923)	(1,911)
Net purchased intangible assets	2,273	3,448
Trade name	231	231	Indefinite
Net purchase intangible asset with indefinite lives	231	231
Net total purchased intangible assets	$2,504	$3,679

Estimated future amortization expense of the purchased intangible assets at December 31, 2005 is as follows (in thousands):

2006	1,034
2007	770
2008	456
2009	13
2010	0
Total	$2,273

Note 3.        Sales of Accounts Receivable

The Company offers customers multi-year, non-cancelable payment terms. In 2005, 2004, and 2003, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $38.5 million, $34.8 million, and $27.9 million, respectively. The Company typically sells the customers’ multi-year payment agreements to a third-party leasing company. During the years ended December 31, 2005, 2004, and 2003, the Company has transferred accounts receivable totaling approximately $32.9 million, $26.6 million, and $22.5 million, respectively, which approximated fair value to leasing companies on a non-recourse basis. At December 31, 2005 and 2004, accounts receivable included approximately $1.6 million and $2.6 million, respectively, due from the finance companies for receivables sold. Additionally, due to the nature of the recourse clauses in certain receivable sales, the Company has recorded $4.0 million of the total sold receivable portfolio of $244.9 million as of December 2005, and $6.1 million of the total sold receivable portfolio of $174.9 million as of December 31, 2004 as receivable subject to a sales agreement and obligation resulting from sale of receivables.

Note 4. Cash Equivalents and Short-Term Investments

Cash equivalents and short-term investments consist of the following (in thousands):

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2005:
Cash equivalents:
U.S. commercial debt securities	$18,624	$(1)	$18,623
Total cash equivalents	18,624	(1)	18,623
Short-term investments:
U.S. commercial debt securities	—	—	—
U.S. government debt securities	—	—	—
Total short-term investments	—	—	—
Total	$18,624	$(1)	$18,623
December 31, 2004:
Cash equivalents:
U.S. commercial debt securities	$8,874	$—	$8,874
Total cash equivalents	8,874	—	8,874
Short-term investments:
U.S. commercial debt securities	8,150	(24)	8,126
U.S. government debt securities	3,000	(9)	2,991
Total short-term investments	11,150	(33)	11,117
Total	$20,024	$(33)	$19,991

Note 5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$8,177	$10,512
Work-in-process	—	409
Finished goods	5,586	3,671
Total	$13,763	$14,592

The balance of work-in-process reflects material issued to work orders that have not been completed into finished goods. The reduction in work-in-process reflects the implementation of two bin work order production where material is issued to work orders for goods required that day. The balance of the material remains in raw material.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Equipment	$19,716	$17,718
Furniture and fixtures	630	619
Leasehold improvements	1,699	1,667
Purchased software	526	526
	22,571	20,530
Accumulated depreciation and amortization	(17,844)	(14,870)
Property and equipment, net	$4,727	$5,660

No equipment was leased under capital leases at December 31, 2005 or 2004.

Depreciation and amortization of property and equipment was approximately $3.0 million, 2.9 million, and $2.9 million in the years ended December 31, 2005, 2004 and 2003, respectively.

Note 7. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Long-term deposits	$331	$74
Long-term trade receivables	325	3,324
Purchased residual interests (see Note 8)	298	909
Equity investment	350	350
Capitalized software development costs, net of accumulated amortization of $439 and $39 in 2005 and 2004	1,672	1,747
Other	210	631
	$3,186	$7,035

Note 8. Purchased Residual Interests

Although the Company had no contractual obligation to do so, in July 2002, it executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in Omnicell equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and the Company’s assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, the Company charges the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when the Company believes a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The remaining amount of purchased residual interests at December 31, 2005 and 2004 was $0.3 million and $0.9 million, respectively, and is recorded in other assets.

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued compensation and related benefits	$4,782	$3,151
Accrued upgrade costs	116	168
Accrued GPO (General Purchase Organization) fees	972	1,010
Deferred rent	1,361	1,103
Customer deposits	640	3,926
Accrued accounts payable	2,842	2,368
Accrued professional fees	1,123	517
Sales tax payable	612	465
Other accrued liabilities	216	210
	$12,664	$12,918

Accrued upgrade costs represent the estimated costs to be incurred by the Company to provide certain specific functionality to Sure-Med products as a result of the acquisition of the Sure-Med product line in January 1999. The following table sets forth the activity in the upgrade costs accrual (in thousands):

	December 31,
	2005	2004
Beginning balance	$168	$943
Materials, labor and shipping costs expended	(52)	(775)
Ending balance	$116	$168

Note 10. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	December, 31
	2005	2004
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$10,036	$10,459
Cost of sales, excluding installation costs	(2,055)	(2,613)
Deferred gross profit	$7,981	$7,846

Note 11. Commitments and Contingencies

Lease Commitments.   The Company lease approximately 156,000 square feet of office, development and manufacturing space in Mountain View California, Waukegan Illinois, Lebanon Tennessee, Houston Texas, and India. In June 2003, the Company entered into an agreement to lease 87,000 square feet of office, development and manufacturing space in Mountain View, California. This space became the Company’s principal administrative, marketing, research and development, training and manufacturing facility in January 2004. The sixty-five month lease, with an option to renew for an additional five years, commenced upon occupancy in January 2004. In addition, the Company maintains an administrative, marketing, development, technical support and training facility located in approximately 38,000 square feet of office space in Waukegan, Illinois under a lease expiring in June 2006, with an option to renew for an additional five years, and 2,400 and 5,800 square feet of administrative, sales and product development space in Lebanon, Tennessee and Houston, Texas under leases expiring in October 2006 and June 2009, respectively. Commencing in August, 2005, the Company leased 22,000 sq. feet of office space in Bangalore, India, primarily for use as a research and development facility. The lease is for an initial period of five years, with an option to renew for two successive five year periods. At December 31, 2005, future minimum payments under these leases are as follows (in thousands):

For the years ended December 31,
2006	$1,953
2007	1,786
2008	1,885
2009	997
2010	187
Thereafter	—
Total minimum lease payments	$6,808

Indemnification Arrangements and Guarantees.   As permitted under Delaware law and the Company’s by-laws and certificate of incorporation, the Company has agreements whereby they indemnify their officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, they have a directors’ and officers’ insurance policy that may enable them to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

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

Note 12. Stockholders’ Equity

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

In October 2001, in connection with a strategic alliance with Ascension Health Ventures, LLC, the Company issued a five-year warrant to purchase 173,410 shares of the Company’s common stock at an exercise price of $8.745 per share. The Company valued the common stock issued using an estimated fair market value of $3.47 per share on the date of the issuance. The Company valued the warrants using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 3.5%, no dividend yield, a volatility factor of 0.50, and a weighted-average contractual life of the options of 60 months. The fair market value of the warrants was estimated to be $600,000. As at December 31, 2005, the unamortized balance is $90,000. This amount is included in prepaid expenses and other current assets and is being amortized to expense on a straight-line basis over the five-year term of the alliance agreement. The warrant was exercised in October 2003.

Stock Option Plans

The 1999 Equity Incentive Plan (the “Incentive Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under the Company’s 1992 Incentive Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the Incentive Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements. As of December 31, 2005, 9,158,871 shares were authorized for issuance pursuant to the Incentive Plan.

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

A summary of stock option activity under all of the Company’s option plans follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	5,954	5.82
Granted	3,171	7.38
Exercised	(1,433)	4.30
Canceled	(1,086)	7.29
Outstanding at December 31, 2003	6,606	6.65
Granted	1,708	13.37
Exercised	(1,260)	5.39
Canceled	(254)	12.13
Outstanding at December 31, 2004	6,800	8.32
Granted	1,371	9.41
Exercised	(642)	3.57
Canceled	(950)	8.85
Outstanding at December 31, 2005	6,579	$8.93

Additional information regarding options outstanding as of December 31, 2005 is as follows (shares in thousands):

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number Outstanding	Weighted Average Exercise Price of Exercisable Options
$1.80 – $2.70	205	5.6	2.13	179	2.09
$2.75 – $4.00	845	6.6	3.03	641	3.00
$5.15 – $7.65	1,370	6.3	6.04	1,101	5.85
$8.08 – $12.10	2,947	7.4	10.34	1,267	10.33
$12.20 – $16.26	1,043	5.7	13.19	541	13.30
$18.35 – $20.00	169	4.9	19.19	115	19.00
	6,579	6.7	$8.93	3,844	$8.12

At December 31, 2005, there were 374,600 shares available for future issuance under the Plans. On January 1 of each year, the number of shares reserved for issuance under the 1999 Equity Incentive Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of the Company’s common stock then outstanding, or (ii) 3,000,000 shares. After applying the formula, the number of shares available for future issuance under the 1999 Equity Incentive Plan on January 1, 2006 was 1,444,897. At December 31, 2005 and 2004 options to purchase 3,844,002 and 3,415,478 shares, respectively, were exercisable.

Stock-Based Compensation

Deferred stock compensation for options granted to employees and directors has been determined as the difference between the fair market value of our common stock on the date options were granted and the exercise price of those options. In connection with the grant of stock options to employees and directors, the Company did not record any additional deferred stock compensation for the years ended December 31, 2005, 2004 and 2003. Deferred stock compensation is reflected as a component of stockholders’ equity (net capital deficiency) and the deferred expense is being amortized to operations over the two-to-four year vesting periods of the options using the graded vesting method. In the years ended December 31, 2005, 2004 and 2003, the Company amortized deferred stock compensation in the following amounts (in thousands):

	Year Ended December 31,
	2005	2004	2003
Research and development expense	$—	$2	$25
Selling, general and administrative expense	—	68	217
Total	$—	$70	$242

For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense of approximately $0, $59,000 and $94,000, respectively, in connection with the acceleration of stock option vesting periods for certain employees upon termination of their employment.

1997 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company’s common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2005, 1,398,320 shares had been issued under this plan and a total of 490,847 shares of common stock are reserved for future issuance under the plan. Pursuant to the plan, on January 1, 2006 an additional 394,063 shares were added to the plan and will be available for issuance following the Company’s filing of a registration statement on Form S-8 covering such shares.

Stock Reserved for Issuance

At December 31, 2005, the Company had reserved shares of common stock for issuance as follows (in thousands):

Issuance under the stock options plans	6,954
Employee Stock Purchase Plan	491
Total	7,445

Note 13. 401(k) Plan

The Company has established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Company contributions are discretionary. No such Company contributions have been made since inception of the plan.

Note 14. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$(14)	$191	$174
State	34	128	68
Foreign	—	5	—
Total Current	$20	$324	$242

A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
U.S. federal tax benefit at statutory rate	$(671)	$3,715	$2,567
State	34	128	68
Foreign	—	5	—
Meals and entertainment disallowance	321	200	145
Unbenefited (benefited) losses	420	(3,846)	(2,534)
Other	(84)	122	(4)
Total	$20	$324	$242

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$27,046	$25,383
Tax credit carryforwards	3,964	3,679
Inventory related items	1,806	1,354
Reserves and accruals	2,101	2,186
Deferred revenue	6,204	8,090
Capitalized research and development costs	(76)	294
Depreciation and amortization	1,683	426
Other, net	384	274
Total deferred tax assets	43,112	41,686
Valuation allowance	(43,112)	(41,686)
Deferred tax assets	—	—
Deferred tax liabilities:
Other, net	—	—
Total deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1.4 million in 2005, increased by $0.6 million during 2004 and increased by $0.5 million in 2003.

As of December 31, 2005 the Company had net operating loss carry forwards for federal income tax purposes of approximately $73.9 million, which expire in the years 2010 through 2025, federal research and experimentation tax credits of approximately $2.0 million, which expire in the years 2007 through 2025, and federal alternative minimum tax credits of approximately $216,000, which have no expiration. The Company also had net operating loss carry forwards for California state income tax purposes of approximately $17.1 million, which expire in the years 2010 through 2015, other state net operating loss carry forwards of $19.9 million and California research and experimentation credits of approximately $2.4 million, which have no expiration. The Company also had other state tax credits of approximately $219,000, which began to expire in 2005. As of December 31, 2005, approximately $24.8 million of the federal and state net operating loss carry forwards related to unrecognized stock option deductions that will be credited directly to paid-in capital when realized.

As of December 31, 2005, $39.8 million of the Company’s net operating losses and tax credits generated prior to and including December 31, 2003 are subject to a $4.5 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Net operating losses and tax credits generated after December 31, 2003 may be subject to a substantial annual limitation due to the ownership provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 15. Share Purchase Rights Plan

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

OMNICELL, INC.
CONSOLIDATED SUPPLEMENTARY FINANCIAL DATA
(in thousands, except per share amounts)
(unaudited)

	Mar 31, 2004	Jun 30, 2004	Sept 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sept 30, 2005	Dec 31, 2005
Statement of Operations Data:
Product revenues	$22,227	$23,380	$26,767	$28,482	$22,742	$21,752	$24,194	$26,604
Service and other revenues	5,602	5,827	5,967	5,687	6,009	6,846	6,494	6,877
Total revenues	27,829	29,207	32,734	34,169	28,751	28,598	30,688	33,481
Cost of product revenues	9,197	9,340	11,344	13,151	11,533	10,052	10,572	12,557
Cost of service and other revenues	2,021	2,185	2,302	2,493	2,837	2,286	2,226	2,445
Total cost of revenues	11,218	11,525	13,646	15,644	14,370	12,338	12,798	15,002
Gross profit	16,611	17,682	19,088	18,525	14,381	16,260	17,890	18,479
Operating expenses:
Research and development	2,366	1,837	2,476	2,426	2,709	2,732	2,143	2,027
Selling, general and administrative	11,876	13,218	13,325	13,664	17,142	13,563	14,446	14,547
Restructuring and facility charges	—	171	—	—	406	—	—	—
Total operating expenses	14,242	15,226	15,801	16,090	20,257	16,295	16,589	16,574
Income (loss) from operations	2,369	2,456	3,287	2,435	(5,876)	(35)	1,301	1,905
Interest and other income	84	77	105	191	125	122	156	303
Interest and other expense	(2)	(56)	(12)	(8)	(24)	(4)	(6)	(21)
Income (loss) before provision for income taxes	2,451	2,477	3,380	2,618	(5,775)	83	1,451	2,187
Provision (benefit) for income taxes	97	104	124	(1)	17	17	36	(50)
Net income (loss)	$2,354	$2,373	$3,256	2,619	$(5,792)	$66	$1,415	2,237
Net income (loss) per common share:
Basic	$0.10	$0.10	$0.13	$0.10	$(0.23)	$0.00	$0.05	$0.09
Diluted	$0.08	$0.09	$0.12	$0.10	$(0.23)	$0.00	$0.05	$0.08

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Allowance for doubtful accounts

Years ended:	Balance at beginning of year	Charged to expense	Deductions/ write-offs	Balance at end of year
December 31, 2003	$465	—	$(12)	$453
December 31, 2004	$453	—	$25	$478
December 31, 2005	$478	$243	$(32)	$689

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnicell, Inc.
Date: March 16, 2006	By:	/s/ JAMES T. JUDSON
James T. Judson Vice President of Finance, and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and James T. Judson, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman	March 16, 2006
Randall A. Lipps	of the Board (Principal Executive Officer)
/s/ JAMES T. JUDSON	Vice President of Finance,	March 16, 2006
James T. Judson	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ MARY E. FOLEY	Director	March 16, 2006
Mary E. Foley
/s/ KEVIN L. ROBERG	Director	March 16, 2006
Kevin L. Roberg
/s/ JOHN D. STOBO, JR.	Director	March 16, 2006
John D. Stobo, Jr.
/s/ WILLIAM H. YOUNGER, JR.	Director	March 16, 2006
William H. Younger, Jr.
/s/ RANDY D. LINDHOLM	Director	March 16, 2006
Randy D. Lindholm
/s/ BROCK D. NELSON	Director	March 16, 2006
Brock D. Nelson

/s/ DONALD C. WEGMILLER	Director	March 16, 2006
Donald C. Wegmiller
/s/ SARA J. WHITE	Director	March 16, 2006
Sara J. White
/s/ JOSEPH E. WHITTERS	Director	March 16, 2006
Joseph E. Whitters

INDEX TO EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc.
4.1(4)	Form of Common Stock Certificate.
4.2(4)	Amended and Restated Investor Rights Agreement, dated January 20, 2000.
4.7(5)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1(4)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.2(4)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.3(4)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.4(4)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.5(4)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.6(4)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.7(4)(6)	Vertical Hosted License Agreement, dated August 21, 1999, between Omnicell and Commerce One, Inc., as amended.
10.8(4)	Form of Director and Officer Indemnity Agreement.
*10.9(4)	1992 Equity Incentive Plan, as amended.
*10.10(4)	1995 Management Stock Option Plan.
*10.11(4)	1997 Employee Stock Purchase Plan, as amended.
*10.12(7)	1999 Equity Incentive Plan, as amended.
10.13(4)	Program Agreement, dated June 7, 1999, between General Electric Company and Omnicell.
10.14(11)	Amendment Agreement, dated October 22, 2003, between Omnicell and General Electric Capital Corporation.
10.15(4)(6)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
*10.16(8)	Employment Agreement, dated April 7, 2003 between Omnicell and Gary E. Wright.
10.17(9)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
*10.18(10)	2003 Equity Incentive Plan.
*10.19(11)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.
10.20(11)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
*10.21(11)	2004 Equity Incentive Plan.
10.22(12)	Master Lease/Loan Purchase Program Agreement, dated as of February 28, 2005, between Omnicell and De Lage Landen Financial Services, Inc.
*10.23(13)	Omnicell Quarterly Executive Bonus Plan.
*10.24(14)	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim.
*10.25	Executive Officer Summary Compensation Table.
*10.26	Form of Change of Control Agreement.

*10.27(15)	Employment Agreement, dated March 6, 2006, between Omnicell and Renee M. Luhr.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registereed Public Accounting Firm.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e)
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e)
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)          Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(2)          Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference.

(3)          Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(4)          Previously filed as t an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(5)          Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated by reference herein.

(6)          Confidential treatment has been granted for a portion of this exhibit.

(7)          Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on November 14, 2002 and incorporated herein by reference.

(8)          Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on May 8, 2003 and incorporated herein by reference.

(9)          Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 7, 2003 and incorporated herein by reference.

(10)   Previously filed as an exhibit to our Registration Statement on Form S-8, filed on July 25, 2003 and incorporated herein by reference.

(11)   Previously filed as t an exhibit to our Annual Report on Form10-K, filed on March 8, 2004 and incorporated herein by reference.

(12)   Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2005 and incorporated herein by reference.

(13)   Previously filed as an exhibit to our Current Report on Form 8-K, filed on December 13, 2005 and incorporated herein by reference.

(14)   Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 24, 2006 and incorporated herein by reference.

(15)   Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2006 and incorporated herein by reference.

  *              Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 of Form 10-K.