Form 10-Q
period 2006-03-31
OMNICELL INC /CA/
filed 2006-05-10
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

As of May 4, 2006 there were 27,168,435 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005(1)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$33,853	$29,536
Accounts receivable, net	28,980	29,456
Inventories	12,165	13,763
Receivables subject to a sales agreement	2,175	2,551
Prepaid expenses and other current assets	10,634	10,286
Total current assets	87,807	85,592
Property and equipment, net	4,505	4,727
Long-term receivables subject to a sales agreement	1,507	1,292
Purchased intangibles	2,210	2,504
Goodwill	3,127	3,127
Long-term notes receivable	4,959	325
Other assets	2,685	2,861
Total assets	$106,800	$100,428

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,674	$4,059
Accrued liabilities	11,400	12,664
Deferred service revenue	6,951	6,526
Deferred gross profit	10,764	7,981
Obligation resulting from sale of receivables	2,175	2,551
Total current liabilities	34,964	33,781
Long-term obligation resulting from sale of receivables	1,507	1,292
Long-term deferred service revenue	9,797	9,867
Other long-term liabilities	125	250
Stockholders’ equity	60,407	55,238
Total liabilities and stockholders’ equity	$106,800	$100,428

(1) Information derived from our December 31, 2005 audited Consolidated Financial Statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product revenues	$26,248	$22,742
Service and other revenues	7,665	6,009
Total revenues	33,913	28,751

Cost of revenues:
Cost of product revenues	12,095	11,533
Cost of service and other revenues	3,283	2,837
Total cost of revenues	15,378	14,370

Gross profit	18,535	14,381
Operating expenses:
Research and development	2,615	2,709
Selling, general and administrative	14,977	17,142
Restructuring, facility and severance charges	—	406
Total operating expenses	17,592	20,257
Income (loss) from operations	943	(5,876)
Interest income	350	125
Other income and expense	(7)	(24)

Income (loss) before provision for income taxes	1,286	(5,775)
Provision for income taxes	60	17

Net income (loss)	$1,226	$(5,792)

Net income (loss) per share:
Basic	$0.05	$(0.23)
Diluted	$0.04	$(0.23)

Shares used in computing net income per share:
Basic	26,442	25,490
Diluted	28,105	25,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$1,226	$(5,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	982	1,082
Loss on disposal of property and equipment	54	—
Stock compensation	1,732	—
Provision for excess and obsolete inventories	453	1,344
Changes in operating assets and liabilities:
Accounts receivable, net	(4,157)	(624)
Inventories	1,145	(2,043)
Prepaid expenses and other current assets	(348)	538
Other assets	175	978
Accounts payable	(385)	648
Accrued liabilities	(587)	(1,064)
Deferred service revenue	425	1,251
Deferred gross profit	2,783	(193)
Other long-term liabilities	(195)	(639)
Net cash provided by (used in) operating activities	3,303	(4,514)

Investing activities:
Acquisition of intangible and intellectual property	(677)	(323)
Maturities of short-term investments	—	77
Purchases of short-term investments	(12)	—
Purchases of property and equipment	(520)	(550)
Net cash used in investing activities	(1,209)	(796)

Financing activities:
Proceeds from issuance of common stock	2,223	1,079
Net cash provided by financing activities	2,223	1,079
Net increase (decrease) in cash and cash equivalents	4,317	(4,231)
Cash and cash equivalents at beginning of period	29,536	19,482
Cash and cash equivalents at end of period	$33,853	$15,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRxTM, Omnicell PharmacyCentral, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system. In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we offer OmniBuyer®, our Web-based procurement application, for materials management decision makers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., BCX Technology, Inc., and Omnicell Corporation (India) Private Limited. All significant inter-company accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

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

Foreign Currency Translation

The functional currency of our foreign subsidiary is the U.S. Dollar. Monetary assets and liabilities denominated in foreign currency are translated using the exchange rate on the balance sheet dates. Non-monetary assets and liabilities denominated in foreign currency are translated at historical exchange rates. Revenues and expenses are translated using monthly average exchange rates during the year. Translation adjustments resulting from this process are included as a component of other income (expense). Foreign currency transaction gains and losses are included in the determination of net income.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms. Our products are sold primarily to customers and to distributors. We perform ongoing credit evaluations of our customers and maintain reserves for credit losses. Credit is extended based on such evaluations and collateral is generally not required. Credit losses have not traditionally been material and such losses have been within management’s expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectability. We assess collectability based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), credit ratings of our customers, current events and circumstances regarding the business of our customers and other factors that we believe are relevant.

Substantially all revenues for the three months ended March 31, 2006 and 2005 were generated from customers in North America. No single customer accounted for more than 10% of total revenues for the three months ended March 31, 2006 or 2005. One leasing company accounted for 5% of accounts receivable at March 31, 2006. A different leasing company accounted for 3% of accounts receivable at December 31, 2005.

Goodwill and Purchased Intangible Assets

We measure goodwill and intangible assets with an indefinite life for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized during the three months ended March 31, 2006 or 2005. We had goodwill of $3.1 million and an intangible asset with an indefinite life of $0.2 million at March 31, 2006.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. No impairment of purchased intangible assets with finite lives was recognized for the three months ended March 31, 2006 or 2005.

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

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. We market these systems for sale with 30 day terms. Sales of Accounts Receivable to third-party leasing companies are marketed with multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended, are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectability is reasonably assured.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we sell multi-year payment stream contracts to leasing companies and we have no obligation to those leasing companies once the receivable is sold. At March 31, 2006 and December 31, 2005, accounts receivable included approximately $1.8 million and $1.6 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, our ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of March 31, 2006 and December 31, 2005, the balance of our unsold leases to U.S. government customers was $7.8 million and $3.6 million respectively.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by Omnicell under separate support services terms. When support services are sold under multiple element arrangements, we allocate revenue to support services based on its fair value. We recognize revenue for support services ratably over the related support services contract period. In addition, we enter into professional services and training arrangements. We recognize revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed. Revenues from our Web-based procurement application are recognized ratably over the subscription period. Web-based procurement application revenues were not significant (less than 1.5% of total revenues) for the three months ended March 31, 2006 and 2005, and are included in product revenue and service and other revenue.

Sales of Accounts Receivable

We offer our customers multi-year, non-cancelable payment terms. We typically sell our customers’ multi-year payment agreements to a third-party leasing company. In these sales, we generally transfer customer accounts receivable to the leasing company on a non-recourse basis at the Company’s book value so no gain is recorded on the transfer. In these non-recourse transfers, we remove the sold receivable from our assets as we have assessed that the sales should be accounted for as “true sales” in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 31, 2006 and 2005, we transferred accounts receivable totaling $10.3 million and $11.5 million, respectively, which approximated their fair value, to leasing companies on a non-recourse basis. The balance of receivable subject to a sales agreement and as an obligation resulting from the sales of receivables was $3.7 million and $5.8 million at March 31, 2006 and 2005, respectively.

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of March 31, 2006 and December 31, 2005, the balance of capitalized software development costs was approximately $1.5 million and $1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.2 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Segment Information

We report segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires the use of a management approach in identifying segments of an enterprise. We derive the majority of our revenues from medication and supply cabinet-based systems, which are treated as one segment for purposes of SFAS No. 131. These systems are similar in terms of their shared multiple common assemblies and subassemblies, as well as their basic operation and visual characteristics, and are used by hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.

We have two operating segments: the medication and supply dispensing systems and the e-commerce business. Our chief operating decision-maker reviews information pertaining to reportable segments to the operating income level. There are no significant inter-segment sales or transfers. Assets of the operating segments are not segregated and substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2006 and 2005, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment. Our Web-based e-commerce business operating segment generated less than 1.5% of consolidated revenues for the three months ended March 31, 2006 and 2005.

Share Based Compensation

We account for our employee stock option plans and our employee purchase plan based on the estimated fair value for all share-based payment awards as required by SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), and accordingly expense has been recognized in our consolidated income statements for awards granted to employees or directors under our stock option and employee purchase plans. We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning on January 1, 2006 and have selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of all our awards.

Income Taxes

For the first quarter of fiscal 2006, we recorded an income tax provision of $60,000 as compared with $17,000 for the corresponding period of fiscal 2005. These tax provisions were recorded for taxes due on minimum and alternative state taxes and alternative minimum federal taxes. We currently have provided a full valuation allowance on our U.S. deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Recent Accounting Pronouncements

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities”, an amendment of FASB Statement No. 140. SFAS No. 156 requires that all servicing assets and servicing liabilities are initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. An entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The final date for adoption of SFAS No. 156 is the beginning of the first fiscal year that begins after September 15, 2006, although earlier adoption may be allowed under certain circumstances. This statement requires that the initial recognition and measurement of servicing assets and liabilities to be recorded prospectively after the effective date of this Statement. We are in the process of evaluating the impact of SFAS No. 156 on our financial condition, results of operations and cash flows.

Note 2. Compensation Expense Related to Share-Based Awards

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123 (R).

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning on January 1, 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. As required by SFAS No. 123 (R), compensation expense is recorded for all share-based equity awards issued, granted or modified after the adoption of the provisions of SFAF No. 123 (R) and also includes compensation expense on awards granted prior to but not vested as of the effective date.

Stock Option Plans

The 1999 Equity Incentive Plan (the “Incentive Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under the Company’s 1992 Incentive Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the Incentive Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by the Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements. As of March 31, 2006, 10,616,920 shares were authorized for issuance pursuant to the Incentive Plan.

On January 1 of each year, the number of shares reserved for issuance under the 1999 Equity Incentive Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of the Company’s common stock outstanding, or (ii) 3,000,000 shares.  After applying the formula, the total number of shares available for future issuance under the 1999 Equity Incentive Plan on January 1, 2006 was 1,444,897.

In April 2003, the Company’s Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter however, the Company’s Board of Directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

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

In February 2004, the Company’s Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with Omnicell. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however the Company’s Board of Directors may impose vesting at its discretion to any award. Options under the 2004 Plan generally expire ten years from the date of grant.

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

At March 31, 2006, there were 1,578,674 shares available for future issuance under the Plans.

1997 Employee Stock Purchase Plan.

The Company has an Employee Stock Purchase Plan under which employees can purchase shares of the Company’s common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2006, 1,518,747 shares had been issued under this plan and a total of 370,420 shares of common stock are reserved for future issuance under the plan. Pursuant to the plan, on January 1, 2006 an additional 394,063 shares were added to the plan and became available for issuance following the Company’s filing of a registration statement on Form S-8 covering such shares.

Share-Based Payment Award Activity

A summary of option activity under our 1999 Equity Incentive Plan, 2003 Equity Incentive Plan and 2004 Equity Incentive Plan (the “Plans”) as of March 31, 2006 is presented below:

Options	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(in years)		(000’s)
Outstanding at December 31, 2005	6,579		$8.93
Granted	451		$11.67
Exercised	(296)		$5.42
Forfeited or expired	(114)		$12.63
Outstanding at March 31, 2006	6,620	6.8	$9.21	$60,973
Exercisable at March 31, 2006 (1)	3,838	3.6	$8.30	$31,857

(1)   Exercisable options are fully vested as of March 31, 2006.

As of March 31, 2006, there was $9.9 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2006 was $2.9 million. The total intrinsic value of options exercised pursuant to the Plans during the three months ended March 31, 2006 was $1.6 million.

Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123 (R). As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was our previous method. The impact on our results of continuing operations of recording share-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Three Months Ended March 31, 2006

Cost of products and services	$198
Research and development	140
Selling, general and administrative	1,291
Total share-based compensation expense	$1,629
Impact on net income per share:
Basic and diluted	$0.06

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions for grants made in the quarter ending March 31, 2006 and 2005, respectively:

	For the three months ended March 31,
	2006	2005
Risk-free interest rate (1)	4.71%	3.66%
Dividend yield	0%	0%
Weighted-average volatility (2)	64.5%	97.5%
Expected option life (3)	3.2 years	2.9 years
Weighted-average fair value of options granted for the quarter	$2.40	$4.71

The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model, with the following weighted-average assumptions for issuances made during the quarter ended March 31, 2006 and 2005 respectively:

	For the three months ended March 31,
	2006	2005
Risk-free interest rate(1)	3.40%	2.64%
Dividend yield	0%	0%
Weighted-average volatility(2)	56.7%	69.0%
Expected option life	0.5 – 2 years	0.5 – 2 years
Weighted-average fair value of employee stock purchases for the quarter	$3.27	$2.49

(1) Represents the Treasury bill rate for expected term of the options in effect at the time of grant.

(2) Based on historical volatility of the Company’s common stock. For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock and we recognized option forfeitures as they occurred as allowed by FAS 123. For options granted after December 31, 2005, and valued in accordance with FAS 123R, we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the first three months of fiscal 2006 is based on our historical forfeiture experience, of approximately 14%.

(3) Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2006	2005
Net loss — as reported for prior periods(1)	N/A	$(5,792)
Stock-based compensation expense related to employee stock options and employee stock purchases(2)	$1,629	2,102
Net income (loss), including the effect of stock-based compensation expense(3)	1,226	$(7,894)
Basic and diluted loss per share — as reported for prior periods(1)	N/A	$(0.23)
Basic net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.05	$(0.31)
Diluted net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.04	$(0.31)

(1)Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R).

(2)Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the three months ended March 31, 2005 was 3,582,462.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Basic:
Net income (loss)	$1,226	$(5,792)
Weighted average shares outstanding-basic	26,442	25,490

Net income (loss) per share	$0.05	$(0.23)

Diluted:
Net income (loss)	$1,226	$(5,792)

Weighted average shares of common stock outstanding	26,442	25,490
Add: Dilutive effect of employee stock options and warrants	1,663	—
Weighted average shares outstanding—diluted	28,105	25,490

Net income (loss) per share	$0.04	$(0.23)

Note 4. Acquisitions

Secure Vault

On March 11, 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, used and marketed by Omnicell as Secure Vault. The total purchase price was $0.7 million, which included $0.5 million paid at the date of purchase, $0.1 million paid in May 2004 after completion of certain obligations by Ariel Distributing, Inc., and up to a maximum of $0.1 million in guaranteed minimum royalty payments, due quarterly and calculated as a percentage of license fees recognized by Omnicell for up to a maximum of two years. The total purchase price of $0.7 million is being amortized over five years using the straight-line method.

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc., a privately held company headquartered in Lebanon, Tennessee. BCX Technology, Inc., formed in 1995, is a software provider for inventory management solutions in acute care hospital settings. As part of the acquisition, we acquired the rights to ScanREQ, now branded as OptiFlex™ open systems, a state-of-the-art touch screen monitor and bar code scanning system. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2003 as if BCX Technology, Inc. was acquired on January 1, 2003 were not materially different from our reported 2003 results.

In January, 2004 we accounted for the acquisition as a business combination with a total purchase price of $4.0 million, which was inclusive of $3.0 million paid at the time of purchase and $1.0 million paid in January 2004 of which, $0.5 million related to the achievement of performance milestones in 2003. In connection with the acquisition, we assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Subsequently, we paid milestone performance payments of $0.3 million in January 2005 relating to the achievement of performance milestones met in 2004, and $0.7 million in January 2006 relating to the achievement of performance milestones met in 2005.

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

Current assets	$593
Property, plant and equipment	38
Intangible assets (1)	1,820
Goodwill	2,745
Total assets acquired	5,196
Current liabilities assumed	(134)
Net assets acquired	$5,062

(1) Includes trade name of $231,000

Medisafe

On December 6, 2002, we purchased substantially all of the intellectual property assets of Medisafe, a provider of point-of-care patient safety solutions. As part of the transaction, we acquired technology for a new bedside medication management solution called SafetyMed. This solution automates the nursing workflow process associated with medication administration and uses bar code technology to help ensure patient safety. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in 2005. In addition, we incurred approximately $20,000 of acquisition related costs. We allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%. The purchase price allocation was as follows (in thousands):

Intangible assets	$2,354
Contracted services	79
Purchased in-process research and development	588
Total Purchase Price	$3,021

As part of the purchase, we agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties would be expensed as incurred. We paid $125,000 in guaranteed minimum royalty in January, 2006 and 2005.

APRS, Inc.

On August 30, 2002, we acquired 100% of the outstanding common shares of APRS, Inc., a privately held company headquartered in Houston, Texas. APRS, Inc. was formed in 1997 to support, develop and market integrated system solutions to health system pharmacies. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2002 as if APRS, Inc. was acquired on January 1, 2002 were not materially different from our reported 2002 results. In connection with the acquisition, We paid cash of $1.1 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs.

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

Current assets	$294
Property, plant and equipment	43
Other assets	2
Intangible assets	716
Goodwill	382
Total assets acquired	1,437
Current liabilities assumed	(500)
Net assets acquired	937
Purchased in-process research and development	128
Total Purchase Price	$1,065

Intangible Assets from Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	March 31, 2006	Amortization Life
Customer base	$244	5 years
Service contracts	268	5 years
Acquired technology	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196
Accumulated amortization	(3,217)
Net purchased intangible assets	1,979
Trade name	231	Indefinite
Net purchase intangible asset with indefinite lives	231
Net total purchased intangible assets	$2,210

Estimated future amortization expense of the purchased intangible assets at March 31, 2006 is as follows (in thousands):

2006 (remaining amount)	$734
2007	763
2008	449
2009	33
Total Amortization	$1,979

Note 5. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms. For the three months ended March 31, 2006 and 2005, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $13.8 million and $14.2 million, respectively. We typically sell the customers’ multi-year payment agreements to a third-party leasing company.

For the three months ended March 31, 2006 and 2005, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $10.3 million and $11.5 million, respectively. We have no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the non-cancelable multi-year payment term. At March 31, 2006 and December 31, 2005, accounts receivable included $1.8 million and $1.6 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 6. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$6,529	$8,177
Work-in-process	—	—
Finished goods	5,636	5,586

Total Inventories	$12,165	$13,763

During the first quarter of 2006, we increased our provision for excess and obsolete inventories by $0.4 million. The increase in the provision was due primarily to charges taken with respect to end of life products.

Note 7. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from

Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of March 31, 2006 and December 31, 2005 was $0.3 million and is recorded in other assets.

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$13,651	$10,036

Cost of sales, excluding installation costs	(2,887)	(2,055)
Total Deferred Gross Profit	$10,764	$7,981

Note 9. Indemnification Arrangements and Guarantees

As permitted under Delaware law and our bylaws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at Omnicell’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that it will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, we undertake indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of our products and the provision by Omnicell of technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, we may also warrant that our professional services will be performed in a good and workman-like manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states and for many state and local government-run hospitals, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

Acquisition commitments

As part of the acquisition of BCX Technology, Inc. we paid $1.0 million in January 2004 including an additional $0.5 million as part of the purchase price and $0.5 million relating to the achievement of performance milestones in 2003. In addition, $0.3 million was paid in January 2005 relating to the achievement of performance milestones in 2004 and $0.7 million was paid in January 2006 relating to the achievement of performance milestones in 2005. The milestone based earn-out payments made in 2004, 2005 and 2006 were considered additive to the original purchase price of $3.0 million. At March 31, 2006, there are no future payment commitments with respect to the acquisition of BCX Technology, Inc. As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005. The first installment of $125,000 was paid in January 2005 and the second installment of $125,000 was paid in January 2006.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•       the extent and timing of future revenues;

•       the size and/or growth of our market or market-share;

•       the opportunity presented by new products or emerging markets;

•       the operating margins or earnings per share goals we may set;

•       our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•       our estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II – Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

You should also read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Executive Summary

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of systems and software solutions targeting patient safety and operational efficiency in healthcare facilities. Since 1992, we have worked with more than 1,600 healthcare facilities to enhance patient safety and allow clinicians to spend more time with their patients. Our medication-use product line includes solutions for the central pharmacy, nursing unit, operating room, and patient bedside. Solutions range from large central pharmacy “smart inventory” carousels to small handheld devices. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems store it, package it, bar code it, order it, issue it, and provide information and controls on its use and reorder. Our supply product lines provide a healthcare institution with fast, effective control of costs, capture of charges for payor reimbursement, and timely reorder of supplies. Products range from high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, cath lab and operating room.

Our mission is to provide the best customer experience in healthcare, helping hospitals reduce medication errors, operate more efficiently, and decrease costs. Our website is located at www.omnicell.com.

We sell our medication and supply dispensing systems primarily in the United States. We have a direct sales force organized into six geographic regions in the United States. We sell through distributors in Asia, Australia, Europe, the Middle East, and South America and through a sales agent in Canada. We manufacture the majority of our systems in our production facility in Mountain View, California, with refurbishment and spare parts activities conducted in our Waukegan, Illinois facility. In August of 2005, we opened a facility in Bangalore, India and established a wholly owned subsidiary, Omnicell Corporation (India) Private Limited. The subsidiary is staffed by a workforce of approximately 50 engineers and other professionals who transferred to Omnicell from the third party contractor that had been supplying these development resources in the past. There are currently nine active development projects underway in India and an extensive quality assurance team in place. We believe that our India operation gives us access to an excellent talent base and, in conjunction with our domestic team, will enable us to scale our research and development and service investments most efficiently for the foreseeable future.

We recognize revenue when our medication and supply dispensing systems are installed. In the first quarter of 2006, our backlog grew and expanded to include more orders from customers with longer installation cycles and more orders from customers without prior use of automated systems. As a result, our installation time-frame changed from approximately three to six months in the prior fiscal period ended December 31, 2005, to generally three to nine months in the current time-period. Installation now generally takes place three to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of Omnicell systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. This has resulted in Omnicell growing product backlog which has the benefit of enabling Omnicell to operate more efficiently and predictably.

Our revenue in the three months ended March 31, 2006 was $33.9 million, an increase of 18% from $28.8 million in the comparable period in 2005. We expect revenues to increase sequentially in the second quarter of 2006.

As a result of increased operational efficiencies, gross margins improved to 55% in the three months ended March 31, 2006 compared to 50% in the comparable period in 2005, however our gross margins may fluctuate due to changes in product and sales mix and costs.

Operating expenses in the three-months ended March 31, 2006 were $17.6 million, a decrease of $2.7 million, or 13%, from $20.3 million in the comparable period in 2005 as a result of reduction in headcount, reduction in travel expenses and a reduction in temporary workforce expenses. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of sales and in support of and installation of customer bases.

Overall, we improved our net income to $1.2 million in the three-months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

In 2006, we adopted SFAS 123(R) to record share-based awards compensation costs. Total share-based compensation expense for the three months ended March 31, 2006 was $1.6 million. The impact on net income per share-basic and net income per share-diluted was $0.06, for the three months ending March 31, 2006.

During the first quarter of 2006, we have been focusing on running our business more efficiently, cost effectively and with greater emphasis on market share expansion. We believe that a key to realizing these efficiencies is to improve the linearity of our business within each quarter. By growing backlog, we hope to obtain a more predictable level of production in our factories and more predictable installation schedules for ourselves and our customers. These efficiencies have helped make us a lower cost supplier and enables us to compete more aggressively in the marketplace and deliver better shareholder value.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting. In most cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•                  revenue recognition,

•                  estimating allowances for doubtful accounts,

•                  estimating receivables sales,

•                  inventory valuation,

•                  goodwill and intangible assets, and

•                  estimating liabilities and costs to fulfill upgrade obligations.

We have a significant change in our critical accounting policies and estimates with respect to adoption of SFAS No. 123(R) during the three months ended March 31, 2006 to the items which we disclosed as our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the first quarter of 2006, we adopted SFAS 123(R) and selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs. Total share-based compensation expense for the three months ended March 31, 2006 was $1.6 million. The impact on net income per share-basic and net income per share-diluted was $0.06 for the three months ending March 31, 2006

We estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee stock-based awards may change in future periods. SFAS No. 123(R) requires that employee stock-based compensation costs are recognized over the vesting period or the requisite service period in similar manner in which all other forms of compensation are paid to our employees. In the first quarter of 2006, our results of recording share-based compensation expense was $0.2 million to cost of products and services sold, $0.1 million to research and development expense and $1.3 million to selling, general and administrative expense. We did not recognize a related tax impact due to the adoption of SFAS No. 123(R). We adopted FAS 123(R) on a modified prospective basis.

As of March 31, 2006, there was $9.9 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Impact of Currency Exchange Rates

We do not expect that future exchange rate fluctuations in foreign currency will have a material effect on our business, financial condition and results of operations in 2006. Our foreign currency transaction and translation adjustments were not material in 2005. Our foreign currency transactions are denominated in Indian Rupees with respect to operations of our India subsidiary. Refer to the Notes to the unaudited Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2006 and 2005, respectively, expressed as a percentage of total revenues for these periods:

	Three Months Ended March 31,
	2006	2005
Revenues:
Product revenues	77.4%	79.1%
Service and other revenues	22.6	20.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	35.7	40.1
Cost of service and other revenues	9.6	9.9
Total cost of revenues	45.3	50.0
Gross profit	54.7	50.0
Operating expenses:
Research and development	7.7	9.4
Selling, general and administrative	44.2	59.6
Restructuring, facility and severance charges	—	1.4
Total operating expenses	51.9	70.4
Income (loss) from operations	2.8	(20.4)
Interest income	1.0	0.4
Interest expense	—	—
Other interest and expense	—	(0.1)
Income (loss) before provision for income taxes	3.8	(20.1)
Provision for income taxes	0.2	0.1
Net income (loss)	3.6%	(20.0)%

Overall, we improved our net income to $1.2 million in the three-months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Product:
Product revenues	$26,428	$22,742
Cost of product revenues	12,095	11,533
Gross Profit on Product Revenues	$14,333	$11,209

Product Revenues. Product revenues increased 16% to $26.4 million for the three months ended March 31, 2006 from $22.7 million in the same period in 2005. The increase in product revenue was primarily the result of increases in the unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increases in unit volume sales across our entire product line from new customer relationships.

Cost of Product Revenues. Cost of product revenues consists primarily of direct material, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems. Cost of product revenues increased 5% to $12.1 million for the three months ended March 31, 2006 from $11.5 million in the same period in 2005. Costs increased approximately $0.6 million year over year. The increase in cost of product revenues is due primarily to the increase in costs associated with increasing volume unit sales, the current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006, increases in the product cost of revenues associated with current quarter shift of service staff costs previously associated with general and administrative departmental expenses in prior quarters, and decreases in prior year costs associated with the expenses of one-time write off of excess inventory in the quarter ended March 31, 2005. The increases in product cost of revenues associated with the current quarter shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of faciliting sales to primarily a post-sales focus in installation of products sold. This change was prospective beginning January 1, 2006. These cost of product revenue increases were partially offset by reduction of costs associated with the changes in our product mix and decreases in the cost of materials, installation and shipping.

Gross Profit on Product Revenues. Product gross profit on product revenues in the first quarter of 2006 were $14.3 million, or 54% of product revenues, compared to $11.2 million or 49% of total revenue in the first quarter of 2005. Our gross profit improved year over year primarily due to an increases in product revenues, reduction of costs associated with the changes in our product mix, and decreases in the cost of materials used in manufacturing , and installation and shipping of our products. These improvements were partially offset by current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006, increases in the product cost of revenues associated with current quarter shift of service staff costs previously associated with general and administrative departmental expenses in the prior quarters, a reduction of expenses associated with a write off of excess inventory in the quarter ended March 31, 2005. We expect gross profit on product revenues to fluctuate based on the different costs associated with changes in our product mix.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Service and Other :
Service and other revenues	$7,665	$6,009
Cost of service and other revenues	3,283	2,837
Gross Profit on Service and Other Revenues	$4,382	$3,172

Service and Other Revenues. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues was $7.7 million in the first quarter, up 28% or $1.7 million from $6.0 million for the quarter ended March 31, 2005. The increase in service revenue was primarily the result of an expansion in our installed base of automation systems and an increase in support service contracts.

Cost of Service and Other Revenues. Cost of service and other revenues increased $0.4 million or 16% to $3.3 million for the three months ended March 31, 2006 from $2.8 million in the same period in 2005. The increase in cost of service and other revenues is primarily due to increased overhead costs associated with the expanding base of service and other revenues, and the current quarter shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters. Increases were partially offset by improved efficiencies in material costs used in supporting the installed base.

Gross Profit on Service and Other Revenues. Service and other revenues gross profit in the first quarter of 2006 were $4.4 million, or 57.0% of service and other revenues, compared to $3.2 million or 53.0% of service and other revenue in the first quarter of 2005.Gross profit improved $1.2 million year over year primarily due an increase in our installed base and increase in support service contracts and our ability to improve cost efficiencies within our internal service organization. We expect gross profit on service and other revenues to fluctuate based on the costs expended to support our customer base.

Total gross margin in the first quarter of 2006 was $18.5 million, or 55.0% of total revenues, compared to $14.4 million or 50.0% of total revenue in the first quarter of 2005.

Operating Expenses

Comparison of the three months ended March 31, 2006 and 2005 respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Research and development	$2,615	$2,709
Selling, general and administrative	14,977	17,142
Restructuring, facility and other charges	—	406
Total operating expenses	$17,592	$20,257

Operating expenses in the three-months ended March 31, 2006 were $17.6 million, a decrease of $2.7 million, or 13%, from $20.3 million in the comparable period in 2005.

Research and Development. Research and development expenses were $2.6 million in the first quarter of 2006, down $0.1 or 3% from $2.7 million in the first quarter of 2005. Research and development expenses decreased $0.5 million due to reduction in consulting expenses. This reduction was partially offset by a $0.1 million expense related to current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006 and increases in spending due to research and development activity in our India subsidiary, which was established in August, 2005. Increases in Research and Development Expenses included a $0.2 million increase for Employee wage and benefit expenses and a $0.1 million increase in prototype expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million in the first quarter of 2006, down $2.2 million or 13% from $17.1 million in the first quarter of 2005. The decrease in our first quarter of 2006 selling, general and administrative expenses compared to the same period in 2005 consisted of expenses associated with a $2.7 million shift of current quarter service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues, and a $2.0 million decrease in costs associated with the expenses from prior year restructuring   The decrease in selling, general and administrative expenses associated with the current quarter shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold. This change was prospective beginning January 1, 2006. The decreases in selling, general and administrative expenses were partially offset by a $1.3 million increase due to current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006 and a $1.3 million current period compensation expense. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales, and in support and installation of customer orders.

Restructuring, Facility and Other Charges. During the three months ended March 31, 2006, there were no restructuring, facility and other charges against operations. This compares to an expense of $0.4 million for the three months ended March 31, 2005.

Provision for Income Taxes Comparison of the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005

Provision for income taxes	$60	$17

The income tax provision for the three months ended March 31, 2006 and 2005 consisted of both federal and state alternative minimum taxes and other state taxes. For the three months ended March 31, 2006, there was no tax impact related to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to result in a significant increase to the overall tax rate which is estimated to approximate 9% for the 2006 fiscal year. The actual tax rate may vary significantly depending upon the timing of employees’ exercises and sales of stock. The effective tax rate for 2005, adjusting for the adoption of SFAS No. 123(R) was less than 1%.

Net Income. Overall, we improved our net income to $1.2 million in the three months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders. We expect our product backlog will continue to grow slightly and believe that having visibility from two to two and a half quarters of product revenue in backlog will enable us to operate efficiently and maintain predictability of results and maximize customer satisfaction. Our product backlog increased $7.6 million to $77.2 million as of March 31, 2006, from $69.6 million as of December 31, 2005.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of approximately $33.9 million. In comparison, at December 31, 2005, we had cash, cash equivalents and short-term investments of approximately $29.5 million.

Operating activities for the first three months of 2006 provided $3.3 million of cash. Major contributors were net income of $1.2 million, depreciation and amortization of $1.0 million, stock compensation expense primarily due to the adoption of SFAS No. 123(R) of $1.7 million, $0.5 million provision for excess and obsolete inventories, increases in deferred gross profit of $2.8 million and a decrease of inventories of $1.1 million. These amounts were offset by an increase of $4.2 million of accounts receivables and decreases of $0.6 million in accrued liabilities and $0.2 million other long-term liabilities. Net cash used in operating activities was $4.5 million for the first three months of 2005.

Net cash used in investing activities was $1.2 million for the first three months of 2006, and was primarily comprised of $0.5 million for acquisition of capital equipment and $0.7 acquisition of investment in intangible and intellectual property. Net cash used in investing activities was $0.8 million for the first three months of 2005.

Net cash provided by financing activities of $2.2 million for the first three months of 2006 reflects sales of stock through our stock option and employee stock purchase plans. Financing activities provided cash of $0.8 million for the first three months of 2005.

We have net operating lease commitments of $6.3 million payable when due through 2010 as follows (in thousands):

2006 (remaining amount)	$1,421
2007	1,786
2008	1,885
2009	997
2010 and thereafter	187
Total minimum lease payment	$6,276

We believe our existing funds, together with funds provided by operations will be sufficient to meet our foreseeable future operating cash requirements for the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes in the quantitative and qualitative disclosures in market risk related to changes in interest rates, foreign currency exchange rates, commodity prices, and equity prices from the Company’s Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Controls Over Financial Reporting

There was no significant change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

Item 1A. RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We may or may not continue to be successful in marketing our medication and supply dispensing systems, or that the level of market acceptance of such systems continue and be sufficient to generate operating income

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems has recently translated into larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex deals often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. There could be unexpected delays in the future. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation) and AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.) and Cemer Corporation. Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform and ScanREQ, and with the entry of other companies into the automated dispensing systems market space, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

We have a history of operating losses and we cannot assure that we will maintain profitability.

We had net loss of $5.0 million in 2002 and net income of $7.3 million in 2003. While we were profitable with net income of $10.6 million for the year ended December 31, 2004, we had a net loss of $2.1 million for the year ended December 31, 2005. Therefore, we may not be profitable in the future. Furthermore, we cannot assure that if we again become profitable we will be able to maintain or increase profitability in the future on a quarterly or annual basis.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.*

For the 12 months prior to March 31, 2006, our common stock has traded between $5.95 and $12.80 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

We frequently grant stock options to our employees and other individuals. At March 31, 2006, we had options outstanding for 6,620,295 shares of our common stock at option exercise prices ranging from $1.80 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense we are required to recognize measures the accurate value of our share-based payment awards; the recognition of this expense could cause the trading price of our common stock to decline.*

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases.. The application of SFAS 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.

As a part of our business strategy, during the past few years we acquired an automated pharmacy storage and retrieval system, the SafetyMed platform, and SecureVault and we may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of March 31, 2006, the balance of our unsold leases to U.S. government customers was $7.8 million.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.

Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we cannot assure that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.

In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. SFAS No. 123(R), the new FASB guidance that addresses the accounting for stock-based compensation, could make it more difficult and less favorable for us to grant stock options to employees in the future. If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

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

We market new products, historically added through acquisitions, which we believe are competitive in their respective markets and will meet the demands of our customers. Our ongoing business goals are dependent in part on customer acceptance of these new products. We cannot assure that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

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

While we have implemented a Privacy and Use of Information Policy and strictly adhere to established privacy principles, use of customer information guidelines and federal and state statutes and regulations regarding privacy and confidentiality, we cannot assure that we will be in compliance with the Health Insurance Portability and

Accountability Act of 1996, or HIPAA. This legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards for some types of electronic health information transactions and the data elements used in those transactions, to adopt standards to ensure the integrity and confidentiality of health information and to establish a schedule for implementing national health data privacy legislation or regulations. In August 2002, HHS published final modifications to its privacy regulations that took effect on April 14, 2003. These regulations restrict the use and disclosure of personally identifiable health information by our customers who are “covered entities” under HIPAA. Because Omnicell may be considered a “business associate” under HIPAA, many of our customers have required that we enter into written agreements governing the way we handle any patient information we may encounter in providing our products and services. In February 2003, HHS issued final security rules requiring covered entities to implement appropriate technical and physical safeguards of electronically transmitted personal health information by April 2005. We cannot predict the potential impact of these rules, rules that have not yet been proposed or any other rules that might be finally adopted on our customers or on Omnicell. In addition, other federal and/or state privacy legislation may be enacted at any time. These laws and regulations could restrict the ability of our customers to obtain, use or disseminate patient information. This could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2006.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.1(5)	Offer Letter, dated November 28, 2005, between Omnicell and Robin G. Seim.
10.2(6)	Offer Letter, dated March 6, 2006, between Omnicell and Renee M. Luhr
10.3(7)	Separation Agreement and General Release by and between the Company and Gary Wright
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

(2)Previously filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities Exchange Commission on March 28, 2003.

(3)Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(4)Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(5)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on January 24, 2006

(6)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on March 15, 2006.

(7)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on April 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 08, 2006
/s/ ROBIN G. SEIM
Robin G. Seim
Executive Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.1(5)	Offer Letter, dated November 28, 2005, between Omnicell and Robin G. Seim.
10.2(6)	Offer Letter, dated March 6, 2006, between Omnicell and Renee M. Luhr
10.3(7)	Separation Agreement and General Release by and between the Company and Gary Wright
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)Previously filed as the like-numbered Exhibit to our report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities Exchange Commission on September 20, 2001.

(2)Previously filed as the like-numbered Exhibit to our report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities Exchange Commission on March 28, 2003.

(3)Previously filed as Exhibit 3.6 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(4)Previously filed as Exhibit 4.1 to our Registration Statement on Form S-1, as amended, as filed with the Securities Exchange Commission on March 14, 2001.

(5)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on January 24, 2006

(6)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on March 15, 2006.

(7)Previously filed as Exhibit 10.1 to our current report on Form 8-K, as filed with the Securities Exchange Commission on April 4, 2006.