Form 10-Q/A
period 2006-03-31
OMNICELL INC /CA/
filed 2006-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

As of August 4, 2006 there were 27,624,869 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Omnicell, Inc. filed with the Securities and Exchange Commission (“SEC”) on Form 10-Q on May 10, 2006.

A software error experienced by our outside stock plan administrator caused several stock option grants to be omitted from stock compensation expense calculations for the first quarter of 2006. As a result of the adjustment to record the omitted stock option share-based compensation expense, the restatement resulted in a reduction to net income for the quarter ended March 31, 2006 from $1.2 million, or $0.04 fully diluted earnings per share, to $0.8 million, or $0.03 fully diluted earnings per share.

See Note 2 to the unaudited Condensed Financial Statements for further explanation and a discussion of the impact to the company’s net income and earnings per share.

The Items of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which are amended and restated herein are:

1.

Part 1, Item 1 - Financial Statements; Condensed Statements of Operations for the three months ended March 31, 2006 (as restated) and 2005, and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 (as restated) and 2005.

2.	Part 1, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
3	Part II, Item 6 - Exhibits.

Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 10, 2006 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items contains within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 in the form filed with the SEC on May 10, 2006. These remaining items are not amended hereby, but are included for the convenience of the reader.

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

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(as restated)(1)
Revenues:
Product revenues	$26,248	$22,742
Service and other revenues	7,665	6,009
Total revenues	33,913	28,751

Cost of revenues:
Cost of product revenues	12,179	11,533
Cost of service and other revenues	3,305	2,837
Total cost of revenues	15,484	14,370

Gross profit	18,429	14,381
Operating expenses:
Research and development	2,655	2,709
Selling, general and administrative	15,265	17,142
Restructuring, facility and severance charges	—	406
Total operating expenses	17,920	20,257
Income (loss) from operations	509	(5,876)
Interest income	350	125
Other income and expense	(7)	(24)

Income (loss) before provision for income taxes	852	(5,775)
Provision for income taxes	60	17

Net income (loss)	$792	$(5,792)

Net income (loss) per share:
Basic	$0.03	$(0.23)
Diluted	$0.03	$(0.23)

Shares used in computing net income per share:
Basic	26,442	25,490
Diluted	27,795	25,490

(1) As more fully disclosed in Note 2 to these condensed consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2006	2005
	(as restated)(1)
Operating activities:
Net income (loss)	$792	$(5,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	982	1,082
Loss on disposal of property and equipment	54	—
Stock compensation	2,166	—
Provision for excess and obsolete inventories	453	1,344
Changes in operating assets and liabilities:
Accounts receivable, net	(4,157)	(624)
Inventories	1,145	(2,043)
Prepaid expenses and other current assets	(348)	538
Other assets	175	978
Accounts payable	(385)	648
Accrued liabilities	(587)	(1,064)
Deferred service revenue	425	1,251
Deferred gross profit	2,783	(193)
Other long-term liabilities	(195)	(639)
Net cash provided by (used in) operating activities	3,303	(4,514)

Investing activities:
Acquisition of intangible and intellectual property	(677)	(323)
Maturities of short-term investments	—	77
Purchases of short-term investments	(12)	—
Purchases of property and equipment	(520)	(550)
Net cash used in investing activities	(1,209)	(796)

Financing activities:
Proceeds from issuance of common stock	2,223	1,079
Net cash provided by financing activities	2,223	1,079
Net increase (decrease) in cash and cash equivalents	4,317	(4,231)
Cash and cash equivalents at beginning of period	29,536	19,482
Cash and cash equivalents at end of period	$33,853	$15,251

(1) As more fully disclosed in Note 2 to these condensed consolidated financial statements

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

Note 2. Restatement

The accompanying unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 have been restated. The restatement primarily reflects the recognition of additional share-based compensation expense, which was the result of a software error experienced by our outside stock plan administrator. This software error caused several stock option grants to be omitted from stock compensation expense calculations for the first quarter of 2006. The adjustment to record this omitted stock compensation expense, results in a reduction to our net income for the quarter ended March 31, 2006 from $1.2 million, or $0.04 fully diluted earnings per share, to $0.8 million, or $0.03 fully diluted earnings per share.

 Following is the effect of our revision to the unaudited condensed consolidated financial statements:

EFFECT OF THE RESTATEMENT ON THE

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended March 31, 2006
	As previously reported	Adjustments	As restated
Cost of revenues:
Cost of product revenues	$12,095	$84	$12,179
Cost of services and other revenues	3,283	22	3,305
Total cost of revenues	15,378	106	15,484

Gross profits	18,535	(106)	18,429
Operating expenses:
Research and development	2,615	40	2,655
Selling, general, and administrative	14,977	288	15,265
Total operating expenses	17,592	328	17,920
Income (loss) from operations	943	(434)	509
Interest income	350		350
Other income and expense	(7)		(7)

Income (loss) before provision for income taxes	1,286	(434)	852
Provision for income taxes	60		60
Net income (loss)	$1,226	$(434)	$792

Net income (loss) per share:
Basic	$0.05	$(0.02)	$0.03
Diluted	$0.04	$(0.01)	$0.03

Shares used in computing net income per share:
Basic	26,442	26,442	26,442
Diluted	28,105	27,795	27,795

EFFECT OF THE RESTATEMENT ON THE

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands, except per share data, unaudited)

	Three months ended March 31, 2006
	As previously reported	Adjustments	As restated
Operating activities:
Net income (loss)	$1,226	$(434)	$792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	982		982
Loss on disposal of property and equipment	54		54
Stock compensation	1,732	434	2,166
Provision for excess and obsolete inventories	453		453
Changes in operating assets and liabilities:
Accounts receivable, net	(4,157)		(4,157)
Inventories	1,145		1,145
Prepaid expenses and other current assets	(348)		(348)
Other assets	175		175
Accounts payable	(385)		(385)
Accrued liabilities	(587)		(587)
Deferred service revenue	425		425
Deferred gross profit	2,783		2,783
Other long-term liabilities	(195)		(195)
Net cash provided by (used in) operating activities	$3,303	$—	$3,303

Note 3. Compensation Expense Related to Share-Based Awards

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

As of March 31, 2006, there was $14.1 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the three months ended March 31, 2006 was $2.9 million. The total intrinsic value of options exercised pursuant to the Plans during the three months ended March 31, 2006 was $1.6 million.

Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123 (R). As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was our previous estimated method. The impact on our results of continuing operations of recording share-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Three Months Ended March 31, 2006
(as restated)

Cost of products and services	$304
Research and development	193
Selling, general and administrative	1,669
Total share-based compensation expense	$2,166
Impact on net income per share:
Basic	$0.08
Diluted	$0.08

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

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005 as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2006	2005
	(as restated)	(as restated)
Net loss — as reported for prior periods(1)	N/A	$(5,792)
Stock-based compensation expense related to employee stock options and employee stock purchases(2)	$2,166	$1,923
Net income (loss), including the effect of stock-based compensation expense(3)	792	$(7,715)
Basic and diluted loss per share — as reported for prior periods(1)	N/A	$(0.23)
Basic net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.03	$(0.30)
Diluted net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.03	$(0.30)

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

Note 4. Net Income (Loss) per Share

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

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Basic:
Net income (loss)	$792	$(5,792)
Weighted average shares outstanding-basic	26,442	25,490

Net income (loss) per share	$0.03	$(0.23)

Diluted:
Net income (loss)	$774	$(5,792)

Weighted average shares of common stock outstanding	26,442	25,490
Add: Dilutive effect of employee stock options and warrants	1,353	—
Weighted average shares outstanding—diluted	27,795	25,490

Net income (loss) per share	$0.03	$(0.23)

Note 5. Acquisitions

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

Note 6. Sales of Accounts Receivable

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

Note 7. Inventories

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

Operating expenses in the three-months ended March 31, 2006 were $17.9 million, a decrease of $2.3 million, or 12%, from $20.3 million in the comparable period in 2005 as a result of reduction in headcount, reduction in travel expenses and a reduction in temporary workforce expenses. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of sales and in support of and installation of customer bases.

Overall, we improved our net income to $0.8 million in the three-months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

In 2006, we adopted SFAS 123(R) to record share-based awards compensation costs. Total share-based compensation expense for the three months ended March 31, 2006 was $2.2 million. The impact on net income per share-basic and net income per share-diluted was $0.08, for the three months ending March 31, 2006.

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

In the first quarter of 2006, we adopted SFAS 123(R) and selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs. Total share-based compensation expense for the three months ended March 31, 2006 was $1.6 million as originally reported. Total share-based compensation as restated per Note 2 is $2.2 million. The impact on net income per share-basic and net income per share-diluted was $0.06 as originally reported and $0.07 as restated for the three months ended March 31, 2006.

We estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee stock-based awards may change in future periods. SFAS No. 123(R) requires that employee stock-based compensation costs are recognized over the vesting period or the requisite service period in similar manner in which all other forms of compensation are paid to our employees. In the first quarter of 2006, our results of recording share-based compensation expense as restated was $0.3 million to cost of products and services sold, $0.2 million to research and development expense and $1.7 million to selling, general and administrative expense. We did not recognize a related tax impact due to the adoption of SFAS No. 123(R). We adopted FAS 123(R) on a modified prospective basis.

As of March 31, 2006, there was $14.1 million of total unrecognized compensation cost related to non-vested stock options, as restated. This cost is expected to be recognized over a weighted-average period of 2.9 years.

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

Results of Operations

The following table sets forth certain items included in our results of operations for the three months ended March 31, 2006 and 2005, respectively, expressed as a percentage of total revenues for these periods:

	Three Months Ended March 31,
	2006	2005
	(as restated)
Revenues:
Product revenues	77.4%	79.1%
Service and other revenues	22.6	20.9
Total revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	35.9	40.1
Cost of service and other revenues	9.8	9.9
Total cost of revenues	45.7	50.0
Gross profit	54.3	50.0
Operating expenses:
Research and development	7.8	9.4
Selling, general and administrative	45.0	59.6
Restructuring, facility and severance charges	—	1.4
Total operating expenses	52.8	70.4
Income (loss) from operations	1.5	(20.4)
Interest income	1.0	0.4
Interest expense	—	—
Other interest and expense	—	(0.1)
Income (loss) before provision for income taxes	2.5	(20.1)
Provision for income taxes	0.2	0.1
Net income (loss)	2.3%	(20.0)%

Overall, we improved our net income to $0.8 million in the three-months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Product:
Product revenues	$26,248	$22,742
Cost of product revenues	12,179	11,533
Gross Profit on Product Revenues	$14,069	$11,209

Product Revenues. Product revenues increased 16% to $26.2 million for the three months ended March 31, 2006 from $22.7 million in the same period in 2005. The increase in product revenue was primarily the result of increases in the unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increases in unit volume sales across our entire product line from new customer relationships.

Cost of Product Revenues. Cost of product revenues consists primarily of direct material, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems. Cost of product revenues increased 6% to $12.2 million for the three months ended March 31, 2006 from $11.5 million in the same period in 2005. Costs increased approximately $0.6 million year over year. The increase in cost of product revenues is due primarily to the increase in costs associated with increasing volume unit sales, the current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006, increases in the product cost of revenues associated with current quarter shift of service staff costs previously associated with general and administrative departmental expenses in prior quarters, and decreases in prior year costs associated with the expenses of a write off of excess inventory in the quarter ended March 31, 2005. The increases in product cost of revenues associated with the current quarter shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of faciliting sales to primarily a post-sales focus in installation of products sold. This change was prospective beginning January 1, 2006. These cost of product revenue increases were partially offset by reduction of costs associated with the changes in our product mix and decreases in the cost of materials, installation and shipping.

Gross Profit on Product Revenues. Product gross profit on product revenues in the first quarter of 2006 were $14.1 million, or 54% of product revenues, compared to $11.2 million or 49% of total revenue in the first quarter of 2005. Our gross profit improved year over year primarily due to an increases in product revenues, reduction of costs associated with the changes in our product mix, and decreases in the cost of materials used in manufacturing, and installation and shipping of our products. These improvements were partially offset by current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006, increases in the product cost of revenues associated with current quarter shift of service staff costs previously associated with general and administrative departmental expenses in the prior quarters, a reduction of expenses associated with a write off of excess inventory in the quarter ended March 31, 2005. We expect gross profit on product revenues to fluctuate based on the different costs associated with changes in our product mix.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Service and Other :
Service and other revenues	$7,665	$6,009
Cost of service and other revenues	3,305	2,837
Gross Profit on Service and Other Revenues	$4,360	$3,172

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

Cost of Service and Other Revenues. Cost of service and other revenues increased $0.5 million or 16% to $3.3 million for the three months ended March 31, 2006 from $2.8 million in the same period in 2005. The increase in cost of service and other revenues is primarily due to increased overhead costs associated with the expanding base of service and other revenues, and the current quarter shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters. Increases were partially offset by improved efficiencies in material costs used in supporting the installed base.

Gross Profit on Service and Other Revenues. Service and other revenues gross profit in the first quarter of 2006 were $4.4 million, or 57.0% of service and other revenues, compared to $3.2 million or 53% of service and other revenue in the first quarter of 2005.Gross profit improved $1.2 million year over year primarily due an increase in our installed base and increase in support service contracts and our ability to improve cost efficiencies within our internal service organization. We expect gross profit on service and other revenues to fluctuate based on the costs expended to support our customer base.

Total gross margin in the first quarter of 2006 was $18.4 million, or 54% of total revenues, compared to $14.4 million or 50.0% of total revenue in the first quarter of 2005.

Operating Expenses

Comparison of the three months ended March 31, 2006 and 2005 respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
	(as restated)
Research and development	$2,655	$2,709
Selling, general and administrative	15,265	17,142
Restructuring, facility and other charges	—	406
Total operating expenses	$17,920	$20,257

Operating expenses in the three-months ended March 31, 2006 were $18.0 million, a decrease of $2.3 million, or 12%, from $20.3 million in the comparable period in 2005.

Research and Development. Research and development expenses were $2.7 million in the first quarter of 2006, unchanged from expenses of the first quarter of 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.3 million in the first quarter of 2006, down $1.9 million or 11% from $17.1 million in the first quarter of 2005. The decrease in our first quarter of 2006 selling, general and administrative expenses compared to the same period in 2005 consisted of expenses associated with a $2.7 million shift of current quarter service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues, and a $2.0 million decrease in costs associated with the expenses from prior year restructuring   The decrease in selling, general and administrative expenses associated with the current quarter shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold. This change was prospective beginning January 1, 2006. The decreases in selling, general and administrative expenses were partially offset by a $1.7 million increase due to current period stock compensation charges associated with the adoption of SFAS No. 123(R) in quarter ended March 31, 2006 and a $1.3 million current period compensation expense. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales, and in support and installation of customer orders.

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

Net Income. Overall, we improved our net income to $0.8 million in the three months ended March 31, 2006 from a net loss of $5.8 million in the comparable period in 2005.

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

Operating activities for the first three months of 2006 provided $3.3 million of cash. Major contributors were net income of $0.8 million, non-cash adjustments for depreciation and amortization of $1.0 million, stock compensation expense primarily due to the adoption of SFAS No. 123(R) of $2.2 million, and $0.5 million provision for excess and obsolete inventories; increases in deferred gross profit of $2.8 million and a decrease of inventories of $1.1 million. These amounts were offset by an increase of $4.2 million of accounts receivables and decreases of $0.6 million in accrued liabilities and $0.2 million other long-term liabilities. Net cash used in operating activities was $4.5 million for the first three months of 2005.

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

Item 4. CONTROLS AND PROCEDURES

At the time of our filing of our Quarterly Report on Form 10-Q for the quarter  ended March 31 2006, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006, which conclusion they believed was accurate at that time.  Subsequent to the date of our filing of such Quarterly Report, we discovered a software error experienced by our third-party stock plan administrator caused several stock option grants to be omitted from stock compensation expense calculations for the first quarter of 2006. In our opinion, our failure to detect this error in a timely manner represents a deficiency in our control and procedures as of March 31, 2006.

Management determined that there was a deficiency in the Company’s internal control over financial reporting that primarily arose due to a weakened review process. Starting in the second quarter of 2006, the Company began enhancements to its internal control over financial reporting. The Company plans the following steps to remediate this deficiency in the areas of the determination of and in the recording of FAS 123R share-based compensation:  a) recalculations and analysis on underlying data and balances; b) instituting an improved process for assessing the accuracy of data and balances which includes a review and sign-off of all significant reconciliations by the appropriate level of supervisory and management level personnel; c) reconciliation of and confirmation to existing stock option databases and d) planned migration of balances and calculation to new share-based compensation system, and additional over-sight by an independent outside consultant.  Our management believes that these actions, taken as a whole, will successfully mitigate the deficiency described above, and we will continue to perform the enhanced procedures as part of our normal closing process. These internal controls over financial reporting are planned for full implementation during the quarter ended September 30, 2006, and we have instituted additional review and compensating controls with respect to this deficiency for the quarter ended June 30, 2006 and preparation of this amendment.

Evaluation of Disclosure Controls and Procedures

Except for the items noted above, we have carried out an evaluation as of March 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure, at the reasonable assurance level, that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for such reports.

Changes in Internal Controls Over Financial Reporting

There are no changes in internal control over financial reporting other than the events giving rise to the deficiency in the Company’s internal control over financial reporting described above that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 8, 2006
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