Form 10-Q
period 2006-06-30
OMNICELL INC /CA/
filed 2006-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

As of August 4, 2006, there were 27,624,869 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2006	December 31, 2005(1)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$43,767	$29,536
Accounts receivable, net	29,987	29,456
Inventories	14,468	13,763
Receivables subject to a sales agreement	1,843	2,551
Prepaid expenses and other current assets	13,092	10,286
Total current assets	103,157	85,592
Property and equipment, net	4,394	4,727
Long-term receivables subject to a sales agreement	832	1,292
Purchased intangibles	1,917	2,504
Goodwill	3,127	3,127
Long-term notes receivable	6,806	325
Other assets	2,517	2,861
Total assets	$122,750	$100,428

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$7,821	$4,059
Accrued liabilities	11,779	12,664
Deferred service revenue	7,360	6,526
Deferred gross profit	11,271	7,981
Obligation resulting from sale of receivables	1,843	2,551
Total current liabilities	40,074	33,781
Long-term obligation resulting from sale of receivables	832	1,292
Long-term deferred service revenue	10,563	9,867
Other long-term liabilities	125	250
Stockholders’ equity	71,156	55,238
Total liabilities and stockholders’ equity	$122,750	$100,428

(1) Information derived from our December 31, 2005 audited Consolidated Financial Statements. The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product	$28,207	$21,752	$54,455	$44,494
Services and other revenues	7,765	6,846	15,430	12,855
Total revenue	35,972	28,598	69,885	57,349

Cost of revenues:
Cost of product revenues	12,949	10,052	25,128	21,585
Cost of services and other revenues	3,092	2,286	6,397	5,123
Total cost of revenues	16,041	12,338	31,525	26,708

Gross profits	19,931	16,260	38,360	30,641
Operating expenses:
Research and development	2,325	2,732	4,980	5,441
Selling, general, and administrative	16,030	13,563	31,295	30,705
Restructuring, facility, severance charges and disposition of assets	__	__	__	406
Total operating expenses	18,355	16,295	36,275	36,552
Income (loss) from operations	1,576	(35)	2,085	(5,911)
Net other income and expense	351	118	694	219

Income (loss) before provision for income taxes	1,927	83	2,779	(5,692)
Provision for income taxes	78	17	138	34
Net income (loss)	$1,849	$66	$2,641	$(5,726)

Net income (loss) per share:
Basic	$0.07	$0.00	$0.10	$(0.22)
Diluted	$0.06	$0.00	$0.09	$(0.22)

Shares used in computing net income per share:
Basic	27,149	25,784	26,765	25,637
Diluted	28,508	26,743	28,160	25,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30
	2006	2005
Operating activities:
Net income (loss)	$2,641	$(5,726)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,930	2,151
Loss on disposal of property and equipment	60	3
Share-based stock compensation	4,066	—
Provision for excess and obsolete inventories	782	—
Changes in operating assets and liabilities:
Accounts receivable, net	(531)	(465)
Inventories	(1,357)	(1,369)
Prepaid expenses and other current assets	(2,806)	(64)
Other assets	(6,138)	3,254
Accounts payable	3,762	2,352
Accrued liabilities	(208)	(3,513)
Deferred service revenue	834	1,786
Deferred gross profit	3,290	(651)
Other long-term liabilities	571	(1,257)
Net cash provided by (used in) operating activities	6,896	(3,499)

Investing activities:
Acquisition of intangible and intellectual property	(677)	(323)
Purchases of short-term investments	(12)	(1,575)
Proceeds on sale of short-term investments	—	9,000
Purchases of property and equipment	(1,069)	(919)
Proceeds from sale of property and equipment	—	4
Net cash (used in) provided by investing activities	(1,758)	6,187

Financing activities:
Tax benefit from employee stock options	78	—
Proceeds from issuance of common stock	9,015	2,089
Net cash provided by financing activities	9,093	2,089
Net increase in cash and cash equivalents	14,231	4,777
Cash and cash equivalents at beginning of period	29,536	19,482
Cash and cash equivalents at end of period	$43,767	$24,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Description of the Company

Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our solutions for the healthcare industry are designed for many clinical areas of the healthcare facility—the central pharmacy, nursing units, operating room, cardiac catheterization lab and the patient’s bedside. Our solutions enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. Our medication and supply dispensing systems facilitate the distribution of medications and medical-surgical supplies at the point of care. Our physician order management system streamlines communication between nursing and pharmacy staff. Each of these systems interfaces with healthcare facilities’ existing information systems to accurately capture and display critical patient data.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., BCX Technology, Inc., and Omnicell Corporation (India) Private Limited. All significant inter-company accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include normal recurring adjustments and a one-time adjustment due to the correction of a software error experienced by our outside stock plan administrator. This adjustment impacts our results of operations and cash flows for the six monthe ended June 30, 2006), necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the allowance for doubtful accounts, inventory valuation, purchased residual interests, asset and goodwill impairments, accrued liabilities, share-based compensation and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Substantially all revenues for the three and six months ended June 30, 2005 and 2006 were generated from customers in North America. No single customer accounted for more than 10% of total revenues for the three and six months ended June 30, 2005 and 2006. One leasing company accounted for nil at June 30, 2006 and 3% of accounts receivable at December 31, 2005, respectively.

Goodwill and Purchased Intangible Assets

We measure goodwill and other indefinite life intangible assets for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized during the second quarter or first half of 2006 or 2005. We had goodwill of $3.1 million and an other indefinite life intangible asset of $0.2 million at June 30, 2006.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  No impairment of purchased intangibles was recognized for the three and six months ended June 30, 2005 and 2006

Revenue Recognition

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

Revenues are derived primarily from sales of medication and supply dispensing systems and subsequent service agreements. We generally market these systems for sale with 30 day terms. Sales of Accounts Receivable to third-party leasing companies are marketed with multi-year payment terms. Medication dispensing and supply automation system sales, which are accounted for in accordance with American Institute of Certified Public Accountant’s Statement of Position 97-2, “Software Revenue Recognition,” (“SOP 97-2”), as amended, are recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and installations are complete; Omnicell’s price to the customer is fixed or determinable; and collectability is reasonably assured.

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

We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date Omnicell’s installation obligations were completed. Delays at a customer site due to construction or other causes could result in our inability to install our systems, and therefore recognize revenue for those systems. We also sell our medication dispensing and supply automation systems through distributors in Asia, Australia, Europe, the Middle East and South America, and through a sales agent in Canada. We recognize revenue upon shipment of our systems to distributors when the distributors have specific purchase orders from identified end-users.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we sell multi-year payment stream contracts to leasing companies and we have no obligation to those leasing companies once the receivable is sold. At June 30, 2006 and December 31, 2005, accounts receivable included approximately $0.2 million and $1.6 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, our ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of June 30, 2006 and December 31, 2005, the balance of our unsold leases to U.S. government customers was $8.5 million and $3.6 million, respectively.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by Omnicell under separate support services terms. When support services are sold under multiple element arrangements, we allocate revenue to support services based on its fair value. We recognize revenue for support services ratably over the related support services contract period. In addition, we enter into professional services and training arrangements. We recognize revenue for these arrangements upon performance of such services. Deferred service revenue represents amounts received under service agreements for which the services have not yet been performed. Revenues from our Web-based procurement application are recognized ratably over the subscription period

Sales of Accounts Receivable

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of June 30, 2006 and December 31, 2005, the balance of capitalized software development costs was approximately $1.4 million and $1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.3 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

Segment Information

Omnicell manages its business on the basis of one reportable segment.  The Company’s products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.

We have one operating segment, medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and six months ended June 30, 2006 and 2005, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment.

Share Based Compensation

We account for our employee stock option plans and our employee purchase plan based on the estimated fair value for all share-based payment awards as required by SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), and accordingly expense has been recognized in our consolidated income statements for awards granted to employees or directors under our stock option and employee purchase plans. We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning on January 1, 2006 and have selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of all our awards.

Income Taxes

For the six months ended June 30, 2006, we recorded an income tax provision of $138,000 as compared with $34,000 for the corresponding period of fiscal 2005. These tax provisions were recorded for taxes due on minimum and alternative minimum state taxes and alternative minimum federal taxes. We currently have provided a full valuation allowance on our U.S. deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Other Comprehensive Income

Other comprehensive income is the same as net income for the three and six months ended June 30, 2006.

Recent Accounting Pronouncements

In June, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is effective for fiscal years beginning after December 15, 2006.  The interpretation provides guidance for recognizing and measuring all tax positions taken or expected to be taken in a tax return that directly or indirectly affect amounts reported in financial statements. This Interpretation also provides accounting guidance for the related income tax effects of tax positions that do not meet the recognition threshold specified in this Interpretation.

In July, 2006, the FASB issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, which is effective for fiscal years beginning after December 15, 2006. The Position applies to changes or projected changes in the timing of income taxes directly related to leveraged lease transactions in accordance with Statement 13.  The Position requires recognized tax positions in a leverage lease to be measured in accordance with Interpretation No. 48 at the date of adoption of this Position.

The Company is currently evaluating the impact of Interpretation No. 48 and FAS 13-2 on January 1, 2007 and currently does not anticipate that the adoption will have a material effect on its financial statements.

Note 2. Compensation Expense Related to Share-Based Awards

In December 2004, the FASB issued SFAS No.123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123(R).

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning on January 1, 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under

SFAS No. 123 (R). We have selected the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. As required by SFAS No. 123(R), compensation expense is recorded for all share-based equity awards issued, granted or modified after the adoption of the provisions of SFAF No. 123(R) and also includes compensation expense on awards granted prior to but not vested as of the effective date.

Stock Option Plans

The 1999 Equity Incentive Plan (the “Incentive Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock to employees, directors and consultants. Under the Incentive Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under the Company’s 1992 Incentive Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the Incentive Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

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

In April 2003, our Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter however, our Board of Directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

The Board shall administer the 2003 Plan unless and until the Board delegates administration to a committee. The Board may suspend or terminate the 2003 Plan at any time. The Company’s Board may also amend the 2003 Plan at any time or from time to time. However, no amendment will be effective unless approved by the Company’s stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq or securities exchange listing requirements.

In February 2004, the Board adopted the 2004 Equity Incentive Plan (the “2004 Plan”). A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with Omnicell. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our Board of Directors may impose vesting at its discretion to any award. Options under the 2004 Plan generally expire ten years from the date of grant.

The  Board shall administer the 2004 Plan unless and until the Board delegates administration to a committee. The Board may suspend or terminate the 2004 Plan at any time. The Board may also amend the 2004 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq listing requirements.

If we sell, lease or dispose of all or substantially all of its assets, or is acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2003 Plan. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

At June 30, 2006, there were 1,321,982 shares available for future issuance under the Plans, and 15,312,810 shares were authorized for issuance under the Plans.

1997 Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2006, 1,518,747 shares had been issued under this plan and a total of 370,420 shares of common stock are reserved for future issuance under the plan. Pursuant to the plan, on January 1, 2006 an additional 394,063 shares were added to the plan and became available for issuance following our filing of a registration statement on Form S-8 covering such shares.

Share-Based Payment Award Activity

A summary of option activity under the Incentive Plan, the 2003 Plan and 2004 Plan (the “Plans”) as of June 30, 2006 is presented below:

Options:		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(in years)		(000’s)
Outstanding at December 31, 2005	6,579		$8.93
Granted	647		$11.94
Exercised	(1,119)		$7.43
Forfeited or expired	(190)		$11.89
Outstanding at June 30, 2006	5,917	6.9	$9.45	$55,890
Exercisable at June 30, 2006 (1)	3,399	4.2	$8.47	$28,790

(1)   Exercisable options are fully vested as of June 30, 2006.

As of June 30, 2006, there was $12.5 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 1.3 years. The total intrinsic value of options exercised in the first six months of fiscal 2006 was $8.3 million.  The total fair value of shares vested during the first half of 2006 was $6.7 million.

Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the second quarter of 2006 has been reduced for estimated forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was our previous method. The impact on our results of continuing operations of recording share-based compensation for the three and six month periods ended June 30, 2006 was as follows (in thousands):

	Three month period ended June 30, 2006	Six month period ended June 30, 2006

Cost of product and services	$0.2	$0.5
Research and development	0.2	0.4
Selling, general and administrative	1.5	3.2
Total share-based compensation expense	$1.9	$4.1
Impact on net income per share:
Basic	$0.07	$0.15
Diluted	$0.07	$0.14

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model.  The following are weighted-average assumptions for stock option grants plans issuances made during the three and six month periods ended June 30, 2006 and 2005 respectively:

	Stock Option Plans
	Three months ended		Six months ended
	June 30,		ended June 30,
	2006	2005	2006	2005
Risk-free interest rate (1)	4.82%	3.71%	4.51%	3.81%
Dividend yield	0%	0%	0%	0%
Weighted-average volatility (2)	64.5%	97.5%	61.2%	97.5%
Expected option life (3)	5.0 yrs	2.9 yrs	3.7 yrs	2.9 yrs

(1) Represents the Treasury bill rate for expected term of the options in effect at the time of grant.

(2) Based on historical volatility of the Company’s common stock. For options granted prior to January 1, 2006, and valued in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock and we recognized option forfeitures as they occurred as allowed by FAS 123. For options granted after December 31, 2005, and valued in accordance with FAS 123R, we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the second quarter of 2006 is based on our historical forfeiture experience, of approximately 6%.

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

The weighted-average grant-date per share fair value of options granted in the second quarter of 2006 and 2005 was $5.94 and $3.99, respectively.

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three months and six months ended June 30, 2006 compared with the pro forma information for the three months and six months ended June 30, 2005 as follows (in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss) — as reported for prior periods(1)	N/A	$66	N/A	$(5,726)
Stock-based compensation expense related to employee stock options and employee stock purchases(2)	1,900	1,957	4,066	4,059
Net income (loss), including the effect of stock-based compensation expense(3)	$1,849	$(1,891)	$2,641	$(9,785)

Basic net income per share — as reported for prior periods(1)	N/A	$—	N/A	$(0.22)

Diluted net loss per share—as reported for prior periods(1)	N/A	$—	N/A	$(0.22)

Basic net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.07	$(0.07)	$0.10	$(0.38)

Diluted net income (loss) per share, including the effect of stock-based compensation expense(3)	$0.06	$(0.07)	$0.09	$(0.38)

(1) Net income (loss) and net income (loss) per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123(R) because the Company did not adopt the recognition provisions of SFAS 123(R) until January 1, 2006.

(2) Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3) Net income (loss) and net income (loss) per share prior to fiscal 2006 represents pro forma information based on SFAS 123.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the six months ended June 30, 2005 was 3,894,832.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30.		Six Months Ended June 30.
	2006	2005	2006	2005
Basic:
Net income (loss)	$1,849	$66	$2,641	$(5,726)
Weighted average shares outstanding-basic	27,149	24,752	26,795	25,784

Net income (loss) per share	$0.07	$0.00	$0.10	$(0.22)

Diluted:
Net income (loss)	$1,849	$66	$2,641	$(5,726)

Weighted average shares of common stock outstanding	27,149	25,784	26,795	25,637
Add: Dilutive effect of employee stock options and warrants	1,359	959	1,365	—
Weighted average shares outstanding—diluted	28,508	26,743	28,160	25,637

Net income (loss) per share	$0.06	$0.00	$0.09	$(0.22)

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

In January, 2004, we accounted for the acquisition as a business combination with a total purchase price of $4.0 million, which was inclusive of $3.0 million paid at the time of purchase and $1.0 million paid in January 2004 of which, $0.5 million related to the achievement of performance milestones in 2003. In connection with the acquisition, we assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs. Subsequently, we paid milestone performance payments of $0.3 million in January 2005 relating to the achievement of performance milestones met in 2004, and $0.7 million in January 2006 relating to the achievement of performance milestones met in 2005.

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

(1) Includes trade name of $0.2 million.

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

Intangible Assets from Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	June 30,	December 31,	Amortization
	2006	2005	Life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Acquired technology	4,684	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196	5,196
Accumulated amortization	(3,510)	(2,923)
Net purchased intangible assets	1,686	2,273
Trade name	231	231	Indefinite
Net purchase intangible asset with indefinite lives	231	231
Net total purchased intangible assets	$1,917	$2,504

Estimated future amortization expense of the purchased intangible assets at June 30, 2006 is as follows (in thousands):

2006 (remaining amount)	$441
2007	763
2008	449
2009	33
Total Amortization	$1,686

Note 5. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms. For the three and six months ended June 30, 2006, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.1 million and $22.9 million, respectively. Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.1 million and $20.7 million, respectively, for comparable periods in 2005. We typically sell the customers’ multi-year payment agreements to a third-party leasing company.

For the three and six months ended June 30, 2006, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $7.9 million and $18.1 million, respectively. Sales of customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $9.1 million and $20.7 million, respectively, for comparable periods in 2005.  The balance of receivable classified as subject to a sales agreement and as an obligation resulting from the sales of receivables were $2.7 million and $3.8 million at June 30, 2006 and 2005, respectively.  We have no obligation under a multi-year payment agreement once it is sold to the finance company. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the non-cancelable multi-year payment term. At June 30, 2006 and December 31, 2005, accounts receivable included $0.2 million and $1.6 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 6. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$8,417	$8,177
Finished goods	6,051	5,586

Total Inventories	$14,468	$13,763

During the three and six months ended June 30, 2006, we increased our provision for excess and obsolete inventories by $0.3 million and $0.7 million, respectively. The increase in the provision was due primarily to charges taken with respect to end of life products.

Note 7. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of June 30, 2006 and December 31, 2005 was $0.3 million and is recorded in other assets.

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$15,058	$10,036

Cost of sales, excluding installation costs	(3,787)	(2,055)
Total Deferred Gross Profit	$11,271	$7,981

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

Acquisition commitments

As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, a provider of point-of care patient safety solutions, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005. We paid installments of $125,000 in January 2006 and 2005, and will make two additional future payments in 2007 and 2008.

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

We recognize revenue when our medication and supply dispensing systems are installed. In the three and six months ended June 30, 2006, our backlog grew and expanded to include more orders from customers with longer installation cycles and more orders from customers who had not previously used automated systems. As a result, our installation time-frame changed from approximately three to six months in prior fiscal years, to generally three to nine months beginning in the current fiscal year. Installation now generally takes place three to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of Omnicell systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. This has resulted in Omnicell’s growing product backlog which has the benefit of enabling Omnicell to operate more efficiently and predictably.

In 2006, we adopted SFAS 123(R) to record share-based awards compensation costs. Total share-based compensation expense for the second quarter and first half of 2006 was $1.9 million and $4.1 million, respectively.  The impact on net income per share for the second quarter of 2006 was $0.07 per-share basic and diluted; $0.15 per-share basic and $0.14 per share-diluted for first half of 2006.

During the second quarter of 2006, we have continued our focus on the goal of providing the best customer experience in the healthcare industry.  We have made steady improvements over the past year in running our business more efficiently, which as resulted in lower operation costs, and has also resulted in an enhanced ability to operate in a manner that meets and exceeds our customers’ installation and support needs.  We plan to continue to make investments to optimize our business model to best meet the needs of our customers.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting. In most cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•                  revenue recognition,

•                  estimating allowances for doubtful accounts,

•                  estimating receivables sales,

•                  inventory valuation,

•                  goodwill and intangible assets, and

•                  estimating liabilities and costs to fulfill upgrade obligations,

•                  share-based compensation, and

•                  impact of foreign currency.

Share-Based Compensation

In the first quarter of 2006, we adopted SFAS 123(R) and selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs  We estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee stock-based awards may change in future periods. SFAS No. 123(R) requires that employee stock-based compensation costs are recognized over the vesting period or the requisite service period in a similar manner which all other forms of compensation are paid to our employees. In the second quarter of 2006, results of recording share-based compensation expense were $0.2 million to cost of products and services sold, $0.2 million to research and development expense and $1.5 million to selling, general and administrative expense. In the first half of 2006, we recorded share-based compensation expense of $0.5 million to cost of products and services sold, $0.4 million to research and development expense and $3.2 million to selling, general and administrative expense.  We did not recognize a related tax impact due to the adoption of SFAS No. 123(R) due to our full valuation allowance position.

As of June 30, 2006, there was $12.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Total share-based compensation expense for the three and six months ended June 30, 2006 was $1.9 million and $4.1 million, respectively, of which $0.1 million is capitalized in inventory at June 30, 2006.  The impact net income share for the second quarter 2006 was $0.07 per share-basic and diluted; $0.15 per share-basic and $0.14 per share-diluted for first half of 2006.

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

Results of Operations

The following table sets forth certain items included in our results of operations for the three and six months ended June 30, 2006 and 2005, respectively, expressed as a percentage of total revenues for these periods:

	Three Months ended June 30,		Six Months ended June 30
	2006	2005	2006	2005
Revenues:
Product revenues	78.4%	76.1%	77.9%	77.6%
Service and other revenues	21.6	23.9	22.1	22.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	36.0	35.1	36.0	37.6
Cost of service and other revenues	8.6	8.0	9.1	9.0
Total cost of revenues	44.6	43.1	45.1	46.6
Gross profit	55.4	56.9	54.9	53.4
Operating expenses:
Research and development	6.4	9.6	7.1	9.5
Selling, general and administrative	44.6	47.4	44.8	53.5
Restructuring, facility, severance charges and disposition of assets	—	0.0	—	0.7
Total operating expenses	51.0	57.0	51.9	63.7
Income (loss) from operations	4.4	(0.1)	3.0	(10.3)
Interest income	1.3	0.4	1.3	0.4
Other income and (expense)	(0.3)	0.0	(0.3)	0.0
	1.0	0.4	1.0	0.4
Income (loss) before provision for income taxes	5.4	0.3	4.0	(9.9)
Provision for income taxes	0.3	0.1	0.2	0.1
Net income (loss)	5.1%	0.2%	3.8%	(10.0)%

Revenues for the three months ended June 30, 2006 were $36.0 million and $69.9 million for the six months ended June 30, 2006, up $7.4 million or 26% from the second quarter of 2005 and $12.5 million or 22% from the first half of fiscal 2005.  The increase in revenues for the second quarter and the first half of 2006 compared to the same periods in the prior year was primarily due to increasing customer demand for our products as a result of new product features, regulatory compliance and increased adoption of automation in hospitals. We expect revenues to increase sequentially in the third and fourth quarters of 2006.

Overall, for the second quarter and first half of 2006, net income improved to $1.8 million and $2.6 million, respectively from net income of $0.1 million and a net loss of $5.7 million in the comparable periods in 2005.

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three and six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005
Product:
Product revenues	$28,207	$21,752	$54,455	$44,494
Cost of product revenues	12,949	10,052	25,128	21,585
Gross Profit on product revenues	$15,258	$11,700	$29,327	$22,909

Product Revenues. Our product revenues were $28.2 million in the three months ended June 30, 2006, compared to $21.8 million in the same period of 2005. Product revenues for the six months ended June 30, 2006 and 2005 were $54.4 million and $44.5 million, respectively. The increase in product revenue in the three and six months ended June 30, 2006 as compared to the same periods in the prior year, was primarily due to increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increases in unit volume sales across our entire product line from new customer relationships. These increases in unit volumes have been a result of new product features included in our products, the overall regulatory environment in hospitals, and an increased interest in automation products in hospitals.

Cost of Product Revenues. Cost of product revenues consists primarily of direct material, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and develop interfaces with our customer’s systems.  For the three months ended June 30, 2006, cost of product revenues was $13.0 million of product revenues, compared to $10.1 million, in the same period of 2005 and 46% of product revenues in each respective period.  For the six months ended June 30, 2006, cost of product revenues was $25.1 million or 46% of product revenues compared to $21.6 million or 49% in the same period of 2005.  The increase in the three months ended June 30, 2006 cost of product revenues compared to the same period in 2005 is due primarily to a $0.7 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $0.2 million share-based compensation charges associated with SFAS No. 123(R), $0.4 million increase in employee costs, a $0.3 million increase in temporary labor costs, a $0.1 million increase in freight expenses in support of higher levels of product volume sales and a $1.1 million increase in the product cost of revenues associated with the current quarter shift of service staff costs previously associated with general and administrative departmental expenses.

The increase in the six months ended June 30, 2006 cost of product revenues for 2006 as compared to the same period in 2005 is primarily due to a $1.3 million increase in direct material cost and manufacturing variances associated with increasing volume unit sales, a $0.5 million stock compensation charge associated with SFAS No. 123(R), $0.4 million increase in employee costs, a $0.1 million each increase in temporary labor costs and freight expenses in support of higher levels of product volume sales and a $2.1 million increase in the product cost of revenues associated with the current quarter shift of service staff costs previously associated with general and administrative departmental expenses. These increases are offset by a  $1.1 million decrease in prior year costs associated with the expenses of a write off of excess inventory. The increases in cost of product revenue due to a shift in service staff costs reflects expenses were previously associated with general and administrative departmental expenses, and are indicative of the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to primarily a post-sales focus in installation of products sold. This shift in service staff costs was prospective beginning in fiscal 2006.

Gross Profit on Product Revenues.  For the three months ended June 30, 2006, gross profits on product revenues were $15.3 million, compared to $14.2 million gross profits on product revenues in the prior quarter and $11.7 million in the same period of 2005, or 54% of each period’s respective revenue. For the six months ended June 30, 2006 gross profits on product revenues were $29.3 million or 54% of product revenues compared to $22.9 million or 51% of product revenue in the same period of 2005. The absolute increase in the product gross margin in the second quarter and first half of 2006 as compared to the same periods in 2005 and the first quarter of 2006 was due to increases in product revenues, cost reductions associated with the changes in our product mix, decreases in the cost of materials used in manufacturing, and installation and shipping of our products. These improvements were partially offset by stock based compensation charges associated with SFAS No. 123(R), increases in the product cost of revenues associated with a shift of service staff costs previously associated with general and administrative departmental expenses in same periods of 2005.  Additionally, product margins in the first half of 2006 were partially offset by a reduction of expenses associated with a write off of excess inventory in the first half of 2005. We expect gross profit on product revenues to fluctuate based on the different costs associated with changes in our product mix.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three months and six ended June 30, 2006 and 2005, respectively (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005
Service and other:
Service and other revenues	$7,765	$6,846	$15,430	$12,855
Cost of service and other revenues	3,092	2,286	6,397	5,123
Gross profit on service and other revenues	$4,673	$4,560	$9,033	$7,732

Service and Other Revenues.  Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Our service and other revenues for the three and six months ended June 30, 2006 was $7.8 million and $15.4 million, respectively, up $0.9 million or 13% from three months ended June 30, 2005 and $2.6 million or 20% from the six months ended June 30, 2005 The increase in service and other revenues in the second quarter and first half of 2006 as compared to the same periods in the prior year, was primarily the result of an expansion in our installed base of automation systems and an increase in support service contracts.

Cost of Service and Other Revenues. For the three months ended June 30, 2006, cost of service and other revenues was $3.1 million, or 40% of service and other revenues, compared to $2.3 or 33% in the same period of 2005.  For the six months ended June 30, 2006, cost of service and other revenues was $6.4 million or 41% of service and other revenues compared to $5.1 million or 40% in the same period of 2005.  The increase in quarter on quarter cost of service and other revenues is primarily due to $0.3 million increased labor costs in support of the expanded service base, overhead costs associated with the expanding installed base, and a $0.5 million shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters. The increase in cost of service and other revenues for the six month period ended June 30, 2006 as compared to the same period in 2005 is primarily due to a $0.4 million increase labor costs and a $0.2 million in overhead costs associated with the expanding installed base, and a $1.1 million shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters.  These were partially offset by a decrease of $0.5 million in direct material use associated with increased efficiencies in providing support to our installed base.

Gross Profit on Service and Other Revenues. In the second quarter of 2006, gross profits on service and other revenues were $4.7 million, or 60% of service and other revenues, compared to $4.4 million or 57% of service and other revenues in the prior quarter and $4.6 million, or 67%, in the second quarter of 2005. For the first half of fiscal 2006 gross profits on service and other revenues were $9.0 million or 59% of services and other revenues compared to $7.7 million or 60% of service and other revenues in the first half of 2005.  The absolute increases in the product gross margins in the second quarter and first half of 2006 as compared to the same periods in 2005 were primarily due an increase in our installed base and increase in support service contracts and our ability to improve cost efficiencies within our internal service organization. We expect gross profit on service and other revenues to fluctuate based on the costs expended to support our customer base.

  Total gross profit for the three months ended June 30, 2006, were $19.9 million, or 55% of total revenues, compared to $18.5 million or 55% of total revenues in the prior quarter and $16.3 million, or 57%, for the three months ended June 30, 2005  For the six months ended June 30, 2006 gross profits were $38.4 million or 55% of total revenues compared to $30.6 million or 53% of total revenues in the six months ended June 30, 2005. Our gross margins may fluctuate due to changes in product and sales mix and costs.

Operating Expenses

Comparison of the three and six month periods ended June 30, 2006 and 2005, respectively (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005
Research and development	$2,325	$2,732	$4,980	$5,441
Selling, general and administrative	16,030	13,563	31,295	30,705
Restructuring, facility, severance charges and disposition of assets	___	___	___	406
Total operating expenses	$18,355	$16,295	$36,275	$36,552

Research and Development.   Research and development was $2.3 million in the three months ended June 30, 2006, down $0.3 million or 12% from the first quarter of 2006 and down $0.4 million or 15% from same period of 2005. Research and development expenses were $5.0 million for the six months ended June 30, 2006, down $0.5 million or 8% from the same period of 2005. The reduction in research and development expenses in the second quarter 2006 over the same period in 2005 consisted of a $0.7 million decrease in temporary labor costs and a $0.2 million decrease due to a shift of service staff costs previously associated with research and development departmental expenses to cost of product revenues and cost of service and other revenues.  These reductions were offset by a $0.2 million increase in expenses related to stock compensation charges associated with SFAS No. 123(R), and a $0.4 million increase in employee expenses primarily due to headcount increases in our India subsidiary.  The decrease in research and development expenses associated with the shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold.

The reduction in research and development expenses for the three months ended June 30, 2006 over the same period in 2005 consisted of a $1.2 million decrease in temporary labor costs and a $0.1 million decrease due to a shift of service staff costs previously associated with research and development departmental expenses to cost of product revenues and cost of service and other revenues.  These reductions were offset by a $0.4 million increase in expenses related to stock compensation charges associated with SFAS No. 123(R) and a $0.6 million increase in employee expenses primarily due to headcount increases research and development activity in our India subsidiary   Omnicell expects to continue to invest in research and development of new technologies in heath care automation

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.0 million in the second quarter of 2006, up $1.0 million or 7% from the first quarter of 2006 and up $2.5 million or 18% from the second quarter of 2005. Selling, general and administrative expenses were $31.3 million for the six months ended June 30, 2006, up $0.6 million or 2% from the same period in 2005.  The increase in selling, general and administrative expenses in the second quarter 2006 over the same period in 2005 is due to a $1.5 million increase stock based compensation charges associated with SFAS No. 123(R), a $0.6 million increase in each of commissions/finders’ fee expenses and in travel expenses in support of higher levels of sales revenue and a $1.1 million increase in employee compensation associated with a increased wages in support of the higher level of sales revenue. These increases were offset by $1.5 million decrease due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues.  The decrease in selling, general and administrative expenses associated with the shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold.

The increase in selling, general and administrative expenses for the six months ended June 30, 2006 over the same period in 2005 is due a $3.2 million increase in share-based compensation charges associated with SFAS No. 123(R), and a $2.2 million increase in employee compensation associated with increased wages in support of the higher level of sales revenue.  These increases were offset a $2.2 decrease in costs associated with the expenses from prior year restructuring and by $3.1 million due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support and installation of customer orders.

Restructuring, Facility, Severance and Disposition of Assets.  There was no restructuring, facility, severance and disposition of assets in the first half of 2006.  This compares to an expense of $0.4 million for the first half of 2005.

Total operating expenses for the three months ended June 30, 2006 were $18.4 million, an increase of $0.4 million, or 2% from the prior quarter and an increase of $2.1 million or 12% from the second quarter of 2005.  Operating expenses for the six months ended June 30, 2006 were $36.3 million, down $0.3 million or 1% from the first half of fiscal 2005.  These increases in the second quarter were primarily due to growth of the company infrastructure in support of expanded level of sales. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount in support of greater unit sales volume and of our increasing customer bases.

Provision for Income Taxes Comparison of the three and six months ended June 30, 2006 and 2005, respectively (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2006	2005	2006	2005
Provision for income taxes	$78	$17	$138	$34

The income tax provision for the three and six months periods ended June 30, 2006 and 2005 consisted of both federal and state alternative minimum taxes and other state taxes. For the six months ended period June 30, 2006, there was no tax impact related to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to result in a significant increase to the overall tax rate which is estimated to approximate 8% for the 2006 fiscal year. The actual tax rate may vary significantly depending upon the timing of employees’ exercises and sales of stock. The effective tax rate for 2005 was less than 1%.

Net Income. Overall, we improved our net income to $1.8 million in the second quarter of 2006 compared to $1.2 million net income in the prior quarter and net income of $0.1 in the second quarter of 2005.  Net income was $2.6 million in the first half of 2006, up $8.3 million or 145% from a loss of $5.7 million in the comparable period in 2005.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders. We expect our product backlog will continue to grow slightly and believe that having visibility from two to two and a half quarters of product revenue in backlog will enable us to operate efficiently and maintain predictability of results and maximize customer satisfaction. At June 30, 2006, our product backlog increased $9.6 million or 13% to $86.9 from $77.2 million the prior quarter, and $17.3 or 25% from $69.6 million as of December 31, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of approximately $43.8 million. In comparison, at December 31, 2005, we had cash, cash equivalents and short-term investments of approximately $29.5 million.

Operating activities for the six months ended June 30, 2006 generated $6.9 million of cash compared to $3.5 million in cash used in the comparable period in 2005. Contributors to the generation of cash from operations in the six months ended June 30, 2006 were net income of $2.6 million, non-cash adjustments to income for depreciation and amortization of $1.9 million, $4.1 million stock for compensation expense due to SFAS No. 123(R), and $0.8 million provision for excess and obsolete inventories; decreases of $3.8 million in accounts payable, $3.3 million in deferred gross profit, $0.6 million in other long-term liabilities, and $0.8 million in deferred service revenue.  These amounts were offset by increases of $0.5 million in accounts receivables, $1.4 million in inventories, $2.8 million in prepaid expenses and other current assets and $6.1 in non-current assets.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2006, and was primarily comprised of $1.1 million for acquisition of capital equipment and $0.7 acquisition of investment in intangible and intellectual property. Net cash provided by investing activities was $6.2 million for the same period in 2005.

Net cash provided by financing activities of $9.0 million for the first half 2006 reflects sales of stock through our stock option and employee stock purchase plans. Financing activities provided cash of $2.1 million for the first half of 2005.

We have net operating lease commitments of $1.7 million payable when due through 2009 as follows (in thousands):

2006 (remaining amount)	$441
2007	763
2008	449
2009	33
Total Amortization	$1,686

We believe our existing funds, together with funds provided by operations will be sufficient to meet our foreseeable future operating cash requirements for the next 12 months.

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

At the time of the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006, which conclusion they believed was accurate at that time. Subsequent to the date of our filing of such Quarterly Report, we discovered a software error experienced by our third-party stock plan administrator caused several stock option grants to be omitted from stock compensation expense calculations for the first quarter of 2006. The adjustment required to record the omitted share-based compensation expense, and we have filed an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. In our opinion, our failure to detect this error in a timely manner represents a deficiency in our disclosure controls and procedures as of March 31, 2006.

Management determined that the error was the result of a deficiency in the Company’s internal control over financial reporting that primarily arose due to a weakened review process. Starting in the second quarter of 2006, the Company began enhancements to its internal control over financial reporting. The Company plans the following steps to remediate this deficiency in the areas of the determination of and in the recording of FAS 123R share-based compensation:  a) recalculations and analysis on underlying data and stock option balances; b) instituting an improved process for assessing the accuracy of data and stock option balances which includes a review and sign-off of all significant reconciliations by the appropriate level of supervisory and management level personnel; c) reconciliation of and confirmation to existing stock option databases and d) planned migration of balances and calculation to new share-based compensation system, and additional over-sight by an independent outside consultant.  Our management believes that these actions, taken as a whole, will successfully mitigate the deficiency described above, and we will continue to perform the enhanced procedures as part of our normal closing process.  These internal controls over financial reporting are planned for full implementation during the quarter ended September 30, 2006, and we have instituted additional review and compensation controls with respect to this deficiency for the quarter ended June 30, 2006.

Evaluation of Disclosure Controls and Procedures

Except for the items noted above, we have carried out an evaluation, under the supervision and with the participation of our management, including out Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures and above described changes in our internal control over financial reporting during the second quarter of 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

Item 1A. RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2006.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We may or may not continue to be successful in marketing our medication and supply dispensing systems, and that the level of market acceptance of such systems continue and be sufficient to generate operating income

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.) and Cerner Corporation. Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform and ScanREQ, and with the entry of other companies into the automated dispensing systems market space, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., Care Fusion, Incorporated, Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.*

For the 12 months prior to June 30, 2006, our common stock has traded between $7.89 and $14.90 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute shareholder value and cause our stock value to decline*

We frequently grant stock options to our employees and other individuals. At June 30, 2006, we had options outstanding for 5,916,948 shares of our common stock at option exercise prices ranging from $1.80 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense we are required to recognize measures the accurate value of our share-based payment awards; the recognition of this expense could cause the trading price of our common stock to decline.

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

As a part of our business strategy, during the past few years we acquired an automated pharmacy storage and retrieval system, the SafetyMed platform, and SecureVault. We may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure that any transaction that is completed will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of June 30, 2006, the balance of our unsold leases to U.S. government customers was $8.5 million.

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

We believe that our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products.  We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. There can be no assurance that we will file any patent applications in the future that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

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

Our products provide medication management and supply chain solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products are defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of its outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

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

Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification and/or distribution, including but not limited to Commerce One   If we lose access to, or the ongoing rights to modify and distribute, these technologies with our products we will either have to devote resources to independently develop, maintain and support the technologies ourselves or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products and in turn our business and prospects.

Our international operations may subject us to additional risks that can adversely affect our operating results.

We currently have operations outside of the United States consisting primarily of software development and customer support, and in the future we may expand our international operations, particularly in India. Our international operations introduce a variety of risks, including:

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholders on April 25, 2006.  The results of the voting were as follows:

1. Proposal to elect three Class II directors to serve until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected and qualified (in thousands):

Votes
Nominee	For	Authority Withheld
Randall A. Lipps	[24,342]	[993]
Brock D. Nelson	[24,553]	[782]
Joseph E. Whitters	[24,760]	[575]

Our Class III directors, Kevin L. Roberg, Donald C. Wegmiller and James T. Judson, will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class I directors, Mary E. Foley, Randy D. Lindholm, Sara J. White and William H. Younger, Jr., will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

 2. Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (in thousands):

For	Against	Abstain	Broker Non-Vote
[23,552]	[665]	[1,119]	[ ]

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.1(5)	Master Lease/Loan Purchase Agreement between Omnicell and De Lage Landen Financial Services, Inc
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5) Previously filed as Exhibit 10.1 to our current report on Form 8-K/A, as filed with the Securities Exchange Commission on May 16, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 9, 2006
/s/ ROBIN G. SEIM
Robin G. Seim
Executive Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell.
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2(4)	Form of Common Stock Certificate.
10.1(5)	Master Lease/Loan Purchase Agreement between Omnicell and De Lage Landen Financial Services, Inc
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5) Previously filed as Exhibit 10.1 to our current report on Form 8-K/A, as filed with the Securities Exchange Commission on May 16, 2006.