Form 10-Q
period 2006-09-30
OMNICELL INC /CA/
filed 2006-11-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

As of November 7, 2006, there were 28,080,688 shares of the Registrant’s Common Stock outstanding.

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2006	December 31, 2005(1)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$50,081	$29,536
Accounts receivable, net	32,667	29,456
Inventories	21,883	13,763
Receivables subject to a sales agreement	1,017	2,551
Prepaid expenses and other current assets	11,954	10,286
Total current assets	117,602	85,592
Property and equipment, net	4,742	4,727
Long-term receivables subject to a sales agreement	1,131	1,292
Purchased intangibles	1,672	2,504
Goodwill	3,127	3,127
Long-term notes receivable	8,167	325
Other assets	2,063	2,861
Total assets	$138,504	$100,428

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$11,874	$6,901
Accrued liabilities	12,457	9,822
Deferred service revenue	7,600	6,526
Deferred gross profit	14,241	7,981
Obligation resulting from sale of receivables	1,017	2,551
Total current liabilities	47,189	33,781
Long-term obligation resulting from sale of receivables	1,131	1,292
Long-term deferred service revenue	10,350	9,867
Other long-term liabilities	125	250
Stockholders’ equity	79,709	55,238
Total liabilities and stockholders’ equity	$138,504	$100,428

(1) Information derived from our December 31, 2005 audited Consolidated Financial Statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Product	$32,938	$24,194	$87,393	$68,688
Services and other revenues	7,992	6,494	23,422	19,349
Total revenue	40,930	30,688	110,815	88,037

Cost of revenues:
Cost of product revenues	15,383	10,572	40,511	32,157
Cost of services and other revenues	3,317	2,226	9,714	7,349
Total cost of revenues	18,700	12,798	50,225	39,506

Gross profits	22,230	17,890	60,590	48,531
Operating expenses:
Research and development	2,878	2,143	7,858	7,584
Selling, general, and administrative	16,736	14,446	48,031	45,152
Restructuring, facility, severance charges and disposition of assets	—	—	—	406
Total operating expenses	19,614	16,589	55,889	53,142
Income (loss) from operations	2,616	1,301	4,701	(4,611)
Other income and expense	583	150	1,277	369
Income (loss) before provision for income taxes	3,199	1,451	5,978	(4,242)

Provision for income taxes	384	36	522	69
Net income (loss)	$2,815	$1,415	$5,456	$(4,311)

Net income (loss) per share:
Basic	$0.10	$0.05	$0.20	$(0.17)
Diluted	$0.10	$0.05	$0.19	$(0.17)

Shares used in computing net income per share:
Basic	27,775	26,101	27,336	25,792
Diluted	29,450	27,297	28,795	25,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$5,456	$(4,311)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,813	3,185
Provision for doubtful accounts	283	—
Loss on disposal of property and equipment	60	3
Share-based stock compensation	6,116	—
Provision for excess and obsolete inventories	2,074	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,494)	(8,237)
Inventories	(10,053)	(342)
Prepaid expenses and other current assets	(1,668)	(817)
Other assets	(7,044)	4,917
Accounts payable	4,971	500
Accrued liabilities	3,315	(594)
Deferred service revenue	1,537	2,703
Deferred gross profit	6,260	4,333
Other long-term liabilities	(106)	(1,840)
Net cash provided by (used in) operating activities	10,520	(500)

Investing activities:
Acquisition of intangible and intellectual property	(677)	(323)
Purchases of short-term investments	(12)	(1,564)
Proceeds of short-term investments	—	10,701
Purchases of property and equipment	(2,056)	(1,645)
Proceeds from sale of property and equipment	—	4
Net cash (used in) provided by investing activities	(2,745)	7,173

Financing activities:
Tax benefit from employee stock options	(106)	—
Proceeds from issuance of common stock	12,876	3,345
Net cash provided by financing activities	12,770	3,345
Net increase in cash and cash equivalents	20,545	10,018
Cash and cash equivalents at beginning of period	29,536	19,482
Cash and cash equivalents at end of period	$50,081	$29,500

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

In 2002, we acquired two products, a central pharmacy storage and retrieval solution, now marketed as Omnicell PharmacyCentral, and SafetyMed, a mobile workflow and patient safety platform. In August 2003, we acquired BCX Technology, Inc., a provider of open bar code supply management systems now branded as OptiFlex open and integrated systems, to complement our cabinet-based supply solutions. In March 2004, we acquired Ariel Distributing, Inc.’s closed-loop, controlled substance inventory management software for healthcare system pharmacies, marketed by Omnicell under the product name SecureVault™. When used in combination, our products and services offer a comprehensive solution to enable healthcare facilities to enhance patient safety while improving operational efficiency. In August 2005, we opened a research and development facility in India.

As a result of our product development efforts and acquisitions, we offer end-to-end solutions for both the medication-use process and the medical-surgical supply chain, providing additional market opportunities in areas beyond our solutions’ traditional location in the healthcare facility—the nursing unit. For the medication-use process, we provide the central pharmacy with a physician order management system, OmniLinkRxTM, Omnicell PharmacyCentral, SafetyPak, an automated medication packaging system, and SecureVault, a controlled substance inventory management system and OmniRxTM, our medication dispensing control system.  In addition, we offer SafetyMed RN, a mobile nursing workflow automation solution for use at the patient bedside. For the medical-surgical supply chain, we provide Omnibuyer, our purchase requisition system, Omnisupplier, our controlled dispensing system, and Optiflex, our open shelf dispensing control system.

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared by management, in accordance with accounting principles generally accepted in the United States pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X related to interim financial information. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. The consolidated financial statements include the Company and its wholly-owned subsidiaries, APRS, Inc., Omnicell HealthCare Canada, Inc., BCX Technology, Inc., and Omnicell Corporation (India) Private Limited. All significant inter-company accounts and transactions are eliminated in consolidation. In the opinion of management, all adjustments (which would include nomal recurring adjustments) necessary to present fairly our financial position as of September 30, 2006 and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date.

The condensed consolidated financial statements should be read in conjunction with our December 31, 2005 audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2006.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, but not limited to, the allowance for doubtful accounts, inventory valuation, purchased residual interests, asset and goodwill impairments, sales commissions, accrued liabilities, share-based compensation and taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of investments in a money market account and trade receivables, including receivables with multi-year payment terms. Our products are sold primarily to customers and to distributors. We perform ongoing credit evaluations of our customers and maintain reserves for credit losses. Credit is extended based on such evaluations and collateral is generally not required. Credit losses have not traditionally been material and such losses have been within management’s expectations. The majority of our receivables with multi-year payment terms are sold to a financing company. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectability. We assess collectability based on a number of factors, including past history, the number of days an amount is past due, credit ratings of our customers, current events and circumstances regarding the business of our customers and other factors that we believe are relevant.

Substantially all revenues for the three and nine months ended September 30, 2005 and 2006 were generated from customers in North America. No single customer accounted for more than 10% of total revenues for the three and nine months ended September 30, 2006 and 2005. Leasing companies did not account for any portion of accounts receivable at September 30, 2006; one leasing company accounted for 3% of accounts receivable at December 31, 2005.

Goodwill and Purchased Intangible Assets

We measure goodwill and other indefinite life intangible assets for impairment when indicators of impairment exist and at least on an annual basis. The intangible asset with an indefinite life consists of the trade name acquired as part of the BCX Technology, Inc. acquisition. No impairment of goodwill or intangible assets with an indefinite life was recognized during the three and nine months ended September 30, 2006 or 2005. We had goodwill of $3.1 million and an other indefinite life intangible asset of $0.2 million at September 30, 2006.

Purchased intangible assets with finite lives include acquired developed software technology, service contracts, customer relationships and backlog acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their useful lives of three to six years. Additionally, purchased intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  No impairment of purchased intangibles was recognized for the three and nine months ended September 30, 2006 and 2005.

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

We further require our customers to confirm that we have completed our installation obligations by providing to us a customer certification form indicating the date Omnicell’s installation obligations were completed. Delays at a customer site due to construction or other causes could result in our inability to install our systems, and therefore recognize revenue for those systems. We also sell our medication dispensing and supply automation systems through distributors in Asia, Australia, Europe, the Middle East and South America, and through a sales agent in Canada. We recognize revenue upon shipment of our systems to distributors. Sales made to distributors are under agreements requiring distributors to have firm binding customer commitments or customer purchase orders from identified end-users; except for our agreement with one distributor which allows no right of return, and therefore the sales and related costs of these transactions are also recognized upon shipment.

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

We exclude from revenues any amount paid to us for a new sale that relates to the termination of an existing payment stream. Generally, we sell multi-year payment stream contracts to leasing companies and we have no obligation to those leasing companies once the receivable is sold. At September 30, 2006 and December 31, 2005, accounts receivable included approximately $0 and $1.6 million, respectively, due from finance companies for lease receivables sold. U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, if any of Omnicell’s U.S. government customers do not receive their annual funding, our ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of September 30, 2006 and December 31, 2005, the balance of our unsold leases to U.S. government customers was $9.1 million and $3.6 million, respectively.

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

Technological feasibility is established upon completion of a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All such development costs incurred prior to the completion of a working model are recognized as research and development expense. As of September 30, 2006 and December 31, 2005, the balance of capitalized software development costs was approximately $1.2 million and $1.7 million, respectively. These costs are reported as a component of other assets. Amortization of capitalized software development costs was $0.2 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively; $0.8 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Segment Information

Omnicell manages its business on the basis of one reportable segment.  The Company’s products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.

We have one operating segment, medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2006 and 2005, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment.

Share Based Compensation

We account for our employee stock option plans and our employee stock purchase plan based on the estimated fair value for all share-based payment awards as required by SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), and accordingly expense has been recognized in our consolidated income statements for awards granted to employees or directors under our stock option and employee purchase plans. We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning on January 1, 2006 and have selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of all our awards.

Income Taxes

For the nine months ended September 30, 2006, we recorded an income tax provision of $522,000 as compared with $69,000 for the corresponding period in 2005. These tax provisions were recorded for taxes due on regular, minimum and alternative minimum state taxes and alternative minimum federal taxes. We currently have provided a full valuation allowance on our U.S. deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance.

Other Comprehensive Income

Other comprehensive income is the same as net income for the three and nine months ended September 30, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”; an interpretation of FASB Statement No. 109 clarifying accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our results of operations, financial condition and liquidity.

In September 2006, the FASB issued Financial Accounting Standard No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 as required and management is currently assessing the effect SFAS No. 157 will have on our results of operations, financial condition and liquidity.

Note 2. Compensation Expense Related to Share-Based Awards

In December 2004, the FASB issued SFAS No.123(R) (revised 2004), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued SAB No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123(R).

We adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning on January 1, 2006. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123(R). We have selected the Black-Scholes-Merton option-pricing model as the most appropriate method for determining the estimated fair value of all our awards. As required by SFAS No. 123(R), compensation expense is recorded for all share-based equity awards issued, granted or modified after the adoption of the provisions of SFAS No. 123(R) and also includes compensation expense on awards granted prior to but not vested as of the effective date.

Stock Option Plans

Our 1999 Equity Incentive Plan (the “1999 Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options and rights to purchase common stock and common stock units to employees, directors and consultants. Under the 1999 Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under the Company’s 1992 Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the 1999 Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding, or (ii) 3,000,000 shares.  After applying the formula, the total number of shares available for future issuance under the 1999 Plan on January 1, 2006 was 1,444,897.

In April 2003, our Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our Board of Directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

In February 2004, our Board adopted the 2004 Equity Incentive Plan (the “2004 Plan” and, together with the 1999 Plan and the 2003 Plan, the “Plans”). A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with Omnicell. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our Board may impose vesting at its discretion to any award. Options under the 2004 Plan generally expire ten years from the date of grant.

The Board shall administer the Plans unless and until the Board delegates administration to a committee. The Board may suspend or terminate the Plans at any time. The Board may also amend any of the Plans at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the Board to the extent stockholder approval is necessary to satisfy the requirements of any Nasdaq listing requirements.

If we sell, lease or dispose of all or substantially all assets or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Plans. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

As of September 30, 2006, there were 1,274,636 shares available for future issuance under the Plans, and an aggregate of 15,312,810 shares were authorized for issuance under the Plans.

1997 Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2006, 1,635,548 shares had been issued under this plan and a total of 647,682 shares of common stock are reserved for future issuance under the plan. Pursuant to the plan, on January 1, 2006, an additional 394,063 shares were added to the plan and became available for issuance following our filing of a registration statement on Form S-8 covering such shares.

Share-Based Payment Award Activity

A summary of option activity under the Plans as of September 30, 2006 is presented below:

Options:		Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(000’s)	(in years)		(000’s)
Outstanding at December 31, 2005	6,579		$8.93
Granted	707		$12.30
Exercised	(1,502)		$7.50
Expired	(131)		$10.73
Forfeited	(71)		$14.70
Outstanding at September 30, 2006	5,582	9.6	$9.63	$53,738
Exercisable at September 30, 2006 (1)	3,291	5.8	$9.32	$30,671

(1)   Exercisable options are fully vested as of September 30, 2006.

As of September 30, 2006, there was $13.5 million of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised in the first nine months of fiscal 2006 was $11.3 million.  The total fair value of shares vested during the first nine months 2006 was $6.0 million.

Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award for new grants beginning this fiscal year and any unvested grants prior to the adoption of SFAS No. 123(R). As SFAS No. 123(R)  requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the third quarter of 2006 has been reduced for estimated forfeitures when calculating compensation costs instead of accounting for forfeitures as incurred, which was our previous method. The impact on our results of continuing operations of recording share-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006

Cost of product and services	$304	$828
Research and development	153	512
Selling, general and administrative	1,593	4,776
Total share-based compensation expense	$2,050	$6,116
Negative impact on net income per share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.21

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model.  The following are weighted-average assumptions for stock option grants plans issuances made during the three and nine month periods ended September 30, 2006 and 2005, respectively:

	Stock Option Plans
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate (1)	4.86%	4.00%	4.54%	3.64%
Dividend yield	0%	0%	0%	0%
Weighted-average volatility (2)	61.1%	97.5%	62.1%	97.5%
Expected option life (3)	4.1 yrs	2.9 yrs	3.8 yrs	2.9 yrs
Weighted average fair value of options granted	$16.34	$5.70	$6.25	$5.00

	Employee Stock Purchase Plan
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate (1)	4.65%	2.86%	4.60%	2.64%
Weighted-average volatility (2)	65.6%	69.0%	65.8%	69.0%
Expected option life	0.5-2 yrs	0.5-2 yrs	0.5-2 yrs	0.5-2 yrs
Weighted average fair value of employee stock purchases	$3.24	$2.12	$7.66	$2.49

(1) Represents the Treasury bill rate for expected term of the options in effect at the time of grant.

(2) Based on historical volatility of the our common stock. For options granted prior to January 1, 2006, and valued in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, (“SFAS 123”), the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock and we recognized option forfeitures as they occurred as allowed by SFAS No. 123. For options granted after December 31, 2005, and valued in accordance with SFAS  No. 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in the third quarter of 2006 is based on our historical forfeiture experience, of approximately 6%.

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

The table below reflects net income (loss) and basic and diluted net income (loss) per share for the three months and nine months September 30, 2005 as follows (in thousands, except per-share amounts):

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net income (loss) — as reported for prior periods(1)	$1,415	$(4,311)
Stock-based compensation expense related to employee stock options and employee stock purchases(2)	1,958	6,067
Net income (loss), including the effect of stock-based compensation expense(3)	$(543)	$(10,378)

Basic and diluted net income (loss) per share — as reported for prior periods(1)	$0.05	$(0.17)

Basic loss per share, including the effect of stock-based compensation expense(3)	$(0.02)	$(0.40)

Diluted loss per share, including the effect of stock-based compensation expense(3)	$(0.02)	$(0.40)

(1) Net income (loss) and diluted net income (loss) per share for 2005 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS No. 123(R) because the Company did not adopt the recognition provisions of SFAS No. 123(R) until January 1, 2006.

(2) Stock-based compensation expense for 2005 is calculated based on the pro forma application of SFAS No. 123.

(3) Net loss and net loss per share for 2005 represents pro forma information based on SFAS No. 123.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants, computed using the treasury stock method. All potentially dilutive securities have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2005, as their inclusion would be anti-dilutive. The total number of shares excluded from the calculations of diluted net loss per share for the nine months ended September 30, 2005 was 3,894,832.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic:
Net income (loss)	$2,815	$1,415	$5,456	$(4,311)
Weighted average shares outstanding-basic	27,775	26,101	27,336	25,792

Net income (loss) per share	$0.10	$0.05	$0.20	$(0.17)

Diluted:
Net income (loss)	$2,815	$1,415	$5,456	$(4,311)

Weighted average shares of common stock outstanding	27,775	26,101	27,336	25,792
Add: Dilutive effect of employee stock options and warrants	1,675	1,196	1,459	—
Weighted average shares outstanding—diluted	29,450	27,297	28,795	25,792

Net income (loss) per share	$0.10	$0.05	$0.19	$(0.17)

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

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition.

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

Medisafe

On December 6, 2002, we purchased substantially all of the intellectual property assets of Medisafe. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in 2005. In addition, we incurred approximately $20,000 of acquisition related costs. We allocated the purchase price to the acquired intangible assets and purchased in-process research and development based on the income approach to valuation. Under the income approach, we assumed a cash flow period of five years, revenue growth rates of 33% to 210% on an annual basis and discount rates of 25% to 35%. The purchase price allocation was as follows (in thousands):

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

APRS, Inc.

On August 30, 2002, we acquired 100% of the outstanding common shares of APRS, Inc. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition.  In connection with the acquisition, We paid cash of $1.1 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs.

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

Intangible Assets from Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc.

Intangible assets resulting from the Secure Vault, BCX Technology, Inc., Medisafe, and APRS, Inc. acquisitions are included in other assets and consist of the following (in thousands):

	September 30,	December 31,	Amortization
	2006	2005	life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Acquired technology	4,684	4,684	3-6 years
Total purchased intangible assets with finite lives	5,196	5,196
Accumulated amortization	(3,755)	(2,923)
Net purchased intangible assets	1,441	2,273
Trade name	231	231	Indefinite
Net purchase intangible asset with indefinite lives	231	231
Net total purchased intangible assets	$1,672	$2,504

Estimated future amortization expense of the purchased intangible assets at September 30, 2006 is as follows (in thousands):

2006 (remaining amount)	$196
2007	763
2008	449
2009	33
Total Amortization	$1,441

Note 5. Sales of Accounts Receivable

We offer customers multi-year, non-cancelable payment terms. For the three and nine months ended September 30, 2006, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $8.7 million and $31.5 million, respectively. Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $11.7 million and $32.3 million, respectively, for comparable periods in 2005. We typically sell the customers’ multi-year payment agreements to a third-party leasing company.

For the three and nine months ended September 30, 2006, customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $7.8 million and $25.9 million, respectively. Sales of customer multi-year payment term agreements sold to third-party leasing companies totaled approximately $10.6 million and $31.2 million, respectively, for comparable periods in 2005.  The balance of receivable classified as subject to a sales agreement and as an obligation resulting from the sales of receivables were $2.1 million and $3.4 million at September 30, 2006 and 2005, respectively.  We have no obligation under a multi-year payment agreement once it is sold to the finance company other than our existing obligation for receivables classified as subject to a sales agreement. Revenue is recognized upon completion of our installation obligation, if any, and commencement of the non-cancelable multi-year payment term. At September 30, 2006 and December 31, 2005, accounts receivable included $0 and $1.6 million, respectively, from the finance companies for multi-year payment term agreements sold.

Note 6. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$15,121	$8,177
Finished goods	6,762	5,586

Total Inventories	$21,883	$13,763

During the three and nine months ended September 30, 2006, we increased our provision for excess and obsolete inventories by $1.3 million and $2.1million, respectively. The increase in the provision was due primarily to charges taken with respect to end of life products.

Note 7. Purchased Residuals

Although we had no contractual obligation to do so, in July 2002, we executed an agreement to purchase from Americorp Financial, Inc. (“AFI”) all residual interests in our equipment covered by multi-year payment agreements financed by AFI. The total purchase price was $3.1 million. The purchase price was assigned to the acquired payment residuals based on the original implied payment residual value, equipment type, and our assessment of the customers’ likelihood of renewal at the end of the payment term. As equipment is renewed or upgraded, we charge the assigned value to cost of product revenues. When equipment is not renewed or upgraded at the end of the lease contract or when we believe a renewal is unlikely, the assigned value is written off. The payment streams associated with the purchased residuals expire at various dates within four years from the date of the purchase agreement. The value of purchased residuals as of September 30, 2006 and December 31, 2005 was $0 and $0.3 million, respectively. The value of purchased residuals was recorded in other assets.

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Sales of medication and supply dispensing systems, which have been accepted but not yet installed	$18,836	$10,036

Cost of sales, excluding installation costs	(4,595)	(2,055)
Total Deferred Gross Profit	$14,241	$7,981

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

Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by Omnicell of technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments we could be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, in certain situations, we warrant that, for a certain period of time from the date of delivery, our products will be free from material defects and substantially conform to our published specifications. In these cases we routinely limit our customers’ remedies to the repair or replacement of such products. From time to time, we may also warrant that our professional services will be performed in a good and workman-like manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states and for many state and local government-run hospitals, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

Acquisition commitments

As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning in 2005. We paid installments of $125,000 in January 2006 and 2005, and will make two additional future payments in 2007 and 2008.

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

•       our ability to manage our growth;

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

Executive Summary

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of systems and software solutions targeting patient safety and operational efficiency in healthcare facilities. We have worked with healthcare facilities to enhance patient safety and allow clinicians to spend more time with their patients. Our medication-use product line includes solutions for the central pharmacy, nursing unit, operating room, and patient bedside. Solutions range from large central pharmacy “smart inventory” carousels to small handheld devices. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems store it, package it, bar code it, order it, issue it, and provide information and controls on its use and reorder. Our supply product lines provide a healthcare institution with the ability to quickly and effectively control costs, capture of charges for payor reimbursement, and timely reorder of supplies. Products range from high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, cath lab and operating room.

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

We recognize revenue when our medication and supply dispensing systems are installed. In the three and nine months ended September 30, 2006, our backlog grew and expanded to include more orders from customers with longer installation cycles and more orders from customers who had not previously used automated systems. As a result, our installation time-frame changed from approximately three to six months in prior fiscal years, to generally three to nine months beginning in the current fiscal year. Installation now generally takes place three to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and the time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of Omnicell systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. This has resulted in Omnicell’s growing product backlog which has the benefit of enabling Omnicell to operate more efficiently and predictably.

In 2006, we adopted SFAS No. 123(R) to record share-based awards compensation costs. Total share-based compensation expense for the three and nine months ended September 30, 2006 was $2.1 million and $6.1 million, respectively.  The impact on net income per-share for the third quarter of 2006 was $0.08 per-share basic and $0.07 per-share diluted. The impact on net income per-share was $0.22 per-share basic and $0.21 per share-diluted for first nine months of 2006.

During the third quarter of 2006, we have continued our focus on the goal of providing the best customer experience in the healthcare industry.  We have made steady improvements over the past year in running our business more efficiently, which has resulted in lower operation costs as a percentage of revenue, and has also resulted in an enhanced ability to operate in a manner that meets and exceeds our customers’ installation and support needs.  We plan to continue to make investments to optimize our business model to best meet the needs of our customers.

Trends in Our Business

Our business has grown rapidly, and we anticipate that our business will continue to grow. This growth has substantially increased our revenues. We expect, however, that our revenue growth rate will slow in the future as our revenues increase to higher levels. Our revenue growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely bases, and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our gross margin was greater in the three and nine months ended September 30, 2006 compared comparable periods in 2005. However we believe that our gross margin could decline in 2007 as compared to 2006 as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross margin may be wholly or partially offset by revenue growth in 2007 as compared to 2006. The expected increase in costs and expenses, as a percentage of revenues, is primarily a result of servicing our installed customer base, and adding necessary employees, and adding systems infrastructure required to manage our anticipated growth.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand our customer base and continue to expand our presence in domestic and international markets. This growth has required the substantial expansion of our inventory base, a continued investment in human resources,  growth of accounts payable due to higher levels of purchases of inventory, and increases in accounts and notes receivables due from our customers . Our full-time employee headcount has grown 11% from 514 at December 31, 2005 to 573 at September 30, 2006. We anticipate that the growth rate of our cost of product revenue and expenses from stock-based compensation, may exceed future the growth rate of our revenues. Management of this growth will continue to require the devotion of significant time and attention of employee and other resources.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of our Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting. In most cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. However, certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments reflect practices, information provided by our customers and other assumptions that we believe are reasonable under the circumstances. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period in which they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates include:

•                  revenue recognition,

•                  estimating allowances for doubtful accounts,

•                  estimating sales receivables,

•                  inventory valuation and obsolecense,

•                  goodwill and intangible assets, and

•                  estimating liabilities and costs to fulfill upgrade obligations,

•                  share-based compensation, and

•                  impact of foreign currency.

Share-Based Compensation

In the first quarter of 2006, we adopted SFAS No. 123(R) and selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs  We estimate the fair value of our employee stock awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee stock-based awards may change in future periods. SFAS No. 123(R) requires that employee stock-based compensation costs are recognized over the vesting period or the requisite service period in a similar manner which all other forms of compensation are paid to our employees. In the third quarter of 2006, we recorded share-based compensation expense of $0.3 million to cost of products and services sold, $0.2 million to research and development expense and $1.6 million to selling, general and administrative expense. In the first nine months of 2006, we recorded share-based compensation expense of $0.8 million to cost of products and services sold, $0.5 million to research and development expense and $4.8 million to selling, general and administrative expense.  We did not recognize a related tax impact due to the adoption of SFAS No. 123(R) due to our full valuation allowance position.

As of September 30, 2006, there was $13.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Total share-based compensation expense for the three and nine months ended September 30, 2006 was $2.1 million and $6.1 million, respectively, of which $0.1 million is capitalized in inventory at September 30, 2006.

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

Results of Operations

The following table sets forth certain items included in our results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, expressed as a percentage of total revenues for these periods:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Product revenues	80.5%	78.8%	78.9%	78.0%
Service and other revenues	19.5	21.2	21.1	22.0
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	37.6	34.4	36.6	36.5
Cost of service and other revenues	8.1	7.3	8.7	8.3
Total cost of revenues	45.7	41.7	45.3	44.8
Gross profit	54.3	58.3	54.7	55.2
Operating expenses:
Research and development	7.0	7.0	7.2	8.6
Selling, general and administrative	40.9	47.1	43.3	51.3
Restructuring, facility, severance charges and disposition of assets	—	0.0	—	0.5
Total operating expenses	47.9	54.1	50.5	60.4
Income (loss) from operations	6.4	4.2	4.2	(5.2)
Interest income	1.8	0.5	1.5	0.4
Other income and (expense)	(0.4)	0.0	(0.3)	0.0
	1.4	0.5	1.2	0.4
Income (loss) before provision for income taxes	7.8	4.7	5.4	(4.8)
Provision for income taxes	0.9	0.1	0.5	0.1
Net income (loss)	6.9%	4.6%	4.9%	(4.9)%

Revenues for the three and nine months ended September 30, 2006 were $40.9 million and $110.8 million, respectively, up $10.2 million or 33% from the third quarter of 2005 and $22.8 million or 26% from the first nine months of fiscal 2005.  The increase in revenues for the three and nine months ended September 30, 2006 compared to the same periods in the prior year was primarily due to increasing customer demand for our products as a result of new product features, regulatory compliance and increased adoption of automation in hospitals. We expect revenues to increase sequentially in the fourth quarter of 2006 and first quarter of 2007, and further we expect to meet the required installation capability requirements given our inventory build-up and our continued investment in human resources to meet these projected increases in our customer base.

Overall, for the three and nine months ended September 30, 2006, net income improved to $2.8 million and $5.5 million, respectively, from net income of $1.4 million and a net loss of $4.3 million in the comparable periods in 2005.

Product Revenue, Cost of Product Revenues, and Gross Profit

Comparison for the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Product:
Product revenues	$32,938	$24,194	$87,393	$68,688
Cost of product revenues	15,383	10,572	40,511	32,157
Gross Profit on product revenues	$17,555	$13,622	$46,882	$36.531

Product Revenues. Our product revenues were $32.9 million in the three months ended September 30, 2006, compared to $24.2 million in the same period of 2005. Product revenues for the nine months ended September 30, 2006 and 2005 were $87.4 million and $68.7 million, respectively. The increase in product revenue in the three and nine months ended September 30, 2006 as compared to the same periods in 2005, was primarily due to increased unit volume sales of medication and supply automation systems and central pharmacy products and increases in unit volume sales across our entire product line. These increases in unit volumes have been a result of new product features included in our products, the overall regulatory environment in hospitals, and an increased interest in automation products in hospitals.

Cost of Product Revenues. Cost of product revenues consists primarily of direct material, labor and overhead required to manufacture medication and supply dispensing systems and also includes costs required to install our systems and interfaces with our customers’ information systems.  For the three months ended September 30, 2006, cost of product revenues was $15.4 million, compared to $10.6 million in the same period of 2005, or 47% and 44% of product revenues, respectively.  For the nine months ended September 30, 2006, cost of product revenues was $40.5 million or 46% of product revenues compared to $32.2 million or 47% in the same period of 2005.  The increase in cost of product revenues for the three months ended September 30, 2006 compared to the same period in 2005 is primarily due to a $2.5 million increase in direct material cost and manufacturing costs associated with the increasing volume unit sales and changes in our product mix,  a $0.3 million share-based compensation charge associated with SFAS No. 123(R), $0.7 million increase in employee costs, a $0.6 million increase in temporary labor costs, a $0.8 million increase in overhead expenses and a $0.4 million increase in the cost of product revenues associated with the current quarter shift of service installation staff costs previously associated with general and administrative departmental expenses.  These costs were partially offset by a reduction in capitalized overhead of $0.8 million.

The increase in the cost of product revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to a $4.5 million increase in direct material cost and manufacturing variances associated with increasing volume unit sales, a $0.7 million increase each in stock compensation charge associated with SFAS No. 123(R) and in temporary labor costs, $1.2 million increase in employee costs, a $0.6 million increase in overhead expenses and a $2.5 million increase in the cost of product revenues associated with the current quarter shift of installation staff costs previously associated with general and administrative departmental expenses. These increases are offset by a  $1.1 million decrease in prior year costs associated with the expenses of a write-off of excess inventory and a $1.2 million increase in capitalized overhead. The increases in cost of product revenue due to a shift in installation staff costs reflects expenses which were previously associated with general and administrative departmental expenses, and are indicative of the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to primarily a post-sales focus in installation of products sold. This shift in installation staff costs was prospective beginning in fiscal 2006.

Gross Profit on Product Revenues.  For the three months ended September 30, 2006, gross profits on product revenues were $17.6 million, or 53% of product revenues as compared to $15.3 million, or 56% of product revenues in the prior quarter and $13.6 million or 56%  of product revenues in the same period of 2005.  For the nine months ended September 30, 2006 gross profits on product revenues were $46.9 million or 54% of product revenues compared to $36.5 million or 53% of product revenue in the same period of 2005. The absolute increase in the product gross margins for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was due to increases in product revenues  offset by increases in the cost of materials used in manufacturing and installation and shipping of our products, stock based compensation charges associated with SFAS No. 123(R), and increases in the cost of product revenues associated with a shift of service staff costs previously associated with general and administrative departmental expenses in same periods of 2005.  The absolute increase in product margins in the first nine months of 2006 were partially offset by expenses associated with a write-off of excess inventory in the comparable period of 2005. We expect gross profit on product revenues to fluctuate based on the different costs associated with changes in our product mix.

Service and Other Revenue, Cost of Service and Other Revenues and Gross Profit

Comparison of the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service and other:
Service and other revenues	$7,992	$6,494	$23,422	$19,349
Cost of service and other revenues	3,317	2,226	9,714	7,349
Gross profit on service and other revenues	$4,675	$4,268	$13,708	$12,000

Service and Other Revenues.  Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Our service and other revenues for the three and nine months ended September 30, 2006 was $8.0 million and $23.4 million, respectively, up $1.5 million or 23% from three months ended September 30, 2005 and $4.1 million or 21% from the nine months ended September 30, 2005 The increase in service and other revenues in the third quarter and first nine months of 2006 as compared to the same periods in the prior year, was primarily the result of an expansion in our installed base of automation systems and an increase in support service contracts.

Cost of Service and Other Revenues. For the three months ended September 30, 2006, cost of service and other revenues was $3.3 million, or 42% of service and other revenues, compared to $2.2 million or 34% in the same period of 2005.  For the nine months ended September 30, 2006, cost of service and other revenues was $9.7 million or 41% of service and other revenues compared to $7.3 million or 38% in the same period of 2005.  The increase in cost of service and other revenues in the three months ended September 30, 2006 as compared to the same period in 2005 is primarily due to $0.2 million increase in labor costs in support of the expanded service base, a $0.2 million increase in overhead costs associated with the expanding installed base, and $0.1 million increase in stock compensation charge associated with SFAS No. 123(R), and a $0.5 million shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters. The increase in cost of service and other revenues for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily due to a $0.6 million increase labor costs, a $0.3 million increase in overhead costs associated with the expanding installed base, a $0.1 million increase in stock compensation charge associated with SFAS No. 123(R), and a $1.6 million shift of service staff expenses previously associated with general and administrative departmental expenses in prior quarters.  These increases were partially offset by a decrease of $0.5 million in direct material use associated with increased efficiencies in providing support to our installed base.

Gross Profit on Service and Other Revenues. In the three months ended September 30, 2006, gross profit on service and other revenues was $4.7 million, or 58% of service and other revenues, compared to $4.3 million, or 66% in the third quarter of 2005. For the nine months ended September 30, 2006, gross profits on service and other revenues were $13.7 million or 59% of services and other revenues compared to $12.0 million or 62% of service and other revenues same period of 2005.  The absolute increases in the product gross margins in the three and nine months ended September 30,  2006 as compared to the same periods in 2005 were primarily due an increase in our installed base and increase in support service contracts and our ability to improve cost efficiencies within our internal service organization. We expect gross profit on service and other revenues to fluctuate based on the costs expended to support our customer base.

  Total gross profit for the three months ended September 30, 2006 was $22.2 million, or 54% of total revenues, compared to $17.9 million, or 58% of total revenues for the same period in 2005. For the nine months ended September 30, 2006 total gross profit was $60.6 million or 55% of total revenues compared to $48.5 million or 55% of total revenues for the same period of 2005. Our gross profit may fluctuate due to changes in product and sales mix and costs.

Operating Expenses

Comparison of the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Research and development	$2,878	$2,143	$7,858	$7,584
Selling, general and administrative	16,736	14,446	48,031	45,152
Restructuring, facility, severance charges and disposition of assets	___	___	___	406
Total operating expenses	$19,614	$16,589	$55,889	$53,142

Research and Development.   Research and development expenses were $2.9 million in the three months ended September 30, 2006, up $0.3 million or 24% from the second quarter of 2006 and up $0.7 million or 34% from same period of 2005. Research and development expenses were $7.9 million for the nine months ended September 30, 2006, up $0.3 million or 4% from the same period of 2005. The increase in research and development expenses in the third quarter of 2006 as compared to the same period in 2005 consisted of a $0.2 million increase in travel and telecommunications costs, a $0.3 million increase in labor costs, a $0.2 million increase in expenses related to stock compensation charges associated with SFAS No. 123(R), and a $0.1 million increase due to a shift of service staff costs previously associated with research and development departmental expenses to cost of product revenues and cost of service and other revenues. These increases were offset by a $0.2 million decrease in temporary labor costs. The decrease in research and development expenses associated with the shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold.

The increase in research and development expenses for the nine months ended September 30, 2006 over the same period in 2005 consisted of a $0.5 million increase in expenses related to stock compensation charges associated with SFAS No. 123(R). In addition, research and development expenses increased by a $0.8 million in labor costs and a $0.2 million increase each in travel expenses and  small tool expenses, primarily due to headcount increases and activity in our India subsidiary  These increases were offset by a $1.4 million decrease in temporary labor costs and a $0.1 million decrease due to a shift of service staff costs previously associated with research and development departmental expenses to cost of product revenues and cost of service and other revenues. We expect to continue to invest in research and development of new technologies in heath care automation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.7 million in the third quarter of 2006, up $0.8 million or 4% from the second quarter of 2006 and up $2.3 million or 16% from the third quarter of 2005. Selling, general and administrative expenses were $48.0 million for the nine months ended September 30, 2006, up $2.9 million or 6% from the same period in 2005.  The increase in selling, general and administrative expenses in the third quarter of 2006 over the same period in 2005 is due to a $1.6 million increase stock based compensation charges associated with SFAS No. 123(R), a $0.6 million increase in commissions/finders’ fee expenses in support of higher levels of sales revenue, a $0.2 million increase each in advertising expenses and in travel expenses, and a $0.4 million increase in employee compensation associated with increased wages in support of the higher level of sales revenue. These increases were offset by $1.0 million decrease due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues.  The decrease in selling, general and administrative expenses associated with the shift of service staff costs reflects the change in our installation team’s historical responsibilities from a primarily pre-sales focus of facilitating sales to a primarily post-sales focus in installation of products sold.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2006 over the same period in 2005 is due to a $4.8 million increase in share-based compensation charges associated with SFAS No. 123(R), a $1.2 million increase in commissions/finders’ fee expenses in support of higher levels of sales revenue, a $0.5 million increase in travel, a $0.2 million increase in advertising expenses, a $0.3 million increase in facilities costs, and a $1.7 million increase in employee compensation associated with increased wages in support of the higher level of sales revenue.  These increases were offset a $2.1 decrease in costs associated with the expenses from prior year restructuring and by $4.1 million due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales to support the installation and servicing of customer orders.

Total operating expenses for the three months ended September 30, 2006 were $19.6 million, an increase of $1.3 million, or 7% from the prior quarter and an increase of $3.0 million or 18% from the third quarter of 2005.  The increases in the third quarter were primarily due to increased expenses associated with SFAS No. 123(R) share-based compensation charges and growth of the company infrastructure in support of expanded level of sales, offset by a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues. Operating expenses for the nine months ended September 30, 2006 were $55.9 million, up $2.7 million or 5% from the same period of fiscal 2005.  We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount in support of greater unit sales volume and of our increasing customer bases.

Provision for Income Taxes Comparison of the three and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Provision for income taxes	$384	$36	$522	$69

The income tax provision for the three and nine months ended September 30, 2006 and 2005 consisted of both federal and state alternative minimum taxes and other state taxes. For the nine months ended September 30, 2006, there was no tax impact related to the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) is expected to result in a significant increase to the overall tax rate which is estimated to approximate 10% for the 2006 fiscal year. The actual tax rate may vary significantly depending upon the timing of employees’ exercises and sales of stock. The effective tax rate for 2005 was less than 1%.

Net Income. Overall,  net income increased to $2.8 million in the third quarter of 2006 compared to $1.8 million net income in the prior quarter and $1.4 in the third quarter of 2005.  Net income was $5.5 million in the first nine months of 2006, up $9.8 million from a loss of $4.3 million in the comparable period in 2005.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders. We expect our product backlog will continue to grow slightly and believe that having visibility from two to two and a half quarters of product revenue in backlog will enable us to operate efficiently and maintain predictability of results and maximize customer satisfaction. At September 30, 2006, our product backlog increased $12.1 million or 14% to $99.0 million from $86.9 million in the prior quarter, up $29.3 million or 42% from $69.6 million as of December 31, 2005 and up $36.9 million or 59% from $62.1 as of September 30, 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of approximately $50.1 million. In comparison, at December 31, 2005, we had cash, cash equivalents and short-term investments of approximately $29.5 million.

Operating activities for the nine months ended September 30, 2006 generated $10.5 million of cash compared to a $3.5 million  use in cash in the comparable period in 2005. Contributors to the generation of cash from operations in the nine months ended September 30, 2006 were net income of $5.5 million, non-cash adjustments to income for provision for doubtful accounts of $0.3 million, depreciation and amortization of $2.8 million, $6.1 million in stock compensation expense due to SFAS No. 123(R), $2.1 million provision for excess and obsolete inventories, increases of $5.0 million in accounts payable, $3.3 million in accrued liabilities, $6.3 million in deferred gross profit, and $1.5 million in deferred service revenue.  These amounts were offset by increases of $3.5 million in accounts receivables, $10.1 million in inventories, $1.7 million in prepaid expenses and other current assets and $7.0 in non-current assets and a decrease of $0.1 million in other long-term liabilities. Net cash used in operating activities in the same period in 2005 was $0.5 million.

Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2006, and was primarily due to $2.1 million used for acquisition of capital equipment and $0.7 million used for acquisition of investment in intangible and intellectual property. Net cash provided by investing activities was $7.2 million for the same period in 2005.

Net cash provided by financing activities of $12.8 million for the first nine months of 2006 reflects $12.9 million of sales of stock through our stock option and employee stock purchase plans offset by $0.1 million in tax benefit from employee stock options. Financing activities provided cash of $3.3 million for the comparable period of 2005.

We have experienced and expect to continue to experience substantial growth in our operations. This growth has required the substantial expansion of our inventory base and accounts payable balances for procurement of higher levels of inventory.  In addition, long-term notes receivable primarily due from our U.S. government customers continues to increase as our sales of multi-year payment stream contracts to U.S. government customers increases. We continue to sell most of our non-U.S. Government customer multi-year payment receivables to third-party leasing companies.  U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible and these receivables primarily represent the balance in our long-term notes receivables. In the future, if any of our U.S. government customers do not receive their annual funding, our ability to collect payments on unsold leases could be impaired and may result in a write down of our unsold leases to U.S. government customers. Further, it could impair our ability to make additional sales to U.S. government customers and impair our ability to sell these receivables to third-party leasing companies. As of September 30, 2006 and December 31, 2005, the balance of our unsold leases to U.S. government customers was $9.1 million and $3.6 million, respectively.

We have net operating lease commitments of $8.1 million payable at September 30, 2006, as follows  (in thousands):

2006 (remaining amount)	$544
2007	2,204
2008	2,308
2009	1,459
2010	622
2011 and future	1,005
Total Amortization	$8,142

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of September 30, 2006.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

As we previously disclosed, in the quarter ended June 30, 2006,  we discovered a software error experienced by our third-party stock plan administrator caused several stock option grants to be omitted from stock compensation expense calculations for the first quarter of 2006. The adjustment required us to record the omitted share-based compensation expense in our amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed on August 9, 2006. In the second quarter of 2006, we initiated a plan to remediate the deficiency in the area of the determination of and in the recording of SFAS No. 123(R) share-based compensation by;  a) recalculations and analysis on underlying data and stock option balances; b) instituting an improved process for assessing the accuracy of stock option data , accuracy of fair value calculations, and quarterly vested stock option balances which includes a review and sign-off of all significant reconciliations by the appropriate level of supervisory and management level personnel; c) reconciliation of and confirmation to existing stock option databases with respect to share-based compensation; and d)  migration of fair value data, stock option data, and calculations to a new share-based compensation system, and additional over-sight by an independent outside consultant.  Our management believes that these actions, taken as a whole, successfully remediated the deficiency described above.  We will continue to perform the enhanced procedures as part of our normal closing process.  These internal controls over financial reporting were fully implemented during the quarter ended September 30, 2006.

There were no other changes in internal control over financial reporting in the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

Item 1A. RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We may or may not continue to be successful in marketing our medication and supply dispensing systems, and that the level of market acceptance of such systems continue and be sufficient to generate operating income.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc.) and Cerner Corporation. Pyxis Corporation, in particular, has a significantly larger installed base of customers than we do and over the last few years has developed and introduced to the market a significantly larger number of new products. With the acquisition of an automated pharmacy storage and retrieval system, the SafetyMed platform and ScanREQ, and with the entry of other companies into the automated dispensing systems market space, we have gained additional competitors. They include AutoMed (an AmerisourceBergen Corporation company), the Baxter Medication Delivery business of Baxter International Inc., the Care Fusion unit of Cardinal Health, Inc., Eclipsys Corporation, IDX Systems Corporation and Siemens Medical Solutions (a division of Siemens AG).

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

We have agreements with various group purchasing organizations, such as AmeriNet, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, L.L.C., and Premier, Inc., which enable us to sell more readily our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot guarantee that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

We have a history of operating losses and we cannot assure that we will maintain profitability.*

While we had net income of $5.5 million for the nine months ended September 30, 2006, we had a net loss of $2.1 million for the year ended December 31, 2005. There can be no assurances that we will be profitable in the future, either on a quarterly or annual basis.

We have experienced substantial growth and we cannot assure that we will be able to manage future growth.*

Our revenue growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely bases, and our flexibility in manpower allocations among customers to complete installations on a timely basis.  Our revenue growth rate will slow in the future as our revenues increase to higher levels. Management of this growth will continue to require the devotion of significant time and attention of employee and other resources.  We may not be able to manage this growth effectively.

If the market price of our stock continues to be highly volatile, the value of an investment in our common stock may decline.*

For the 12 months prior to September 30, 2006, our common stock has traded between $8.95 and $19.32 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our stock. These announcements or external events may include:

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.*

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, in the quarter ended March 31, 2006, we discovered a software error experienced by our third party stock plan administrator which caused several stock option grants to be omitted from share-based compensation expense calculations. We determined that we had a deficiency in the area of determination and recording of SFAS No. 123(R) share-based compensation. As a result, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2006. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

We have outstanding options that have the potential to dilute shareholder value and cause our stock value to decline*

We frequently grant stock options to our employees and other individuals. At September 30, 2006, we had options outstanding for 5,581,905 shares of our common stock at option exercise prices ranging from $1.80 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the value of our stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we are required to recognize expense for stock based compensation related to employee stock options and employee stock purchases, and there is no assurance that the expense we are required to recognize measures the accurate value of our share-based payment awards; the recognition of this expense could cause the trading price of our common stock to decline.

On January 1, 2006, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for stock-based compensation expense related to employee stock options and employee stock purchases.   The application of SFAS No.123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS No.123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of the adoption of SFAS No. 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS No. 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of September 30, 2006, the balance of our unsold leases to U.S. government customers was $9.1 million.

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

We are dependent on technologies provided by third-party vendors.

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

•       reduced protection for intellectual property rights in some countries;

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

Date: November 9, 2006
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