Form 10-K
period 2006-12-31
OMNICELL INC /CA/
filed 2007-03-23
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                  .

Commission file number: 0-33043

Omnicell, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1201 Charleston Road Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 251-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated file ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the price of the Common Stock on the Nasdaq Global Market on June 30, 2006 was $283,174,923.

The number of shares outstanding of the registrant’s common stock on March 20, 2007 was 29,008,585.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be held on April 24, 2007 (the “Proxy Statement”), are incorporated by reference into Part III of this Report. Except with respect to information specifically incorporated by reference in this Report, the Proxy Statement is not deemed to be filed as part hereof.

*                     Based on a closing price of $13.82 per share on June 30, 2006. Excludes 6,885,145 of the registrant’s common stock held by executive officers, directors and any stockholders (identified solely on information disclosed in Schedules 13Gs filed with the SEC) whose ownership exceeded 5% of registrant’s common stock outstanding at June 30, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

OMNICELL, INC.
2006 Form 10-K Annual Report
Table of Contents

PART I

ITEM 1.                BUSINESS

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

•       the size or growth of our market or market-share;

•       the opportunity presented by new products or emerging markets;

•       the operating margins or earnings per share goals we may set;

•       our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•       our estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled “Risk Factors” under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. All references in this report to “Omnicell, Inc.,” “Omnicell,” “our,” “us,” “we,” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

We own various trademarks, copyrights and trade names used in our business, including the following:  OmniRx®, OmniSupplier®, Optiflex®, SecureVault®, OmniLinkRx®, Omnicell PharmacyCentral®, SafetyPak®, MedGuard®, OmniBuyer®, OmniSupplier®, OmniGate®,  ProServ 1®, Omnicell®, the Omnicell logo, OmniCenter®, DecisionCenter®, MedCache®, ScanReq®, BCX Technology®, Anesthesia TT®  and Sure-Med®. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

We are a leading provider of medication control and patient safety solutions for acute care health facilities. Over 1,000 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical/surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors and improved administrative controls, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, estimates that 1.5 million medication errors are made each year in the United States. Acute care facilities are facing increasing medical safety regulatory controls that we believe manual tracking systems cannot adequately support. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution starting from the point of entry into  the hospital, through the central pharmacy, to the nursing station and, ultimately, to the patient’s bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real time safety controls. Our solutions go a step further by providing barcode verification at every step of the process, from entry to the hospital through to administration to a patient. Similar to our medication solutions, our medical and surgical supply systems provide acute care control over consumable supplies critical to providing quality healthcare. This solution provides inventory control software that is designed to ensure critical supplies are always stocked in the right locations, helping to ensure patient safety. At the same time, usage tracking helps hospital administrators to ensure that cash is not wasted on unneeded stores of supplies and helps optimize reimbursement by improving charge capture.

Business Strategy

Our strategy is to provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. We have developed innovative products that are designed to meet the needs of the clinicians who use them on a day-to-day basis. We are constantly evolving and enhancing our product and service offerings, and we maintain flexibility in product design and the installation process to meet our customers’ evolving needs. To meet our customers’ needs fully, we must strive to provide innovative solutions that help our customers stay focused on their goal of providing quality healthcare. Our solutions are designed to provide everything the customer requires to install and maintain medication control or medical/surgical supply control. We believe superior solutions include proactively anticipating and meeting customer needs, listening carefully to our customers’ prospective issues and meeting and exceeding our customers’ installation and maintenance support needs.

Our goal of providing the best customer experience in healthcare has required us to take special steps in the development of our business and our long term approach to our market, such as:

•       Innovating products to address patient safety and cost-containment pressures facing healthcare facilities;

•       Incorporating a broad range of clinical input into our product feature development to accommodate the needs of multi-hospital entities and Integrated Delivery Networks, or IDNs;

•       Developing new solutions to enhance our customers’ existing systems and protect our customers’ investment by preserving, leveraging and upgrading their existing information systems, as well as striving to provide a seamless integration of our products to the other healthcare information systems our customers use; and

•       Providing a full service, positive experience for our hospital customers in the timing and implementation of our product installation.

To assure we meet our customers’ solution needs we also implemented several strategic operational changes in 2006 to improve our competitiveness:

•       We increased our backlog of uninstalled orders resulting from longer installation planning cycles demanded by new customers, larger customers, and multi-hospital customers;

•       We increased our staff during the year in management, research and development, manufacturing, installation and customer support. We believe that our increased employee base will allow us  to meet the needs of an expanding customer base for products, installation and customer support. We have also increased the staffing at our subsidiary in India to take advantage of talent available at this location and a lower cost structure;

•       We initiated a strategy to manufacture subassemblies at manufacturing supplier locations, providing the potential for increased manufacturing capacity, increased flexibility and reduced demands on working capital; and

•       We increased our inventory levels, primarily in finished goods awaiting installation, to assure product is available on the schedule demanded by the customer.

We developed and acquired technologies that establish long term solutions for our customers. In addition to our own developments, we made acquisitions which focus on products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, and the catheter lab.  We believe this broader portfolio of automation products makes our solutions more valuable to our customers because of the ease of installation, integration with other systems and the ability to have a single vendor providing maintenance support. Looking forward, we expect to offer an even a higher level of robust patient safety solutions for our customers, both through internal development and through acquisitions.

Industry Background

The acute care market in the United States, where most of our sales occur, is comprised of roughly 5,800 hospitals with a total capacity of approximately 965,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.

The market for our products is growing because the delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the institution. The manual and paper-based systems still in use today in many hospital departments result in highly complex and inefficient systems for tracking and delivering medications and supplies. Over the past two decades, healthcare facilities have made relatively small proportional investments in information technology. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes and address mandated patient safety initiatives. These factors have contributed to medical errors and unnecessary process costs across the sector.

Healthcare providers and facilities are also affected by significant economic pressures. Demand for healthcare services continues to increase, driving shortages in the U.S. labor market for healthcare professionals, particularly nurses and pharmacists. Rising costs of labor, prescription drugs and new technology all contribute to increased spending. These factors, combined with the continuing consolidation in the healthcare industry, have significantly increased the need to improve the efficiency of healthcare professionals and to control costs.

Key Industry Events and Reports

Reports by the Institute of Medicine, or IOM, Food and Drug Administration, or FDA, and the Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO,  have increased public and healthcare industry awareness of the dangers caused by medication errors. Regulatory standards, as well as the desire of healthcare organizations to provide premium quality service and avoid liability, have driven acute care facilities to prioritize investment in capital equipment to improve patient safety.  Such reports and regulatory standards include:

•       In November 1999, the IOM issued a report that highlighted the prevalence of medical errors based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993.

•       In March 2001, the IOM issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care.

•       In January 2003, the IOM released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management.

•       On February 25, 2004, the FDA published a rule that requires linear barcodes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA estimates that the barcode rule, once implemented, will result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the next 20 years, $93 billion in cost savings and other economic benefits.

•       In 2004, JCAHO set medication management standard 2.20 which requires “medications are properly and safely stored throughout the hospital.”   JCAHO audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

•       In June 2006, the IOM issued another report indicating that an estimated 1.5 million medication errors occur annually in the United States.

These reports, and the general awareness of patient safety in the medical field, have created a heighten desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care. Eight of the top twelve hospitals in the United States, as rated by US News and World Reports, are Omnicell customers. Top teaching hospitals are early adopters of our new technologies. And hospitals throughout the country are seeking to implement the most robust medication safety solutions available.

Our Products and Services

We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a facility’s operational efficiency. Our products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. Our medication-use product line includes medication dispensing systems for use in acute care nursing departments, central pharmacy automation, physician order management, and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data, enabling detailed quantification of charges for payor reimbursement, inventory management and timely reorder of supplies. These products range from high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheter lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system. We provide services including customer education and training to help customers to optimize their use of technology, and sponsorship of customer user groups.

Medication Use Products

Our medication-use product line includes OmniRx, PharmacyCentral, SafetyPak, SecureVault, OmniLinkRx and SafetyMed. To provide our customers with end-to-end medication control, our MedGuard product line encompasses all of our medication-use products with enhanced integration and control features. MedGuard solutions are scaleable and modular and incorporate barcode technology throughout. Each of the products in the MedGuard solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system which automates the management and dispensing of medications at the point of use
OmniLinkRx	Doctors, nurses and pharmacists	Prescription routing system that allows nurses and doctors to scan handwritten prescriptions orders to pharmacists for approval and filling
PharmacyCentral	Hospital central pharmacy	Automated pharmacy storage and retrieval system
SafetyPak	Hospital central pharmacy	Automated barcode medication packaging system
SecureVault	Hospital central pharmacy	Controlled substance barcode inventory management system
SafetyMed	Patient’s bedside	Mobile nursing workflow automation and barcode medication administration system
Anesthesia Workstation	Operating room	Mobile system for the management of anesthesia supplies and medications

OmniRx is the center of our medication control solutions. OmniRx is a dispensing system that automates the management and dispensing of medications at the point of use, featuring biometric identification, advanced single-dose dispensing, barcode confirmation and a wide range of drawer modules enabling various security levels. OmniRx is also integrated with an Internet browser for clinical reference information and patient medication profiling.

OmniLinkRx is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, OmniLinkRx offers a solution for the management of handwritten physician orders, simplifying the communication of orders from remote nursing stations to the pharmacy.

PharmacyCentral is an automated pharmacy storage and retrieval system that enables hospital pharmacies to manage medication inventory in a central pharmacy. PharmacyCentral is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. PharmacyCentral provides security controlled by a user name and password, provides security access to certain menu options and drug classes as defined by the administrator and incorporates a detailed history database of all transactions that enables pharmacy managers to capture data for reporting and data analysis. When PharmacyCentral is integrated with the healthcare facility’s drug wholesaler, automated dispensing cabinets and pharmacy information system, it creates an automated inventory system that provides data on medication usage and helps hospital pharmacies manage inventory levels and costs. Barcode administration through PharmacyCentral is designed to help ensure that medications are stocked correctly at their point of entry into the healthcare facility.

SafetyPak is an automated barcode medication packaging system. By labeling medications with barcodes, SafetyPak enables bedside medication administration solutions, such as SafetyMed, to perform barcode checking at the patient bedside. SafetyPak enables pharmacies to automate the replenishment of decentralized dispensing systems as well as the filling of individual patient medication bins to improve the workflow of the central pharmacy. Using SafetyPak in combination with PharmacyCentral provides a complete solution for placing barcodes on most medications dispensed from the pharmacy. SafetyPak systems are available in several models and can be configured to meet a wide range of drug formulary requirements and distribution models. SafetyPak can be implemented as a standalone automation solution or can be combined with PharmacyCentral.

SecureVault is a controlled substance barcode inventory management system. The SecureVault software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler and throughout internal distribution. SecureVault maintains a perpetual item inventory and complete audit using integrated barcode technology with both fixed and portable scanners. Barcoded forms and labels may also be generated directly from the SecureVault system.

SafetyMed is a mobile nursing workflow automation and barcode medication administration system. When integrated with our OmniRx medication dispensing systems and the OmniCenter server, SafetyMed verifies and documents patient identity, time of drug administration, the caregiver, the medication administered and the dosage, helping to reduce medication errors.

Anesthesia Workstation is a mobile system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician at the point of care and can be Web-enabled, providing access to a drug information database and other clinical tools to aid in decision-making and to help improve accuracy in medication delivery. The Anesthesia TT is a fixed-position tabletop unit designed as a medication-only system.

Medication and Surgical Supply Products

We provide end-to-end solutions designed to help optimize a healthcare facility’s supply chain. These solutions are designed for use in the materials management department, the nursing unit and specialty areas. They integrate with other systems and utilize barcode technology extensively. Our supply product line includes OmniSupplier, OptiFlex and OmniBuyer. Each of the supply-line products is summarized in the table below.

Product	Use in Hospital	Description
OmniSupplier	Any nursing area in a hospital department that administers supplies	Secure dispensing system which automates the management and dispensing of medical and surgical supplies at the point of use. Includes specialty modules for the catheter lab and the operating room
OptiFlex	Any nursing area in a hospital department that administers supplies

System for the management of medical-surgical supplies that provides the flexibility of utilizing barcode control in an open shelf environment. Includes specialty modules for the catheter lab and the operating room

OmniBuyer	Any hospital employee initiating a purchase	Web-based subscription service that provides workflow automation of purchase requisitions

OmniSupplier is a cabinet-based automated system for dispensing supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used in a catheter lab, as well as for use in surgery, as described below:

•       Cath Module allows hospitals to secure, dispense and electronically track accurate catheter usage;

•       Implant Tracking Module records lot and serial number information at the OmniSupplier to enable compliance with FDA requirements regarding all surgical implants in the event of a recall; and

•       Suture Module is designed to be integrated into the OmniSupplier cabinet to secure, dispense and automatically track suture usage.

OptiFlex is a system for the management of medical-surgical supplies in the nursing unit and specialty areas that provides the flexibility of utilizing barcode control in an open shelf environment, or combining open barcode and cabinet-based inventory management in one solution.

•       OptiFlex MS provides control over general medical and surgical supplies;

•       OptiFlex SS provides point of use data collection for the operating room. OptiFlex SS includes a system of preference cards that allows individual surgeon’s operating room preferences to be catalogued and utilized in automating the preparation of individual surgery kits, including both consumable and non-consumable supplies. The system tracks supplies and procedures by operating physician and patient during surgical procedures via a time-saving touch screen interface; and

•       OptiFlex CL is a system that provides real-time point of use data collection for the catheter lab. OptiFlex CL tracks supplies and procedures by physician for cost management and automated charge capture, allowing users to track physician names and all actions on a case. OptiFlex CL software can track multiple supply locations in a single lab department.

OmniBuyer is a password-protected Web-based procurement application that provides automation and integration to a customer’s existing requisition and approval processes. This system incorporates buyer-specific business rules such as spending limits, negotiated pricing, approval routing, line item approval and customized access profiles.

Other Products and Services

Combination Medication-Use and Supply Product.   Our combination medication-use product and supply product line allows operating departments to store, track and dispense medications and supplies in a single system.

Services.   We provide services that include customer education and training, maintenance and support services provided on a time-and-material basis. We provide service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service operations team.

OmniGate and other Interface Software.   Our interface software, which includes the OmniGate interface engine, provides interface and integration between our medication-use products or our supply products and a healthcare facility’s in-house information management systems. Interface software provides seamless integration and communication of patient data, logistical data, inventory information, charge capture and billing information and other healthcare database information.

ProServ 1.   Our professional services help healthcare facilities realize the full benefit of our automation solutions. We have created an organization to help customers optimize their use of technology by addressing a customer’s cost, productivity and patient safety needs in the medication-use and supply chain processes.

Sales and Distribution

We market and sell our products and services to a variety of healthcare organizations including hospitals and specialty care facilities. Our combined direct, corporate and inside sales teams consists of approximately 85 staff members. Our direct sales team has pharmacy management or hospital supply management experience and is organized by geographic regions. Individual sales representatives focus on either medication control, or medical and surgical supply product lines. Our corporate sales team focuses on large IDNs, international sales to distributors and general sales management.  Our inside sales team focuses on inbound and outbound telemarketing to our installed base and focus on maintaining excellent customer relations. We sell through distributors in Europe, the Middle East, Asia and Australia.

The sales cycle for our automation systems is long and can take in excess of twelve months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. We have contracts with several group purchasing organizations, or GPOs, that enable us to sell our automation systems to GPO-member healthcare facilities. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc.

To assist hospitals in the acquisition of our systems, we offer multi-year, non-cancelable lease payment terms that reduce our customer’s cash flow requirements. Typically, we sell the majority of our multi-year lease payment term receivables to third-party leasing finance companies, but we also maintain a certain proportion of our leases in-house.

Our field service operations representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and during installation of our automation systems. This group assists the customer with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, on-site support is provided by our field service operations team and technical support group.

We offer technical support through our technical support center in Illinois, with some flow-through and specific product support provided by our subsidiary in India. The support center is staffed 24 hours a day, 365 days a year. We have found that approximately two-thirds of our customers’ service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features,  our vSuite service programs, which proactively monitor system status and alert service personnel to potential problems before they lead to system failure.

Manufacturing and Inventory

Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our manufacturing process consists primarily of the final assembly of components and of sub-systems which are assembled by third-party manufacturers. In 2006, in an effort to meet the growing demands placed on our manufacturing process to provide greater product volume, we initiated a change in our manufacturing process, securing additional third-party manufacturers to build subassemblies used in our hardware products. We and our partners test subassemblies and provide a comprehensive inspection to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications and timing requirements.

Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property. We have entered into a long-term contract with one of our suppliers. This arrangement does not commit us to purchase any particular amount and we may terminate our agreement without cause at any time with between four and six month’s notice, depending upon the circumstances of the termination.

Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Our backlog of orders grew during 2005 and 2006 as we aligned our installation strategies with customer needs for more carefully planned installations. Our increasing business with new accounts and competitive swap-outs generally requires longer planning cycles than do sales of additional equipment to existing customers. Installation typically occurs between two weeks and nine months after the initial order is received, depending upon the customer’s particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, reduce inventory scrap and reduce shipping costs.

Competition

Our industry is highly competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do.

Our primary competitor, Pyxis Corporation, a division of Cardinal Health Inc., has a significantly larger installed base of customers than we do. In addition, Pyxis recently announced the acquisition of Care Fusion, Incorporated, which has the potential to expand the Pyxis product line to include bedside medication control software. Other competitors include McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), the Baxter Medication Delivery business of Baxter International Inc., Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare) and Siemens Medical Solutions (a division of Siemens AG). We believe our products and services compare favorably with the offerings of our competitors, particularly with respect to system performance, system reliability, installation, applications training, service response time and service repair quality.

Intellectual Property and Proprietary Technology

We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.

We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our “See & Touch” methodology used in our medication dispensing and supply automation systems, the use of guiding lights in the open matrix pharmacy drawers, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism and the methods for restocking the single-dose drawers using exchange liners. We acquired various patents from NextRx Corporation which relate to medication dispensing carts, including a scanner for recording removed items and mechanisms to facilitate dispensing, and to an automated system for removing items stored in bins and loading them into individually addressable storage locations for individual dispensing.

All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of OmniRx, OmniSupplier, OptiFlex, SecureVault, OmniLinkRx, Omnicell PharmacyCentral, SafetyPak, MedGuard, OmniBuyer, OmniSupplier, OmniGate,  ProServ 1, Omnicell, the Omnicell logo, OmniCenter, DecisionCenter, MedCache, ScanReq, BCX Technology, Anesthesia TT  and Sure-Med trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

We utilize industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. During 2006, we increased our research and development staffing from 94 to 103. A substantial portion of our research and development staff are located in India, which provides a cost benefit that allows us to sustain a higher level of research and development resources to address customer needs. New product development projects are prioritized based on customer input. During 2006 we released new versions of our medication control system software, OmniCenter 11.0, and of our OptiFlex software, OptiFlex 8.0.

Employees

As of December 31, 2006, we had a total of 626 employees, including 56 in manufacturing, 103 in research and development, 123 in sales, of which 85 comprise our combined direct, corporate and inside sales teams and 38 comprise our ProServ 1 staff and a portion of field operations staff who perform pre-sales activity, 238 in customer service/field operations, 36 in marketing and 70 in general and administration positions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

Business Under Government Contracts

Our  U.S. government customers sign five-year non-cancelable leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see Item 1A, “Risk Factors.”

Financing Practices Relating to Working Capital

We assist healthcare facilities in financing their cash flow outlay requirements on the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1 of “Notes to the Consolidated Financial Statements included in this Report.”

Product Backlog

Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and which we believe we will install and bill within one year and gain customer acceptance. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions. As of December 31, 2006 and 2005, our backlog was $114.0 million and $69.6 million, respectively.

Additional Information

Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, (2) are available at the SEC’s internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information on our website is not incorporated by reference nor otherwise included in this report. Our principal executive offices are located at 1201 Charleston Road, Mountain View, California 94043 and our telephone number is (650) 251-6100.

Executive Officers

The following table sets forth certain information as of March 19, 2007 about our executive officers:

Name	Age	Position
Randall A. Lipps	49	President, Chief Executive Officer, and Chairman of the Board of Directors
Robin G. Seim	47	Vice President and Chief Financial Officer
J. Christopher Drew	41	Senior Vice President, Operations
John G. Choma	52	Vice President, Organizational Development, Learning and Performance
Dan S. Johnston	43	Vice President and General Counsel
Renee M. Luhr	46	Vice President of Sales
Brian Rodli	45	Chief Strategy Officer and Interim Vice President of Marketing

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.

Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. From March 2005 to December 2005, Mr. Seim served as Chief Financial Officer of Mirra, Inc., a developer of digital content protection products. From July 2001 to December 2004, Mr. Seim served as Chief Financial Officer of Candera, Inc., a maker of network-based storage controllers. From September 1999 to April 2001, Mr. Seim served as Chief Financial Officer of Villa Montage Systems, Inc., a provider of residential broadband access management systems. Mr. Seim received a B.S. in accounting from California State University, Sacramento.

J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. From April 1994 to January 2005, Mr. Drew served in various management positions with us, including Vice President of Branded Solutions and Director of Corporate Development. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.

John G. Choma joined Omnicell in January 2004 as Vice President of Performance Management and was named Vice President, Organizational Development, Employee Learning and Performance in January 2005. From May 2003 to July 2004, Mr. Choma owned and operated World Champion Performance, a consulting firm. From June 2001 to May 2003, Mr. Choma served as Manager of Sales

Training with Openwave Systems, Inc., a provider of open software products and services and from August 2000 to June 2001 as Manager of Sales Training and Development with Broadband Office, Inc., a broadband telecommunications company. Mr. Choma received a B.S. in education from the University of Virginia and earned a Certified Performance Technologist designation from the International Society for Performance Improvement.

Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnson was an attorney with the law firm Cooley Godward Kronish LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.

Renee M. Luhr joined Omnicell in February 1999 as Vice President of Marketing and Midwest Operations and was named Vice President, Sales in March 2005. Ms. Luhr has also served as Omnicell’s Director of National Accounts and as Vice President of Corporate and Clinical Sales. Ms. Luhr received a B.A. in economics from Northwestern University.

Brian R. Rodli joined Omnicell in January 2006 as Chief Strategy Officer and was appointed Interim Vice President of Marketing in April 2006. From April 2001 to January 2005 Mr. Rodli was the Managing Director of Growth Initiatives, a consulting company, and from June 2000 to March 2001 served as Chief Financial Officer of Surveyor Corporation, a developer of foundation technologies for visual connectivity. From January 1998 to May 2000, Mr. Rodli served as Director, Corporate Development at Transamerica Corporation, a financial services company. Mr. Rodli received an A.B. degree in economics from Harvard University and an M.B.A. from the Stanford Graduate School of Business.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), the Baxter Medication Delivery business of Baxter International Inc., Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare) and; Siemens Medical Solutions (a division of Siemens AG).

The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to, the following:

•       our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services;

•       certain competitors have greater brand name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services than we do, and such advantages could be used to increase their market share;

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

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Many healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often characterized by limited resources and conflicting spending priorities among different departments. Any decrease in expenditures by these healthcare facilities, particularly our significant customers, could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues. We may not continue to be successful in marketing our medication and supply dispensing systems, and the level of market acceptance of our systems may not continue to be sufficient to generate operating income.

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

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems has increased for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers also causes a delay in the recognition of revenue for that system. Further, the larger, more complex transactions often require us to include negotiated contractual terms that have the effect of delaying revenue recognition under the accounting rules that apply to us.

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.

Our Revenue grew by 27.3% in fiscal 2006 compared to fiscal 2005. Our ability to continue to grow future revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

Our revenue growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers needs and provide a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis.  Our revenue growth rate may slow in the future if our revenues increase to higher levels.

Our expense control is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and world-wide labor markets, and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.

Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we cannot assure you that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.

In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Share-based compensation expense recorded under Statement of Financial Accounting Standard No. 123 (R) (revised 2004) “Share-Based Payment,” or SFAS No. 123 (R), could make it more difficult and less favorable for us to grant stock options to employees in the future. If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.

As a part of our business strategy, during the past few years we acquired an automated pharmacy storage and retrieval system, a bedside dispensing platform, and an open supply management system. We may seek to acquire other businesses, technologies or products in the future. While we expect to analyze carefully all potential transactions before committing to them, we cannot assure you that any transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services could be adversely affected.

Many healthcare providers have consolidated to create larger healthcare delivery organizations with greater market power. If this consolidation continues, it could reduce the number of our target customers. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.

We have agreements with various group purchasing organizations, such as AmeriNet, Inc., Consorta, Inc., Cleveland Health Network, HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, Premier, Inc., Seagate and Yankee Alliance, which enable us to more readily sell our products and services to customers represented by these organizations. Our relationships with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

Due to all of these factors, our quarterly revenues and operating results are difficult to predict and fluctuate, which in turn may cause the market price of our stock to decline.

We have a history of operating losses and we cannot assure you that we will maintain profitability.

While we had net income of $10.4 million for the year ended December 31, 2006, we had a net loss of $2.1 million for the year ended December 31, 2005. We can not assure you that we will be profitable in the future, either on a quarterly or annual basis.

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.

During the year ended December 31, 2006, our common stock traded between $10.31 and $20.57 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•       our operating results;

•       developments in our relationships with corporate customers;

•       changes in the ratings of our common stock by securities analysts;

•       announcements by us or our competitors of technological innovations or new products; or

•       general economic and market conditions.

Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for technology companies. These broad market fluctuations may cause the market price of our common stock to decline irrespective of our performance. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

We have outstanding options that have the potential to dilute shareholder value and cause our stock price to decline

We frequently grant stock options to our employees. At December 31, 2006, we had options outstanding to purchase 5,237,321 shares of our common stock at exercise prices ranging from $1.80 to $20.00 per share. If some or all of such shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we recognized expense for stock based compensation related to employee stock options and employee stock purchases. There is no assurance that the expense we are required to recognize measures the accurate value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline

On January 1, 2006, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.

As a result of the adoption of SFAS No. 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS No. 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, in the fiscal year ended December 31, 2006, we determined that controls pertaining to the timely review of reconciliations and account balances impacting lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation were also not effective. The largest error was a misstatement of interest income associated with leases, resulting in a revision of quarterly financial data in 2006. As a result, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial reports which could cause our stock price to decline.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.

U.S. government customers sign five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write down of our unsold receivables to U.S. government customers. As of December 31, 2006, the balance of our unsold leases to U.S. government customers was $12.9 million.

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. In 2006, we secured a single source third-party manufacturing partner to build several of our sub-assemblies. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a single source partner to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In addition, this impact could damage customer relationships and any failure of a contractor to perform adequately could harm our business.

If we fail to manage our inventory properly, our revenue, gross margin and profitability could suffer.

Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining large amounts of inventory. Other factors, including changes in market demand, customer requirements and technology, may cause inventory to become obsolete. Any excess or obsolete inventory could result in inventory write-downs, which in turn could harm our business and results of operations.

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

Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. We can not assure you that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we can not assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.

We market software products. These software products include OmniLinkRx, SecureVault, OmniRx, OptiFlex, SafetyMed, OmniBuyer and OmniGate. Although we perform extensive testing prior to releasing software products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

Our products provide medication management and supply chain solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Also, in the event that any of our products are defective, we may be required to recall or redesign those products. Litigation with respect to liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of product liability claims. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.

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

We occasionally introduce new products. Our ongoing business goals are dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

Deployment of these new products often requires interoperability with other Omnicell products as well as with healthcare facilities’ existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

We are dependent on technologies provided by third-party vendors.

Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products we will either have to devote resources to independently develop, maintain and support the technologies ourselves or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products and in turn our business and prospects.

Our international operations may subject us to additional risks that can adversely affect our operating results.

We currently have operations outside of the United States, consisting primarily of software development and customer support through our India subsidiary. Our international operations subject us to a variety of risks, including:

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

Our success depends, in part, on our ability to anticipate and address these risks. We cannot assure you that these or other factors will not adversely affect our business or operating results.

Government regulation of the healthcare industry could reduce demand for our products.

While the manufacture and sale of our current products are not currently regulated by the United States Food and Drug Administration, or FDA, these products, or our future products, if any, may be regulated in the future. A requirement for FDA approval could reduce the demand for our products. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

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

In February 2003, our Board of Directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a change in control of our company that is beneficial to our stockholders. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, a change in control of our company that our stockholders may consider in their best interests may not occur.

Our headquarters and principal facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our headquarters and principal facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events, including the effects of war or acts of terrorism. If any disaster were to occur, our ability to operate our business at our facilities could be seriously or completely impaired or destroyed. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our principal facility and headquarters is located in a leased facility in Mountain View, California, and we believe that this facility is sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in Illinois. We also lease sales, research and development and product development space in Texas, Tennessee and India, and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Marketing, development, technical support and training facility
Lebanon, Tennessee	Sales and product development
Houston, Texas	Research and development and sales and marketing
Bangalore, India	Research and development

For additional information regarding our obligations under operating leases, see Note 12, “Notes to the Consolidated Financial Statements” included in this Report.

ITEM 3.                LEGAL PROCEEDINGS

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of an Omnicell product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of an Omnicell product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “OMCL.” The following table sets forth for the periods indicated the high and low sales prices per share of our common stock.

Fiscal Year Ended December 31, 2006	High	Low
Fourth Quarter	$20.57	$16.50
Third Quarter	$19.32	$12.94
Second Quarter	$14.90	$10.31
First Quarter	$12.80	$10.48

Fiscal Year Ended December 31, 2005	High	Low
Fourth Quarter	$12.29	$9.09
Third Quarter	$10.56	$8.00
Second Quarter	$8.80	$6.13
First Quarter	$10.77	$6.50

As of March 9, 2007, we had approximately 28,998,233 shares of common stock outstanding held by approximately 218 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required for this item is contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Performance Graph

The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to two indices: the Nasdaq Stock Market Index and the Standard & Poor’s (S&P) 1500 Composite Health Care Sector Index (as calculated using a market cap weighting methodology). The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The Nasdaq Stock Market Index tracks the aggregate price performance of equity securities traded on the Nasdaq Stock Market. The S&P 1500 Composite Health Care Sector Index tracks the aggregate price performance of equity securities of traded on the Nasdaq Stock Market. Omnicell’s common stock is traded on the Nasdaq Stock Market and is a component of both he Nasdaq Stock Market Index, and the Nasdaq Healthcare Sector Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Omnicell, Inc., The Nasdaq Stock Market Index
and the S & P Composite 1500 Health Care Sector Index(1)

(1)          $100 invested on 12/31/01 in the NASDAQ Stock Market, S&P Composite 1500 Health Care Sector Index and in Omnicell, Inc. including reinvestment of dividends.

ITEM 6.                SELECTED FINANCIAL DATA

OMNICELL, INC.
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Total revenues	$154,710	$121,518	$123,939	$102,127	$87,690
Income (loss) from operations	$9,256	$(2,705)	$10,547	$6,984	$(5,903)
Net income (loss)(1)	$10,365	$(2,074)	$10,602	$7,307	$(5,038)
Net income (loss) per share:
Basic	$0.38	$(0.08)	$0.43	$0.32	$(0.23)
Diluted	$0.36	$(0.08)	$0.38	$0.29	$(0.23)
Shares used in per shares calculations:
Basic	27,345	25,906	24,849	22,746	21,725
Diluted	28,902	25,906	27,720	25,321	21,725

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Total assets	$154,630	$100,428	$99,491	$84,467	$70,925
Long-term obligations, net of current portion	$11,078	$11,409	$3,741	$5,568	$4,446
Total stockholders’ equity	$89,996	$55,238	$53,697	$34,758	$16,306

The amounts shown include the results of the BCX Technology, Inc. acquisition from August 16, 2003, and the results of the APRS, Inc. acquisition from August 30, 2002.

(1)          Net income (loss) from operations includes the following items:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Share-based compensation expense	$8,129	$—	$70	$242	$505

You should read the selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002, and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

OMNICELL, INC.

SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2006(2)	2006(2)	2006(2)	2006
	(In thousands, except per share data)
	(Unaudited)
2006
Total revenues	$34,137	$36,256	$41,231	$43,086
Gross profit	$18,653	$20,215	$22,531	$24,122
Income from operations	$733	$1,860	$2,917	$3,746
Net income	$1,016	$2,133	$3,116	$4,100
Net income per share:
Basic(1)	$0.04	$0.08	$0.11	$0.15
Diluted(1)	$0.04	$0.07	$0.11	$0.14

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
	(Unaudited)
2005
Total revenues	$28,751	$28,598	$30,688	$33,481
Gross profit	$14,381	$16,260	$17,890	$18,479
Income (loss) from operations	$(5,876)	$(35)	$1,301	$1,905
Net income (loss)	$(5,792)	$66	$1,415	$2,237
Net income (loss) per share:
Basic(1)	($0.23)	$0.00	$0.05	$0.09
Diluted(1)	($0.23)	$0.00	$0.05	$0.08

(1)          Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option exercise prices.

(2)          We adjusted amounts previously reported for total revenues, gross profit, income from operations, net income, net income per share-basic and net income per share-diluted for the quarters ended March 31, June 30, and September 30, 2006. The adjustment resulted from recognition of interest income associated with our net investment in sales-type leases. This adjustment increased our total revenues, gross profits, income from operations and net income by $0.2 million, $0.3 million and $0.3 million in the quarters ended March 31, June 30, and September 30, 2006, respectively. The adjustment increased net income per share-basic and net income per share-diluted by $0.01 in each of the quarters ended March 31, June 30, and September 30, 2006.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency.

We sell our medication dispensing and supply automation systems primarily in the United States. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. In 2006, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. In November 2006, we began manufacturing sub-assemblies at a single-source manufacturing supplier to provide increased manufacturing capacity. We also increased our inventory levels, allowing for greater levels of installations. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S employees involved in sales, customer support and installation work remotely.

In general, we recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place six to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services. We generate substantially all of our revenues in the United States.

Our business grew substantially, from $121.5 million of revenue in 2005 to $154.7 million of revenue in 2006. We believe that three factors were primarily responsible for this growth:

•       We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•       We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists; and

•       The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

In addition to our revenue growth during 2006, our product backlog consisting of orders accepted but not yet installed, grew from $69.6 million at December 31, 2005 to $114.0 million at December 31, 2006, as customer orders for our products grew at a rate faster than we were able install. Our customers require well-planned installations that provide them with a minimal amount of disruption. Installations, which coincide with full delivery of our obligations to our customers and therefore represent our point of revenue recognition, can take place anywhere from one week to 12 months after an order is received for our products. Given our customers’ often lengthy installation schedules, we believe our current backlog level is appropriate for our industry and that the increase in backlog is an indicator of the success of our products in the marketplace and the increased attention we have given to carefully planning installations at large institutions and at new customer sites.

We believe that our overall business strategies are a key component to our success in achieving market acceptance of our products and services. These key strategies include:

•       Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry by:

•        Proactively anticipating and meeting customer needs;

•        Listening carefully to our customers prospective issues; and

•        Meeting and exceed our customers’ installation and support needs; and

•       Sustaining technological leadership in the development of our products by:

•        Consistently innovating in our product and service offerings; and

•        Maintaining our flexibility in customer product design and in the installation process.

In order to implement these strategies during 2006, we:

•       Increased our staff during the year to meet customer demands for products, installation and customer support;

•       Initiated a strategy to manufacture sub-assemblies at manufacturing supplier locations, providing us the potential for increased manufacturing capacity, increased flexibility and reduced demands on working capital;

•       Increased our inventory levels, primarily in finished goods awaiting installation;

•       Increased the staffing at our subsidiary in India to take advantage of the large local talent pool and to improve our cost structure and to provide more resources to our customers;

•       Recruited technology and healthcare industry veterans to lead several significant functional areas of our business, including research and development, manufacturing, marketing and strategy and general and administrative functions; and

•       Placing increased emphasis on the integration of prior acquisitions to provide customers with higher level of technology integration in our product offerings.

In 2006, we generated positive cash flow from operations because our expenses grew at a slower pace than the overall growth in our revenues and working capital from operations. Additionally, no substantial investments in plant and equipment were needed. As a result, we recorded cash flow from operations of $19.5 million for the year ended December 31, 2006 and had a cash and cash equivalents balance as of December 31, 2006 of $60.9 million. In 2005, net cash used in operations was $1.9 million and we had a cash and cash equivalent balance as of December 31, 2005 of $29.5 million.

Our ability to grow revenue and produce positive cash flow is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

The growth we have experienced has also required a substantial growth in our headcount. During 2006, we were successful in recruiting and integrating new staff members at all of our sites and in our field-based organizations. Our full-time employee headcount grew 21.8% to 626 at December 31, 2006 from 514 at December 31, 2005.

In 2006, we adopted Statement of Financial Accounting Standard No. 123(R) (revised 2004) “Share-Based Payment” or SFAS No. 123(R), to record share-based awards compensation costs. Total share-based compensation expense for the year ended December 31, 2006 was $8.1 million. The impact on net income per share for the year ended December 31, 2006 was $0.30 per share-basic and $0.28 per share-diluted. We anticipate that the growth rate of our cost of product revenue and expenses from share-based compensation, may, at times, exceed the future growth rate of our revenues. We have initiated long-term compensation vehicles other than employee stock options to help reduce the future cost of share-based compensation programs such as a management-by-objective program.

Our gross margin improved 27.6% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 due to increased operational leverage and improved operating efficiencies obtained by expanding our installation process in a measured fashion. However, we believe that our gross margin could decline in 2007 as compared to 2006 as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross margin may be wholly or partially offset by revenue growth in 2007 as compared to 2006, and by component and sub-assembly cost reductions.

In 2006, in an effort to provide greater product volume, we initiated a change in our manufacturing process by securing a single-source third-party manufacturing supplier to build sub-assemblies used in our hardware products. For 2007, we expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we currently build at our manufacturing facility in California and we expect our inventory level to decrease as a result. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Profitability of our business grew steadily during 2006 because of efficiencies gained in our cost structure by adding headcount at a slower pace than the growth of revenue. We have invested in customer-facing portions of our business, in research and development and in infrastructure, but at a slower pace than demand for our products has grown. We anticipate that we will continue to invest in our business to support future growth generated by increased market demand.

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our performance based on company-wide, consolidated results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.   Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, and all related interpretations. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by us under separate support services terms. We recognize revenue for support services ratably over the related support services contract period.

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:

•       Persuasive evidence of an arrangement.   We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.

•       Product delivery.   Software and hardware delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what the customer ordered. Product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter in instances of a customer self-installed installation.

•       Fee is fixed or determinable.   We assess whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services.

•       Collection is probable.   We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our historical experience has been that collection from our customers is generally probable.

We recognize sales on shipment to distributors since we do not allow for rights of return. In general, for sales not requiring our installation or modification, we recognize sales on shipment of products to our customers. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenues amounts paid to us for a new sale that relate to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with SFAS No. 13, “Accounting for Leases.” We recognize revenues on sales-type leases at completion of our installation obligation, if any, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income in sales-type leases is recognized in product revenue using the interest method.

Provision for reserves.   We continually monitor and evaluate the collectability of our trade receivables and our net investment in sales-type leases based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience.

Valuation and impairment of goodwill, purchased intangible assets and other long lived assets.   Our accounting of goodwill and intangible assets complies with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Significant management judgment is required in determining the expected useful lives of the assets.

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We review long-lived assets and certain goodwill and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in :

•       identifying a triggering event that arises from a change in circumstances;

•       forecasting future operating results; and

•       estimating the proceeds from the disposition of long-lived or intangible assets.

In future periods, material impairment charges could be necessary should different conditions prevail or different judgments be made.

Inventory.   Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write-down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Valuation of share-based awards.   In 2006 we adopted SFAS No. 123(R), and selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs. We estimate the fair value of our employee stock awards at the date of grant using of certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards, which is based on our historical experience of employee stock option exercises including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period.

Accounting for taxes on income.   We provide for the effect of income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns.

We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and developments in current and future tax audits could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred taxes take into account predictions of the amount and category of future taxable income from potential sources including tax planning strategies that would, if necessary, be implemented to prevent an unused loss carry forward or unused tax credit carry forward from expiring. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our results of operations and financial position.

Newly Issued Accounting Standards Not Yet Adopted

In February 2007 the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No.159, which includes an amendment of FASB Statement No 115, “Accounting for Certain Investments in Debt and Equity Securities” SFAS No.159 expands the scope of what companies may carry at fair value and permits entities to choose, at specified election dates, to measure financial assets and financial liabilities at their fair value with related unrealized gains or losses recorded in earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007; however in certain circumstances, earlier adoption is permitted. We are currently evaluating the impact of SFAS No.159 on our consolidated statements of financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157  “Fair Value Measurements,” or SFAS No.157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No.157 on our consolidated statements of financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, or

SAB No.108, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB No.108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB No.108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB No. 108 in 2006, and its adoption had no material impact to our consolidated statements of financial position, results of operations, or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for years beginning after December 15, 2006. The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.

In June 2006, FASB issued Emerging Issues Task Force, or EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”, or EITF No. 06-2, which requires  measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006. We adopted EITF No. 06-2 on January 1, 2007 and expect such adoption to increase our cost of revenues and operating expenses.

Results of Operations

	For the Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	2004	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$123,196	79.6%	$95,292	78.4%	$100,856	81.4%
Service and other revenues	31,514	20.4%	26,226	21.6%	23,083	18.6%
Total revenues	154,710	100.0%	121,518	100.0%	123,939	100.0%
Cost of revenues:
Cost of product revenues	56,338	36.4%	44,714	36.8%	43,032	34.7%
Cost of service and other revenues	12,851	8.3%	9,794	8.1%	9,001	7.3%
Total cost of revenues	69,189	44.7%	54,508	44.9%	52,033	42.0%
Gross profit	85,521	55.3%	67,010	55.1%	71,906	58.0%
Operating expenses:
Research and development	11,222	7.3%	9,611	7.9%	9,105	7.3%
Selling, general and administrative	65,043	42.0%	59,698	49.1%	52,083	42.0%
Restructuring, facility, severance charges and disposition of assets	___	___	406	0.3%	171	0.2%
Total operating expenses	76,265	49.3%	69,715	57.3%	61,359	49.5%
Income (loss) from operations	9,256	6.0%	(2,705)	(2.2)%	10,547	8.5%
Non-operating income (loss), net	1,913	1.2%	651	0.5%	379	0.3%
Income (loss) before taxes	11,169	7.2%	(2,054)	(1.7)%	10,926	8.8%
Provision for income taxes	804	0.5%	20	___	324	0.2%
Net income (loss)	$10,365	6.7%	$(2,074)	(1.7)%	$10,602	8.6%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2006, 2005, and 2004 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Product revenues	$123,196	$95,292	$100,856	29.3%	-5.5%
Cost of product revenues	56,338	44,714	43,032	26.0%	3.9%
Gross profit	$66,858	$50,578	$57,824	32.2%	-12.5%

2006 compared to 2005

Product revenues increased $27.9 million, or 29.3% in 2006 as compared to 2005. The increase in product revenue was primarily due to increased installations due to increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships. New product features, the overall hospital medication safety regulatory environment, and an increased interest in automation products in hospitals contributed to these increases.

Cost of product revenues increased by $11.6 million, or 26.0% in 2006 as compared to 2005. The increase was primarily due to a $5.4 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix,  a $4.0 million increase in labor costs, including a $1.0 million share-compensation charge associated with SFAS No. 123(R), a $1.9 million increase in support expenses and a $2.7 million increase in the product cost of revenues associated with the current year shift of service staff costs previously associated with general and administrative expenses. These increases were partially offset by a $2.3 million decrease in standard costs in 2006, and by a $1.1 million cost of excess and obsolete inventory which occurred in 2005.

Gross profit on product revenue increased by $16.3 million, or 32.2% in 2006 as compared to 2005, primarily as a result of higher product revenues and improving margins due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.

2005 compared to 2004

Product revenues decreased by $5.6 million, or 5.5% in 2005 as compared to 2004. The decrease in product revenues was due to decreased product installations due primarily to the realignment of our direct sales force dividing them into a product focused sales organization to bring more focus to our supply products offerings. This transition led to delays in customers placing orders and contributed to lower product installation revenues. In addition, we changed our business model to slow the pace of installations to improve the customer experience in working with us. This change lead to a significant growth in product order backlog as customer demand rebounded during the remainder of 2005.

Cost of product revenues increased by $1.7 million, or 3.9% in 2005 as compared to 2004. Cost of product revenues increased due to a higher mix of original equipment manufacturer product whose costs are relatively higher as a percent of revenue than product we manufacture ourselves, and a $1.1 million charge in 2005 associated with the write-off of end of product life for our SureMed products. This increase was partially offset by lower costs associated with our outsourcing strategy.

Gross profit declined $7.2 million, or 12.5% in 2005 as compared to 2004 primarily due to a $1.1 million write-off of end of product life for our SureMed products and a revenue decline associated with the realignment of our sales force.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2006, 2005, and 2004 and the percentage change between those years:

	For the Years Ended December 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Service and other revenues	$31,514	$26,226	$23,083	20.2%	13.6%
Cost of service and other revenues	12,851	9,794	9,001	31.2%	8.8%
Gross profit	$18,663	$16,432	$14,082	13.6%	16.7%

2006 compared to 2005

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $5.3 million, or 20.2% in 2006 as compared to 2005. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in number of support service contracts.

Cost of service and other revenues increased by $3.1 million, or 31.2% in 2006 as compared to 2005. The increase was primarily due to $1.0 million increase in salary and benefits costs in support of the expanded service base, including a $0.2 million stock compensation charge associated with SFAS No. 123(R) and a $2.1 million shift of service staff expenses previously associated with general and administrative expenses in 2006 compared to 2005.

Gross profit on service and other revenues increased by $2.2 million, or 13.6% in 2006 as compared to 2005. The increase in gross profit margin on service and other revenues was due primarily to year-over-year expansion in our installed base and a resulting increase in the number of support service contracts.

2005 compared to 2004

Service and other revenues increased by $3.1 million, or 13.6%, in 2005 as compared to 2004. The increase in service and other revenues was primarily due to the increase in our installed base of automation systems combined with an increase in the number of multi-year payment term sales with service contracts.

Cost of service and other revenues increased by $0.8 million, or 8.8%, in 2005 as compared to 2004. The increase in cost of service and other revenues was due to costs associated with the growth of certain of our emerging product lines for installation and support services and for increased material costs used in supporting the installed base.

Gross profit on service and other revenues was $16.4 million, or 62.7% of service and other revenues in 2005, compared to $14.1 million, or 61.0% of service and other revenues in 2004. The increase in gross profit margin on service and other revenues  reflects a reduction in cost from the transition from an outsourced service model to an internal service organization which was completed in 2004.

Operating Expenses

	For the years ended December 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(in thousands)
Research and development	$11,222	$9,611	$9,105	16.8%	5.6%
Selling, general and administrative	65,043	59,698	52,083	9.0%	14.6%
Restructuring, facility and severance charges	___	406	171	(100.0)%	137.4%
Total operating expenses	$76,265	$69,715	$61,359	9.4%	13.6%

2006 compared to 2005

Research and Development.   Research and development expenses increased by $1.6 million, or 16.8% in 2006 as compared to 2005. Research and development expenses represented 7.3% and 7.9% of total revenues in 2006 and 2005, respectively.

The increase in research and development expenses was due primarily to a $2.1 million increase in salary and benefits, other labor and recruiting costs, a $0.7 million increase in expenses related to share-based compensation charges associated with SFAS No. 123(R) and a $0.9 million increase in support costs related to increased headcount and higher research and development activity. These increases were partially offset by a $1.4 million decrease in outside services associated with software development and acquired technology costs in 2005. We expect research and development expenses to grow in absolute dollars due to planned additional spending to improve and enhance our existing technologies and in creation of new technologies in health care automation.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $5.3 million, or 9.0% in 2006 as compared to 2005. Selling, general and administrative expenses represented 42.0% and 49.1% of total revenues in 2006 and 2005, respectively.

In 2006, the increase in selling, general and administrative expenses was primarily due to a $9.0 million increase in salary and benefits costs, including a $6.3 million increase in share-based compensation charges associated with SFAS No. 123(R), a $1.6 million increase in GPO expenses associated with the higher sales volume, a $0.3 million increase in advertising expenses and a $0.9 million increase in travel expenses associated with increased support of the higher level of sales revenue. These increases were partially offset by a $2.1 decrease in costs associated with the expenses from prior year restructuring and by $4.4 million due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support the installation of customer orders.

Restructuring and Facility Charges.   We did not incur any restructuring and facility charges in 2006. Restructuring and facility charges were $0.4 million in 2005.

2005 compared to 2004

Research and Development.   Research and development increased by $0.5 million, or 5.6% in 2005 compared to 2004. Research and development expenses represented 7.9% and 7.3% of total revenues in 2005 and 2004, respectively. The increase in research and development expense was due primarily to a $1.4 million decrease in outside services associated with software development and acquired technology costs in 2005, partially offset by reduction in costs associated with our beta site testing.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $7.6 million, or 14.6%, in 2005 as compared to 2004. Selling, general and administrative expenses represented 49.1% and 42.0% of total revenues in 2005 and 2004, respectively. The increase in selling, general and administrative expenses was primarily due to approximately a $2.0 million increase in costs due to a higher level of sales headcount, $1.5 million in costs associated with a reduction in workforce, a $0.4 million charge for restructuring, an additional $1.2 million in the year-over-year increase in accounting, legal and regulatory compliance fees and a $0.6 million charge for the write-off of costs associated with abandoned acquisitions.

Restructuring and Facility Charges.   Restructuring and facility charges were $0.4 million in 2005 and $0.2 million in 2004.

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

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Provision for income taxes	$804	$20	$324

As of December 31, 2006, we had approximately $37.9 million of deferred tax assets before valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. Realization of our deferred tax assets is dependent upon future earnings, if any. Due to our recent operating history, we concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance against the deferred tax assets. In the event that these deferred tax assets are recognized in the future, income tax expense will be reduced by $28.0 million and $9.9 million will be credited to additional paid-in capital for the benefit associated with stock option deductions.

Upon adoption of SFAS No. 123R, we have elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, we use the cumulative effect of award grants to establish its hypothetical APIC pool related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded.

Liquidity and Capital Resources

We had cash and cash equivalents of $60.9 million at December 31, 2006, as compared to $29.5 million at December 31, 2005.

Cash Flows

Operating activities generated $19.5 million of cash during the year ended December 31, 2006. Significant contributors to the generation of cash from operations were net income of $10.4 million, non-cash adjustments to income for share-based compensation charges associated with SFAS No. 123(R) of $8.1 million, depreciation and amortization charges of $3.7 million, provision for excess and obsolete inventories of $2.6 million, increases in accrued compensation of $2.9 million, advance customer deposits of $9.6 million, accounts payable of $1.8 million, deferred service revenue $1.2 million, deferred gross profit of $6.0 million and accrued liabilities of $0.5 million. These were partially offset by increases in accounts receivable of $7.2 million, inventory of $4.4 million, prepaid expenses of $4.5 million, other current assets of $5.7 million and net investment in sales-type leases of $6.3 million. We used $2.3 million of cash for operating activities in 2005.

We used $3.8 million of cash for investing activities during the year ended December 31, 2006. We purchased $3.1 million in property and equipment and acquired $0.6 million in intellectual property.  Net cash provided by investing activities was $8.7 million for the year ended December 31, 2005.

We generated $15.6 million and $3.6 million of cash from exercises of stock options and sales under our employee stock purchase plan during the years ended December 31, 2006 and 2005, respectively.

Other

As of December 31, 2006 we had $7.8 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12,”Commitments and Contingencies,”  to our consolidated financial statements included in this Report for further information with respect to these commitments. Our liquidity is primarily based on normal ongoing operations of our business.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures at least through 2007. However, we may be required or choose to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities give rise to market risk representing the potential loss in the fair value of assets caused by future movements in interest rates. We are exposed to interest rate risk arising from changes in interest rates related to components of our product backlog composed of offers to non-U.S. Government customers for multi-year, non-cancelable payment terms. Generally we sell non-U.S. Government receivables to third-party leasing finance companies, and we reflect the financing interest expense on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged us by the third-party leasing company. As interest rates rise, the level of future revenue associated with these orders may fall.

Sensitivity Analysis

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates from actual year-end interest rates related to underlying exposure of product backlog described above. As of December 31, 2006 the analysis indicated that this hypothetical market movements would have an adverse effect of approximately $0.5 million on our consolidated results of operations.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth beginning at page F-1.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of December 31, 2006 our principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2006.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d to 15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions,  to prevent or detect misstatements on a timely basis. An internal control significant deficiency is a control deficiency, or combination of deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with U.S. generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than consequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 and this assessment identified one material weakness in our internal control over financial reporting as of that date, related to our financial reporting process. Controls pertaining to the timely review of reconciliations and account balances performed during the preparation of financial statements were not effective, impacting a number of accounts including lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation. The largest error was interest income associated with leases, resulting in a revision of quarterly financial data for 2006. Adjustments were recorded in the consolidated financial statements for the year ended December 31, 2006 to correct the identified errors.

Management has concluded that the above control deficiency represents a material weakness in internal control over financial reporting. As a result of the material weakness described above, management believes that, as of December 31, 2006, the Company’s system of internal control over financial reporting was not effective.

Our management’s assessment of the effectiveness over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes made to our internal control during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. However, management believes that actions we have taken since December 31, 2006 and additional actions that will be taken in 2007 will address the material weakness in our internal control over financial reporting noted above. Some of these remediation actions are discussed below.

We have taken or plan to take the following actions:

•       Reconciliations and recalculations of lease receivable data

•       Continued strengthening of personnel through training of existing staff

•       Clear definition of roles and responsibilities throughout the accounting/finance organization

•       Improved processes and procedures to ensure timely reconciliations of all major balance sheet items

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of, and consolidated results of operations for the year ended, December 31, 2006.

Attestation Report of the Registered Public Accounting Firm

The report required by this item is set forth at pages F-2 and F-3.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors and executive officers is incorporated by reference to the sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the headings “Nominees,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our written Code of Conduct applies to all our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our website at www.omnicell.com (under “Corporate Governance”). Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the heading “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the heading “Certain Relationships,” “ Related Party Transactions” and “Director Independence.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the sections of our Definitive Proxy Statement under the heading “Principal Accountant Fees and Services.”

PART  IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K.

1)	All financial statements.
	Index to Financial Statements:	Page
	Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-5
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7
	Notes to Consolidated Financial Statements	F-8

The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

	Financial Statement Schedule II	F-29
2)	Exhibits required by Item 601 of Regulation S-K.
	The information required by this item is set forth on the exhibit index which follows the signature page of this report.	E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Omnicell, Inc.

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2006 Omnicell, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share Based Payment".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Omnicell, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Omnicell, Inc.

We have audited management’s assessment, included under Item 9A in the “Management’s report on internal control over financial reporting,” that Omnicell, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

The material weakness pertains to the operating effectiveness of controls relating to the financial reporting process. Specifically, controls pertaining to timely review of reconciliations and account balances performed during the preparation of financial statements were not effective. Errors resulting from this deficiency affected lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation. Adjustments were recorded in the consolidated financial statements for the year ended December 31, 2006 to correct the identified errors.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 21, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that Omnicell, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omnicell, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP
Palo Alto, California
March 21, 2007

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$60,856	$29,536
Accounts receivable, net of allowances of $1,533 and $689 at December 31, 2006 and 2005, respectively	36,050	29,456
Inventories	15,724	13,763
Prepaid expenses	8,033	3,959
Other current assets	9,183	4,581
Total current assets	129,846	81,295
Property and equipment, net	5,226	4,727
Non-current net investment in sales-type leases	10,215	4,222
Other assets	9,343	10,184
Total assets	$154,630	$100,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,792	$7,017
Accrued compensation	7,702	4,781
Advance payments from customers	9,878	321
Accrued liabilities	4,420	4,604
Deferred service revenue	7,707	6,526
Obligation resulting from sale of receivables	1,093	2,551
Deferred gross profit	13,964	7,981
Total current liabilities	53,556	33,781
Long-term deferred service revenue	10,083	9,867
Other long-term liabilities	995	1,542
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; issued and outstanding: 28,393,286 shares at December 31, 2006 and 26,270,861 shares at December 31, 2005	28	26
Additional paid-in capital	162,768	138,365
Accumulated deficit	(72,800)	(83,165)
Accumulated other comprehensive income	__	12
Total stockholders’ equity	89,996	55,238
Total liabilities and stockholders’ equity	$154,630	$100,428

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Product revenues	$123,196	$95,292	$100,856
Service and other revenues	31,514	26,226	23,083
Total revenues	154,710	121,518	123,939
Cost of revenues:
Cost of product revenues	56,338	44,714	43,032
Cost of service and other revenues	12,851	9,794	9,001
Total cost of revenues	69,189	54,508	52,033
Gross profit	85,521	67,010	71,906
Operating expenses:
Research and development	11,222	9,611	9,105
Selling, general and administrative	65,043	59,698	52,083
Restructuring, facility and severance charges	—	406	171
Total operating expenses	76,265	69,715	61,359
Income (loss) from operations	9,256	(2,705)	10,547
Interest income	1,839	607	363
Interest expense	(8)	(8)	(9)
Other income	82	52	25
Income (loss) before provision for income taxes	11,169	(2,054)	10,926
Provision for income taxes	804	20	324
Net income (loss)	$10,365	$(2,074)	$10,602
Net income (loss) per share—basic	$0.38	$(0.08)	$0.43
Net income (loss) per share—diluted	$0.36	$(0.08)	$0.38
Weighted average shares outstanding:
Basic	27,345	25,906	24,849
Diluted	28,902	25,906	27,720

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common
			Additional	Deferred		Accumulated Other	Total
		Stock	Paid In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity
Balance at December 31, 2003	23,781,042	$24	$126,446	$(11)	$(91,693)	$(8)	$34,758
Net income	—	—	—	—	10,602	—	10,602
Change in unrealized loss on short-term investments	—	—	—	—	—	(25)	(25)
Total comprehensive income	—	—	—	—	—	—	$10,577
Exercise of stock options	1,259,647	2	6,792	—	—	—	6,794
Issuance of stock under employee stock purchase plan	293,184	—	1,174	—	—	—	1,174
Share-based compensation expense	—	—	59	—	—	—	59
Amortization of deferred stock compensation	—	—	—	11	—	—	11
Income tax benefits realized from employee stock option exercises	—	—	324	—	—	—	324
Balance at December 31, 2004	25,333,873	26	134,795	—	(81,091)	(33)	53,697
Net loss	—	—	—	—	(2,074)	—	(2,074)
Change in unrealized loss on short-term investments	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	32	32
Total comprehensive income	—	—	—	—	—	—	(2,029)
Exercise of stock options	641,135	—	2,285	—	—	—	2,285
Issuance of stock under employee stock purchase plan	295,853	—	1,282	—	—	—	1,282
Income tax benefits realized from employee stock option exercises	—	—	3	—	—	—	3
Balance at December 31, 2005	26,270,861	26	138,365	—	(83,165)	12	55,238
Net income	—	—	—	—	10,365	—	10,365
Change in unrealized loss on short-term investments	—	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	—	(32)	(32)
Total comprehensive income	—	—	—	—	—	—	10,353
Share-based compensation	—	—	8,291	—	—	—	8,291
Exercise of stock options	1,885,197	2	14,216	—	—	—	14,218
Issuance of stock under employee stock purchase plan	237,228	—	1,393	—	—	—	1,393
Income tax benefits realized from employee stock option exercises	—	—	503	—	—	—	503
Balance at December 31, 2006	28,393,286	$28	$162,768	—	$(72,800)	—	$89,996

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$10,365	$(2,074)	$10,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,717	4,199	4,085
Provision for receivable reserves	1,341	243	—
Loss on sale of property and equipment	—	3	62
Share-based compensation expense	8,129	—	70
Provision for excess and obsolete inventories	2,537	2,590	740
Income tax benefits from employee stock option exercises	503	3	324
Changes in operating assets and liabilities
Accounts receivable, net	(7,645)	(7,732)	(7,438)
Inventories	(4,336)	(1,761)	(6,171)
Prepaid expenses	(4,474)	1,695	(2,548)
Other current assets	(5,660)	(2,626)	(1,357)
Non-current net investment in sales-type leases	(6,283)	(898)	(2,119)
Other assets	(813)	5,781	2,496
Accounts payable	1,775	(430)	1,568
Accrued compensation	2,921	1,622	168
Advance payments from customers	9,557	(3,295)	(1,895)
Accrued liabilities	493	742	(137)
Deferred service revenue	1,181	2,471	1,272
Deferred gross profit	5,983	135	(2,279)
Other long-term liabilities	216	(2,526)	(1,745)
Net cash provided by (used in) operating activities	19,507	(1,858)	(4,302)
Cash flows from investing activities
Investment in privately held company	—	—	(126)
Acquisition of intangible assets and intellectual property	(677)	(723)	(1,378)
Acquisitions of privately held companies, net of cash acquired	—	—	(1,000)
Purchases of short-term investments	(12)	(1,564)	(20,148)
Maturities of short-term investments	—	12,728	18,031
Purchases of property and equipment	(3,109)	(2,098)	(3,781)
Proceeds from the sale of property and equipment	—	4	23
Net cash (used in) provided by investing activities	(3,798)	8,347	(8,379)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	15,611	3,565	7,969
Payment of notes payable	—	—	(305)
Net cash provided by financing activities	15,611	3,565	7,664
Net increase (decrease) in cash and cash equivalents	31,320	10,054	(5,017)
Cash and cash equivalents at beginning of year	29,536	19,482	24,499
Cash and cash equivalents at end of year	$60,856	$29,536	$19,482
Non-cash financing and investing activities:
Acquisition of intangible assets and intellectual property	—	$(677)	$—
Supplemental disclosures of cash flow informational
Cash paid for interest	$8	$8	$5
Cash paid for taxes	$678	$58	$594

See Notes to Consolidated Financial Statements

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview

Description of the Company.

Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are medication and supply dispensing systems which are sold in our  principal market, which is the healthcare industry. Our market is primarily located in the United States.

Summary of Significant Accounting Policies

Principles of consolidation.   The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates.   The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, valuation of goodwill and purchased intangibles, valuation of long-lived assets and accounting for income taxes.

Reclassifications.   Certain reclassifications have been made to prior year balance sheet amounts to conform to current year presentation.

Cash, and cash equivalents.   We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality and are available to be used in paying and receiving activities and are also invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from cash investments.

We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

Fair value of financial instruments and equity investments.   The carrying values of certain of our financial instruments, including cash and cash equivalents, and accrued liabilities approximate fair value because of their short maturities. On an annual basis we review the fair value of our cost method equity investments for impairment and we determine if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Should such an impairment exist, the aggregate carrying amount of our cost method investments would be adjusted.

Revenue recognition.   Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition”, and all related interpretations. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

Post-installation technical support, such as phone support, on-site service, parts and access to software upgrades, when and if available, is provided by us under separate support services terms. We recognize revenue for support services ratably over the related support services contract period.

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:

•       Persuasive evidence of an arrangement.   We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.

•       Product delivery.   Software and hardware delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what the customer ordered. Product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter in instances of a customer self-installed installation.

•       Fee is fixed or determinable.   We assess whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services.

•       Collection is probable.   We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our historical experience has been that collection from our customers is generally probable.

We recognize sales on shipment to distributors since we do not allow for rights of return. In general, for sales not requiring our installation or modification, we recognize sales on shipment of products to our customers. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenues amounts paid to us for a new sale that relate to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold.  Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with SFAS No. 13, “Accounting for Leases.” We recognize revenues on sales-type leases at completion of our installation obligation, if any, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income in sales-type leases is recognized in product revenue using the interest method.

Accounts receivable, net.   We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually be uncollectible in the future.

Sales of accounts receivable.   We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing finance companies on a non-recourse basis. We reflect the financing interest expense on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with Statement of Financial Accounting Standard, “SFAS” No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the years ended December 31, 2006 and 2005, we transferred accounts receivable totaling $46.1 million and $32.9 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded  $1.8 million as of December 31, 2006 and $4.0 million as of December 2005 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Concentration of credit risk.   One customer accounted for $4.3 million or 12% of our combined accounts receivable balance at December 31, 2006. No single customer accounted for more than 10% of our combined accounts receivable balance at December 31,  2005.

Dependence on key suppliers.   On November 6, 2006, we entered into a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The sub-section of the contract for construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately four months’ notice. The sub-section of the contract for inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately six months’ notice.  This supplier accounted for approximately $3.6 million or 5.2% and $0.7 million, or 1.2% of cost of goods sold for the year ended December 31, 2006 and 2005, respectively. We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we currently build at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Concentration of rising interest rate risk.   Historically, our earnings have been negatively impacted by rising interest rates, which could continue in 2007. Rising interest rates could negatively impact our revenue.

Inventory.   Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. We routinely assesses on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

Property and equipment.   Property and equipment less accumulated depreciation are stated at historical cost. Depreciation and amortization are generally provided over the estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment	2-5 years

Software development cost.   Software development costs incurred prior to achieving feasibility are capitalized as other assets and amortized over the estimated lives of the related products ranging from three to five years. For the year ended December 31, 2006, 2005 and 2004, we charged to expense $0.6 million, $0.4 million, and $0.2 million, respectively, for amortization of capitalized software development costs. We establish feasibility  when we complete a working model, which is a matter of judgment using the guidelines of SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” All development costs prior to the completion of a working model are recognized as research and development expense.

Valuation and impairment of goodwill, purchased intangible assets and other long lived assets.   Our accounting of goodwill and intangible assets complies with SFAS No. 142, “Goodwill and Other Intangible Assets.”

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We review long-lived assets, and certain goodwill and purchased intangible assets, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, including property and equipment, goodwill and purchased intangible assets with indefinite lives, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We measure goodwill for impairment on an annual basis during the fourth quarter and between annual tests in certain circumstances. Purchased intangible assets with finite lives include software and customer relationships acquired in a business combination. Purchased intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives of five or six years. Purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in identifying a triggering event that arise from a change in circumstances, forecasting future operating results and estimating proceeds from disposition of intangible assets.

Accrued liabilities.   Accrued liabilities are based on our judgment of estimated future costs for goods or services already received or obligations incurred. Actual costs may differ from those estimates. Our estimates can and have changed based on actual costs incurred in completing these obligations.

Deferred revenue and deferred gross profits.   Deferred revenue arises when customers are billed for products and/or services in advance of revenue recognition. Our deferred revenue consists primarily of unearned revenue on sale of equipment for which installation has not been completed, and software licenses for which revenue is recognized in installments over the duration of the license and the unearned element of support service contracts.

Valuation of share-based awards.   In applying the provisions of SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) we selected a “modified prospective” transition method using the Black-Scholes-Merton option-price method for determining and recording the fair value of share-based award compensation costs. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on the historical market price of our stock, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period.

Taxes on income.   We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance against net deferred tax assets we believe may not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

Shipping and handling costs.   Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses for all periods presented.

Advertising.   Advertising costs are expensed as incurred and amounted to $0.5 million in 2006, $0.3 million in 2005 and $0.4 million in 2004.

Operating Leases.   We lease our buildings under operating leases accounted for in accordance with SFAS No. 13, “Accounting for Leases.”  Operating lease expense amounted to $2.0 million in 2006, $1.7 million in 2005 and $1.6 million in 2004.

Sales Taxes.   Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

Net income (loss) per share.   Basic net income (loss) per share is computed by dividing net income (loss)—the numerator—by the weighted average number of shares outstanding—the denominator—during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income (loss) per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income (loss) per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

Foreign currency translation.   The functional currency of our foreign subsidiary is the U.S. dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded income, in the accompanying Consolidated Statements of Operations.

Newly Issued Accounting Standards Not Yet Adopted

In February, 2007 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No.159 expands the scope of what companies may carry at fair value and permits entities to choose, at specified election dates, to measure financial assets and financial liabilities at their fair value with related unrealized gains or losses recorded in earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007; however in certain circumstances, earlier adoption is permitted. We are currently evaluating the impact of SFAS No. 159 on our consolidated statements of financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157  “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No.157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No.157 on our consolidated statements of financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission, (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, or SAB No. 108 which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB No.108, registrants are required to consider both a “rollover” method which focuses primarily on the income statement impact of misstatements and the “iron curtain” method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB No. 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB No. 108 in 2006, and its adoption had no material impact to our consolidated statement of financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for years beginning after December 15, 2006. The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.

In June 2006, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” EITF No. 06-2, which  requires  measurement of compensation costs associated with a sabbatical or other similar benefit or arrangement over the requisite service period if the obligation relates to rights that vest or accumulate. EITF No. 06-2 is effective for fiscal years beginning after December 15, 2006. Adoption of EITF No. 06-2 is expected to increase our cost of revenues and operating expenses. We will adopt this standard on January 1, 2007.

Note 2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants computed using the treasury stock method. Since their impact is not dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the year ended December 31, 2006 was 223,266 and for the year ended December 31, 2004 was 364,262. The total number of shares excluded from the calculations of diluted net loss per share for the year ended December 31, 2005 was 3,317,472.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$10,365	$(2,074)	$10,602
Basic
Weighted average shares outstanding—basic	27,345	25,906	24,849
Net income (loss) per share—basic	$0.38	$(0.08)	$0.43
Diluted:
Weighted average shares outstanding	27,345	25,906	24,849
Dilutive effect of employee stock options	1,557	—	2,871
Weighted average shares outstanding—diluted	28,902	25,906	27,720
Net income (loss) per share—diluted	$0.36	$(0.08)	$0.38

Note 3. Stockholders’ Equity and Stock Option Plans

Share Purchase Rights Plan

On February 6, 2003, our Board of Directors approved the adoption of a Share Purchase Rights Plan (the “Rights Plan”). Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of Omnicell. The dividend was payable on February 27, 2003 to the stockholders of record on that date.

The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6,

2003 entered into between us and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of the Company’s common stock. At no time will the Rights have any voting power. The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by Omnicell.

Description of Share-Based Plans

Stock Option Plans.   Our 1999 Equity Incentive Plan (the “1999 Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options, restricted stock units (RSUs), and rights to purchase common stock and common stock units to employees, directors and consultants. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments beginning from date of grant. Under the 1999 Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under our 1992 Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the 1999 Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our Board of Directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

In October, 2006, the 1999 Plan was amended to permit grants of restricted stock awards and the Board of Directors approved an aggregate of 16,976 shares of restricted stock grants for our non-employee Directors. The restricted stock grants will vest in full at the time of our 2007 Annual Meeting of Stockholders, so long as the recipient remains a director until such date. We consider the dilutive impact of this program in our diluted net income per share calculation.

Grants of restricted stock vest in full after one year. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock  Expected future compensation expense relating to the 16,976 restricted shares outstanding is $0.3 million over the vesting period. The status of  restricted stock granted under the 1999 Plan as of December 31, 2006 is 16,976 shares granted and non-vested at a weighted-average grant date fair value of $18.85.

Our restricted stock units vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of restricted stock units under our restricted stock plans is the product of the number of shares granted at the grant date market price of our common stock. Expected future compensation expense relating to the 15,000 restricted stock units outstanding on December 31, 2006 is $0.3 million over a weighted average period of four years. The status of the restricted shares granted under the 1999 Plan as of December 31, 2006 is 15,000 shares granted and non-vested at a weighted-average grant date fair value of $19.91.

On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding, or (ii) 3,000,000 shares. After applying the formula, the total number of shares available for future issuance under the 1999 Plan on January 1, 2007 was 2,415,941.

In April 2003, our Board adopted the 2003 Equity Incentive Plan (the “2003 Plan”). A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan. Shares are currently subject to our outstanding options under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our Board of Directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

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

At December 31, 2006, in addition to shares reserved with respect to outstanding stock options and restricted stock awards, we had reserved shares of common stock available for future issuance as follows (in thousands):

Reserved Under the Stock Options Plans	2,796
Reserved Under the 1997 Employee Stock Purchase Plan	648
Total	3,444

1997 Employee Stock Purchase Plan.   We have an Employee Stock Purchase Plan (ESPP) under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2006, 1,635,548 shares had been issued under this plan and a total of 647,682 shares of common stock are reserved for future issuance under the plan.

Note 4. Share-Based Compensation SFAS 123(R)

In December 2004, FASB issued SFAS No.123(R) (revised 2004), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued SAB No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123(R).

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.’’ We adopted the alternative method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid in capital (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to adoption of SFAS 123(R).

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No.123(R), we provided the disclosures required under SFAS No. 123,”Accounting for Stock-based Compensation” SFAS No. 123, which permitted the use of either a fair value based method or the intrinsic value method defined in APB No. 25” to account for share-based compensation arrangements. Companies that elect to employ the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method provided under SFAS No. 123. As permitted by SFAS No. 123, in 2005 and 2004 we elected to determine the value of share-based compensation arrangements under the intrinsic value based method of APB No. 25; accordingly, we only recognized compensation expense when options are granted with an exercise price below fair value of the underlying stock at the date of grant. Any resulting compensation expense was recognized ratably over the vesting period.

The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS 123  (in thousands, except per share data):

	Years Ended December 31,
	2005	2004
Net (loss) income as reported(1)	$(2,074)	$10,602
Add: Total share-based compensation expense included in reported net income (loss), net of tax effect	—	67
Deduct: Total share-based compensation expense determined under fair value method for all awards, net of related tax effects(2), (4)	(8,034)	(8,683)
Net (loss) income pro forma(3), (4)	$(10,108)	$1,986
Net (loss) income per share—basic as reported(1)	$(0.08)	$0.43
Net (loss) income per share—basic pro form(3), (4)	$(0.39)	$0.08
Net (loss) income per share—diluted as reported(1)	$(0.08)	$0.38
Net (loss) income per share—diluted pro forma(3), (4)	$(0.39)	$0.07

(1)          Net income (loss) and diluted net income (loss) per share did not include share-based compensation expense for employee stock options and employee stock purchases under SFAS No. 123(R) because we did not adopt the recognition provisions of SFAS No. 123(R) until January 1, 2006.

(2)          Stock-based compensation expense is calculated based on the pro forma application of SFAS 123.

(3)          Net loss and net loss per share represents pro forma information based on SFAS 123.

(4)          As a result of a software error experienced by our outside stock plan administrator, several stock option grants were omitted from pro forma stock compensation expense calculations for 2005 and 2004. Stock options expense for pro forma purposes in 2005 and 2004 has been increased $0.9 million and $0.8 million, respectively, to reflect omitted pro forma stock compensation expense.

Due to the valuation allowance provided on our net deferred tax assets as described in Note 15, “Income Taxes”, we did not record any tax benefits attributable to pro forma share-based compensation expenses in 2005 and 2004. The tax impact presented above was computed for both the APB No. 25 and SFAS No. 123 share-based compensation expense.

Impact of SFAS No. 123(R)

We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. In 2006 we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2006 has been reduced for estimated forfeitures. Amounts previously reported prior to the adoption of SFAS No. 123(R) have not been restated.

The impact on our results for share-based compensation in 2006 was as follows (in thousands, except per share data):

Year Ended December 31, 2006
Cost of product and services	$1,143
Research and development	684
Selling, general and administrative	6,302
Total share-based compensation expense	$8,129
Impact on net income per share:
Basic	$0.30
Diluted	$0.28

At December 31, 2006, there was $0.2 million share-based compensation capitalized in inventory. Total income tax benefit recognized in 2006 in the statement of operations for share-based compensation was $0.5 million. The weighted average grant date fair value of options, as determined under SFAS No. 123(R), granted in 2006 was $6.49 per share. As of December 31, 2006, the total unrecorded deferred share-based compensation balance for non-vested shares, net of expected forfeitures, was $10.2 million which is expected to be amortized over a weighted-average period of 2.2 years. The total intrinsic value of options exercised in the year ended December 31, 2006 was $13.7 million. The total fair value of shares vested during the year ended December 31, 2006 was $7.7 million.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2006, 2005 and 2004 were as follows:

	Years ended December 31,
Stock Option Plans	2006	2005	2004
Risk-free interest rate(1)	4.5%	3.9%	2.8%
Dividend yield	0%	0%	0%
Weighted-average volatility(2)	63.1%	98.0%	98.0%
Expected option life(3)	3.8 yrs	2.9 yrs	2.9 yrs
Weighted average fair value of options granted	$6.49	$8.86	$8.39

Employee Stock Purchase Plan	Years ended December 31,
	2006	2005	2004
Risk-free interest rate(1)	4.6%	2.6%	1.3%
Weighted-average volatility(2)	65.8%	69.0%	69.0%
Expected option life	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs
Weighted average fair value of employee stock purchases	$3.35	$2.49	$1.87

(1)          Represents the Treasury bill rate for expected term of the options in effect at the time of grant.

(2)          Based on historical volatility of the our common stock. For options granted prior to January 1, 2006, and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock and we recognized option forfeitures as they occurred as allowed by SFAS 123. For options granted after December 31, 2005, and valued in accordance with SFAS  No. 123(R), we estimate forfeitures and only recognize expense for those shares expected to vest.

(3)          Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.

Share-Based Payment Award Activity

A summary of option activity under the Plans for the years ended December 31, 2006, 2005 and 2004 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2003	6,621	$6.70
Granted	1,678	$13.37
Exercised	(1,257)	$5.41
Expired	(7)	$10.09
Forfeited	(238)	$14.38
Outstanding at December 31, 2004	6,797	$8.32
Granted	1,371	$9.41
Exercised	(642)	$3.57
Expired	(174)	$13.49
Forfeited	(768)	$7.79
Outstanding at December 31, 2005	6,584	$8.93
Granted	759	$12.73
Exercised	(1,887)	$7.53
Expired	(146)	$11.02
Forfeited	(73)	$14.68
Outstanding at December 31, 2006	5,237	$9.85
Exercisable at December 31, 2006(1)	3,201	$8.80

(1)          Exercisable options are fully vested as of December 31, 2006.

Outstanding options at December 31, 2006 had a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of $51.6 million. Exercisable options at December 31, 2006 had an aggregate intrinsic value of $28.2 million.

The outstanding exercisable options for equity share-based payment awards at December 31, 2006 were as follows:

Range of Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Number Outstanding	Weighted Average Exercise Price of Exercisable Options
	(in thousands)	(Years)		(in thousands)
$1.80 - $2.70	117	4.9	$2.21	118	$2.20
$2.75 - $4.00	386	5.6	$3.06	398	$3.05
$5.15 - $7.40	816	6.3	$6.06	876	$6.01
$8.08 - $12.10	1,298	7.3	$10.63	2,785	$10.40
$12.20 - $17.64	490	5.7	$13.49	913	$13.26
$18.35 - $20.00	94	6.1	$19.46	147	$19.35
	3,201		$9.85	5,237	$8.80

For the years ended December 31, 2005 and 2004, the aggregate intrinsic value of options exercisable was $2.2 million and $6.8 million, respectively. For the same periods, the weighted average fair value of options granted was $9.41 and $13.37, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$11,809	$8,177
Work in process	95	____
Finished goods	3,820	5,586
Total	$15,724	$13,763

Note 6. Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
Long-term deposits	$353	$331
Purchased residual interests (see Note 9)	___	298
Goodwill and net purchased intangible assets (see Note 9)	4,924	6,031
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	670	1,292
Capitalized software development costs, net of accumulated amortization of $600 and $401 in 2006 and 2005, respectively	1,071	1,672
Non-current deferred service billings receivable	1,773	—
Other assets	202	210
Total	$9,343	$10,184

Note 7. Property and Equipment.

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Equipment	$16,782	$14,538
Furniture and fixtures	638	630
Leasehold improvements	1,819	1,699
Purchased software	6,145	5,704
	25,384	22,571
Accumulated depreciation and amortization	(20,158)	(17,844)
Property and equipment, net	$5,226	$4,727

Depreciation and amortization of property and equipment was approximately $2.6 million, $3.0 million, and $2.9 million in the years ended December 31, 2006, 2005 and 2004, respectively.

Note 8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued GPO (General Purchase Organization) fees	$1,584	$972
Deferred rent	1,038	1,361
Other accrued liabilities	29	321
Accrued professional fees	1,179	1,122
Other taxes payable	590	828
Total	$4,420	$4,604

Note 9. Acquisitions.

BCX Technology, Inc.

On August 15, 2003, we acquired 100% of the outstanding common shares of BCX Technology, Inc. The financial results of BCX Technology, Inc. have been included in the consolidated financial statements since the date of acquisition. The acquisition was accounted for as a business combination. The total purchase price of $4.0 million, included $3.0 million paid at the time of purchase, $1.0 million paid in January 2005, including $0.5 million relating to the achievement of performance milestones in 2003, and $0.3 million paid in January 2006 relating to the achievement of performance milestones in 2005. In connection with the acquisition, we assumed certain liabilities of BCX Technology, Inc. totaling $0.1 million and incurred approximately $60,000 of acquisition related costs.

Medisafe

On December 6, 2002, we purchased substantially all of the intellectual property assets of Medisafe. The total purchase price was $3.0 million, which included $1.5 million paid at the date of purchase, $1.0 million paid in June 2003 after completion of certain obligations by Medisafe, and $0.5 million in guaranteed minimum royalties due in equal annual installments of $125,000 beginning in 2005, including $125,000 paid in January 2006. In addition, we incurred approximately $20,000 of acquisition related costs.

As part of the purchase, we agreed to a royalty fee of 10% of related Medisafe product net revenues with a maximum limit of $2.5 million over a five-year period from the date of purchase. Payments made under the royalty arrangement that exceed the guaranteed minimum royalties will be expensed as incurred. We paid $125,000 in guaranteed minimum royalty in January 2007, 2006 and 2005.

APRS, Inc.

On August 30, 2002, we acquired 100% of the outstanding common shares of APRS, Inc. The financial results of APRS, Inc. have been included in the consolidated financial statements since the date of acquisition. Pro forma results for 2002 as if APRS, Inc. was acquired on January 1, 2002 are not materially different from our reported 2002 results. In connection with the acquisition, Omnicell paid cash of $1.0 million, assumed certain liabilities of APRS, Inc. totaling $0.5 million and incurred approximately $20,000 of acquisition related costs.

NextRx

On December 21, 2005, we acquired $0.4 million in intellectual property from NextRx Corporation.

Goodwill and Net Purchased Intangible Asset Summary

Intangible assets resulting from acquisitions of  BCX Technology, Inc., Medisafe, APRS, Inc. and NextRx acquisition consist of the following (in thousands):

	December 31, 2006	December 31, 2005	Amortization Life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Acquired technology	5,084	5,084	3-6 years
Total purchased intangible assets with finite lives	5,596	5,596
Accumulated amortization	(4,030)	(2,923)
Net purchased intangible assets	1,566	2,673
Goodwill	3,127	3,127	Indefinite
Trade name	231	231	Indefinite
Goodwill and net purchased intangible assets	$4,924	$6,031

Amortization expense totaled $1.1 million, $1.2 million and $1.2 million for December 31, 2006, 2005 and 2004, respectively. Estimated future amortization expense of the purchased intangible assets at December 31, 2006 is as follows (in thousands):

2007	$843
2008	529
2009	113
2010	81
Total	$1,566

Note 10. Sales of Accounts Receivable.

We offer customers multi-year, non-cancelable payment terms. In 2006, 2005 and 2004, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $54.3 million, $38.5 million and $34.8 million, respectively. Generally, we sell the non-U.S Government customers’ multi-year payment agreements to a third-party leasing company. During the years ended December 31, 2006, 2005, and 2004,  we transferred accounts receivable totaling approximately $46.1 million, $32.9 million and $26.6 million, respectively, which approximated fair value to leasing companies on a non-recourse basis. At December 31, 2006 and 2005, accounts receivable included approximately $3.7 million and $1.6 million, respectively, due from finance companies for receivables sold. Additionally, due to the nature of the recourse clauses in certain receivable sales, we recorded $1.8 million at December 2006 and $4.0 million at December 2005 as receivables subject to a sales agreement and obligation resulting from sale of receivables.

Note 11. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	December 31,
	2006	2005
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$21,858	$10,036
Cost of sales, excluding installation costs	(7,894)	(2,055)
Deferred gross profit	$13,964	$7,981

Note 12. Advance Payments from Customers

We received $9.9 million and $0.3 million advance payments from customers at December 31, 2006 and 2005, respectively. Payment amounts were received before completion of medication and supply dispersing system installations at customers’ facilities.

Note 13. Commitments and Contingencies

Intellectual Property

We have acquired from Agilent, Inc. ownership and license rights to a portfolio of patents and patent applications. We have also acquired certain registered trademarks and service marks in the United States and internationally for discrete product offerings.

Our strategy has been to seek patent and other intellectual property protection for those inventions and improvements likely to be incorporated into our products and services or that we believe may give us a competitive advantage. We believe that our patents, mask works, copyrights, trademarks, service marks, trade secrets and similar intellectual property are critical to our success and have significant value. However, much of this intellectual property is the subject of cross-licenses to other companies that have been granted by Agilent, or if originally derived from Hewlett-Packard, by Hewlett-Packard. In addition, much of the intellectual property originally owned or licensed from Hewlett-Packard is subject to substantial use restrictions. We intend to maintain and protect this intellectual property and to create additional intellectual property, and from time to time we may sue to enforce our intellectual property rights. From time to time, we may be subject to claims of infringement or other challenges to our right to use our intellectual property. There can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, that other claims will not arise, or that our rights as acquired from Agilent or to be developed in the future will provide significant competitive advantages.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$6,777	$2,109	$3,415	$836	$417
Commitments to contract manufacturers and suppliers(2)	940	940	___	___	___
Other contractual obligations(3)	250	125	125	___	___
Total	$7,967	$3,174	$3,540	$836	$417

(1)          Commitments under operating leases relate primarily to leasehold property.

(2)          We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

(3)          As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning January 2005.

Indemnification Arrangements and Guarantees.   As permitted under Delaware law and our by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of its products and the provision by our technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business affiliates or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments which we may be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, it may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is its standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

Legal Proceedings

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of an Omnicell product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of an Omnicell product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

Note 14. 401(k) Plan

We have established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Contributions by Omnicell are discretionary. No such contributions by us have been made since inception of the plan.

Note 15. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$476	$(14)	$191
State	318	34	128
Foreign	10	—	5
Total Current	$804	$20	$324

A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
U.S. federal tax benefit at statutory rate	$3,909	$(671)	$3,715
State	518	34	128
Foreign tax differential	(106)	—	5
Non-deductible expenses	177	321	200
Unbenefited (benefited) losses	(3,644)	420	(3,846)
Other	(50)	(84)	122
Total	$804	$20	$324

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$18,414	$27,046
Tax credit carryforwards	4,109	3,964
Inventory related items	1,334	1,806
Reserves and accruals	1,741	2,101
Deferred revenue	9,288	6,204
Depreciation and amortization	1,320	1,683
Stock compensation	1,533	—
Other, net	164	384
Total deferred tax assets	37,903	43,188
Valuation allowance	(37,685)	(43,112)
Deferred tax assets	—	—
Deferred tax liability:
Capitalized research and development costs	218	76
Total deferred tax liabilities	218	76
Net deferred taxes	$0	$0

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $5.2 million in 2006, $1.4 million during 2005 and $0.6 million in 2004.

As of December 31, 2006, we had net operating loss carry forwards for federal income tax purposes of approximately $62.8 million, which expire in the years 2011 through 2025, federal research and experimentation tax credits of approximately $1.9 million, which expire in the years 2007 through 2024, and federal alternative minimum tax credits of approximately $451,000, which have no expiration. We also had net operating loss carry forwards for California state income tax purposes of approximately $10.9 million, which expire in the years 2012 through 2015, other state net operating loss carry forwards of $19.8 million and California research and experimentation credits of approximately $2.3 million, which have no expiration. We also had other state tax credits of approximately $180,000, which began to expire in 2005. As of December 31, 2006, we have approximately $9.9 million of the valuation allowance related to unrecognized stock option deductions that will be credited directly to paid-in capital when realized. As a result of adopting SFAS 123(R), the deferred tax asset balances at December 31, 2006 did not include excess tax benefits from stock option exercises during FY 2006. Equity will be increased by such excess tax benefits if and when they are ultimately realized.

As of December 31, 2006, $24.8 million of our net operating losses generated prior to and including December 31, 2001 are subject to an approximately $4.5 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Net operating losses and tax credits generated after December 31, 2001, may be subject to a substantial annual limitation due to the ownership provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As a matter of course the Company may be audited by various taxing authorities and those audits may result in proposed assessments where the ultimate resolution results in the Company owing additional taxes. The Company establishes reserves when, despite its belief that its tax return positions are appropriate and supportable under local tax law, the Company believes certain positions are likely to be challenged by tax authorities and the Company may not succeed in realizing the tax benefit. The Company evaluates these reserves each quarter and adjusts the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. The Company believes that its tax positions comply with applicable tax law and that the Company has adequately provided for any known tax contingencies, however, its future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the periods that assessments are resolved or when the statutes of limitations expire.

As a result of certain employment actions and capital investments undertaken by the Company, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are not estimated to be material.

Note 16. Net investment in sales-type leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2006	2005
Net minimum lease payments to be received	$15,920	$6,562
Less unearned interest income portion	2,849	1,026
Net investment in sales-type leases	13,071	5,536
Less current portion(1)	2,856	1,314
Non-current net investment in sales-type leases(2)	$10,215	$4,222

The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2007	$4,300
2008	3,951
2009	3,309
2010	2,779
2011	1,285
Thereafter	296
Total	$15,920

(1) a component of other current assets

(2) net of allowance for doubtful accounts of $0.3 million of December 31, 2006.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowances Deducted from Assets:	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts	Describe additions charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the Year Ended December 31, 2006
Accounts receivable (1)	$689	$1,051	__		$(207)	Write-off	$1,533
Non-current investment in sales-type leases(1)	__	290			__	__	290
Total allowances deducted from assets	$689	$1,341	__		$(207)		$1,823
For the Year Ended December 31, 2005
Accounts receivable(1)	$478	$243	__		($32)	Write-off	$689
For the Year Ended December 31, 2004
Accounts receivable(1)	$453	__	$25	Collection			$478

(1)                 for doubtful accounts and sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnicell, Inc.
Date: March 21, 2007	By:	/s/ ROBIN G. SEIM
Robin G. Seim Vice President of Finance and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and Robin G. Seim, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman	March 21, 2007
Randall A. Lipps	of the Board (Principal Executive Officer)
/s/ ROBIN G. SEIM	Vice President of Finance,	March 21, 2007
Robin G. Seim	Chief Financial Officer
/s/ MARY E. FOLEY	Director	March 21, 2007
Mary E. Foley
/s/ KEVIN L. ROBERG	Director	March 21, 2007
Kevin L. Roberg
/s/ JAMES T. JUDSON	Director	March 21, 2007
James T. Judson
/s/ WILLIAM H. YOUNGER, JR.	Director	March 21, 2007
William H. Younger, Jr.
/s/ RANDY D. LINDHOLM	Director	March 21, 2007
Randy D. Lindholm
/s/ GARY S. PETERSMEYER	Director	March 21, 2007
Gary S. Petersmeyer
/s/ DONALD C. WEGMILLER	Director	March 21, 2007
Donald C. Wegmiller
/s/ SARA J. WHITE	Director	March 21, 2007
Sara J. White
/s/ JOSEPH E. WHITTERS	Director	March 21, 2007
Joseph E. Whitters

S-1

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	(1)	Bylaws of Omnicell, Inc.
4.1	(1)	Form of Common Stock Certificate.
4.2	(3)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1	(1)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.2	(1)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.3	(1)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.4	(1)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.5	(1)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.6	(1)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.7	(1)	Form of Director and Officer Indemnity Agreement.
*10.8	(1)	1992 Equity Incentive Plan, as amended.
*10.9	(1)	1995 Management Stock Option Plan.
*10.10	(1)	1997 Employee Stock Purchase Plan, as amended.
*10.11		1999 Equity Incentive Plan, as amended.
10.12	(1)(4)	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.13	(5)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
*10.14		2003 Equity Incentive Plan.
*10.15	(6)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.
10.16	(6)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
*10.17		2004 Equity Incentive Plan.
10.18	(4)	Master Lease/Loan Purchase Program Agreement, dated as of February 28, 2005, between Omnicell and De Lage Landen Financial Services, Inc. as amended March 11, 2006.
*10.19	(8)	Omnicell Quarterly Executive Bonus Plan.
*10.20	(9)	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim.
*10.21		Executive Officer Summary Compensation Table.

E-1

*10.22	(10)	Form of Change of Control Agreement.
*10.23	(11)	Employment Agreement, dated March 6, 2006, between Omnicell and Renee M. Luhr.
10.24	(12)	Master Lease/Loan Purchase Program Agreement, dated as of April 3, 2006, between Omnicell and General Electric Capital Corporation.
*10.25	(13)	Compensation Arrangement for Non-Employee Directors.
*10.27	(14)	Severance Benefit Plan
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Powers of Attorney. Reference is made to the signature page to this report.
31.1		Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e)
31.2		Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e)
32.1	**	Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

       (1) Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

       (2) Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference.

       (3) Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated by reference herein.

       (4) Confidential treatment has been granted for a portion of this exhibit.

       (5) Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 7, 2003 and incorporated herein by reference.

       (6) Previously filed as an exhibit to our Annual Report on Form10-K, filed on March 8, 2004 and incorporated herein by reference.

       (7) Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2005 and amended as filed as an exhibit to our Current Report on Form 8-K/A, filed on May 17, 2006, both incorporated herein by reference.

       (8) Previously filed as an exhibit to our Current Report on Form 8-K, filed on December 13, 2005 and incorporated herein by reference.

       (9) Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 24, 2006 and incorporated herein by reference.

(10) Previously filed as an exhibit to our Annual Report on Form 10-K, filed March 16, 2006 and incorporated herein by reference.

(11) Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2006 and incorporated herein by reference.

(12) Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 9, 2006 and incorporated herein by reference.

(13) Previously filed as an exhibit to our Current Report on Form 8-K, filed on October 30, 2006 and incorporated herein by reference.

(14) Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 9, 2007 and incorporated herein by reference.

*                    Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15 of Form 10-K.

**             This certification attached hereto as Exhibit 32.1 accompanying this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

E-2