Form 10-Q
period 2007-03-31
OMNICELL, Inc
filed 2007-05-10
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-33043

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated file ☐

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 4, 2007
Common Stock, $0.001 par value	29,166,740 shares

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$64,669	$60,856
Accounts receivable, net	37,741	36,050
Inventories	16,161	15,724
Prepaid expenses	7,189	8,033
Other current assets	5,973	9,183
Total current assets	131,733	129,846
Property and equipment, net	5,127	5,226
Non-current net investment in sales-type leases	10,045	10,215
Other assets	11,015	9,343
Total assets	$157,920	$154,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,891	$8,792
Accrued compensation	7,289	7,702
Advance payments from customers	3,297	9,878
Accrued liabilities	3,033	4,420
Deferred service revenue	7,990	7,707
Obligation resulting from sale of receivables	838	1,093
Deferred gross profit	13,293	13,964
Total current liabilities	44,631	53,556
Long-term deferred service revenue	11,816	10,083
Other long-term liabilities	738	995
Stockholders’ equity	100,735	89,996
Total liabilities and stockholders’ equity	$157,920	$154,630

(1) Information derived from our December 31, 2006 audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except  per share amounts)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Product revenues	$40,241	$26,472
Services and other revenues	7,920	7,665
Total revenue	48,161	34,137

Cost of revenues:
Cost of product revenues	18,741	12,179
Cost of services and other revenues	4,178	3,305
Total cost of revenues	22,919	15,484
Gross profit	25,242	18,653
Operating expenses:
Research and development	3,385	2,655
Selling, general, and administrative	18,363	15,265
Total operating expenses	21,748	17,920
Income from operations	3,494	733
Interest income	747	343
Income before provision for income taxes	4,241	1,076

Provision for income taxes	276	60
Net income	$3,965	$1,016

Net income per share:
Basic	$0.14	$0.04
Diluted	$0.13	$0.04

Weighted average shares outstanding:
Basic	28,736	26,442
Diluted	30,568	27,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,965	$1,016
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	873	1,036
Provision for receivable reserves	78	—
Loss on disposal of property and equipment	9	—
Share-based compensation expense	2,657	2,166
Provision for excess and obsolete inventories	624	453
Changes in operating assets and liabilities:
Accounts receivable, net	(1,769)	(4,157)
Inventories	(1,134)	1,145
Prepaid expenses	844	(260)
Other current assets	2,955	(3,489)
Non-current investment in sales-type leases	170	(4,895)
Other assets	(1,782)	8,032
Accounts payable	99	(385)
Accrued compensation	(939)	(2,679)
Advance payments from customers	(6,581)	889
Accrued liabilities	(1,347)	1,203
Deferred service revenue	283	425
Deferred gross profit	(671)	2,783
Other long-term liabilities	1,476	20
Net cash (used in) provided by operating activities	(190)	3,303

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(118)	(677)
Purchases of short-term investments	—	(12)
Purchases of property and equipment	(555)	(520)
Net cash used in investing activities	(673)	(1,209)

Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to employee stock purchase plan and stock option exercises	4,676	2,223
Net cash provided by financing activities	4,676	2,223

Net increase in cash and cash equivalents	3,813	4,317
Cash and cash equivalents at beginning of period	60,856	29,536
Cash and cash equivalents at end of period	$64,669	$33,853

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2007, and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of, and for, the year ended December 31, 2006. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include prepaid expenses, other current assets, investment in sales-type leases, accrued compensation and advance payments from customers.

Our results of operations and cash flows for the three-month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007, or for any future period.

Use of estimates.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of consolidation.   The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Sales of accounts receivable.   We offer our customers multi-year, non-cancelable payment terms. For the three months ended March 31, 2007 and 2006, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.1 million and $13.8 million, respectively. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 31, 2007 and 2006, we transferred non-recourse accounts receivable totaling $7.1 million and $10.3 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At March 31, 2007 and December 31, 2006, accounts receivable included $2.3 million and $3.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded $1.4 million as of March 31, 2007 and $1.8 million as of December 31, 2006 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Dependence on key suppliers.   We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The sub-section of the contract for construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately four months’ notice. The sub-section of the contract for inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately six months’ notice.  This supplier accounted for approximately $2.4 million, or 12.7%, and $0.4 million, or 3.2%, of cost of goods sold for the three months ended March 31, 2007 and 2006, respectively. We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Income Taxes.   For the three months ended March 31, 2007, we recorded an income tax provision of $0.3 million as compared with $0.1 million for the corresponding period in 2006. We recorded a tax provision on the basis of regular and alternative minimum state and federal taxes. We currently have provided a full valuation allowance on our U.S. deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Our income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to our valuation allowance. See Note 12 for discussion of the adoption of Statement of Financial Accounting Standards Interpretation No. 48,”Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109,” or FIN 48.

Other comprehensive income.   Other comprehensive income is the same as net income for the three months ended March 31, 2007 and 2006.

Segment Information.   Omnicell manages its business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.  We have one operating segment, medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2007 and 2006, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

Newly Issued Accounting Standards.   In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No.159 expands the scope of what companies may carry at fair value and permits entities to choose, at specified election dates, to measure financial assets and financial liabilities at their fair value with related unrealized gains or losses recorded in earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007; however, in certain circumstances, earlier adoption is permitted. We are currently evaluating the impact of SFAS No. 159 on our consolidated statements of financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157,  “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No.157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We in in the process of adopting the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 157 on our consolidated statements of financial position, results of operations or cash flows.

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants computed using the treasury stock method.  The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Net income	$3,965	$1,016
Basic
Weighted average shares outstanding—basic	28,736	26,442
Net income per share—basic	$0.14	$0.04
Diluted:
Weighted average shares outstanding	28,736	26,442
Effect of dilutive options and restricted stock	1,832	1,353
Weighted average shares outstanding—diluted	30,568	27,795
Net income per share—diluted	$0.13	$0.04

Note 3. Stockholders’ Equity and Stock Option Plans

Share Purchase Rights Plan

On February 6, 2003, our board of directors approved the adoption of a Share Purchase Rights Plan, the Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.001 per share (the “Common Shares”). The dividend was payable on February 27, 2003 to the stockholders of record on that date.

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

Description of Share-Based Plans

Stock Option Plans.   Our 1999 Equity Incentive Plan (the “1999 Plan”) was adopted in September 1999 for the granting of incentive and nonqualified stock options, restricted stock units (“RSUs”), and rights to purchase common stock and common stock units to employees, directors and consultants. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments beginning from date of grant. Under the 1999 Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under our 1992 Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the 1999 Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our board of directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

In October 2006, the 1999 Plan was amended to permit grants of restricted stock awards and the board of directors approved an aggregate of 16,976 shares of restricted stock grants for our non-employee Directors. The restricted stock grants vested in full at the time of our 2007 Annual Meeting of Stockholders held on April 24, 2007. We consider the dilutive impact of this program in our diluted net income per share calculation.

The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock.  Expected future compensation expense relating to restricted shares outstanding is $0.1 million.  The status of  restricted stock granted under the 1999 Plan as of  March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	17	$18.85
Granted	—	—
Exercised(1)	2	$18.85
Forfeited or cancelled	—	—
Outstanding at March 31, 2007	15	$18.85
Exercisable at March 31, 2007	15	$18.85

(1)             Exercised options are fully vested as of March 31, 2007.

Our restricted stock units vest over a period of four years and are expensed ratably on a straight-line basis over the requisite service period. The fair value of restricted stock units under our restricted stock plans is the product of the number of shares granted at the grant date market price of our common stock. Expected future compensation expense relating to restricted stock units outstanding on March 31, 2007 is $2.0 million over a weighted average period of four years. The status of the restricted shares granted under the 1999 Plan as of March 31, 2007 and changes during the quarter ended March 31, 2007 is presented below:

	Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	15	$19.91
Granted	90	$20.95
Exercised(1)	—	—
Forfeited or cancelled	—	—
Outstanding at March 31, 2007	105	$20.80
Exercisable at March 31, 2007	105	$20.80

(1)             Exercised options are fully vested as of March 31, 2007.

On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding, or (ii) 3,000,000 shares.  After applying the formula, the total number of shares available for future issuance under the 1999 Plan on March 31, 2007 was 2,291,302.

In April 2003, our board of directors adopted the 2003 Equity Incentive Plan, the 2003 Plan. A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan.  479,722 shares are currently subject to our outstanding options under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

In February 2004, our board of directors adopted the 2004 Equity Incentive Plan, the 2004 Plan and, together with the 1999 Plan and the 2003 Plan, the Plans. A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with us. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose vesting at its discretion to any award. Options under the 2004 Plan generally expire ten years from the date of grant.

The board of directors shall administer the Plans unless and until the board of directors delegates administration to a committee. The board of directors may suspend or terminate the Plans at any time. The board of directors may also amend any of the Plans at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board of directors to the extent stockholder approval is necessary to satisfy the requirements of the NASDAQ Stock Market listing requirements.

If we sell, lease or dispose of all or substantially all assets or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Plans. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

A summary of option activity under the Plans as of March 31, 2007 is presented below:

Options:	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,238	$9.85
Granted	437	$20.90
Exercised	(468)	$7.70
Cancelled	(22)	$17.21
Forfeited	(34)	$11.32
Outstanding at March 31, 2007	5,151	$10.94
Exercisable at March 31, 2007 (1)	3,070	$9.17

(1)   Exercisable options are fully vested as of March 31, 2007.

Outstanding options at March 31, 2007 had a weighted-average remaining contractual life of 6.8 years and an aggregate intrinsic value of $51.5 million.  Exercisable options at March 31, 2007 had an aggregate intrinsic value of $36.1 million.  At March 31, 2007, there was $15.0 million of total unrecognized compensation cost related to non-vested stock options.

At March 31, 2007, the aggregate intrinsic value of options exercised was $1.6 million and the weighted-average fair value of options granted was $11.67.

At March 31, 2007, the total number of shares available for future issuance under all Plans was as follows (in thousands):

Reserved under the Plans	3,269
Reserved under the 1997 Employee Stock Purchase Plan	482
Total	3,751

At March 31, 2007, the following securities were exercisable under all Plans (in thousands):

Stock options	3,070
Restricted stock	15
Restricted stock units	105
Total	3,190

1997 Employee Stock Purchase Plan.   We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2007, 1,801,328 shares had been issued under the ESPP plan and a total of 481,902 shares of common stock are reserved for future issuance under the ESPP plan.

Note 4. Share-Based Compensation

We follow the provisions of FASB Statement No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), for share-based awards granted to employees and directors including employee stock option awards, restricted stock and restricted stock units and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with  SFAS No. 123(R).

The impact on our results for share-based compensation was as follows (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Cost of product and services	$393	$304
Research and development	253	193
Selling, general and administrative	2,011	1,669
Total share-based compensation expense	$2,657	$2,166
Impact on after tax net income per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.07

Share-based compensation capitalized in inventory at March 31, 2007 and 2006 was $0.1 million and $0, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$12,611	$11,809
Work in process	236	95
Finished goods	3,314	3,820
Total	$16,161	$15,724

During the three months ended March 31, 2007, we increased our provision for inventory valuation by $0.6 million. The increase in the provision was due primarily to charges taken with respect to end of life products.

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Net minimum lease payments to be received	$15,892	$15,920
Less unearned interest income portion	2,645	2,849
Net investment in sales-type leases	13,247	13,071
Less current portion(1)	3,202	2,856
Non-current net investment in sales-type leases(2)	$10,045	$10,215

The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2007 (remaining amount)	$3,615
2008	3,991
2009	3,652
2010	2,881
2011 and thereafter	1,753
Total	$15,892

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.3 million of March 31, 2007 and December 31, 2006.

Note 7. Other Assets

Other assets consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Long-term deposits	$354	$353
Goodwill and net purchased intangible assets (see Note 8)	4,843	4,924
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	516	670
Capitalized software development costs, net of accumulated amortization of $751 and $600 in 2007 and 2006, respectively	921	1,071
Non-current deferred service billings receivable	3,851	1,773
Other non-current assets	180	202
Other assets	$11,015	$9,343

Note 8. Goodwill and Net Purchased Intangibles

Intangible assets consist of the following (in thousands):

	March 31,	December 31,	Amortization
	2007	2006	Life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Patents and trademarks	147	—	5 years
Acquired technology	5,084	5,084	3-6 years
Total purchased intangible assets with finite lives	5,743	5,596
Accumulated amortization	(4,258)	(4,030)
Net purchased intangible assets	1,485	1,566
Goodwill	3,127	3,127	Indefinite
Trade name	231	231	Indefinite
Goodwill and net purchased intangible assets	$4,843	$4,924

Intangible assets increased by $0.1 million in the three months ended March 31, 2007 as a result of additional investment in patents and trademarks.  Amortization expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. Estimated annual expected amortization expense of intangible assets at March 31, 2007 is as follows (in thousands):

2007 (remaining amount)	$665
2008	578
2009	162
2010	80
Total	$1,485

Note 9. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$21,516	$21,858
Cost of sales, excluding installation costs	(8,223)	(7,894)
Deferred gross profit	$13,293	$13,964

Note 10. Accrued Liabilities

Accrued liabilities consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued GPO fees	$1,142	$1,584
Deferred rent	996	1,038
Accrued professional fees	711	1,179
Sales and use taxes payable	184	589
Other	—	30
Total	$3,033	$4,420

Note 11. Commitments and Contingencies

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$6,238	$1,588	$3,401	$833	$416
Commitments to contract manufacturers and suppliers(2)	733	733	—	—	—
Other contractual obligations(3)	125	125	—	—	—
Total	$7,096	$2,446	$3,401	$833	$416

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

Indemnification Arrangements and Guarantees.   As permitted under Delaware law and our amended and restated by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

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

Legal Proceedings

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

Note 12.  Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48,”Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109. FIN 48 is effective prospectively for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 beginning on January 1, 2007.  We recorded a $0.1 million cumulative effect of adopting FIN 48 as a charge to the opening balance of retained earnings as of January 1, 2007. The non-current liability for uncertain tax positions includes: a) a reclassification of our FASB No. 5,”Accounting for Contingencies,” or SFAS No. 5, reserves which meet recognition and measurement requirements of FIN 48; b) a tax reserve resulting from adoption of FIN 48 and c) an increase for interest expense and penalties on the uncertain tax positions. At March 31, 2007, current accruals with respect to tax reserves, interest and penalties on uncertain tax positions were not significant.  Interest and penalties were recorded as other income and expense in the Statement of Operations for the three months ended March 31, 2007, in accordance with our election under FIN 48. We expect no material change in our tax reserve balance in the next 12 months.  Effects on our income tax provision as a result of adoption of FIN 48 were not significant.

Our tax years 1995-2006 remain open to audit by the IRS. A tax reserve of $0.2 million will impact our effective tax rate upon resolution of the uncertainties.  No material impact is expected to other comprehensive income, goodwill, or APIC upon release of the liability.

In June 2006, the FASB issued Emerging Issues Task Force No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate.

We adopted the provisions of EITF No. 06-2 beginning on January 1, 2007, which allows for adoption under the retrospective method or as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We presented the change in accounting principle through a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007.  As required by EITF No. 06-2, compensation costs associated with sabbatical leave is recorded for all employees after the adoption of the provisions of EITF No. 06-2 on a straight-line basis over the four year accumulation period. These costs totaled $0.1 million in the quarter ended March 31, 2007.

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II — Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.

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

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America.  In 2006, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. In November 2006, we began manufacturing sub-assemblies at a single-source manufacturing supplier to provide increased manufacturing capacity. We also increased our inventory levels, allowing for greater levels of installations. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S. employees involved in sales, customer support and installation work remotely.

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

Trends in Our Business

For the three months ended March 31, 2007, revenue increased to $48.2 million from $34.1 million for the three months ended March 31, 2006.  We believe that three factors were primarily responsible for this growth:

•                  We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•                  We have delivered products with differentiated features that are designed to appeal to nurses and pharmacists; and

•                  The market environment of increased patient safety awareness and increased regulatory control has driven automation to be a priority in healthcare facilities’ capital budgets.

Our product backlog, grew to $120.5 million at March 31, 2007 from $114.0 million at December 31, 2006, as customer orders for our products continued to grow at a faster pace than we were able to install. Our customers require well-planned installations that provide them with a minimal amount of disruption. Installations, which coincide with full delivery of our obligations to our customers and therefore represent our point of revenue recognition, can take place anywhere from one week to 12 months or longer after an order is received for our products. Given our customers’ often lengthy installation schedules, we believe our current backlog level is appropriate for our industry and that the increase in backlog is an indicator of the success of our products in the marketplace and the increased attention we have given to carefully planning installations at large institutions and at new customer sites.

In the three months ended March 31, 2007, we used $0.2 million of cash from operating activities, from utilization of advance payments from customers combined with overall increases in accounts receivable balances due to continued growth in our revenues and primarily offset by net income. We also used $0.7 million in cash in investing activities in the purchase of property and equipment and investment in intellectual property. Proceeds from financing consisted of $4.7 million of cash from issuances of common stock pursuant to our equity incentive plans and employee stock purchase plan.  As a result, for the three months ended March 31, 2007, cash and cash equivalents increased $3.8 million to $64.7 million. For the three months ended March 31, 2006, net cash generated from operations was $3.3 million and we had a cash equivalents balance of $33.9 million.

Our ability to grow revenue is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete and our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

The growth we have experienced has also required a continued growth in our headcount. During the period ended March 31, 2007, we hired new staff members at all of our sites and in our field-based organizations. Our full-time employee headcount grew 2.2% to 638 at March 31, 2007 from 626 at December 31, 2006.

Gross profit as a percentage of revenues for the three months ended March 31, 2007 declined 2.2% from the three months ended March 31, 2006. This decrease in gross margin is primarily due to:  a) a change in the product mix sold; b) a greater proportion of sales to international distributors and c) a larger allocation of shared operating expenses absorbed by cost of revenues.  For the three months ended March 31, 2007, the mix of product installations was weighted towards lower margin products.  Sales to distributors carry a lower gross margin which was offset by reductions in our selling, installation and distribution expenses.  The larger allocation of shared operating expenses absorbed by cost of services and other revenues was based on our annual assessment of the allocation of shared operating expenses between various departments. As our departments associated with service and other revenues expand, a larger allocation of shared operating costs may decrease gross margin. We believe that our gross margin could continue to decline in 2007 as compared to 2006 due to changes in the product mix sold, as well as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross margin may be wholly or partially offset by revenue growth in 2007 as compared to 2006. We cannot predict the product mix we will sell, and therefore we do not anticipate that the decline in gross margin represents a trend or pattern in our business.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

•                  revenue recognition,

•                  estimating doubtful account for receivable reserves,

•                  valuation and impairment of goodwill, purchased intangible assets and other long lived assets,

•                  inventory valuation,

•                  valuation of share-based awards, and

•                  valuation in the accounting for taxes on income.

In the three months ended March 31, 2007, we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with sabbatical costs.  We had previously expensed sabbatical costs as incurred. We recorded a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007. As required by EITF No. 06-2, beginning in 2007, we recorded compensation costs associated with sabbatical leave for all employees. These costs totaled $0.1 million in the quarter ended March 31, 2007.

In the three months ended March 31, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109,” or FIN 48 which requires recognition of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recorded a cumulative-effect adjustment of $0.1 million to the opening balance of retained earnings as of January 1, 2007.

Newly Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated statements of financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 157,  “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. We are in the process of adopting the provisions of SFAS No. 157. We are currently evaluating the impact of SFAS No. 157 on our consolidated statements of financial position, results of operations and cash flows.

Results of Operations

	Three months ended March 31,
	2007		2006
	$	% of revenue	$	% of revenue
	(in thousands except percentages)
Revenues:
Product revenues	40,241	83.6%	26,472	77.5%
Service and other revenues	7,920	16.4%	7,665	22.5%
Total revenues	48,161	100%	34,137	100%
Cost of revenues:
Cost of product revenues	18,741	38.9%	12,179	35.7%
Cost of service and other revenues	4,178	8.7%	3,305	9.7%
Total cost of revenues	22,919	47.6%	15,484	45.4%
Gross profit	25,242	52.4%	18,653	54.6%
Operating expenses:
Research and development	3,385	7.0%	2,655	7.8%
Selling, general and administrative	18,363	38.1%	15,265	44.7%
Total operating expenses	21,748	45.1%	17,920	52.5%
Income from operations	3,494	7.3%	733	2.1%
Net other income and expense	747	1.5%	343	1.1%
Income before provision for income taxes	4,241	8.8%	1,076	3.2%
Provision for income taxes	276	0.6%	60	0.2%
Net income	3,965	8.2%	1,016	3.0%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months ended March 31, 2007 and 2006 and the percentage change between those periods:

	Three months ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Product revenues	$40,241	$26,472	52.0%
Cost of product revenues	18,741	12,179	53.9%
Gross profit	$21,500	$14,293	50.4%

Product revenues for the three months ended March 31, 2007 increased $13.8 million, or 52.0% from the same period in 2006. This increase was primarily due to increased unit volume of sales of medication and supply automation systems and central pharmacy products to new customers and secondarily from additional unit volume sales across our entire product line to existing customers.

Cost of product revenues for the three months ended March 31, 2007 increased by $6.6 million, or 53.9% from the same period in 2006. This increase was primarily due to a $4.3 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $1.4 million increase in labor costs and $0.4 million increase in each of small tools expense and allocated shared operating expenses.

For the three months ended March 31, 2007, gross profit on product revenues increased $7.2 million, or 50.4% from the same period in 2006, primarily as a result of higher product revenues.  Gross profit as a percentage of product revenues for the three months ended March 31, 2007 declined to 53.4% from 54.0% for the same period in 2006. This decrease was primarily due to lower margins associated with both the product mix sold and with sales to distributors.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months ended March 31, 2007 and 2006 and the percentage change between those periods:

	Three months ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Service and other revenues	$7,920	$7,665	3.3%
Cost of service and other revenues	4,178	3,305	26.4%
Gross profit	$3,742	$4,360	-14.2%

Service and other revenues include revenues from service and maintenance contracts and month-to-month lease revenue from rentals of automation systems. Service and other revenues for the three months ended March 31, 2007 increased by $0.3 million, or 3.3% from the same period in 2006. This increase was primarily due to the expansion of our installed base of automation systems and a resulting increase in number of support service contracts.

Cost of service and other revenues for the three months ended March 31, 2007 increased by $0.9 million, or 26.4% from the same period in 2006. This increase was primarily due to a $0.5 million increase in salary and benefits costs in support of the expanded service base and a $0.3 million increase in allocated shared operating expenses.

Gross profit on service and other revenues for the three months ended March 31, 2007 decreased $0.6 million, or 14.2% from the same period in 2006. This decrease in gross profit on service and other revenues was due primarily to higher costs associated with the expansion of our installed base and a larger allocation of shared operating expenses.

Operating Expenses

	Three months ended March 31,		% Change
	2007	2006	2006 to 2007
	(in thousands)
Research and development	$3,385	$2,655	27.5%
Selling, general and administrative	18,363	15,265	20.3%
Total operating expenses	$21,748	$17,920	21.4%

Research and Development.   Research and development expenses for the three months ended March 31, 2007 increased by $0.7 million, or 27.5% from the same period in 2006. Research and development expenses declined as a percentage of total revenues, representing 7.0% and 7.8% of total revenues in the three months ended March 31, 2007 and 2006, respectively.

The increase in research and development expenses was due mainly to a $0.7 million increase in labor costs based on an increase in headcount. We expect research and development expenses to grow due to planned additional spending to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative.   Selling, general and administrative expenses for the three months ended March 31, 2007 increased by $3.1 million, or 20.3% from the same period in 2006. Selling, general and administrative expenses declined as a percentage of total revenues, representing  38.1% and 44.7% of total revenues in the three months ended March 31, 2007 and 2006, respectively.

In the three months ended March 31, 2007, the increase in selling, general and administrative expenses was primarily due to a $3.5 million increase in labor costs based on an increase in headcount, a $0.3 million increase in share-based compensation charges associated with SFAS No. 123(R) and a $0.3 million increase in freight costs in support of our higher production and sales. These increases were partially offset by a $0.7 million decrease in allocated shared operating expenses. This decrease in allocated shared operating expenses absorbed in selling, general and administrative expense is associated with a lower rate of headcount growth over rates experienced in other departments.  We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and installation of customer orders.

Income Tax.  The income tax provision for the three months ended March 31, 2007 and 2006 consisted of both federal and state alternative minimum and other state taxes. Alternative minimum taxes apply due to utilization of net operating loss carry forwards which reduce our tax liabilities to minimum amounts. As a result, our effective tax rate for the three months ended March 31, 2007 was 5.6% and we estimate that our effective tax rate for 2007 will be 5.3%. The effective tax rate for 2006 was 7.2%.

	Three months ended March 31,
	2007	2006
Provision for income taxes	$276	$60

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders and which we believe we will install and bill within one year. We expect our product backlog will continue to grow slightly. At March 31, 2007, our product backlog increased $6.5 million, or 5.7% to $120.5 million from $114.0 million from December 31, 2006 and increased $43.3 million, or 56.1%, from $77.2 million as of March 31, 2006.

Liquidity and Capital Resources

We had cash and cash equivalents of $64.7 million at March 31, 2007 as compared to $60.9 million at December 31, 2006.

Operating Activities.  Operating activities used $0.2 million of cash during the three months ended March 31, 2007, compared to $3.3 million of cash generated during the same period in 2006.  Uses of cash from operating activities were utilization of $6.6 million in advance payments from customers. Other uses of cash were a $1.7 million increase in accounts receivable and a $1.8 million increase in service contract receivables which are reflective of our continued revenue growth and increases in our inventory in support of a higher installation base of $1.1 million.  These uses of cash were primarily offset by net income of $4.0 million and non-cash share-based compensation expenses related to overall headcount increases of $2.7 million. Additional sources of operating cash included $1.5 million from continuing growth of deferred service revenue and a $3.5 million cash receipt due to inventory transfers we made to a third-party manufacturer we use to build several of our sub-assemblies.

Investing Activities.  We used $0.7 million for investing activities during the three months ended March 31, 2007, compared to $2.2 million during the same period in 2006. Cash used in investing activities were lower in the first quarter of 2007 than in the same period in 2006 primarily due to lower investments in property and equipment and a lower use of cash related to intellectual property acquisitions.

Financing Activities.  In the three months ended March 31, 2007, we generated $4.7 million of cash from financing activities compared to the $2.2 million of cash received from financing activities during the same period in 2006. This increase was due increased proceeds from exercises of stock options and sales under our employee stock purchase plan.

As of March 31, 2007, we had $7.1 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 10, “Commitments and Contingencies,”  to our consolidated financial statements included in this Report for further information with respect to these commitments.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through the next 12 months. However, we may be required or choose to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

At March 31, 2007, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

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

Sensitivity Analysis

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates from actual year-end interest rates related to underlying exposure of product backlog described above. As of March 31, 2007 and December 31, 2006 the analysis indicated that this hypothetical market movements would have an adverse effect of approximately $0.4 million and $0.5 million, respectively, on our consolidated results of operations.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2007.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2006 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 were not yet completed, and therefore our disclosure controls and procedures as of March 31, 2007 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Control over Financial Reporting

In the year ended December 31, 2006, we identified one material weakness in our internal control over financial reporting as of that date, related to our financial reporting process. Controls pertaining to the timely review of reconciliations and account balances performed during the preparation of financial statements were not effective, impacting a number of accounts including lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation. The largest error was interest income associated with leases, resulting in a revision of quarterly financial data for 2006. The adjustments associated with these errors were recorded in the consolidated financial statements for the year ended December 31, 2006 filed with the SEC on March 23, 2007.  We are in the process of implementing the following remediation actions designed to address this material weakness: a) adding additional reconciliations and recalculations of lease receivable data; b) continuing to strengthen personnel through training of existing staff and hiring additional qualified personnel; c) defining roles and responsibilities throughout the accounting/finance organization; and d) improving processes and procedures to ensure timely reconciliations of all major balance sheet items. We will continue to perform the enhanced procedures as part of our normal closing process.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated position as of, and consolidated results of operations for the three months ended March 31, 2007.

There were no other changes in internal control over financial reporting in the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II___OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

Item 1A.                 RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.*

Our revenue grew by 27.3% in fiscal 2006 compared to fiscal 2005, and 41.1% in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. Our ability to continue to grow future revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

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

Our expense control is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets, and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products.

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

In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Share-based compensation expense recorded under SFAS No. 123(R) could make it more difficult and less favorable for us to grant stock options to employees in the future. If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

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

The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ information technology budgets. To the extent healthcare information technology spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

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

We have contracts with various group purchasing organizations, such as AmeriNet, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc., which enable us to more readily sell our products and services to customers represented by these organizations. Our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the period ended March 31, 2007, our common stock traded between $16.20 and $21.97 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute shareholder value and cause our stock price to decline.*

We frequently grant stock options to our employees. At March 31, 2007, we had options outstanding to purchase approximately 5.0 million shares of our common stock at exercise prices ranging from $1.80 to $20.95 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we recognized expense for share-based compensation related to employee stock options and employee stock purchases. We cannot assure you that the expense we are required to recognize measures the accurate value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.*

On January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.

As a result of the adoption of SFAS No. 123(R), beginning with fiscal 2006, our earnings were lower than they would have been had we not been required to adopt SFAS No. 123(R). This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.*

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, for the fiscal year ended December 31, 2006, we determined that controls pertaining to the timely review of reconciliations and account balances impacting lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation were not effective. The largest error was a misstatement of interest income associated with leases, resulting in a revision of quarterly financial data in 2006. As a result, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial reports, which could cause our stock price to decline.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of March 31, 2007, the balance of our unsold leases to U.S. government customers was $12.8 million.

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. In 2006, we secured a single source third-party manufacturer to build several of our sub-assemblies. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a single source partner to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In addition, this impact could damage customer relationships and any failure of a contractor to perform adequately could harm our business.

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

Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. We cannot assure you that we will file any patent applications in the future, that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third-party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.

We market software products. These software products include OmniLinkRx, SecureVault, OmniRx, OptiFlex, SafetyMed, OmniBuyer and OmniGate. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

Our products provide medication management and supply chain solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability.  Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. For example, in February 2007, we were named as a defendant in a lawsuit filed by the family and estate of a deceased patient that alleges that defects in the design of one of our products contributed to the patient’s death, which was allegedly caused by the administration of the wrong medication. Litigation with respect to liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition.  Also, in the event that any of our products are defective, we may be required to recall or redesign those products.

We may need additional financing in the future to meet our capital needs and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.

We intend to continue to expend substantial funds for research and development activities, product development, expansion of sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. We have an effective “shelf” registration statement which enables us to offer and sell, from time to time, up to a total dollar amount of $100 million of our debt and equity securities, in one or more offerings, which could cause our stockholders to experience dilution of their ownership interest and may cause our stock price to decline.

If our new product solutions do not achieve market acceptance, our sales and operating results will be affected.

We occasionally introduce new products. Our ability to achieve our business goals is dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

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

Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third-party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products we will either have to devote resources to independently develop, maintain and support the technologies ourselves or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products and in turn our business and prospects.

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

Government regulation of the healthcare industry could reduce demand for our products.*

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, or the Drug Enforcement Administration, or DEA, these products, or our future products, if any, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by FDA, DEA or other federal agencies could reduce the demand for our products and reduce our revenues.  In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by DEA.  The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Among other things, this legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by “covered entities,” which include pharmacies and other healthcare providers with which we do business.  The standards adopted to date include, among others, the “Standards for Privacy of Individually Identifiable Health Information,” which restrict the use and disclosure of personally identifiable health information by covered entities, and the “Security Standards,” which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information.  While we are not directly regulated as a covered entity under HIPAA, we are a “business associate” to many of our customers that are covered entities.  Many of these customers have required that we enter into written agreements governing the way we handle and safeguard any patient information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations.  A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may apply directly to us.  If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions.  In addition, we cannot predict the potential impact of future HIPAA standards and other federal and state privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of our customers to obtain, use or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

Anti-takeover provisions in our charter documents, our stockholders’ rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.*

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by the board of directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to the board of directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2007.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(1)	Bylaws of Omnicell, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3(3)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServve Trust Company, N.A.
10.1(4)	Omnicell Quarterly Executive Bonus Plan.
10.2(4)	Executive Officer Compensation.
10.3(5)	Severance Benefits Plan.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)             Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-57024), and amendments thereto, originally filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.

(2)             Previously filed as an exhibit to the Registrant’s annual report on Form 10-K (File No. 000-33043), and amendments thereto, originally filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.

(3)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 14, 2003, and incorporated herein by reference.

(4)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on April 10, 2007, and incorporated herein by reference.

(5)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on January 9, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 10, 2007
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(1)	Bylaws of Omnicell, Inc.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1 and 3.2
4.3(3)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServve Trust Company, N.A.
10.1(4)	Omnicell Quarterly Executive Bonus Plan.
10.2(4)	Executive Officer Compensation.
10.3(5)	Severance Benefits Plan.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

(1)             Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-57024), and amendments thereto, originally filed with the Securities and Exchange Commission on March 14, 2001, and incorporated herein by reference.

(2)             Previously filed as an exhibit to the Registrant’s annual report on Form 10-K (File No. 000-33043), and amendments thereto, originally filed with the Securities and Exchange Commission on March 28, 2003, and incorporated herein by reference.

(3)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 14, 2003, and incorporated herein by reference.

(4)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on April 10, 2007, and incorporated herein by reference.

(5)             Previously filed as an exhibit to the Registrant’s current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on January 9, 2007, and incorporated herein by reference.