Form 10-Q
period 2007-06-30
OMNICELL, Inc
filed 2007-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated file ☐

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock, $0.001 par value	34,017,464 shares

OMNICELL, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$172,137	$60,856
Accounts receivable, net	36,799	34,021
Inventories	14,124	15,724
Prepaid expenses	7,575	8,033
Current deferred tax asset	8,111	—
Other current assets	5,746	9,183
Total current assets	244,492	127,817
Property and equipment, net	5,246	5,226
Non-current investment in sales-type leases	12,265	12,244
Non-current deferred tax asset	4,796	—
Other assets	10,873	9,343
Total assets	$277,672	$154,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,581	$8,792
Accrued compensation	8,417	7,702
Advance payments from customers	481	9,124
Accrued liabilities	4,577	5,174
Deferred service revenue	8,529	7,707
Obligation resulting from sale of receivables	596	1,093
Deferred gross profit	17,658	13,964
Total current liabilities	48,839	53,556
Long-term deferred service revenue	13,341	10,083
Other long-term liabilities	439	995
Stockholders’ equity	215,053	89,996
Total liabilities and stockholders’ equity	$277,672	$154,630

(1) Information derived from our December 31, 2006 audited consolidated financial statements. The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product	$42,654	$28,491	$82,895	$54,963
Services and other revenues	9,168	7,765	17,088	15,430
Total revenue	51,822	36,256	99,983	70,393

Cost of revenues:
Cost of product revenues	19,556	12,949	38,297	25,128
Cost of services and other revenues	4,917	3,092	9,095	6,397
Total cost of revenues	24,473	16,041	47,392	31,525

Gross profits	27,349	20,215	52,591	38,868
Operating expenses:
Research and development	3,766	2,325	7,151	4,980
Selling, general, and administrative	19,402	16,030	37,765	31,295
Total operating expenses	23,168	18,355	44,916	36,275
Income from operations	4,181	1,860	7,675	2,593
Interest income	1,303	374	2,062	724
Other expense, net	30	23	42	30

Income before (benefit from) provision for income taxes	5,454	2,211	9,695	3,287
(Benefit from) provision for income taxes	(12,639)	78	(12,363)	138
Net income	18,093	$2,133	$22,058	$3,149

Net income per share:
Basic	$0.58	$0.08	$0.74	$0.12
Diluted	$0.55	$0.07	$0.70	$0.11

Shares used in computing net income per share:
Basic	31,003	27,149	29,869	26,765
Diluted	32,830	28,508	31,695	28,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended June 30
	2007	2006
Operating activities:
Net income	$22,058	$3,149

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,759	1,990
Provision for receivable reserves	212	—
Share-based stock compensation expense	5,197	4,066
Loss on sale of property and equipment	11	—
Provision for excess and obsolete inventories	1,199	782
Deferred taxes	(12,907)	—
Income tax benefits from employee stock option exercises	204	78
Changes in operating assets and liabilities:
Accounts receivable, net	(2,990)	(531)
Inventories	342	(1,357)
Prepaid expenses	458	(1,832)
Other current assets	2,940	(1,139)
Non-current investment in sales-type leases	(21)	(5,303)
Other non-current assets	(1,791)	(1,178)
Accounts payable	(211)	2,132
Accrued compensation	189	1,564
Advance customer payments	(8,643)	868
Accrued liabilities	(657)	(1,010)
Deferred service revenue	4,080	1,530
Deferred gross profit	3,694	3,290
Other long-term liabilities	(556)	(125)
Net cash provided by operating activities	14,567	6,974

Investing activities:
Acquisition of intangible and intellectual property	(196)	(677)
Purchases of short-term investments	—	(12)
Purchases of property and equipment	(1,333)	(1,069)
Net cash used in investing activities	(1,529)	(1,758)

Financing activities:

Issuance of stock under employee stock purchase plan and stock option exercises	8,012	9,015
Net proceeds from public offering of common stock	90,231	—
Net cash provided by financing activities	98,243	9,015
Net increase in cash and cash equivalents	111,281	14,231
Cash and cash equivalents at beginning of period	60,856	29,536
Cash and cash equivalents at end of period	172,137	43,767

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2007, and the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of, and for, the year ended December 31, 2006. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include prepaid expenses, other current assets, investment in sales-type leases, other non-current assets, accrued compensation and advance payments from customers.

Our results of operations for the three and six months ended June 30, 2007 and cash flows for the six month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007, or for any future period.

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

Sales of accounts receivable.   We offer our customers multi-year, non-cancelable payment terms. For the three and six months ended June 30, 2007, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $19.0 million and $28.1 million, respectively. Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $9.1 million and $22.9 million, respectively, for comparable periods in 2006. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 30, 2007 and 2006, we transferred non-recourse accounts receivable totaling $19.0 million and $18.1 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  At June 30, 2007 and December 31, 2006, accounts receivable included $4.6 million and $3.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  Due to the nature of the recourse clauses in certain of our sales arrangements, we have recorded $1.0 million as of June 30, 2007 and $1.8 million as of December 31, 2006 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Dependence on key suppliers.   We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The sub-section of the contract for construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately four months’ notice. The sub-section of the contract for inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately six months’ notice. Purchases from this supplier for the three and six months ended June 30, 2007 were approximately $3.1 million and $5.5 million, respectively.  We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Income Taxes.   For the six months ended June 30, 2007, we recorded an income tax benefit of $12.4 million as compared with an income tax expense of $0.1 million for the corresponding period in fiscal 2006.  The tax benefit for the six months ended June 30, 2007 primarily resulted from a partial release of the valuation allowance carried against our deferred tax assets.  The tax expense for the period ended June 30, 2006 was recorded for taxes due on minimum and alternative minimum state taxes and alternative minimum federal taxes.

During the three months ended June 30, 2007, we determined that it was more likely than not that we would have sufficient future taxable income to utilize a portion of our deferred tax assets and, as a result, we released approximately $12.4 million of valuation allowance against these assets during the quarter. For interim reporting, the effect of a change in judgment about the realizability of deferred tax assets should be recognized as of the date of the change.  The effective tax rate for subsequent interim periods for the remainder of the year should not be affected by this change in judgment.  We will continue to evaluate our ability to realize our deferred tax asset on a quarterly basis and adjust the valuation allowance against these deferred tax assets accordingly.

We believe there is a risk associated with our ability to utilize net operating losses, or NOLs, and have retained a valuation allowance offsetting net deferred tax assets of $24.9 million as of June 30, 2007.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, requires us to evaluate the realization of our deferred tax assets.  Circumstances leading to a change in judgment about our deferred tax assets included a secondary stock offering in May 2007 which will provide funding for additional growth opportunities, strong backlog, utilization of NOLs, recent cumulative history of profitability and a favorable near term business forecast.  These items, taken collectively lead us to believe a portion of our deferred tax assets will be realized.  The remaining portion of the deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized. The remaining deferred tax assets subject to a valuation allowance include temporary book-tax differences and NOLs related to stock options. These NOLs are approximately $9.9 million and the valuation allowance will be released when the NOLs are utilized to reduce cash taxes and an associated benefit will be to additional paid-in capital. Approximately $2.2 million of operating losses are fully offset by a valuation allowance due to limitations imposed by Internal Revenue Code 382.

Other comprehensive income.   Other comprehensive income is the same as net income for the three and six months ended June 30, 2007 and 2006.

Segment Information.   We manage our business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.  Our sole operating segment is medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and six months ended June 30, 2007 and 2006, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

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

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and warrants computed using the treasury stock method.  The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30.		Six Months Ended June 30.
	2007	2006	2007	2006
Basic:
Net income	$18,093	$2,133	$22,058	$3,149
Weighted average shares outstanding-basic	31,003	27,149	29,869	26,765
Net income per share-basic	$0.58	$0.08	$0.74	$0.12

Diluted:
Net income	$18,093	$2,133	$22,058	$3,149
Weighted average shares of common stock outstanding	31,003	27,149	29,869	26,765
Add: Dilutive effect of employee stock options and warrants	1,827	1,359	1,826	1,395
Weighted average shares outstanding—diluted	32,830	28,508	31,695	28,160
Net income per share-diluted	$0.55	$0.07	$0.70	$0.11

Note 3. Stockholders’ Equity and Stock Option Plans

Share Purchase Rights Plan

On February 6, 2003, our board of directors approved the adoption of a Share Purchase Rights Plan, the Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock, par value $0.001 per share. The dividend was payable on February 27, 2003 to the stockholders of record on that date.

The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding share of our common stock (an “Acquiring Person”) or (ii) 10 business days (or such later date as may be determined by action of the board of directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between us and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of the Company’s common stock. At no time will the Rights have any voting power. The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by Omnicell.

Description of Share-Based Plans

Stock Option Plans. Our 1999 Equity Incentive Plan, or the 1999 Plan, was adopted in September 1999 for the granting of incentive and nonqualified stock options, restricted stock units, or RSUs, and rights to purchase common stock and common stock units to employees, directors and consultants. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments beginning from date of grant. Under the 1999 Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under our 1992 Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the 1999 Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our board of directors. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

In October 2006, the 1999 Plan was amended to permit grants of restricted stock awards to non-employee Directors. The board of directors determines the price, which is equal to the market price of the stock on the date of the grant, the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant.  We consider the dilutive impact of this program in our diluted net income per share calculation.

The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted and the grant date market price of our common stock on the grant date.  Expected future compensation expense relating to restricted shares outstanding is $0.3 million.  A summary of activity of restricted stock granted under the 1999 Plan as of June 30, 2007 is presented below:

	Restricted Stock (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	17	$18.85
Granted	14	22.63
Vested	(17)	18.85
Forfeited or cancelled	—	—
Nonvested at June 30, 2007	14	$22.63

Our RSUs vest over a period of four years and are expensed ratably on a straight-line basis over the requisite service period. The fair value of RSUs under our the 1999 plan is the product of the number of shares granted and the grant date market price of our common stock on the grant date.  Expected future compensation expense relating to RSUs outstanding on June 30, 2007 is $2.1 million over a weighted-average period of four years. A summary of activity of restricted shares granted under the 1999 Plan as of June 30, 2007 is presented below:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	15	$19.91
Granted	99	20.91
Vested	(10)	20.95
Forfeited or cancelled	(8)	20.95
Nonvested at June 30, 2007	96	$18.83

On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding,  (ii) 3,000,000 shares, or (iii) such other lesser amount as may be determined by our board of directors.  As of June 30, 2007, there were a total of 1,871,905 shares reserved for future issuance under the 1999 Plan.

In April 2003, our board of directors adopted the 2003 Equity Incentive Plan, or the 2003 Plan. A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan.  As of June 30, 2007, 340,933 shares are currently subject to outstanding options under the 2003 Plan.  As of June 30, 2007, there were a total of 145,756 shares reserved for future issuance under the 2003 Plan.  The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

In February 2004, our board of directors adopted the 2004 Equity Incentive Plan, or the 2004 Plan and, together with the 1999 Plan and the 2003 Plan, the Plans. A total of 200,000 shares of common stock has been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual’s entering into employment with us.

Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2004 Plan generally expire ten years from the date of grant.

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

A summary of option activity under the Plans as of June 30, 2007 is presented below:

Options:	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	5,238	$9.85
Granted	603	21.15
Exercised	(847)	8.19
Cancelled	(141)	14.20
Forfeited	(23)	17.17
Outstanding at June 30, 2007	4,830	11.39
Exercisable at June 30, 2007 (1)	2,962	$9.55

(1)   Exercisable options are fully vested as of June 30, 2007.

Outstanding options at June 30, 2007 had a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of $45.3 million.  Exercisable options at June 30, 2007 had an aggregate intrinsic value of $33.3 million.  At June 30, 2007, there was $13.9 million of total unrecognized compensation cost related to non-vested stock options.

At June 30, 2007, the aggregate intrinsic value of options exercised was $11.6 million and the weighted-average fair value of options granted was $11.46.

At June 30, 2007, the total number of shares available for future issuance under all Plans was as follows (in thousands):

Reserved under the Plans	2,218
Reserved under the 1997 Employee Stock Purchase Plan	908
Total	3,126

1997 Employee Stock Purchase Plan.   We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2007, 1,801,328 shares had been issued under the ESPP.  On January 1 of each year, the number of shares reserved for issuance under the ESPP plan  increases automatically by the lesser of (i) 1.5% of the total number of shares of our common stock outstanding, (ii) 750,000 shares, or (iii) such other lesser amount as may be determined by our board of directors.  As of June 30, 2007, there were a total of 907,801 shares reserved for future issuance under the ESPP plan.

Secondary Offering

In May 2007, we issued 4,485,000 shares of our common stock in a public offering at an offering price of $21.50 per share.  The net proceeds to us, net of underwriting discounts and after deducting offering expenses of $6.2 million, were $90.2 million.

Note 4. Share-Based Compensation

We follow the provisions of FASB Statement No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with  SFAS No. 123(R).

The impact on our results for share-based compensation was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of product and services	$331	$221	$725	$524
Research and development	231	165	485	358
Selling, general and administrative	1,976	1,514	3,987	3,184
Total share-based compensation expense	$2,538	$1,900	$5,197	$4,066

Share-based compensation capitalized in inventory at June 30, 2007 and 2006 was $0.1 million.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$10,272	$11,809
Work in process	298	95
Finished goods	3,554	3,820
Total	$14,124	$15,724

During the three and six months ended June 30, 2007, we increased our provision for inventory valuation by $0.6 million and $1.2 million, respectively.

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Net minimum lease payments to be received	$17,654	$17,949
Less unearned interest income portion	2,312	2,849
Net investment in sales-type leases	15,342	15,100
Less current portion(1)	3,077	2,856
Non-current net investment in sales-type leases(2)	$12,265	$12,244

The minimum lease payments under sales-type leases as of June 30, 2007:

2007 (remaining amount)	$2,190
2008	4,369
2009	4,331
2010	3,563
2011	1,972
Thereafter	1,229
Total	$17,654

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.3 million as of June 30, 2007 and December 31, 2006.

Note 7. Other Assets

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Long-term deposits	$348	$353
Goodwill and net purchased intangible assets (see Note 8)	4,663	4,924
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	357	670
Capitalized software development costs, net of accumulated amortization of $901 and $600 in 2007 and 2006, respectively	771	1,071
Non-current deferred service billings receivable	4,226	1,773
Other non-current assets	158	202
Other assets	10,873	$9,343

Note 8. Goodwill and Net Purchased Intangibles

Intangible assets consist of the following (in thousands):

	June 30,	December 31,	Amortization
	2007	2006	Life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Patents and trademarks	196	—	5 years
Acquired technology	5,084	5,084	3-6 years
Total purchased intangible assets with finite lives	5,792	5,596
Accumulated amortization	(4,487)	(4,030)
Net purchased intangible assets	1,305	1,566
Goodwill	3,127	3,127	Indefinite
Trade name	231	231	Indefinite
Goodwill and net purchased intangible assets	$4,663	$4,924

Intangible assets increased by $0.2 million for the six months ended June 30, 2007 as a result of additional investment in patents and trademarks.  Amortization expense totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2007, respectively. Amortization expense was $0.3 million and $0.6 million for the same periods during  2006. Estimated annual expected amortization expense of intangible assets at June 30, 2007 is as follows (in thousands):

2007 (remaining amount)	$447
2008	597
2009	181
2010	80
Total	$1,305

Note 9. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$27,302	$21,858
Cost of sales, excluding installation costs	(9,644)	(7,894)
Deferred gross profit	$17,658	$13,964

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued GPO fees	$1,536	$1,584
Deferred rent	918	1,038
Accrued professional fees	430	1,179
Sales and use taxes payable	639	589
Customer refunds	929	629
Other	125	155
Total	4,577	$5,174

Note 11. Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2007 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$7,957	$1,197	$4,489	$1,855	$416
Commitments to contract manufacturers and suppliers(2)	1,540	1,540	—	—	—
Other contractual obligations(3)	175	175	—	—	—
Total	$9,672	$2,912	$4,489	$1,855	$416

(1)           Commitments under operating leases relate primarily to leasehold property.  During the three months ended June 30, 2007, we entered into a new lease agreement for 18,333 square feet of office space in Mountain View, California.

(2)           We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

(3)           As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 beginning January 2005.  Also included is a lease deposit of $50,000.

Indemnification Arrangements and Guarantees.   As permitted under Delaware law and our amended and restated bylaws and amended and restated certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, we have a directors’ and officers’ insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, we undertake indemnification obligations in the ordinary course of business in connection with, among other things, the licensing of our products and the provision of our technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business affiliates or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments which we may be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, it may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, in the recent past, we have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation.

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

Note 12.  Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109. FIN 48 is effective prospectively for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 beginning on January 1, 2007.  We recorded a $0.1 million cumulative effect of adopting FIN 48 as a charge to the opening balance of retained earnings as of January 1, 2007. The non-current liability for uncertain tax positions includes: a) a reclassification of our FASB No. 5, “Accounting for Contingencies,” or SFAS No. 5, reserves, which meet recognition and measurement requirements of FIN 48; b) a tax reserve resulting from adoption of FIN 48 and c) an increase for interest expense and penalties on the uncertain tax positions. At June 30, 2007, current accruals with respect to tax reserves, interest and penalties on uncertain tax positions were not significant.  Interest and penalties were recorded as other income and expense in the Condensed ConsolidatedStatement of Operations for the three and six months ended June 30, 2007, in accordance with our election under FIN 48.  During the quarter ended June 30, 2007, uncertain tax positions were resolved resulting in a decrease in FIN 48 liability by approximately $0.1 million.  Effects on our income tax position as a result of the resolution of tax uncertainties were not significant. We expect further changes in our tax reserve balance in the next 12 months as a result of expiration of the statute of limitations related to foreign tax filings.  These changes may result in decrease in the total amount of unrecognized tax liability of less than $0.1 million.

Our tax years 1995 to 2006 remain open to audit by the Internal Revenue Service. A tax reserve of $0.1 million will impact our effective tax rate upon resolution of the uncertainties.  No material impact is expected to other comprehensive income, goodwill, or additional paid-in capital upon release of the liability.

In June 2006, the FASB issued Emerging Issues Task Force No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate.

We adopted the provisions of EITF No. 06-2 beginning on January 1, 2007, which allows for adoption under the retrospective method or as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We presented the change in accounting principle through a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007.  As required by EITF No. 06-2, compensation costs associated with sabbatical leave is recorded for all employees after the adoption of the provisions of EITF No. 06-2 on a straight-line basis over the four year accumulation period. These expenses totaled $0.3 million and $0.4 million for the three and six months ended June 30, 2007.

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

Trends in Our Business

During the three and six months ended June 30, 2007, we continued to implement our growth strategy.  Revenues for the three months ended June 30, 2007 increased to $51.8 million, up from $36.3 million from the same period in 2006. Revenues for the six months ended June 30, 2007 increased to $100.0 million, up from $70.4 million from the same period in 2006. We believe that three factors were primarily responsible for this growth:

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

Our product backlog grew to $131.4 million at June 30, 2007 from $113.8 million at December 31, 2006, as customer orders for our products continued to grow at a faster pace than we installed customer orders. Our customers require well-planned installations that provide them with a minimal amount of disruption. Installations, which coincide with full delivery of our obligations to our customers and therefore represent our point of revenue recognition, can take place anywhere from one week to 12 months or longer after an order is received for our products. Given our customers’ often lengthy installation schedules, we believe our current backlog level is appropriate for our industry and that the increase in backlog is an indicator of the success of our products in the marketplace and the increased attention we have given to carefully planning installations at large institutions and at new customer sites.

In the six months ended June 30, 2007, operating activities provided an additional $14.6 million of cash.  The increase is due to our expenses growing slower than the rate of our revenue growth combined with working capital from operations.  We also used $1.5 million in cash in investing activities for purchases of property and equipment and investments in intellectual property. Proceeds from financing consisted of $8.0 million of cash from issuances of common stock pursuant to our equity incentive plans and employee stock purchase plan, and net proceeds of $90.2 million from the sale and issuance of 4,485,000 shares of our common stock in a public  offering. As a result, for the six months ended June 30, 2007, cash and cash equivalents increased from $111.3 million at December 31, 2006 to $172.1 million at June 30, 2007. For the six months ended June 30, 2006, net cash generated from operations was $7.0 million and we had a cash equivalents balance of $43.8 million.

Our ability to grow revenue is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

The growth we have experienced has also required a continued growth in our headcount. During the period ended June 30, 2007, we hired new staff members at all of our sites and in our field-based organizations. Our full-time employee headcount grew 8.0% to 676 at June 30, 2007 from 626 at December 31, 2006.

Gross profit as a percentage of revenues for the three months ended June 30, 2007 declined 3.0% from the same period in 2006.  Gross profit as a percentage of revenues for the six months ended June 30, 2007 declined 2.6% from the same period in 2006.  For the three and six months ended June 30, 2007, the decreases in gross profit are primarily due to a larger allocation of shared operating expenses absorbed by cost of revenues, lower sales of higher margin lease renewals and higher infrastructure costs, such as information technology equipment and services to support our future growth.  The larger allocation of shared operating expenses absorbed by cost of services and other revenues was based on our annual assessment of the allocation of shared operating expenses between various departments. As our departments associated with service and other revenues expand, a larger allocation of shared operating costs may decrease gross margin.

We cannot predict the product mix we will sell and therefore we do not anticipate that the decline in our gross margin represents a trend or pattern in our business.  However, our gross margin could continue to decline in 2007 as compared to 2006 due to changes in the product mix sold and the continuing effect of a larger allocation of shared operating expenses absorbed by cost of revenues, as well as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross margin may be wholly or partially offset by revenue growth in 2007 as compared to 2006.

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

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

•      revenue recognition,

•      estimating doubtful account for receivable reserves,

•      valuation and impairment of goodwill, purchased intangible assets and other long lived assets,

•      inventory valuation,

•      deferred tax asset valuation allowance in the accounting for taxes on income, and

•      share-based compensation expense.

Beginning in the first quarter of 2007, we adopted the provisions of  EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with sabbatical costs.  We had previously expensed sabbatical costs as incurred. We recorded a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007. We recognized compensation expenses associated with sabbatical leave for all employees of $0.3 million and $0.4 million during the three months and six months ended June 30, 2007.

Beginning in the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109,” or FIN 48, which requires recognition of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

We recorded a cumulative-effect adjustment of $0.1 million to the opening balance of retained earnings as of January 1, 2007.  We recognized income tax benefit associated with a reduction of our FIN 48 liability of $0.1 million for the three months and six months ended June 30, 2007.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Product revenue	42,654	82.3%	28,491	78.6%	82,895	82.9%	54,963	78.1%
Service and other revenues	9,168	17.7%	7,765	21.4%	17,088	17.1%	15,430	21.9%
Total revenues	51,822	100.0%	36,256	100.0%	99,983	100.0%	70,393	100.0%
Cost of revenues:
Cost or product revenues	19,556	37.7%	12,949	35.7%	38,297	38.3%	25,128	35.7%
Cost of service and other revenues	4,917	9.5%	3,092	8.5%	9,095	9.1%	6,397	9.1%
Total cost of revenues	24,473	47.2%	16,041	44.2%	47,392	47.4%	31,525	44.8%
Gross profit	27,349	52.8%	20,215	55.8%	52,591	52.6%	38,868	55.2%
Operating expenses:
Research and development	3,766	7.3%	2,325	6.4%	7,151	7.2%	4,980	7.1%
Selling, general and administrative	19,402	37.4%	16,030	44.2%	37,765	37.8%	31,295	44.5%
Total operating expenses	23,168	44.7%	18,355	50.6%	44,916	45.0%	36,275	51.6%
Income from operations	4,181	8.1%	1,860	5.2%	7,675	7.6%	2,593	3.6%
Interest income	1,303	2.5%	374	1.0%	2,062	2.1%	724	1.0%
Other expense, net	30	0.1%	23	0.1%	42	0.0%	30	0.0%
Income before (benefit from) provision for income taxes	5,454	10.5%	2,211	6.1%	9,695	9.7%	3,287	4.7%
(Benefit from) provision for income taxes	(12,639)	(24.4)%	78	0.2%	(12,363)	(12.4)%	138	0.2%
Net income	18,093	34.9%	2,133	5.9%	22,058	22.1%	3,149	4.5%

Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and six months ended June 30, 2007 and 2006 and the percentage change between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Product revenues	$42,654	$28,491	49.7%	$82,895	$54,963	50.8%
Cost of product revenues	19,556	12,949	51.0%	38,297	25,128	52.4%
Gross profit	$23,098	$15,542	48.6%	$44,598	$29,835	49.5%

Product revenues for the three months ended June 30, 2007 increased $14.2 million, or 49.7% from the same period in 2006. Product revenues for the six months ended June 30, 2007 increased $27.9 million, or 50.8% from the same period in

2006. The increase in product revenue for the three and six months ended June 30, 2007 was primarily due to increased unit volume of sales of medication and supply automation systems and central pharmacy products to new customers and secondarily from additional unit volume sales across our entire product line to existing customers.

Gross profit on product revenues for the three months ended June 30, 2007 increased $7.6 million, or 48.6% from the same period in 2006. Gross profit as a percentage of product revenues for the three months ended June 30, 2007 declined to 54.1% from 54.6% for the same period in 2006.  Gross profit on product revenues for the six months ended June 30, 2007 increased $14.8 million, or 49.5% from the same period in 2006. Gross profit as a percentage of product revenues for the six months ended June 30, 2007 declined to 53.8% from 54.3% for the same period in 2006. The absolute dollar increase of gross margin for the three and six months ended June 30, 2007 was primarily as a result of higher product revenues. The decrease in gross profit on product revenue for the three and six months ended June 30, 2007 was primarily due to a larger allocation of shared operating expenses absorbed by cost of revenues and secondarily, to lower sales of higher margin lease renewals as well as increased spending in information technology  infrastructure to support our increasing sales volumes.

Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and six months ended June 30, 2007 and 2006 and the percentage change between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Service and other revenues	$9,168	$7,765	18.1%	$17,088	$15,430	10.7%
Cost of service and other revenues	4,917	3,092	59.0%	9,095	6,397	42.2%
Gross profit	$4,251	$4,673	(9.0)%	$7,993	$9,033	(11.5)%

Service and other revenues include revenues from service and maintenance contracts and month-to-month lease revenue from rentals of automation systems. Service and other revenues for the three months ended June 30, 2007 increased by $1.4 million, or 18.1% from the same period in 2006. Service and other revenues for the six months ended June 30, 2007 increased by $1.7 million, or 10.7% from the same period in 2006. This increase was primarily due to the expansion of our installed base of automation systems and a resulting increase in number of customer support service contracts

Gross profit on service and other revenues for the three months ended June 30, 2007 decreased $0.4 million, or 9.0% from the same period in 2006. Gross profit on service and other revenues for the six months ended June 30, 2007 decreased $1.0 million, or 11.5% from the same period in 2006. This decrease in gross profit on service and other revenues for the three and six months ended June 30, 2007 was primarily due to higher costs associated with the expansion of our installed base, improving our customer responsiveness and a larger allocation of shared operating expenses.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Research and development	$3,766	$2,325	62.0%	$7,151	$4,980	43.6%
Selling, general and administrative	19,402	16,030	21.0%	37,765	31,295	20.7%

Total operating expenses	$23,168	$18,355	26.2%	$44,916	$36,275	23.8%

Research and Development.   Research and development expenses for the three months ended June 30, 2007 increased by $1.4 million, or 62.0% from the same period in 2006. Research and development expenses increased as a percentage of total revenues, representing 7.3% and 6.4% of total revenues for the three months ended June 30, 2007 and 2006, respectively. Research and development expenses for the six months ended June 30, 2007 increased by $2.2 million, or 43.6% from the same period in 2006. Research and development expenses increased as a percentage of total revenues, representing 7.2% and 7.1% of total revenues for the six months ended June 30, 2007 and 2006, respectively.  The increase in research and development expenses was due primarily to a $1.4 million and $2.1 million increase in labor and related expenses for the three and six months ended June 30, 2007, respectively.  We expect research and development expenses to continue to grow due to planned additional spending to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative.   Selling, general and administrative expenses for the three months ended June 30, 2007 increased by $3.4 million, or 21.0% from the same period in 2006. Selling, general and administrative expenses declined as a percentage of total revenues, representing 37.4% and 44.2% of total revenues for the three months ended June 30, 2007 and 2006, respectively. Selling, general and administrative expenses for the six months ended June 30, 2007 increased by $6.5 million, or 20.7% from the same period in 2006. Selling, general and administrative expenses declined as a percentage of total revenues, representing 37.8% and 44.5% of total revenues for the three months ended June 30, 2007 and 2006, respectively.

In the three months ended June 30, 2007, the increase in selling, general and administrative expenses was primarily due to a $2.7 million increase in labor costs, including a $0.5 million increase in share-based compensation charges associated with SFAS No. 123(R) and a $0.6 million increase in finder’s fees from group purchasing organizations, reflecting higher sales volume.  In the six months ended June 30, 2007, the increase in selling, general and administrative expenses was primarily due to a $6.1 million increase in labor costs, including a $0.8 million increase in share-based compensation charges associated with SFAS No. 123(R) and a $0.7 million increase in finder’s fees from group purchasing organizations, reflecting higher sales volume. These increases were partially offset by a $0.2 million decrease in seasonal advertising expenses.  We expect selling, general and administrative expenses to continue to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and installation of customer orders.  As a percentage of revenues, selling, general and administrative expenses declined to 37.8% for the six months ended June 30, 2007 from 44.5% for the same period in 2006. This decline was primarily due to a higher allocation of shared operating expenses to cost of sales, together with increased efficiencies in both sales and administrative functions as sales volumes have grown. We expect further, yet more modest efficiency benefits as sales continue to grow and once infrastructure investments are complete.

Interest Income

The increase in interest income for the three and six months ended June 30, 2007 over the comparable periods in 2006 was primarily due to  higher average cash and cash equivalents balances as a result of the $90.2 million in net cash proceeds from our public offering of common stock in May 2007 and the impact of higher interest rates in 2007 as compared to 2006.  We anticipate interest income to continue to increase in the third quarter of 2007.

	Three Months Ended June 30,			Six months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Interest Income	$1,303	$374	248.4%	$2,062	$724	184.8%

(Benefit from) Provision for Income Taxes

Comparison of the three and six months ended June 30, 2007 and 2006, (in thousands):

	Three month period ended June 30,		Six month period ended June 30,
	2007	2006	2007	2006
(Benefit from) provision for income taxes	$(12,639)	$78	$(12,363)	$138

The tax benefit for the three and six months ended June 30, 2007 consisted of the partial release of a valuation allowance carried on deferred tax assets, offset by taxes due on minimum and alternative minimum federal and state taxes and resolution of certain FIN 48 tax exposures.  The income tax provision for the three months and six months ended June 30, 2006 consisted of both federal and state alternative minimum and other state taxes. Alternative minimum taxes apply due to utilization of net operating loss carry forwards which reduce our tax liabilities to minimum amounts.  For the three and six months ended June 30, 2006, there was no tax impact relating to the valuation allowance carried on deferred tax assets.

We believe there is a risk associated with our ability to utilize net operating losses, or NOLs, and have retained a valuation allowance offsetting net deferred tax assets of $24.9 million as of June 30, 2007.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS 109, requires us to evaluate the realization of our deferred tax assets.  Circumstances leading to a change in judgment about our deferred tax assets included a secondary stock offering in May 2007 which will provide funding for additional growth opportunities, strong backlog, utilization of NOLs, recent cumulative history of profitability and a favorable near term business forecast.  These items, taken collectively lead us to believe a portion of our deferred tax assets will be realized.  The remaining portion of the deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized. The remaining deferred tax assets subject to a valuation allowance include temporary book-tax differences and NOLs related to stock options. These NOLs are approximately $9.9 million and the valuation allowance will be released when the NOLs are utilized to reduce cash taxes and an associated benefit will be to additional paid-in capital. Approximately $2.2 million of operating losses are fully offset by a valuation allowance due to limitations imposed by Internal Revenue Code 382.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders and which we believe we will install and bill within one year. We expect our product backlog will continue to grow over time. At June 30, 2007, our product backlog was $131.3 million , a $44.4 million or 51.1% increase from the comparable prior period of 2006, and a $17.6 million or 15.5% increase from December 31, 2006.

Liquidity Sources, Requirements and Contractual Cash Commitments

 At June 30, 2007, we had working capital of $195.7 million. Our principal sources of liquidity as of June 30, 2007 consisted of $172.1 million in cash and cash equivalents and cash we expect to generate from future operations.

In May 2007, we closed the sale and issuance of  4,485,000 shares of our common stock to the public at a price of $21.50 per share.  The sale of our common stock yielded proceeds of approximately $90.2 million, net of underwriting discounts and offering expenses.  We intend to apply the net proceeds towards potential licenses and acquisitions of complementary technologies, products and companies, general corporate purposes and working capital.

Operating Activities.  Operating activities provided $14.6 million of cash for the six months ended June 30, 2007, compared to $7.0 million of cash generated during the same period in 2006.  This increase in cash was due to higher operating income resulting from our increased sales volume and interest income earned. More specifically, contributors to the increase of cash from operations in the six months ended June 30, 2007 were net income of $22.1 million, less $12.9 million relating to the partial release of a valuation allowance carried on deferred tax assets, non-cash adjustments to income for depreciation and amortization of $1.8 million, $5.2 million of equity compensation expense due to SFAS No. 123(R) and a $1.2 million provision for excess and obsolete inventories, as well as increases of $2.9 million in other current assets, $3.7 million in deferred gross profit and $4.1 million in deferred service revenue.  These amounts were offset by decreases of $8.6 million in advance customer payments, $3.0 million in accounts receivable and $1.8 million in other non-current assets.

Investing Activities.  We used $1.5 million for investing activities during the six months ended June 30, 2007, compared to $1.8 million during the same period in 2006. Cash used in investing activities was lower in the first six months of 2007 than in the same period in 2006 primarily due to lower use of cash related to intellectual property acquisitions.

Financing Activities.   Net cash provided by financing activities totaled  $98.2 million for the first six months of 2007, of which $8.0 million was provided by the sale of common stock through our stock option and employee stock purchase plans and approximately $90.2 million of net proceeds from the sale and issuance of 4,485,000 shares of our common stock to the public. Net cash provided by financing activities was $9.1 million for the same period in 2006 and was provided by the sale of common stock through our stock option and employee stock purchase plans.

Since the close of our public offering in May 2007, our principal liquidity requirements have been to meet our working capital and capital expenditure needs.    Depending on the continuing demand for our products and growth in our sales, we may decide to make additional investments to support our business in the future through acquisitions and product development. Our operating expenses and cost of providing services may increase as a result of the need to hire additional personnel to support our continued sales growth and marketing efforts.  We plan to fund our short-term operations from our current cash balances and cash generated from operations.

As of June 30, 2007, we had $9.7 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report for further information with respect to these commitments.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 12 months.

At June 30, 2007, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hold our assets primarily in cash and cash equivalents in instruments with terms of less than 90 days, such as short-term marketable debt securities, money market funds and other cash equivalents. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2007, the fair value of cash and cash equivalents would not change by a material amount.

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

Sensitivity Analysis

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates from actual year-end interest rates related to underlying exposure of product backlog described above. As of June 30, 2007 and December 31, 2006 the analysis indicated that this hypothetical market movements would have an adverse effect of approximately $0.3 million and $0.5 million, respectively, on our condensed consolidated results of operations.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2007.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2006 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 were not yet completed, and therefore our disclosure controls and procedures as of June 30, 2007 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

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

As of June 30, 2007, our remediation efforts related to the material weakness which existed as of December 31, 2006 are substantially complete; however, we and our independent registered public accounting firm have not completed testing of the enhanced internal controls over financial reporting. Our efforts to remediate and test controls surrounding the material weakness will continue during fiscal 2007.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated position as of, and consolidated results of operations for the six months ended June 30, 2007.

There were no other changes in internal control over financial reporting in the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.*

Our revenue grew by 27.3% in fiscal 2006 compared to fiscal 2005, and 42.9% and 42.0% in the three and six months ended June 30, 2007 compared to the same period in 2006. Our ability to continue to grow future revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the six month period ended June 30, 2007, our common stock traded between $16.52 and $24.21 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•       changes in our operating results;

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

We have outstanding options that have the potential to dilute shareholder value and cause our stock price to decline.*

We frequently grant stock options to our employees. At June 30, 2007, we had options outstanding to purchase approximately 4.8 million shares of our common stock at exercise prices ranging from $1.80 to $23.86 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.*

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, for the fiscal year ended December 31, 2006, we determined that controls pertaining to the timely review of reconciliations and account balances impacting lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation were not effective. The largest error was a misstatement of interest income associated with leases, resulting in a revision of quarterly financial data in 2006. As a result, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006.  As of June 30, 2007, our remediation efforts related to the material weakness which existed as of December 31, 2006 are substantially complete, but we and our independent registered public accounting firm have not yet completed testing of the enhanced internal controls over financial reporting. If, upon testing, we find such remediation efforts have not been effective, or if we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial reports, which could cause our stock price to decline.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of June 30, 2007, the balance of our unsold leases to U.S. government customers was $12.3 million.

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

We may need additional financing in the future to meet our capital needs and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.*

We intend to continue to expend substantial funds for research and development activities, product development, expansion of sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.

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

Anti-takeover provisions in our charter documents, our stockholders’ rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholders on April 24, 2007.  The results of the voting were as follows:

1. Proposal to elect three Class III directors to hold office until our 2010 Annual Meeting of Stockholders, and to redesignate one Class I director to Class II and elect her to hold office for the remaining Class II term until our 2009 Annual Meeting of Stockholders or until his or her successor has been duly elected and qualified:

Votes
Nominee	For	Authority Withheld
James T. Judson	[26,698,622]	[290,980]
Gary S. Petersmeyer	[26,712,268]	[277,334]
Donald C. Wegmiller	[25,891,163]	[1,098,439]

Mary E. Foley	[26,714,172]	[275,430]

Our Class I directors, Randy D. Lindholm, Sara J. White and William H. Younger, Jr., will each continue to serve on our board of directors until our 2008 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. The Class II directors, Randall A. Lipps and Joseph E. Whitters, will each continue to serve on our board of directors until our 2009 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

 2. Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain	Broker Non-Vote
[25,475,768]	[1,512,307]	[1,527]	[ 0 ]

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(3)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(4)	Omnicell Quarterly Executive Bonus Plan.
10.21(4)	Executive Officer Compensation.
10.27(5)	Amended and Restated Severance Benefits Plan
10.28	Real Property Lease, effective June 29, 2007, between Omnicell, Inc. and Britannia Hacienda VIII LLC,
10.29(5)	Separation Agreement and General Release, by and between Omnicell, Inc. and Brian R. Rodli, dated May 4, 2007.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)             Previously filed as an exhibit to the Registrant’s Current report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on May 7, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 9, 2007
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	Bylaws of Omnicell, Inc. as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(3)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(4)	Omnicell Quarterly Executive Bonus Plan.
10.21(4)	Executive Officer Compensation.
10.27(5)	Amended and Restated Severance Benefits Plan.
10.28	Real Property Lease, effective June 29, 2007, between Omnicell, Inc. and Britannia Hacienda VIII LLC,
10.29(5)	Separation Agreement and General Release, by and between Omnicell, Inc. and Brian R. Rodli, dated May 4, 2007.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)             Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on May 7, 2007, and incorporated herein by reference.