Form 10-Q
period 2007-09-30
OMNICELL, Inc
filed 2007-11-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated file ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2007
Common Stock, $0.001 par value	34,484,534 shares

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30,	December, 31
	2007	2006
	(unaudited)	(1)

ASSETS

Current Assets:

Cash and cash equivalents	$175,748	$60,856
Accounts receivable, net	46,927	34,021
Inventories	12,665	15,724
Prepaid expenses	9,273	8,033
Current deferred tax asset	7,973	——
Other current assets	5,782	9,183
Total current assets	258,368	127,817
Property and equipment, net	7,945	5,226
Non-current net investment in sales-type leases	11,257	12,244
Non-current deferred tax asset	4,810	——
Other assets	12,534	9,343
Total Assets	$294,914	$154,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,749	$8,792
Accrued compensation	7,532	7,702
Advance payments from customers	1,062	9,124
Accrued liabilities	5,276	5,174
Deferred service revenue	10,298	7,707
Deferred gross profit	15,308	13,964
Obligation resulting from sale of receivables	398	1,093
Total current liabilities	49,623	53,556
Long-term deferred service revenue	14,676	10,083
Other long-term liabilities	327	995
Total Liabilities	64,626	64,634

Stockholders’ equity	230,288	89,996
Total Liabilities and Stockholders’ Equity	$294,914	$154,630

(1)  Information derived from our December 31, 2006 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	$46,376	$33,239	$129,271	$88,202
Services and other revenues	8,776	7,992	25,864	23,422
Total revenue	55,152	41,231	155,135	111,624

Cost of revenues:
Cost of product revenues	20,479	15,383	58,776	40,511
Cost of services and other revenues	4,860	3,317	13,955	9,714
Total cost of revenues	25,339	18,700	72,731	50,225

Gross profits	29,813	22,531	82,404	61,399
Operating expenses:
Research and development	3,848	2,878	10,999	7,858
Selling, general, and administrative	20,732	16,736	58,497	48,031
Total operating expenses	24,580	19,614	69,496	55,889
Income from operations	5,233	2,917	12,908	5,510
Other income and expense	2,055	583	4,075	1,277
	7,288	3,500	16,983	6,787
Income before provision for (benefit from) income taxes
Provision for (benefit from) income taxes	348	384	(12,015)	522
Net income	6,940	3,116	28,998	6,265

Net income per share:
Basic	$0.20	$0.11	$0.93	$0.23
Diluted	$0.19	$0.11	$0.88	$0.22

Shares used in computing net income per share:
Basic	34,127	27,775	31,278	27,336
Diluted	35,833	29,450	32,996	28,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30
	2007	2006
Operating activities:
Net income	$28,998	$6,265

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,705	2,813
Provision for receivable reserves	413	283
Share-based stock compensation expense	8,016	6,116
Loss on sale of property and equipment	11	60
Provision for excess and obsolete inventories	1,433	2,074
Deferred taxes	(12,783)	—
Income tax benefits from employee stock option exercises	218	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,319)	(3,494)
Inventories	1,563	(10,053)
Prepaid expenses	(1,240)	(2,229)
Other current assets	2,706	(5,948)
Non-current investment in sales-type leases	987	(8,788)
Other non-current assets	(3,634)	7,444
Accounts payable	957	3,290
Accrued compensation	(696)	(771)
Advance customer payments	(8,062)	638
Accrued liabilities	42	5,129
Deferred service revenue	7,184	1,012
Deferred gross profit	1,344	6,260
Other long-term liabilities	(668)	419
Net cash provided by operating activities	16,175	10,414

Investing activities:
Acquisition of intangible and intellectual property	(244)	(677)
Purchases of short-term investments	—	(12)
Purchases of property and equipment	(4,748)	(2,056)
Net cash used in investing activities	(4,992)	(2,745)

Financing activities:

Issuance of stock under employee stock purchase plan and stock option exercises	13,491	—
Net proceeds from public offering of common stock	90,218	12,876
Net cash provided by financing activities	103,709	12,876
Net increase in cash and cash equivalents	114,892	20,545
Cash and cash equivalents at beginning of period	60,856	29,536
Cash and cash equivalents at end of period	175,748	50,081

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2007, and the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of, and for, the year ended December 31, 2006. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include prepaid expenses, other current assets, investment in sales-type leases, other non-current assets, accrued compensation and advance payments from customers.

Our results of operations for the three and nine months ended September 30, 2007 and cash flows for the nine month period ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007, or for any future period.

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

Sales of accounts receivable.   We offer our customers multi-year, non-cancelable payment terms. For the three and nine months ended September 30, 2007, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $17.7 million and $45.9 million, respectively.  Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $8.7 million and $31.5 million, respectively, for comparable periods in 2006. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with Statement of Financial Accounting Standards, or SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the nine months ended September 30, 2007 and 2006, we transferred non-recourse accounts receivable totaling $41.5 million and $25.9 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  At September 30, 2007 and December 31, 2006, accounts receivable included $2.0 million and $3.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  Due to the nature of the recourse clauses in certain of our sales arrangements, we recorded $0.7 million as of September 30, 2007 and $1.8 million as of December 31, 2006 as receivables subject to a sales agreement and obligation resulting from sale of receivables due to recourse clauses in those certain sale arrangements.

Dependence on key suppliers.   We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The sub-section of the contract for construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately four months’ notice. The sub-section of the contract for inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately six months’ notice. Purchases from this supplier for the three and nine months ended September 30, 2007 were approximately $4.9 million and $10.6 million, respectively.  We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Income Taxes.   For the nine months ended September 30, 2007, we recorded an income tax benefit of $12.0 million as compared with an income tax expense of  $0.5 million for the corresponding period in fiscal 2006.  The tax benefit for the nine months ended September 30, 2007 primarily resulted from a partial release of the valuation allowance carried against our deferred tax assets.  The tax expense for the period ended September 30, 2006 was recorded for taxes due on minimum and alternative minimum state taxes and alternative minimum federal taxes.

During the nine months ended September 30, 2007, we determined that it was more likely than not that we would have sufficient future taxable income to utilize a portion of our deferred tax assets and, as a result, we released approximately $12.8 million of valuation allowance against these assets during the second quarter of 2007. For interim reporting, the effect of a change in judgment about the realizability of deferred tax assets should be recognized as of the date of the change.  The effective tax rate for subsequent interim periods for the remainder of the year should not be affected by this change in judgment.  We will continue to evaluate our ability to realize our deferred tax asset on a quarterly basis and adjust the valuation allowance against these deferred tax assets accordingly.

We believe there is a risk associated with our ability to utilize net operating losses, or NOLs, and have retained a valuation allowance of $24.9 million offsetting net deferred tax assets as of September 30, 2007.  SFAS No. 109, “Accounting for Income Taxes”, or SFAS No.109 requires us to evaluate the realization of our deferred tax assets.  Circumstances leading to a change in judgment about our deferred tax assets included a secondary stock offering in May 2007 which provided funding for additional growth opportunities, utilization of NOLs, recent cumulative history of profitability and a favorable near term business forecast.  These items, taken collectively lead us to believe a portion of our deferred tax assets will be realized.  The remaining portion of the deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized. The remaining deferred tax assets subject to a valuation allowance include temporary book-tax differences and NOLs related to stock options. These NOLs are approximately $9.9 million and the valuation allowance will be released when the NOLs are utilized to reduce cash taxes and an associated benefit will be to additional paid-in capital. Approximately $2.2 million of operating losses are fully offset by a valuation allowance due to limitations imposed by Internal Revenue Code Section 382.

Other comprehensive income.   Other comprehensive income is the same as net income for the three and nine months ended September 30, 2007 and 2006.

Segment Information.   We manage our business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.  Our sole operating segment is medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2007 and 2006, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

Newly Issued Accounting Standards.   In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No.159 expands the scope of what companies may carry at fair value and permits entities to choose, at specified election dates, to measure financial assets and financial liabilities at their fair value with related unrealized gains or losses recorded in earnings. SFAS No.159 is effective for fiscal years beginning after November 15, 2007; however, in certain circumstances, earlier adoption is permitted. We are currently evaluating the impact of SFAS No. 159 on our consolidated statements of financial position, results of operations or cash flows.

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

Note 2. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options and restricted stock units computed using the treasury stock method.  The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30.		Nine Months Ended September 30.
	2007	2006	2007	2006
Basic:
Net income	$6,940	$3,116	$28,998	$6,265
Weighted average shares outstanding-basic	34,127	27,775	31,278	27,336
Net income per share-basic	$0.20	$0.11	$0.93	$0.23

Diluted:
Net income	$6,940	$3,116	$28,998	$6,265
Weighted average shares of common stock outstanding	34,127	27,775	31,278	27,336
Add: Dilutive effect of employee stock options and restricted stock units	1,706	1,675	1,718	1,459
Weighted average shares outstanding—diluted	35,833	29,450	32,996	28,795
Net income per share-diluted	$0.19	$0.11	$0.88	$0.22

Note 3. Stockholders’ Equity and Stock Option Plans

Share Purchase Rights Plan

On February 6, 2003, our board of directors approved the adoption of a Share Purchase Rights Plan,  or the Rights Plan. Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock, par value $0.001 per share. The dividend was payable on February 27, 2003 to the stockholders of record on that date.

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

Description of Share-Based Plans

Stock Option Plans.   Our 1999 Equity Incentive Plan, or the 1999 Plan, was adopted in September 1999 for the granting of incentive and nonqualified stock options, restricted stock units, or RSUs, and rights to purchase common stock and common stock units to employees, directors and consultants. RSUs give the recipients the right to receive shares of our stock upon the lapse of their related restrictions. Restrictions on RSUs lapse in various increments beginning from date of grant. Under the 1999 Plan, 4,262,745 shares of common stock were initially authorized for issuance. Further, all unissued shares under our 1992 Stock Plan and 1995 Management Stock Option Plan were added to the 4,262,745 shares reserved under the 1999 Plan. Under all of the option plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to employees, directors and consultants. Incentive options, nonqualified options and stock purchase rights must be priced to be at least 100%, 85% and 85%, respectively, of the common stock’s fair market value at the date of grant. Options shall become exercisable as determined by our board of directors. Options granted under the 1999 Plan generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award.  Options under the 1999 Plan generally expire ten years from the date of grant.  Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements.

In October 2006, the 1999 Plan was amended to permit grants of restricted stock and restricted stock units to participants under the 1999 plan. The board of directors determines the price, which is equal to the market price of the stock on the date of the grant, the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant.  We consider the dilutive impact of this program in our diluted net income per share calculation.

The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted and the grant date market price of our common stock on the grant date.  Expected future compensation expense relating to restricted shares outstanding is $0.2 million.  A summary of activity of restricted stock granted under the 1999 Plan as of September 30, 2007 is presented below:

	Shares of Restricted Stock (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Nonvested at December 31, 2006	17	$18.85
Granted	15	22.63
Vested	(18)	18.99
Forfeited or cancelled	—	—
Nonvested at September 30, 2007	14	$22.63

RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  RSUs granted to non-employee directors are granted on the date Omnicell’s annual meeting of stockholders and vest in full on the date of Omnicell’s next annual meeting of stockholders and are expensed ratably on a straight-line basis over the vesting period.  The fair value of RSUs under the 1999 plan is the product of the number of shares granted and the grant date market price of our common stock on the grant date.  Expected future compensation expense relating to RSUs outstanding on September 30, 2007 is $2.7 million over a weighted-average period of four years.  A summary of activity of restricted stock units granted under the 1999 Plan as of September 30, 2007 is presented below:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2006	15	$19.91
Granted	132	21.61
Vested	(10)	20.95
Forfeited or cancelled	(8)	20.95
Nonvested at September 30, 2007	129	$21.50

On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding,  (ii) 3,000,000 shares, or (iii) such other lesser amount as may be determined by our board of directors.  As of September 30, 2007, there were a total of 1,590,083 shares reserved for future issuance under the 1999 Plan.

In April 2003, our board of directors adopted the 2003 Equity Incentive Plan, or the 2003 Plan. A total of 500,000 shares of common stock has been reserved for issuance under the 2003 Plan.  As of September 30, 2007, 343,073 shares were subject to outstanding options under the 2003 Plan.  As of September 30, 2007, there were a total of 140,070 shares reserved for future issuance under the 2003 Plan.  The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than 70% of the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

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

The board of directors shall administer the Plans unless and until the board of directors delegates administration to a committee. The Board has delegated administration of the Plans to the Compensation Committee of the Board and the Plans are generally administered by such committee.  The board of directors may suspend or terminate the Plans at any time. The board of directors may also amend any of the Plans at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board of directors to the extent stockholder approval is necessary to satisfy the requirements of The NASDAQ Stock Market listing requirements.

If we sell, lease or dispose of all or substantially all assets or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Plans. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

A summary of option activity under the Plans as of September 30, 2007 is presented below:

Options:	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2006	5,238	$9.85
Granted	912	21.52
Exercised	(1,263)	8.97
Cancelled	(201)	13.86
Forfeited	(25)	16.42
Outstanding at September 30, 2007	4,661	12.16
Exercisable at September 30, 2007 (1)	2,770	$9.75

(1)   Exercisable options are fully vested as of September 30, 2007.

Outstanding options at September 30, 2007 had a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of $76.3 million.  Exercisable options at September 30, 2007 had an aggregate intrinsic value of $52.2 million.  At September 30, 2007, there was $10.6 million of total unrecognized compensation cost related to non-vested stock options.

For the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised was $16.8 million and the weighted-average fair value of options exercised was $8.97.

At September 30, 2007, the total number of shares available for future issuance under all Plans was as follows (in thousands):

Reserved under the Plans	1,930
Reserved under the 1997 Employee Stock Purchase Plan	832
Total	2,762

1997 Employee Stock Purchase Plan.   We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2007, 1,876,968 shares had been issued under the ESPP.  On January 1 of each year, the number of shares reserved for issuance under the ESPP increases automatically by the lesser of (i) 1.5% of the total number of shares of our common stock outstanding, (ii) 750,000 shares, or (iii) such other lesser amount as may be determined by our board of directors.  As of September 30, 2007, there were a total of 832,161 shares reserved for future issuance under the ESPP.

Secondary Offering

In May 2007, we issued 4,485,000 shares of our common stock in a public offering at an offering price of $21.50 per share. The net proceeds to us were $90.2 million, which is net of both underwriting discounts and offering expenses of $6.2 million.

Note 4. Share-Based Compensation

We follow the provisions of SFAS 123(R), “Share-Based Payment,” or SFAS No. 123(R), for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with  SFAS No. 123(R).

The impact on our results for share-based compensation was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product and services	$294	$304	$1,028	$828
Research and development	201	153	692	512
Selling, general and administrative	2,321	1,593	6,357	4,776
Total share-based compensation expense	$2,816	$2,050	$8,077	$6,116

Share-based compensation capitalized in inventory at September 30, 2007 and 2006 was $61,000 and $11,000, respectively.

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$8,883	$11,809
Work in process	401	95
Finished goods	3,381	3,820
Total	$12,665	$15,724

During the three and nine months ended September 30, 2007, we increased our provision for excess and obsolete inventories by $0.2 million and $1.4 million, respectively.

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Net minimum lease payments to be received	$17,298	$17,949
Less unearned interest income portion	2,728	2,849
Net investment in sales-type leases	14,570	15,100
Less current portion(1)	3,313	2,856
Non-current net investment in sales-type leases(2)	$11,257	$12,244

The minimum lease payments under sales-type leases as of September 30, 2007:

2007 (remaining amount)	$2,109
2008	4,529
2009	4,195
2010	3,486
2011	2,159
Thereafter	820
Total	$17,298

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.3 million as of September 30, 2007 and December 31, 2006.

Note 7. Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Long-term deposits	$398	$353
Goodwill and net purchased intangible assets (see Note 8)	4,480	4,924
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	253	670
Capitalized software development costs, net of accumulated amortization of $600 and $600 in 2007 and 2006, respectively	621	1,071
Non-current deferred service billings receivable	6,296	1,773
Other non-current assets	135	202
Other assets	$12,533	$9,343

Note 8. Goodwill and Net Purchased Intangibles

Intangible assets consist of the following (in thousands):

	September 30,	December 31,	Amortization
	2007	2006	Life
Customer base	$244	$244	5 years
Service contracts	268	268	5 years
Patents and trademarks	243	—	5 years
Acquired technology	5,084	5,084	3-6 years
Total purchased intangible assets with finite lives	5,839	5,596
Accumulated amortization	(4,717)	(4,030)
Net purchased intangible assets	1,122	1,566
Goodwill	3,127	3,127	Indefinite
Trade name	231	231	Indefinite
Goodwill and net purchased intangible assets	$4,480	$4,924

Intangible assets increased by $0.2 million for the nine months ended September 30, 2007 as a result of additional investment in patents and patent filing costs.  Amortization expense totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2007, respectively. Amortization expense was $0.2 million and $0.8 million for the same periods during  2006. Estimated annual expected amortization expense of intangible assets at September 30, 2007 is as follows (in thousands):

2007 (remaining amount)	$224
2008	617
2009	201
2010	80
Total	$1,122

Note 9. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$26,544	$21,858
Cost of sales, excluding installation costs	(11,236)	(7,894)
Deferred gross profit	$15,308	$13,964

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued GPO fees	$1,533	$1,584
Deferred rent	826	1,038
Accrued professional fees	541	1,179
Sales and use taxes payable	1,270	589
Customer refunds	929	629
Other	177	155
Total	5,276	$5,174

Note 11. Commitments and Contingencies

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2007 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$7,425	$665	$4,489	$1,855	$416
Commitments to contract manufacturers and suppliers(2)	1,239	1,239	—	—	—
Other contractual obligations(3)	175	175	—	—	—
Total	$8,839	$2,079	$4,489	$1,855	$416

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

Note 12.  Accounting Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109. FIN 48 is effective prospectively for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 beginning on January 1, 2007.  We recorded a $0.1 million cumulative effect of adopting FIN 48 as a charge to the opening balance of retained earnings as of January 1, 2007. The non-current liability for uncertain tax positions includes: a) a reclassification of our FASB No. 5, “Accounting for Contingencies,” or SFAS No. 5, reserves, which meet recognition and measurement requirements of FIN 48; b) a tax reserve resulting from adoption of FIN 48 and c) an increase for interest expense and penalties on the uncertain tax positions. At September 30, 2007, current accruals with respect to tax reserves, interest and penalties on uncertain tax positions were not significant.  Interest and penalties were recorded as other income and expense in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007, in accordance with our election under FIN 48. Effects on our income tax provision as a result of the resolution of tax uncertainties were not significant. We expect further changes in our tax reserve balance in the next 12 months as a result of expiration of the statute of limitations related to foreign tax filings.  These changes may result in decrease in the total amount of unrecognized tax liability of less than $0.1 million.

Our tax years 1995 to 2006 remain open to audit by the Internal Revenue Service. A tax reserve of $0.1 million will impact our effective tax rate upon resolution of the uncertainties, which is not expected to be material.  No material impact is expected to other comprehensive income, goodwill, or additional paid-in capital upon release of the liability.

In June 2006, the FASB issued Emerging Issues Task Force No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate.

We adopted the provisions of EITF No. 06-2 beginning on January 1, 2007, which allows for adoption under the retrospective method or as a change in accounting principle through a cumulative-effect adjustment to retained earnings. We presented the change in accounting principle through a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007.  As required by EITF No. 06-2, compensation costs associated with sabbatical leave is recorded for all employees after the adoption of the provisions of EITF No. 06-2 on a straight-line basis over the four year accumulation period. These expenses totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2007, respectively.

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

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America.  In 2006, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. In November 2006, we began manufacturing sub-assemblies at a single-source manufacturing supplier to provide increased manufacturing capacity. We also increased our inventory levels in 2006, allowing for greater levels of installations. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S. employees involved in sales, customer support and installation work remotely.

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

Trends in Our Business

Revenues for the three months ended September 30, 2007 increased to $55.2 million, up from $41.2 million for the same period in 2006. Revenues for the nine months ended September 30, 2007 increased to $155.1 million, up from $111.6 million for the same period in 2006. We believe that three factors were primarily responsible for this growth:

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

Our product backlog grew to $140.6 million at September 30, 2007 from $113.8 million at December 31, 2006, as customer orders for our products continued to grow at a faster pace than we installed customer orders. Our customers require well-planned installations that provide them with a minimal amount of disruption. Installations, which coincide with full delivery of our obligations to our customers and therefore represent our point of revenue recognition, can take place anywhere from one week to 12 months or longer after an order is received for our products.  Given our customers’ often lengthy installation schedules, we believe our current backlog level is appropriate for our industry.

In the nine months ended September 30, 2007, operating activities provided $16.2 million of cash.  This increase is due to our expenses growing slower than the rate of our revenue growth combined with working capital from operations.  We also used $5.0 million in cash in investing activities for purchases of property and equipment and investments in intellectual property. Proceeds from financing consisted of $13.5 million of cash from issuances of common stock pursuant to our equity incentive plans and employee stock purchase plan, and net proceeds of $90.2 million from the sale and issuance of 4,485,000 shares of our common stock in a public offering. As a result, for the nine months ended September 30, 2007, cash and cash equivalents increased from $60.9 million at December 31, 2006 to $175.7 million at September 30, 2007. For the nine months ended September 30, 2006, net cash generated from operations was $10.4 million and we had a cash equivalents balance of $50.1 million.

Our ability to grow revenue is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.  The revenue growth we have experienced has required a continued growth in our headcount. During the three month period ended September 30, 2007, we hired new staff members at all of our sites and in our field-based organizations, comprising mainly installation, service and support staff.  Our full-time employee headcount grew 16.5% to 729 at September 30, 2007 from 626 at December 31, 2006.

Gross profit as a percentage of revenues for the three months ended September 30, 2007 declined 0.5% from the same period in 2006.  Gross profit as a percentage of revenues for the nine months ended September 30, 2007 declined 1.9% compared to the same period in 2006.  For the three and nine months ended September 30, 2007, the decreases in gross profit were primarily due to a larger allocation of shared operating expenses absorbed by cost of revenues, and higher infrastructure costs, such as information technology equipment and services to support our future growth.  The increased allocation of shared operating expenses absorbed by cost of services and other revenues was based on our annual assessment of the allocation of shared operating expenses between various departments completed in the first fiscal quarter of 2007. As our departments associated with service and other revenues grow, an increased allocation of shared operating costs may decrease gross margin.

We do not anticipate that the decline in our gross profit represents a trend or pattern in our business.  However, our gross profit could continue to decline in 2007 as compared to 2006 due to changes in the product mix sold and the continuing effect of a larger allocation of shared operating expenses absorbed by cost of revenues, as well as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross profit may be wholly or partially offset by revenue growth in the fourth quarter of 2007 as compared to 2006.

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

•                  estimating doubtful account for receivable reserves,

•                  valuation and impairment of goodwill, purchased intangible assets and other long lived assets,

•                  inventory valuation,

•                  deferred tax asset valuation allowance in the accounting for taxes on income, and

•                  share-based compensation expense.

Beginning in the first quarter of 2007, we adopted the provisions of  EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” or EITF No. 06-2, which requires measurement of compensation costs associated with sabbatical costs.  We had previously expensed sabbatical costs as incurred. We recorded a cumulative-effect adjustment of $0.5 million to the opening balance of retained earnings as of January 1, 2007. We recognized compensation expenses associated with sabbatical leave for all employees of $0.1 million and $0.5 million during the three months and nine months ended September 30, 2007.

Beginning in the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No.109,” or FIN 48, which requires recognition of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  We recorded a cumulative-effect adjustment of $0.1 million to the opening balance of retained earnings as of January 1, 2007.  We recognized income tax benefit associated with a reduction of our FIN 48 liability of $8,000 and $0.1 million for the three months and nine months ended September 30, 2007.

Newly Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective, for Omnicell, beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated statements of financial position, results of operations and cash flows.

In September 2006, FASB issued SFAS No. 157,  “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  We are currently evaluating the impact of SFAS No. 157 on our consolidated statements of financial position, results of operations and cash flows.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(In thousands, except percentages)				(In thousands, except percentages)
Revenues:
Product revenue	46,376	84.1%	33,239	80.6%	129,271	83.3%	88,202	79.0%
Service and other revenues	8,776	15.9%	7,992	19.4%	25,864	16.7%	23,422	21.0%
Total revenues	55,152	100.0%	41,231	100.0%	155,135	100.0%	111,624	100.0%
Cost of revenues:
Cost of product revenues	20,479	37.1%	15,383	37.4%	58,776	37.9%	40,511	36.3%
Cost of service and other revenues	4,860	8.8%	3,317	8.0%	13,955	9.0%	9,714	8.7%
Total cost of revenues	25,339	45.9%	18,700	45.4%	72,731	46.9%	50,225	45.0%
Gross profit	29,813	54.1%	22,531	54.6%	82,404	53.1%	61,399	55.0%
Operating expenses:
Research and development	3,848	7.0%	2,878	7.0%	10,999	7.1%	7,858	7.0%
Selling, general and administrative	20,732	37.6%	16,736	40.6%	58,497	37.7%	48,031	43.0%
Total operating expenses	24,580	44.6%	19,614	47.6%	69,496	44.8%	55,889	50.0%
Income from operations	5,233	9.5%	2,917	7.0%	12,908	8.3%	5,510	4.9%
Interest income	2,072	3.8%	600	1.5%	4,136	2.7%	1,323	1.2%
Other expenses, net	(17)	0%	(17)	0%	(61)	0%	(46)	0%
Income before (benefit from) provision for income taxes	7,288	13.3%	3,500	8.5%	16,983	11.0%	6,787	6.1%
(Benefit from) provision for income taxes	348	0.6%	384	0.9%	(12,015)	(7.7% )	522	0.5%
Net income	6,940	12.7%	3,116	7.6%	28,998	18.7%	6,265	5.6%

Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and nine months ended September 30, 2007 and 2006 and the percentage change between those periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Product revenues	$46,376	$33,239	39.5%	$129,271	$88,202	46.6%
Cost of product revenues	20,479	15,383	33.1%	58,776	40,511	45.1%
Gross profit	$25,897	$17,856	45.0%	$70,495	$47,691	47.8%

Product revenues for the three months ended September 30, 2007 increased $13.1 million, or 39.5% from the same period in 2006. Product revenues for the nine months ended September 30, 2007 increased $41.1 million, or 46.6% from the same period in 2006. The increase in product revenue for the three and nine months ended September 30, 2007 was primarily due to increased unit volume of sales of medication and supply automation systems and central pharmacy products to new customers and secondarily from additional unit volume sales across our entire product line to existing customers.

Cost of product revenues for the three months ended September 30, 2007 increased by $5.1 million, or 33.1% from the same period in 2006. This increase was primarily due to a $3.8 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix and a $1.4 million increase in labor costs, including a $0.1 million increase in share-based compensation charges associated with SFAS No. 123(R). Cost of product revenues for the nine months ended September 30, 2007 increased by $18.3 million, or 45.1% from the same period in 2006. This increase was primarily due to a $12.4 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $4.2 million increase in labor costs, including a $0.1 million increase in share-based compensation charges associated with SFAS No. 123(R), and a $1.5 million increase in support expenses. The increase in support cost was largely due to infrastructure allocations driven by a faster increase of headcount in product costs than in operating expenses.  Gross profit on product revenues for the three months ended September 30, 2007 increased $8.0 million, or 45.0% from the same period in 2006.  Gross profit on product revenues for the nine months ended September 30, 2007 increased $22.8 million, or 47.8% from the same period in 2006.  The absolute dollar increase of gross profit for the three and nine months ended September 30, 2007 was primarily as a result of higher product revenues.

Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and nine months ended September 30, 2007 and 2006 and the percentage change between those periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Service and other revenues	$8,776	$7,992	9.8%	$25,864	$23,422	10.4%
Cost of service and other revenues	4,860	3,317	46.5%	13,955	9,714	43.7%
Gross profit	$3,916	$4,675	(16.2)%	$11,909	$13,708	(13.1)%

Service and other revenues include revenues from service and maintenance contracts and month-to-month lease revenue from rentals of automation systems. Service and other revenues for the three months ended September 30, 2007 increased by $0.8 million, or 9.8% from the same period in 2006. Service and other revenues for the nine months ended September 30, 2007 increased by $2.4 million, or 10.4% from the same period in 2006. This increase was primarily due to the expansion of our installed base of automation systems and a resulting increase in number of customer support service contracts.

Cost of service and other revenues for the three months ended September 30, 2007 increased by $1.5 million, or 46.5% from the same period in 2006. The increase was primarily due to $0.8 million increase in labor costs in support of the expanded service base, and a $0.6 million increase in support costs. The increase in support cost includes an increase of  $0.4 million in infrastructure allocations driven by a faster increase of headcount in service costs than in operating expenses. Cost of service and other revenues for the nine months ended September 30, 2007 increased by $4.2 million, or 43.7% from the same period in 2006. The increase was primarily due to a $2.0 million increase in labor costs in support of the expanded service base, a $0.4 million increase in service spares and parts resulting from the expansion of our inventories to continue offering superior support to our customers, and a $1.8 million increase in support costs. The increase in support cost includes an increase of  $1.0 million in infrastructure allocations driven by a faster increase of headcount in service costs than in operating expenses.  Gross profit on service and other revenues for the three months ended September 30, 2007 decreased $0.8 million, or 16.2% from the same period in 2006. Gross profit on service and other revenues for the nine months ended

September 30, 2007 decreased $1.8 million, or 13.1% from the same period in 2006. This decrease in gross profit on service and other revenues for the three and nine months ended September 30, 2007 was primarily due to higher costs associated with the expansion of our installed base, improving our customer responsiveness and a larger allocation of shared operating expenses.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Research and development	$3,848	$2,878	33.7%	$10,999	$7,858	40.0%
Selling, general and administrative	20,732	16,736	23.9%	58,497	48,031	21.8%
Total operating expenses	$24,580	$19,614	25.3%	$69,496	$55,889	24.3%

Research and Development.   Research and development expenses for the three months ended September 30, 2007 increased by $1.0 million, or 33.7% from the same period in 2006.  Research and development expenses remained flat as a percentage of total revenues, representing 7.0% and 7.0% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Research and development expenses for the nine months ended September 30, 2007 increased by $3.1 million, or 40.0% from the same period in 2006.  Research and development expenses increased as a percentage of total revenues, representing 7.1% and 7.0% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.  The increase in research and development expenses was due mainly to a $0.9 million and $2.7 million increase in labor and related expenses in the three and nine months ended September 30, 2007,  respectively compared to the same period in 2006.  The increase in research and development expenses was based on an increase in headcount. We expect research and development expenses to grow due to planned additional spending to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative.   Selling, general and administrative expenses for the three months ended September 30, 2007 increased by $4.0 million, or 23.9% from the same period in 2006. Selling, general and administrative expenses declined as a percentage of total revenues, representing 37.6% and 40.6% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased by $10.5 million, or 21.8% from the same period in 2006. Selling, general and administrative expenses declined as a percentage of total revenues, representing 37.7% and 43.0% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.

In the three months ended September 30, 2007, the increase in selling, general and administrative expenses was primarily due to a $3.1 million increase in labor costs, including a $0.3 million increase in share-based compensation charges associated with SFAS No. 123(R) and a $0.3 million increase in finder’s fees from group purchasing organizations, due to higher sales volume.  In the nine months ended September 30, 2007, the increase in selling, general and administrative expenses was primarily due to a $9.3 million increase in labor costs, including a $0.6 million increase in share-based compensation charges associated with SFAS No. 123(R) and a $1.0 million increase in finder’s fees from group purchasing organizations, due to higher sales volume. These increases were partially offset by a $0.4 million decrease in seasonal advertising expenses.  We expect selling, general and administrative expenses to continue to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and installation of customer orders.  The decrease of selling, general and administrative expenses as a percentage of sales for the nine month period ended September 30, 2007 compared to the same period in 2006 was primarily due to a higher allocation of shared operating expenses to cost of sales, together with increased efficiencies in both sales and administrative functions as sales volumes have grown. We expect further, yet more modest efficiency benefits as sales continue to grow and once infrastructure investments are complete.

Interest Income

The increase in interest income for the three and nine months ended September 30, 2007 over the comparable periods in 2006 was primarily due to higher average cash and cash equivalents balances as a result of the $90.2 million in net cash proceeds from our public offering of common stock in May 2007 and the impact of higher interest rates in 2007 as compared to 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Interest Income	$2,071	$600	245.2%	$4,137	$1,323	212.7%

(Benefit from) Provision for Income Taxes

Comparison of the three and nine months ended September 30, 2007 and 2006, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(Benefit from) provision for income taxes	$347	$384	$(12,015)	$522

The tax provision for the three months ended September 30, 2007 consisted of taxes due on minimum and alternative minimum federal and state taxes and resolution of certain FIN 48 tax exposures.  The tax benefit for nine months ended September 30, 2007 consisted of the partial release of a valuation allowance carried on deferred tax assets, offset by taxes due on minimum and alternative minimum federal and state taxes and resolution of certain FIN 48 tax exposures.  The income tax provision for the three months and nine months ended September 30, 2006 consisted of both federal and state alternative minimum and other state taxes. Alternative minimum taxes apply due to utilization of net operating loss carry forwards which reduce our tax liabilities to minimum amounts.  For the three and nine months ended September 30, 2006, there was no tax impact relating to the valuation allowance carried on deferred tax assets.

We believe there is a risk associated with our ability to utilize net operating losses, or NOLs, and have retained a valuation allowance of $24.9 million offsetting net deferred tax assets as of September 30, 2007.  Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, or SFAS No. 109, requires us to evaluate the realization of our deferred tax assets.  Circumstances leading to a change in judgment about our deferred tax assets included a secondary stock offering in May 2007 which provided funding for additional growth opportunities, utilization of NOLs, recent cumulative history of profitability and a favorable near term business forecast.  These items, taken collectively lead us to believe a portion of our deferred tax assets will be realized.  The remaining portion of the deferred tax assets will remain subject to a valuation allowance until future circumstances indicate they may be realized. The remaining deferred tax assets subject to a valuation allowance include temporary book-tax differences and NOLs related to stock options. The NOLs are approximately $9.9 million and the valuation allowance will be released when the NOLs are utilized to reduce cash taxes and an associated benefit will be an offset to additional paid-in capital. Approximately $2.2 million of operating losses are fully offset by a valuation allowance due to limitations imposed by Internal Revenue Code 382.

Product Backlog

Product backlog is the dollar value of medication and supply dispensing systems that have shipped to customers but are not yet installed at the customer site, plus the dollar value of such systems that have not shipped but for which we have purchase orders and which we believe we will install and bill within one year. We expect our product backlog will continue to grow over time. At September 30, 2007, our product backlog was $140.6 million, a $41.6 million or 42% increase from the comparable period in 2006, and a $26.3 million or 23% increase from December 31, 2006.

We intend to maintain a product backlog at levels consistent with our customers’ product installation cycles.  We recently announced that we will disclose product backlog amounts annually following our fiscal year end.

Liquidity Sources, Requirements and Contractual Cash Commitments

At September 30, 2007, we had working capital of $208.8 million. Our principal sources of liquidity as of September 30, 2007 consisted of $175.5 million in cash and cash equivalents.

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

Operating Activities.  Operating activities provided $16.2 million of cash for the nine months ended September 30, 2007, compared to $10.4 million of cash provided during the same period in 2006.  This increase in cash provided by operating activities was due to higher operating income resulting from our increased sales volume and interest income earned. More specifically, contributors to the increase of cash from operations in the nine months ended September 30, 2007 were net income of $29.0 million,  non-cash adjustments to income for depreciation and amortization of $2.7 million, $8.0 million of share-based compensation expense due to SFAS No. 123(R), a $1.4 million provision for excess and obsolete inventories and $12.8 million relating to the partial release of a valuation allowance carried on deferred tax assets, as well as increases of $2.7 million in other current assets, $1.3 million in deferred gross profit and $7.2 million in deferred service revenue.  These amounts were offset by decreases of $8.1 million in advance customer payments, $13.3 million in accounts receivable and $3.6 million in other non-current assets.

Investing Activities.  We used $5.0 million for investing activities during the nine months ended September 30, 2007, compared to $2.7 million during the same period in 2006. Cash used in investing activities was higher in the first nine months of 2007 than in the same period in 2006 primarily due to investments in information technology infrastructure and leasehold improvements associated with additional rented office space, offset by lower use of cash related to intellectual property acquisitions.

Financing Activities.   Net cash provided by financing activities totaled  $103.7 million for the nine months of 2007, of which $13.5 million was provided by the sale of common stock through our stock option and employee stock purchase plans and approximately $90.2 million of net proceeds from the sale and issuance of 4,485,000 shares of our common stock to the public. Net cash provided by financing activities was $12.9 million for the same period in 2006 and was provided by the sale of common stock through our stock option and employee stock purchase plans.

Since the close of our public offering in May 2007, we have not used the proceeds from the offering, but it is still our intention to use the funds for potential future licenses and acquisitions of complimentary technologies, products and companies, general corporate purposes and working capital.  Our operating expenses and cost of providing services may increase as a result of the need to hire additional personnel to support our continued sales growth and marketing efforts.  We plan to fund our short-term operations from our current cash balances and cash generated from operations.

As of September 30, 2007, we had $7.4 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report for further information with respect to these commitments.

We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures through at least the next 12 months.

At September 30, 2007, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We hold our assets primarily in cash and cash equivalents in instruments with terms of less than 90 days, such as short-term marketable debt securities, money market funds and other cash equivalents. As a result, if market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2007, the fair value of cash and cash equivalents would not change by a material amount.

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

Sensitivity Analysis

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates from actual year-end interest rates related to underlying exposure of product backlog as described in the paragraph above. As of September 30, 2007 and December 31, 2006 the analysis indicated that this hypothetical market movements would have an adverse effect of approximately $0.3 million and $0.5 million, respectively, on our condensed consolidated results of operations.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated  the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2006 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 were not yet completed, and therefore our disclosure controls and procedures as of September 30, 2007 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Changes in Internal Control over Financial Reporting

In the year ended December 31, 2006, we identified one material weakness in our internal control over financial reporting as of that date, related to our financial statement close process. Controls pertaining to the timely review of reconciliations and account balances performed during the preparation of financial statements were not effective, impacting a number of accounts including lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation. The largest error was interest income associated with leases, resulting in a revision of quarterly financial data for 2006. The adjustments associated with these errors were recorded in the consolidated financial statements for the year ended December 31, 2006 filed with the SEC on March 23, 2007.  We have implemented the following remediation actions designed to address this material weakness: a) added additional reconciliations and recalculations of lease receivable data; b) continued to strengthen personnel through training of existing staff and hiring additional qualified personnel; c) defined roles and responsibilities throughout the accounting/finance organization; and d) improved processes and procedures to ensure timely reconciliations of all major balance sheet items. We will continue to perform the enhanced procedures as part of our normal closing process.

As of September 30, 2007, our remediation efforts related to the material weakness which existed as of December 31, 2006 are substantially complete; however, we and our independent registered public accounting firm have not completed testing of the enhanced internal controls over financial reporting. Our efforts to remediate and test controls surrounding the material weakness will continue during fiscal 2007.

Notwithstanding the above-mentioned material weakness, we believe that the condensed consolidated financial statements included in this report fairly represent our consolidated position as of, and condensed consolidated results of operations for the nine months ended September 30, 2007.

There were no other changes in internal control over financial reporting in the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.*

Our revenue grew by 27.3% in fiscal 2006 compared to fiscal 2005, and 33.8% and 39.0% in the three and nine months ended September 30, 2007 compared to the same period in 2006. Our ability to continue to grow future revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the nine month period ended September 30, 2007, our common stock traded between $16.52 and $28.54 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute shareholder value and cause our stock price to decline.*

We frequently grant stock options to our employees. At September 30, 2007, we had options outstanding to purchase approximately 4.8 million shares of our common stock at exercise prices ranging from $1.80 to $20.95 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

Our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.*

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. For example, for the fiscal year ended December 31, 2006, we determined that controls pertaining to the timely review of reconciliations and account balances impacting lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation were not effective. The largest error was a misstatement of interest income associated with leases, resulting in a revision of quarterly financial data in 2006. As a result, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2006.  As of September 30, 2007, our remediation efforts related to the material weakness which existed as of December 31, 2006 are substantially complete, but we and our independent registered public accounting firm have not yet completed testing of the enhanced internal controls over financial reporting. If, upon testing, we find such remediation efforts have not been effective, or if we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial reports, which could cause our stock price to decline.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of September 30, 2007, the balance of our unsold leases to U.S. government customers was $14.6 million.

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we are unable to obtain an adequate supply of components and equipment on a timely basis.

Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. In 2006 and 2007, we secured multiple single source third-party manufacturers to build several of our sub-assemblies. Our failure to obtain alternative vendors, if required, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In addition, this impact could damage customer relationships and any failure of a contractor to perform adequately could harm our business.

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

The lease term of our headquarters is up for renewal in mid-2009 and will be subject to market rates at that time.

Our headquarters and principal facilities are located in an area where rents have been increasing significantly.  Upon renewal, we may be subjected to significantly higher lease rates than we pay now.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(3)             Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-33043) filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.

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

OMNICELL, INC.

Date: November 9, 2007
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as amended.)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as amended.)
32.1

Certifications required by Rule 13a-14(b or Rule 15d-14(b of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350.)

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

(3)             Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-33043) filed with the Securities and Exchange Commission on August 9, 2007, and incorporated herein by reference.

(4)             Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 14, 2003, and incorporated herein by reference.