Form 10-K
period 2007-12-31
OMNICELL, Inc
filed 2008-03-17
CIK 926326

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-33043

OMNICELL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (IRS Employer Identification No.)
1201 Charleston Road Mountain View, CA 94043 (650) 251-6100 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 29, 2007 was $674.0 million (based upon the closing sales price of such stock as reported on the Nasdaq Stock Market on such date). Excludes an aggregate of 1,473,900 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant has assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of March 7, 2008, there were 34,988,137 shares of the registrant's common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2007 Form 10-K Annual Report

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

        In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in the section entitled "Risk Factors" under Part I, Item 1A below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. All references in this report to "Omnicell, Inc.," "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.

        Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

        We own various trademarks, copyrights and trade names used in our business, including the following: OmniRx®, OmniSupplier®, SafetyPak®, SafetyMed®, SafetyStock®, OmniBuyer®, OmniSupplier®, Omnicell®, the Omnicell logo, OmniCenter®, DecisionCenter®, MedCache®, ScanReq®, Sure-Med®, BCX Technology®, Rio® and the Rio logo, Freedom®, Liberty®, Alliance® and Allegiance®. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

        We are a leading provider of medication control and patient safety solutions for acute care health facilities. Over 1,100 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls and medical safety, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

        The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. In 2006, the Institute of Medicine, a non-profit, non-governmental arm of the National Academies, estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are facing increasing medical safety regulatory controls that we believe manual tracking systems cannot adequately support. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution starting from the point of entry into the hospital, through the central pharmacy, to the nursing station and, ultimately, to the patient's bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real -time safety controls. Our solutions also go a step further by providing medication barcode verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Similar to our medication solutions, our medical and surgical supply systems provide acute care control over consumable supplies critical to providing quality healthcare. This solution provides inventory control software that is designed to ensure critical supplies are always stocked in the right locations, helping to ensure patient safety. At the same time, usage tracking helps hospital administrators to ensure that cash is not wasted on unneeded stores of supplies and helps optimize reimbursement by improving charge capture.

Business Strategy

        Our strategy is to provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. We have developed innovative products that are designed to meet the needs of the clinicians who use them on a day-to-day basis. We continually evolve and enhance our product and service offerings, and we maintain flexibility in product design and the installation process to meet our customers' evolving needs. To meet our customers' needs fully, we must strive to provide innovative solutions that help our customers stay focused on their goal of providing quality healthcare. Our solutions are designed to provide everything the customer requires to install and maintain medication control or medical and surgical supply control. We believe superior solutions include proactively anticipating and meeting customer needs, listening carefully to our customers' prospective issues and meeting and exceeding our customers' installation and maintenance support needs.

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

  •
  Developing new solutions to enhance our customers' existing systems and protect our customers' investment by preserving, leveraging and upgrading their existing information systems, as well as striving to provide a seamless integration of our products to the other healthcare information systems our customers use; and

  •
  Providing a full service, positive experience for our hospital customers in the timing and implementation of our product installation.

        To assure we meet our customers' solution needs we also implemented several strategic operational changes in 2007 to improve our competitiveness:

  •
  We increased our staff during the year, particularly in research and development, installation and customer support. We believe that our increased employee base will allow us to meet the needs of an expanding customer base for products, installation and customer support. We continued to increase the staffing at our subsidiary in India to take advantage of talent available at this location and a lower cost structure.

  •
  We continued a strategy to manufacture subassemblies at manufacturing supplier locations, providing the potential for increased manufacturing capacity, increased flexibility, reduced costs and reduced demands on working capital.

  •
  We invested in our systems infrastructure and systems tools necessary to operate our expanded business.

        We have developed and acquired technologies that establish long term solutions for our customers. In addition to our own developments, we have made acquisitions which focus on products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheter lab and the nursing areas. In 2007, we supported this approach with an acquisition of mobile cart technology and products that assist nurses in managing medication to the patient bedside. We believe our broad portfolio of automation products makes our solutions more valuable to our customers because the product line allows hospital clinicians to automate and control more of the medication and medical and surgical supply distribution process. Looking forward, we expect to offer an even higher level of robust patient safety solutions for our customers, both through internal development and through acquisitions.

Industry Background

        The acute care market in the United States, where most of our sales occur, is comprised of roughly 5,800 hospitals with a total capacity of approximately 965,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.

        The market for our products is growing because the delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the institution. The manual and paper-based systems still in use today in many hospital departments result in highly complex and inefficient processes for tracking and delivering medications and supplies. Over the past two decades, healthcare facilities have made relatively small proportional investments in information technology. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes and address mandated patient safety initiatives. These factors have contributed to medical errors and unnecessary process costs across the sector.

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

  •
  In 2004, JCAHO set medication management standard 2.20 which requires "medications are properly and safely stored throughout the hospital." JCAHO audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

  •
  In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 and indicated that an estimated 1.5 million medication errors occur annually in the United States.

        These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care. Eight of the top twelve hospitals in the United States, as rated by US News and World Reports, are Omnicell customers. Top teaching hospitals are among the early adopters of our new technologies, and hospitals throughout the country are seeking to implement the most robust medication safety solutions available.

Our Products and Services

        We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a facility's operational efficiency. Our products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes medication dispensing systems for use in acute care nursing departments, central pharmacy automation, physician order management, and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data, enabling detailed quantification of charges for payor reimbursement, inventory management and timely reorder of supplies. These products range from high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheter lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system. We provide services including customer education and training to help customers to optimize their use of technology.

Medication Use Products

        Our medication-use product line includes OmniRx, SinglePointe, Mobile Carts, PharmacyCentral, SafetyPak, SecureVault, OmniLinkRx and SafetyMed. To provide our customers with end-to-end medication control, our MedGuard product line encompasses all of our medication-use products with enhanced integration and control features. MedGuard solutions are scaleable and modular and incorporate barcode technology throughout. Each of the products in the MedGuard solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system which automates the management and dispensing of medications at the point of use.
Mobile Carts	Any nursing area in a hospital department that administers medications	A mobile wireless computer and dispensing system that allows medication control to be taken to the bedside and provides a platform for other hospital information systems.
SinglePointe	Any nursing area in a hospital department that administers medications
Software product for use in conjunction with OmniRx and Mobile Carts which controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital.
OmniLinkRx	Doctors, nurses and pharmacists	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders to pharmacists for approval and filling
Workflow Rx	Hospital central pharmacy	Automated pharmacy storage, retrieval, and packaging systems.
SecureVault	Hospital central pharmacy	Controlled substance barcode inventory management system.
SafetyMed	Patient's bedside	Mobile nursing workflow automation and barcode medication administration system.
Anesthesia Workstation	Operating room	Mobile system for the management of anesthesia supplies and medications.

        OmniRx is the core of our medication control solutions. OmniRx is a dispensing system that automates the management and dispensing of medications at the point of use, featuring biometric identification, advanced single-dose dispensing, barcode confirmation and a wide range of drawer modules enabling the establishment of various security levels. OmniRx is also integrated with an Internet browser for clinical reference information and patient medication profiling.

        Mobile Cart is an extension of the OmniRx medication control system to a mobile environment. The Mobile Cart features an ergonomic design, medication control modules with individual-patient specific drawers programmed to lock automatically and a fully integrated all-in-one computer with wireless connectivity, eight hour battery life before recharging and battery recharging while in use.

        SinglePointe is a software extension to OmniRX and Mobile Cart that allows pharmacists to automate the distribution of specially handled medications. SinglePointe allows for patient specific medication control which extends the benefits of automated medication distribution, such as increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances, to a broader range of the medication distribution process in the hospital.

        OmniLinkRx is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, OmniLinkRx offers a solution for the management of handwritten physician orders, simplifying the communication of orders from remote nursing stations to the pharmacy.

        Workflow Rx is an automated storage, retrieval and repackaging solution for the central pharmacy. Workflow Rx enables hospital pharmacies to manage medication inventory in a central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. Workflow Rx provides security controlled by a user name and password, provides security access to certain menu options and drug classes as defined by the administrator and incorporates a detailed history database of all transactions that enables pharmacy managers to capture data for reporting and data analysis. When Workflow Rx is integrated with the healthcare facility's drug wholesaler, automated dispensing cabinets and pharmacy information system, it creates an automated inventory system that provides data on medication usage and helps hospital pharmacies manage inventory levels and costs. WorkflowRx is deployed on a storage and retrieval carousel, on a SafetyPak repackaging system or on both. The storage and retrieval carousel provides an automated, space efficient system for storing, retrieving and barcoding medications. Barcode administration through Workflow Rx is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. SafteyPak is an automated barcode medication packaging system. By labeling medications with barcodes, SafetyPak enables bedside medication administration solutions, such as SafetyMed, to perform barcode checking at the patient bedside. SafetyPak enables pharmacies to automate the replenishment of decentralized dispensing systems as well as the filling of individual patient medication bins, improving the workflow of the central pharmacy.

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

        SafetyMed is a mobile nursing workflow automation and barcode medication administration system. When integrated with our OmniRx medication dispensing systems, the OmniCenter server and/or Mobile Carts, SafetyMed verifies and documents patient identity, time of drug administration, the caregiver, the medication administered and the dosage, helping to reduce medication errors.

        Anesthesia Workstation is a mobile system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician at the point of care and can be Web-enabled, providing access to a drug information database and other clinical tools to aid in decision- making and to help improve accuracy in medication delivery. The Anesthesia TT is a fixed-position tabletop unit designed as a medication-only system.

Medication and Surgical Supply Products

        We provide end-to-end solutions designed to help optimize a healthcare facility's supply chain. These solutions are designed for use in the materials management department, the nursing unit and specialty areas. They integrate with other systems and utilize barcode technology extensively. Our supply product line includes OmniSupplier, OptiFlex and OmniBuyer. Each of the supply-line products is summarized in the table below.

Product	Use in Hospital	Description
OmniSupplier	Any nursing area in a hospital department that administers supplies	Secure dispensing system which automates the management and dispensing of medical and surgical supplies at the point of use. Includes specialty modules for the catheter lab and the operating room.
OptiFlex	Any nursing area in a hospital department that administers supplies
System for the management of medical-surgical supplies that provides the flexibility of utilizing barcode control in an open shelf environment. Includes specialty modules for the catheter lab and the operating room.
OmniBuyer	Any hospital employee initiating a purchase	Web-based subscription service that provides workflow automation of purchase requisitions.

        OmniSupplier is a cabinet-based automated system for dispensing supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used in a catheter lab, as well as for use in surgery, as described below:

  •
  Cath Module allows hospitals to secure, dispense and electronically track accurate catheter usage.

  •
  Implant Tracking Module records lot and serial number information at the OmniSupplier to enable compliance with FDA requirements regarding surgical implants in the event of a recall.

  •
  Suture Module is designed to be integrated into the OmniSupplier cabinet to secure, dispense and automatically track suture usage.

        OptiFlex is a system for the management of medical-surgical supplies in the nursing unit and specialty areas that provides the flexibility of utilizing barcode control in an open shelf environment, or combining open barcode and cabinet-based inventory management in one solution, as described below:

  •
  OptiFlex MS provides control over general medical and surgical supplies.

  •
  OptiFlex SS provides point of use data collection for the operating room. OptiFlex SS includes a system of preference cards that allows individual surgeon's operating room preferences to be catalogued and utilized in automating the preparation of individual surgery kits, including both consumable and non-consumable supplies. The system tracks supplies and procedures by operating physician and patient during surgical procedures via a time-saving touch screen interface.

  •
  OptiFlex CL is a system that provides real-time point of use data collection for the catheter lab. OptiFlex CL tracks supplies and procedures by physician for cost management and automated charge capture, allowing users to track physician names and all actions on a case. OptiFlex CL software can track multiple supply locations in a single lab department.

        OmniBuyer is a password-protected Web-based procurement application that provides automation and integration to a customer's existing requisition and approval processes. This system incorporates buyer-specific business rules such as spending limits, negotiated pricing, approval routing, line item approval and customized access profiles.

Other Products and Services

        Combination Medication-Use and Supply Product.    Our combination medication-use product and supply product line allows operating departments to store, track and dispense medications and supplies in a single system.

        Services.    We provide services that include customer education and training and maintenance and support services, all provided on a time-and-material basis. We provide service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service operations team.

        Omnicell Interface Software.    Our interface software provides interface and integration between our medication-use products or our supply products and a healthcare facility's in-house information management systems. Interface software provides seamless integration and communication of patient data, logistical data, inventory information, charge capture and billing information and other healthcare database information.

        ProServ1.    Our professional services help healthcare facilities realize the full benefit of our automation solutions. Our ProServ1 team of consultants helps customers optimize their use of technology by addressing a customer's cost, productivity and patient safety needs in the medication-use and supply chain processes.

Sales and Distribution

        We market and sell our medication dispensing products and supply automation systems principally in the United States to a variety of healthcare organizations including hospitals and specialty care facilities. Our combined direct, corporate and inside sales teams consists of approximately 87 staff members. Our direct sales team members have pharmacy management or hospital supply management experience and the team is organized by geographic regions. Individual sales representatives focus on either our medication control or medical and surgical supply product lines. Our corporate sales team focuses on large IDNs, international sales to distributors and general sales management. Our inside sales team focuses on inbound and outbound telemarketing to our installed base and focuses on maintaining excellent customer relations. We sell through distributors in Europe, the Middle East, Asia, Australia and South America.

        The sales cycle for our automation systems is long and can take in excess of twelve months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. We have contracts with several group purchasing organizations, or GPOs, that enable us to sell our automation systems to GPO-member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales and paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane, Inc., Consorta, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Managed Healthcare Associates Inc., Novation, LLC, Premier, Inc., Resources Optimization & Innovation and U.S. General Services Administration.

        To assist hospitals in purchasing our systems, we offer multi-year, non-cancelable lease payment terms in order to reduce our customer's cash flow requirements. Typically, we sell the majority of our multi-year lease payment term receivables to third-party leasing finance companies, but we also maintain a certain portion of our leases in-house.

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

        We offer technical support through our technical support center in Illinois, with some flow-through and specific product support provided by our subsidiary in India. The support center is staffed 24 hours a day, 365 days a year. We have found that approximately two-thirds of our customers' service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, our vSuite service programs, which proactively monitor system status and alert service personnel to potential problems before they lead to system failure.

Manufacturing and Inventory

        Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our manufacturing process consists primarily of the final assembly of components and of subassemblies which are assembled by third-party manufacturers. In 2006, in an effort to meet the growing demands placed on our manufacturing process to provide greater product volume, we initiated a change in our manufacturing process, securing additional single-source third-party manufacturers to build subassemblies used in our hardware products. We continued transitioning subassemblies to these single-source third-party contract manufacturers during 2007. We and our partners test subassemblies and perform a comprehensive inspection to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications and timing requirements.

        Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality and cost management, oversight of manufacturing, and conditions for the use of our intellectual property. We have entered into a long-term contract with one of our suppliers. This arrangement does not commit us to purchase any particular amount and we may terminate our agreement without cause at any time with between four and six months notice, depending upon the circumstances of the termination.

        Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation typically occurs between two weeks and nine months after the initial order is received, depending upon the customer's particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap and lower shipping costs.

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

        Our primary competitor, Pyxis Corporation, a division of Cardinal Health Inc., has a significantly larger installed base of customers than we do. In addition, Cardinal Health also markets the Care Fusion product line of bedside medication control software. Other competitors include McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, the Baxter Medication Delivery business of Baxter International Inc., Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare) and Siemens Medical Solutions (a division of Siemens AG). We believe our products and services compare favorably with the offerings of our competitors, particularly with respect to system performance, system reliability, installation, applications training, service response time and service repair quality.

Intellectual Property and Proprietary Technology

        We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.

        We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our "See & Touch" methodology used in our medication dispensing and supply automation systems, the use of guiding lights in the open matrix pharmacy drawers, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism and the methods for restocking the single-dose drawers using exchange liners.

        All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of OmniRx, OmniSupplier, SafetyPak, SafetyMed, SafetyStock, OmniBuyer, OmniSupplier, Omnicell, the Omnicell logo, OmniCenter, DecisionCenter, MedCache, ScanReq, Sure-Med, BCX Technology, Rio and the Rio logo, Freedom, Liberty, Alliance, and Allegiance trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

        We utilize industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. During 2007, we increased our research and development staff from 103 to 119. A substantial portion of our research and development staff is located in India, which provides a cost benefit that allows us to sustain a higher level of research and development resources to address customer needs. New product development projects are prioritized based on customer input. During 2007, we announced a new version of our medication control system software, OmniCenter 12.0, which includes the SinglePointe feature, and of our WorkflowRx product, version 5.1.

Employees

        As of December 31, 2007, we had a total of 806 employees, including 108 in manufacturing, 119 in research and development, 144 in sales, of which 87 comprise our combined direct, corporate and inside sales teams, 30 in sales administration and 27 in field operations who perform pre-sales activity, 296 in customer service/field operations, 26 in marketing and 113 in general and administration positions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

Business Under Government Contracts

        Our U.S. government owned or government-run hospital customers sign five-year non-cancelable leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see Item 1A, "Risk Factors."

Financing Practices Relating to Working Capital

        We assist healthcare facilities in financing their cash flow outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1 of "Notes to the Consolidated Financial Statements" included in this Annual Report on Form 10-K.

Product Backlog

        Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance for within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2007 and 2006, our backlog was $137.0 million and $114.0 million, respectively.

Company Information

        We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.

Available Information

        We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, (2) are available at the SEC's internet site (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information on our website is not incorporated by reference nor otherwise included in this report.

Executive Officers

        The following table sets forth certain information as of March 7, 2008 about our executive officers:

Name	Age	Position
Randall A. Lipps	50	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	42	Senior Vice President, Operations
Robin G. Seim	48	Vice President, Finance and Chief Financial Officer
Renee M. Luhr	47	Vice President, Sales
John G. Choma	53	Vice President, Human Resources, Employee Learning and Performance
Dan S. Johnston	44	Vice President and General Counsel

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

        Renee M. Luhr joined Omnicell in February 1999 as Vice President of Marketing and Midwest Operations and was named Vice President, Sales in March 2005. Ms. Luhr has also served as

Omnicell's Director of National Accounts and as Vice President of Corporate and Clinical Sales. Ms. Luhr received a B.A. in economics from Northwestern University.

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

        Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnston was an attorney with the law firm Cooley Godward Kronish LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.

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

        The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, the Baxter Medication Delivery business of Baxter International Inc., Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare) and Siemens Medical Solutions (a division of Siemens AG).

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

        The purchase of our medication and supply dispensing systems is often part of a customer's larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could cause our operating results to vary significantly from quarter to quarter and could harm our business.

        In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems has increased over the past few years for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers also causes a delay in the recognition of revenue for that system. Further, the larger, more complex transactions often require us to include negotiated contractual terms that have the effect of delaying revenue recognition under the accounting rules that apply to us.

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.

        Our revenue grew by 37.7% in fiscal 2007 compared to fiscal 2006. Our ability to continue to grow revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

        Our revenue growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. Our revenue growth rate may slow in the future if our revenues increase to higher levels.

        Our expense control is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products.

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

        In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. Share-based compensation expense recorded under SFAS No. 123(R) could make it more difficult and less favorable for us to grant stock options to employees in the future. If employees believe that the incentives that they would receive under any such modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.

        As a part of our business strategy, during the past year we acquired a mobile cart company, Rioux Vision, Inc. based in Elgin, South Carolina, and may seek to acquire other businesses, technologies or products in the future. We cannot assure you that the Rioux Vision acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

  •
  difficulties in combining previously separate businesses into a single unit;

  •
  substantial diversion of management's attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

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

        During the year ended December 31, 2007, our common stock traded between $16.20 and $31.12 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute stockholder value and cause our stock price to decline.

        We frequently grant stock options to our employees. At December 31, 2007, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $1.80 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we recognized expense for share-based compensation related to employee stock options and employee stock purchases. We cannot assure you that the expense we are required to recognize measures the accurate value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

        On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (R) (revised 2004) "Share-Based Payment," or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.

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

        Based on our testing of enhanced control procedures, our management has determined that, as of December 31, 2007, we remediated a material weakness in internal control over financial reporting previously reported in fiscal year ending December 31, 2006. However, in the future, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.

        U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of December 31, 2007, the balance of our unsold leases to U.S. government customers was $19.5 million.

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we were required to change suppliers to obtain an adequate supply of components and equipment on a timely basis.

        Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. In 2006 and 2007, we engaged multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In addition, this impact could damage customer relationships and any failure of a contractor to perform adequately could harm our business.

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

Intellectual property claims against us could harm our competitive position, results of operations and financial condition

        We are aware of one third-party patent issued several years ago that may relate to certain of our products. Although we have received no notice alleging infringement from this third-party to date, there can be no assurance that such third party will not assert an infringement claim against us in the future. Other than this patent, we do not believe that any of our products infringe upon the proprietary rights of any third parties. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In addition, in connection with our 2007 acquisition of Rioux Vision, Inc., we have taken on the defense of a lawsuit filed against Rioux Vision that claims that certain mobile carts designed and sold by Rioux Vision infringe a patent owned by Flo Healthcare Solutions, LLC. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

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

        Our products provide medication management and supply chain solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. For example, in February 2007, we were named as a defendant in a lawsuit filed by the family and estate of a deceased patient that alleges that defects in the design of one of our products contributed to the patient's death, which was allegedly caused by the administration of the wrong medication. Similarly, in December 2007, we were named as a defendant in a lawsuit alleging that our negligence contributed to the harm of a patient who received medication different than that which was prescribed. Litigation with respect to liability claims, regardless of any outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability. However, these policies may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition. Also, in the event that any of our products are defective, we may be required to recall or redesign those products.

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

        Deployment of these new products often requires interoperability with other Omnicell products as well as with healthcare facilities' existing information management systems. If these products fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales. Failure to establish a significant base of customer references will significantly reduce our ability to sell these products to additional customers.

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

  •
  changes in foreign regulatory requirements;

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

Due to the recent tightening credit market, some of our customers may experience more difficulty in securing funds to buy our products, which could adversely affect the demand for our products.

        Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders. Although to date we have not experienced any customer unable to secure credit specifically based on recent changes in the overall credit market, the recent troubles in the credit and mortgage markets could make it more difficult in the future for our customers to secure financing on large capital equipment deals such as ours. To the extent the troubles in the general credit market result in difficulty for our customers in financing purchases or leases of our products, demand for our products could decline.

Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.

        While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, or the Drug Enforcement Administration, or DEA, these products, or our future products, if any, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, in order to be eligible for Medicaid and Medicare funds. JCAHO does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet JCAHO requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

        While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Among other things, this legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by "covered entities," which include pharmacies and other healthcare providers with which we do business. The standards adopted to date include, among others, the "Standards for Privacy of Individually Identifiable Health Information," which restrict the use and disclosure of personally identifiable health information by covered entities, and the "Security Standards," which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information. While we are not directly regulated as a covered entity under HIPAA, we are a "business associate" to many of our customers that are covered entities. Many of these customers have required that we enter into written agreements governing the way we handle and safeguard any patient information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions. In addition, we cannot predict the potential impact of future HIPAA standards and other federal and state privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of our customers to obtain, use or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

In mid-2009, the lease term of our headquarters will expire and we may be faced with significant increased lease rates at the time we renew or renegotiate the terms of our lease.

        Our headquarters and principal facilities are located in an area where rents have been increasing significantly. Upon renewal, we may be subjected to significantly higher lease rates than we pay now, which may increase our cost of revenues and operating expenses.

Our headquarters and principal facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

        Our headquarters and principal facilities are located near known earthquake fault zones and are vulnerable to significant damage from earthquakes. We are also vulnerable to damage from other types of disasters, including fires, floods, power loss, communications failures and similar events, including the effects of war or acts of terrorism. The occurrence of an earthquake, other natural disaster or any other catastrophic event could cause damage to our facilities and equipment, which could require us to cease or suspend operations at our facilities partially or completely impairing our ability to operate our business. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions.

Anti-takeover provisions in our charter documents, our stockholders' rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

        We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders' meetings may only be called by the board of directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to the board of directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in California, Illinois, South Carolina, Tennessee, Texas and India and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Marketing, development, technical support and training facility
Bangalore, India	Research and development
Elgin, South Carolina	Administration and manufacturing
The Woodlands, Texas	Research and development and sales and marketing
Lebanon, Tennessee	Sales and product development
Livermore, California	Repair and distribution

        For additional information regarding our obligations pursuant to operating leases, see Note 12, "Commitments and Contingencies" to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named Omnicell as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient's death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

        On December 19, 2007, we were served with an amended petition naming Omnicell, Inc. as an identified "Doe" defendant in a lawsuit entitled Tak Takahama; by and through her Guardian Ad Litem Donna Takahama v. Torrance Memorial Medical Center; and Does 1 through 20 Inclusive, case number YC 055726. This lawsuit was filed in the Superior Court for the State of California for the County of Los Angeles. The lawsuit alleges claims against us for negligence arising from the use of our product by Torrance Memorial Medical Center in connection with the treatment of a patient who received a different medication than what was prescribed by the patient's physician. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of ours. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. We intend to defend the case vigorously through trial, if necessary.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

        Our common stock is traded on The NASDAQ Stock Market under the symbol "OMCL." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock.

Fiscal Year Ended December 31, 2007	High	Low
Fourth Quarter	$31.12	$23.40
Third Quarter	$29.13	$20.35
Second Quarter	$24.96	$18.97
First Quarter	$21.97	$16.20

Fiscal Year Ended December 31, 2006	High	Low
Fourth Quarter	$20.57	$16.50
Third Quarter	$19.32	$12.94
Second Quarter	$14.90	$10.31
First Quarter	$12.80	$10.48

        As of March 7, 2008, we had approximately 34,988,137 shares of common stock outstanding held by approximately 202 stockholders of record. We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1–31, 2007	—	$—	—	—
November 1–30, 2007	—	—	—	—
December 1–31, 2007	1,759	26.93	1,759	—

Total	1,759		$1,759

(1)
Represents shares of common stock withheld in satisfaction of tax withholding obligations upon conversion of restricted stock units by non-executive officers.

Performance Graph

        The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indices: the NASDAQ Composite Index and the Standard & Poor's (S&P) Composite 1500 Health Care Sector Index (as calculated using a market cap weighting methodology). The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ Stock Market. The S&P Composite 1500 Health Care Sector Index tracks the aggregate price performance of health care equity securities. Omnicell's common stock is traded on the NASDAQ Stock Market and is a component of both he NASDAQ Composite Index and the S&P Composite 1500 Health Care Sector Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Omnicell, Inc., The NASDAQ Composite Index
and the S&P Composite 1500 Health Care Sector Index(1)

*
$100 invested on 12/31/02 in the NASDAQ Composite, S&P Composite 1500 Health Care Sector Index and in Omnicell, Inc. including reinvestment of dividends.

(1)
This section is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

OMNICELL, INC.
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Total revenues	$213,081	$154,710	$121,518	$123,939	$102,127

Income (loss) from operations(1)	$18,224	$9,256	$(2,705)	$10,547	$6,984

Net income (loss)	$43,295	$10,365	$(2,074)	$10,602	$7,307

Net income (loss) per share:
Basic	$1.35	$0.38	$(0.08)	$0.43	$0.32

Diluted	$1.28	$0.36	$(0.08)	$0.38	$0.29

Shares used in per shares calculations:
Basic	32,080	27,345	25,906	24,849	22,746

Diluted	33,820	28,902	25,906	27,720	25,321

Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Total assets	$328,423	$154,630	$100,428	$99,491	$84,467
Long-term obligations, net of current portion	$15,963	$11,078	$11,409	$3,741	$5,568
Total stockholders' equity	$254,639	$89,996	$55,238	$53,697	$34,758

        The amounts shown include the results of the following acquisitions: Rioux Vision, Inc. from December 11, 2007, BCX Technology, Inc. from August 16, 2003, and APRS, Inc. from August 30, 2002.

(1)
Income (loss) from operations includes the following items:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Share-based compensation expense	$11,162	$8,129	$—	$70	$242

        You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data at December 31, 2007 and 2006 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

OMNICELL, INC.
SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share data) (Unaudited)
2007
Total revenues	$48,161	$51,822	$55,152	$57,946
Gross profit	$25,242	$27,349	$29,813	$30,905
Income from operations	$3,494	$4,181	$5,233	$5,316
Net income	$3,965	$18,093	$6,940	$14,297
Net income per share:
Basic(1)	$0.14	$0.58	$0.20	$0.41
Diluted(1)	$0.13	$0.55	$0.19	$0.39

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(In thousands, except per share data) (Unaudited)
2006
Total revenues	$34,137	$36,256	$41,231	$43,086
Gross profit	$18,653	$20,215	$22,531	$24,122
Income (loss) from operations	$733	$1,860	$2,917	$3,746
Net income (loss)	$1,016	$2,133	$3,116	$4,100
Net income (loss) per share:
Basic(1)	$0.04	$0.08	$0.11	$0.15
Diluted(1)	$0.04	$0.07	$0.11	$0.14

(1)
Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option exercise prices.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.

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

        We sell our medication dispensing and supply automation systems primarily in the United States. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. In 2007, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. We continued manufacturing sub-assemblies at a few single-source off-shore manufacturing suppliers to provide increased manufacturing capacity. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S employees involved in sales, customer support and installation work remotely.

        In general, we recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place six to nine months after our systems are ordered for all of our products except Mobile Carts. Installation of Mobile Carts takes place one to three months after the order is received. The installation process at our customers' sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer's pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services. We generate substantially all of our revenues in the United States.

        Our business grew substantially, from $154.7 million of revenue in 2006 to $213.1 million of revenue in 2007. We believe that three factors were primarily responsible for this growth:

  •
  We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

  •
  We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists; and

  •
  The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers' capital budgets.

        In addition to our revenue growth during 2007, our product backlog consisting of orders accepted but not yet installed, grew from $114.0 million at December 31, 2006 to $137.0 million at December 31, 2007, as customer orders for our products grew at a rate faster than we were able install. Our customers require well-planned installations that provide them with a minimal amount of disruption. Installations, which coincide with full delivery of our obligations to our customers and therefore represent our point of revenue recognition, can take place anywhere from one week to 12 months after an order is received for our products. Given our customers' often lengthy installation schedules, we believe our current backlog level is appropriate for our industry and that the increase in backlog is an indicator of the success of our products in the marketplace and the increased attention we have given to carefully planning installations at large institutions and at new customer sites.

        We believe that our key business strategies are a significant component to our success in achieving market acceptance of our products and services. These key strategies include:

  •
  Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry by:

  •
  Proactively anticipating and meeting customer needs;

  •
  Listening carefully to our customers prospective issues; and

  •
  Meeting and exceeding our customers' installation and support needs.

  •
  Sustaining technological leadership in the development of our products by:

  •
  Consistently innovating in our product and service offerings; and

  •
  Maintaining our flexibility in customer product design and in the installation process.

        In order to implement these strategies during 2007, we:

  •
  Increased our staff during the year to meet customer demands for products, installation and customer support;

  •
  Announced significant new product technologies, such as SinglePointe, the industry's first product capable of automated distribution of up to 100% of the medications used in a hospital;

  •
  Acquired a significant technology, Mobile Cart, through the acquisition of Rioux Vision, Inc.;

  •
  Continued a strategy to manufacture sub-assemblies at manufacturing supplier locations, providing us the potential for increased manufacturing capacity, increased flexibility and reduced demands on working capital;

  •
  Increased the staffing at our subsidiary in India to take advantage of the large local talent pool and to improve our cost structure and to provide more resources to our customers; and

  •
  Placed increased emphasis on the integration of prior acquisitions to provide customers with higher level of technology integration in our product offerings.

        In 2007, we generated positive cash flow from operations because our expenses grew at a slower pace than the overall growth in our revenues and working capital from operations. Additionally, significant investments in plant and equipment were limited to information technology and leasehold improvements. We completed a secondary offering of our common stock which provided us net proceeds of $90.2 million. As a result, net cash provided by operations was $37.2 million for the year ended December 31, 2007 and our cash and cash equivalents balance as of December 31, 2007 was $169.8 million. In 2006, net cash provided by operations was $19.5 million and we had cash and cash equivalents balance as of December 31, 2006 of $60.9 million.

        Our ability to grow revenue and produce positive cash flow is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

        The growth we have experienced has also required a substantial growth in our headcount. During 2007, we were successful in recruiting and integrating new staff members at all of our sites and in our field-based organizations. Our full-time employee headcount grew 28.8% to 806 at December 31, 2007 from 626 at December 31, 2006, including 57 employees transferred from Rioux Vision, Inc.

        In 2006, we adopted Statement of Financial Accounting Standard No. 123(R) (revised 2004) "Share-Based Payment" or SFAS No. 123(R), to record share-based awards compensation costs. Total share-based compensation expense for the year ended December 31, 2007 was $11.2 million compared to $8.1 million in 2006. The impact on net income per share for the year ended December 31, 2007 was $0.35 per share-basic and $0.33 per share-diluted compared to $0.30 per share-basic and $0.28 per share-diluted for the year ended December 31, 2006. We anticipate that the growth rate of our cost of product revenue and expenses from share-based compensation, may, at times, exceed the future growth rate of our revenues. We have initiated long-term compensation vehicles other than employee stock options to help reduce the future cost of share-based compensation programs.

        Our gross profit improved 32.5% for the year ended December 31, 2007 as compared to the year ended December 31, 2006 due to increased operational leverage and improved operating efficiencies obtained by expanding our installation process in a measured fashion. However, we believe that our gross margin could decline in 2008 as compared to 2007 as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease in our gross margin may be wholly or partially offset by revenue growth in 2008 as compared to 2007, and by component and sub-assembly cost reductions.

        In 2006, in an effort to provide greater product volume, we initiated a change in our manufacturing process by securing a single-source third-party manufacturing supplier to build sub-assemblies used in our hardware products. During 2007, we expanded the number of subassemblies manufactured by third-parties. For 2008, we expect our third-party manufacturing suppliers to build substantial portions of our required sub-assemblies providing us capacity flexibility and reduced inventory levels. We anticipate reducing our risk of dependence on single-source suppliers by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites during 2008.

        Profitability of our business grew steadily during 2007 in large part due to our efficiencies gained in our cost structure by adding headcount at a slower pace than the growth of revenue. We have invested in customer-facing portions of our business, in research and development and in infrastructure, but at a slower pace than demand for our products has grown. We anticipate that we will continue to invest in our business to support future growth generated by increased market demand. During 2008, these investments will include investment in customer and employee training, and an investment in the replacement of enterprise information technology systems, as well as investments in other areas of our business.

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

        Revenue recognition.    Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition", and all related interpretations. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

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

  •
  Collection is probable.  We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our historical experience has been that collection from our customers is generally probable.

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

        A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenue amounts paid to us for a new sale that relates to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with Statement of Financial Accounting Standard, or SFAS, SFAS No. 13, "Accounting for Leases." We recognize revenue on sales-type leases at completion of our installation obligation, if any, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income in sales-type leases is recognized in product revenue using the interest method.

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

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    Our accounting of goodwill and intangible assets complies with SFAS No. 142, "Goodwill and Other Intangible Assets." Significant management judgment is required in determining the expected useful lives of the assets.

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We review long-lived assets and certain goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in:

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

        Valuation of share-based awards.    In 2006, we adopted SFAS No. 123(R), and selected a "modified prospective" transition method using the Black-Scholes-Merton option-price method for determining and for recording the fair value of share-based awards compensation costs. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on a combination of historical and market-based implied volatility, and the expected term of the awards, which is based on our historical experience of employee stock option exercises including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions SFAS No. 123(R).

        Accounting for taxes on income.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109. On January 1, 2007, we adopted the provisions of FIN 48 through a cumulative-effect adjustment, resulting in an adjustment of $0.1 million to the opening balance of accumulated deficit as of January 1, 2007.

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

Newly Issued Accounting Standards Not Yet Adopted

        In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), "Business Combinations," or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In September 2006, FASB issued SFAS No. 157 "Fair Value Measurements," or SFAS No.157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning in the first quarter of 2008. Based on a preliminary evaluation of the impact of adopting SFAS No.157, we believe that it will not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

Results of Operations

	For the Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$178,006	83.5%	$123,196	79.6%	$95,292	78.4%
Service and other revenues	35,075	16.5%	31,514	20.4%	26,226	21.6%

Total revenues	213,081	100.0%	154,710	100.0%	121,518	100.0%

Cost of revenues:
Cost of product revenues	80,500	37.8%	56,338	36.4%	44,714	36.8%
Cost of service and other revenues	19,272	9.0%	12,851	8.3%	9,794	8.1%

Total cost of revenues	99,772	46.8%	69,189	44.7%	54,508	44.9%

Gross profit	113,309	53.2%	85,521	55.3%	67,010	55.1%
Operating expenses:
Research and development	15,050	7.0%	11,222	7.3%	9,611	7.9%
Selling, general and administrative	80,035	37.6%	65,043	42.0%	59,698	49.1%
Restructuring, facility, severance charges and disposition of assets			—	—	406	0.3%

Total operating expenses	95,085	44.6%	76,265	49.3%	69,715	57.3%

Income (loss) from operations	18,224	8.6%	9,256	6.0%	(2,705)	(2.2)%
Interest income	6,111	2.8%	1,839	1.2%	607.5%
Other income (expense)	(58)	0%	74	0%	44	0%

Income (loss) before (benefit from) provision for income taxes	24,277	11.4%	11,169	7.2%	(2,054)	(1.7)%
(Benefit from) provision for income taxes	(19,018)	(8.9%)	804	0.5%	20

Net income (loss)	$43,295	20.3%	$10,365	6.7%	$(2,074)	(1.7)%

Product Revenues, Cost of Product Revenues and Gross Profit

        The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2007, 2006, and 2005 and the percentage change between those years:

				Percentage Change
	For the Years Ended December 31,
				2007 to 2006	2006 to 2005
	2007	2006	2005
	(in thousands)
Product revenues	$178,006	$123,196	$95,292	44.5%	29.3%
Cost of product revenues	80,500	56,338	44,714	42.9%	26.0%

Gross profit	$97,506	$66,858	$50,578	45.8%	32.2%

  2007 compared to 2006

        Product revenues increased $54.8 million, or 44.5%, in 2007 as compared to 2006. The increase in product revenue was primarily due to increased installations resulting from increased unit volume sales of medication and supply automation systems from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships. New product features, the overall hospital medication safety regulatory environment, and an increased interest in automation products in hospitals contributed to these increases.

        Cost of product revenues increased by $24.2 million, or 42.9%, in 2007 as compared to 2006. The increase was primarily due to a $16.5 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $5.6 million increase in labor costs, including a $0.3 million increase in share-based compensation charge associated with SFAS No. 123(R) and $1.9 million increase in support expenses.

        Gross profit on product revenue increased by $30.6 million, or 45.8%, in 2007 as compared to 2006, primarily as a result of higher product revenues and improving margins due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.

  2006 compared to 2005

        Product revenues increased $27.9 million, or 29.3%, in 2006 as compared to 2005. The increase in product revenue was primarily due to increased installations due to increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships. New product features, the overall hospital medication safety regulatory environment, and an increased interest in automation products in hospitals contributed to these increases.

        Cost of product revenues increased by $11.6 million, or 26.0%, in 2006 as compared to 2005. The increase was primarily due to a $5.4 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $4.0 million increase in labor costs, including a $1.0 million share-based compensation charge associated with SFAS No. 123(R), a $1.9 million increase in support expenses and a $2.7 million increase in the product cost of revenues associated with the current year shift of service staff costs previously associated with general and administrative expenses. These increases were partially offset by a $2.3 million decrease in standard costs in 2006, and by a $1.1 million cost of excess and obsolete inventory which occurred in 2005.

        Gross profit on product revenue increased by $16.3 million, or 32.2%, in 2006 as compared to 2005, primarily as a result of higher product revenues and improving margins due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

        The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2007, 2006 and 2005 and the percentage change between those years:

				% Change
	For the Years Ended December 31,
				2007 to 2006	2006 to 2005
	2007	2006	2005
	(in thousands)
Service and other revenues	$35,075	$31,514	$26,226	11.3%	20.2%
Cost of service and other revenues	19,272	12,851	9,794	50.0%	31.2%

Gross profit	$15,803	$18,663	$16,432	(15.3%)	13.6%

  2007 compared to 2006

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $3.6 million, or 11.3%, in 2007 as compared to 2006. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

        Cost of service and other revenues increased by $6.4 million, or 50.0%, in 2007 as compared to 2006. The increase was primarily due to $2.9 million increase in labor costs in support of our expanded service base and to maintain our service function. The increase also included a $0.1 million increase in share-based compensation charge associated with SFAS No. 123(R), a $0.6 million increase in spare parts associated with increased volumes and a $2.8 million increase in support costs.

        Gross profit on service and other revenues decreased by $2.9 million, or 15.3%, in 2007 as compared to 2006. The decrease in gross profit margin on service and other revenues was due primarily to year-over-year increased investment in our service department.

  2006 compared to 2005

        Service and other revenues increased by $5.3 million, or 20.2%, in 2006 as compared to 2005. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in number of support service contracts.

        Cost of service and other revenues increased by $3.1 million, or 31.2%, in 2006 as compared to 2005. The increase was primarily due to $1.0 million increase in salary and benefits costs in support of the expanded service base, including a $0.2 million stock compensation charge associated with SFAS No. 123(R) and a $2.1 million shift of service staff expenses previously associated with general and administrative expenses in 2006 compared to 2005.

        Gross profit on service and other revenues increased by $2.2 million, or 13.6%, in 2006 as compared to 2005. The increase in gross profit margin on service and other revenues was due primarily to year-over-year expansion in our installed base and a resulting increase in the number of support service contracts.

Operating Expenses

        The table below shows our operating expenses for the years ended December 31, 2007, 2006 and 2005 and the percentage change between those years:

				% Change
	For the years ended December 31,
				2007 to 2006	2006 to 2005
	2007	2006	2005
	(in thousands)
Research and development	$15,050	$11,222	$9,611	34.1%	16.8%
Selling, general and administrative	80,035	65,043	59,698	23.0%	9.0%
Restructuring, facility and severance charges			406%		(100.0)%

Total operating expenses	$95,085	$76,265	$69,715	24.7%	9.4%

  2007 compared to 2006

        Research and Development.    Research and development expenses increased by $3.8 million, or 34.1%, in 2007 as compared to 2006. Research and development expenses represented 7.0% and 7.3% of total revenues in 2007 and 2006, respectively.

        The increase in research and development expenses was due primarily to a $3.6 million increase in labor expenses, including a $0.4 million increase in expenses related to share-based compensation charges associated with SFAS No. 123(R) and a $0.1 million increase in support costs. We expect research and development expenses to grow in absolute dollars due to planned additional spending to improve and enhance our existing technologies and in creation of new technologies in healthcare automation.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $15.0 million, or 23.0%, in 2007 as compared to 2006. Selling, general and administrative expenses represented 37.6% and 42.0% of total revenues in 2007 and 2006, respectively.

        In 2007, the increase in selling, general and administrative expenses was primarily due to a $13.0 million increase in labor expenses, including a $2.3 million increase in share-based compensation charges associated with SFAS No. 123(R), a $1.9 million increase in support expenses, including a $1.4 million increase in fees paid by us pursuant to group purchasing organization contracts or GPO, which were directly attributable to the higher sales volume and a $0.2 million intangible asset impairment charge. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support the installation of customer orders.

        Restructuring and Facility Charges.    We did not incur any restructuring and facility charges in 2007 or 2006.

  2006 compared to 2005

        Research and Development.    Research and development expenses increased by $1.6 million, or 16.8%, in 2006 as compared to 2005. Research and development expenses represented 7.3% and 7.9% of total revenues in 2006 and 2005, respectively.

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

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $5.3 million, or 9.0%, in 2006 as compared to 2005. Selling, general and administrative expenses represented 42.0% and 49.1% of total revenues in 2006 and 2005, respectively.

        In 2006, the increase in selling, general and administrative expenses was primarily due to a $9.0 million increase in salary and benefits costs, including a $6.3 million increase in share-based compensation charges associated with SFAS No. 123(R), a $1.6 million increase fees paid by us pursuant to GPO contracts, which were directly attributable to the higher sales volume, a $0.3 million increase in advertising expenses and a $0.9 million increase in travel expenses associated with increased support of the higher level of sales revenue. These increases were partially offset by a $2.1 million decrease in costs associated with the expenses from prior year restructuring and by $4.4 million due to a shift of service staff costs previously associated with general and administrative departmental expenses to cost of product revenues and cost of service and other revenues. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support the installation of customer orders.

        Restructuring and Facility Charges.    We did not incur any restructuring and facility charges in 2006. Restructuring and facility charges were $0.4 million in 2005.

  Interest Income, Other Income (Expense)

        The table below shows our interest income, other income (expense) for the years ended December 31, 2007, 2006 and 2005 and the percentage change between those years:

	For the Years Ended December 31,			% Change
				2007 to 2006	2006 to 2005
	2007	2006	2005
	(in thousands)
Interest income	$6,111	$1,839	$607	232.3%	203.0%
Other income (expense)	(58)	74	44	178.4%	68.2%

        The increase in interest income for 2007 as compared to 2006 was primarily due to higher average cash and cash equivalents balances as a result of the $90.2 million in net cash proceeds from our public offering of common stock in May 2007 and the impact of higher interest rates in 2007 as compared to 2006. In 2006, higher interest rates contributed to the increase over 2005.

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

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
(Benefit from) provision for income taxes	($19,018)	$804	$20

        As of December 31, 2007, we had approximately $31.4 million of deferred tax assets before a valuation allowance of $6.7 million. Generally, deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some or all of the deferred tax assets may not be realized. Realization of our deferred tax assets is dependent upon future earnings, if any. As of December 31, 2007, the remaining valuation allowance is related to unrecognized stock option deductions that will be credited directly to additional paid-in capital when realized. Until 2007, we concluded that it is more likely than not that the deferred tax assets will not be realized and therefore we provided a full valuation allowance against the deferred tax assets. In 2007, based upon our current level of profitability as well as the level of forecasted future earnings, it became more likely than not that $24.7 million of the deferred tax assets would be realized and the valuation allowance was adjusted accordingly. In evaluating the realizability of the deferred tax assets, we considered all positive evidence against any potential negative evidence in determining that it was more likely than not these assets would be realized. We will continue to evaluate the need for a valuation allowance against our deferred tax assets on a quarterly basis.

        Upon adoption of SFAS No. 123(R), we have elected to use the short form method to calculate the tax effects of share-based compensation. Under the short form method, we use the cumulative effect of award grants to establish hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation "as if" we had adopted the recognition provisions of SFAS No. 123 since its effective date of January 1, 1995.

        Due to the adoption of SFAS No. 123(R), some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits occurring from January 1, 2007 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded.

Liquidity and Capital Resources

Cash Flows

        Net cash provided by operating activities during 2007 totaled $37.2 million, an increase of $17.7 million when compared to 2006. The increase was primarily driven by increased profitability as a result of higher sales of medication and medical supply dispensing systems, increased profitability as a result of maintaining headcount growth at a slower rate than revenue growth, improved accounts receivable days sales outstanding, and reduced inventories. These increases were offset by a reduction in advanced payments from customers. Specific contributors to the generation of cash from operations were net income of $43.3 million adjusted by non-cash adjustments to income for share-based compensation charges of $11.2 million, depreciation, amortization and impairment charges of $4.8 million, tax benefit from stock-based awards of $4.9 million, increased provision for excess and obsolete inventories of $1.5 million, increases in deferred service revenue of $4.1 million, deferred gross profit of $0.6 million and accounts payable of $0.9 million. Operating activities generated $19.5 million of cash during the year ended December 31, 2006, an increase of $21.4 million when compared to 2005. The increase is primarily driven by increased profitability as a result of higher sales of medication and medical supply dispensing systems, increased profitability as a result of maintaining headcount growth at a slower rate than revenue growth, and advance payments from customers. Specific contributors to the generation of cash from operations were net income of $10.4 million, non-cash adjustments to income, increases in accrued compensation of $2.9 million, advance customer deposits of $8.8 million, accounts payable of $1.8 million, deferred service revenue of $1.2 million, deferred gross profit of $6.0 million and accrued liabilities of $1.2 million. These were partially offset by increases in accounts receivable of $7.6 million, inventory of $4.3 million, prepaid expenses of $4.5 million, other current assets of $5.7 million and net investment in sales-type leases of $6.3 million. We used $1.9 million of cash for operating activities in 2005.

        Net cash used by investing activities of $34.2 million during 2007 reflected cash used primarily to complete the acquisition of Rioux Vision, Inc. and investments in information technology infrastructure and leasehold improvements associated with additional rented office space. We used $3.8 million of cash for investing activities during the year ended December 31, 2006. We purchased $3.1 million in property and equipment and acquired $0.7 million in intellectual property. Net cash provided by investing activities was $8.3 million for the year ended December 31, 2005.

        Net cash provided by financing activities of $105.9 million during 2007 reflected net proceeds of $90.2 million from the sale and issuance of 4,485,000 shares of our common stock to the public and $15.7 million by the sale of common stock through stock option exercises and purchases under our employee stock purchase plan. We generated $15.6 million and $3.6 million of cash from exercises of stock options and purchases under our employee stock purchase plan during the years ended December 31, 2006 and 2005, respectively.

Liquidity

        Our future uses of cash are expected to be primarily for working capital, capital expenditures, common stock repurchases and other contractual obligations. In connection with the stock repurchase plan that commenced in February 2008, we utilized existing cash to repurchase up to $40.0 million of our common stock.

        We had cash and cash equivalents of $169.8 million at December 31, 2007, as compared to $60.9 million at December 31, 2006. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents, our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our working capital, capital expenditures and common stock repurchase requirements through at least the next 12 months. We may be required or choose to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Off-Balance Sheet Arrangements

        As of December 31, 2007, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

        As of December 31, 2007 we had $9.4 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments and Contingencies," to our consolidated financial statements included in this Report for further information with respect to these commitments. Our liquidity is primarily based on normal ongoing operations of our business.

        The following table summarizes our contractual obligations at December 31, 2007 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$7,704	$3,222	$3,304	$1,023	$155
Commitments to contract manufacturers and suppliers(2)	1,570	1,570	—	—	—
Other contractual obligations(3)	125	125	—	—	—

Total	$9,399	$4,917	$3,304	$1,023	$155

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $2.4 million in 2007, $2.0 million in 2006 and $1.7 million in 2005.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

(3)
As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 from January 2005 to January 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates.

        As of December 31, 2007, we had $169.8 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash and cash equivalents as of December 31, 2007, a hypothetical 1% or 100 basis points decrease in interest rates would reduce our quarterly interest income by approximately $0.5 million.

        We are exposed to interest rate risk arising from changes in interest rates related to components of our product backlog composed of offers to non-U.S. Government customers for multi-year, non-cancelable payment terms. Generally we sell non-U.S. Government receivables to third-party leasing finance companies, and we reflect the financing interest expense on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged us by the third-party leasing company. As interest rates rise, revenue received from these orders will fall. We performed a sensitivity analysis assuming a hypothetical 10% or 1,000 basis points adverse movement in interest rates from actual year-end interest rates related to underlying exposure of product backlog described above. As of December 31, 2007, the analysis indicated that this hypothetical market movement would have an adverse effect of approximately $0.2 million on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report.

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

        Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective and that the material weakness in our internal control over financial reporting related to our financial reporting process identified in our Annual Report on Form 10-K for the year ended December 31, 2006 has been remediated.

        Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting. Their audit report included elsewhere in this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007, our management concluded that our internal control over financial reporting, relating to our financial statement close process, was not effective as of December 31, 2006. Controls pertaining to the timely review of reconciliations and account balances performed during the preparation of financial statements were not effective, impacting a number of accounts including lease receivables, prepaid and other current assets, inventories, accrued liabilities, product revenue and share-based compensation. The largest error was interest income associated with leases, resulting in a revision of quarterly financial data for 2006. The adjustments associated with these errors were recorded in the consolidated financial statements for the year ended December 31, 2006.

        During fiscal 2007, we implemented the following remediation actions designed to address this material weakness: (a) added additional reconciliations and recalculations of lease receivable data; (b) continued to strengthen personnel through training of existing staff and hiring additional qualified personnel; (c) defined roles and responsibilities throughout the accounting/finance organization; and

(d) improved processes and procedures to ensure timely reconciliations of all major balance sheet items.

        We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above. Based on our testing of these enhanced procedures, management determined that, as of December 31, 2007, we have remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for December 31, 2006.

Changes in Internal Control over Financial Reporting

        Other than as described above, there were no changes made to our internal control during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The report required by this item is set forth at pages F-1 and F-2.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in April 2008 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to directors and executive officers and may be found under the heading "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled "Election of Directors" appearing in the Proxy Statement. Such information is incorporated herein by reference.

        The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled "Audit Committee" appearing in the Proxy Statement. Such information is incorporated herein by reference.

        The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance" Appearing in the Proxy Statement. Such information is incorporated herein by reference.

        Our written Code of Conduct applies to all our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our website at www.omnicell.com under the hyperlink titled "Corporate Governance." Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of our Proxy Statement under the section entitled "Compensation Discussion and Analysis."

        The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Compensation Committee Interlocks and Insider Participation."

        The information required by this Item with respect to our Compensation Committee's review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporate herein by reference to the information from the Proxy Statement under the section entitled "Compensation Committee Report."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

        The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by this Item with respect to related party transactions is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Certain Relationships and Related Transactions."

        The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Independence of the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the section from the Proxy Statement under the section entitled "Principal Accountant Fees and Services."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are included as part of this Annual Report on Form 10-K.

(1)   All financial statements.

Index to Financial Statements:	Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.
Financial Statement Schedule II	F-34

(2)   Exhibits required by Item 601 of Regulation S-K.

The information required by this item is set forth on the exhibit index which follows the signature page of this report.	E-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Omnicell, Inc.

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 14 and 16 to the consolidated financial statements, Omnicell, Inc. changed its method of accounting for sabbatical leave as of January 1, 2007, its method of accounting for uncertain tax positions as of January 1, 2007, and its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Omnicell, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Omnicell, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 13, 2008

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$169,812	$60,856
Accounts receivable, net of allowances of $1,534 and $1,533 at December 31, 2007 and 2006, respectively	37,522	34,021
Inventories	13,732	15,724
Prepaid expenses	9,482	8,033
Deferred tax assets	11,830	—
Other current assets	9,806	9,183

Total current assets	252,184	127,817

Property and equipment, net	10,184	5,226
Non-current net investment in sales-type leases	12,633	12,244
Goodwill	23,076	3,127
Other intangible assets	9,467	1,797
Non-current deferred tax assets	12,881	—
Other assets	7,998	4,419

Total assets	$328,423	$154,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,116	$8,792
Accrued compensation	8,306	7,702
Advance payments from customers	156	9,124
Accrued liabilities	12,876	5,174
Deferred service revenue	11,263	7,707
Obligation resulting from sale of receivables	538	1,093
Deferred gross profit	14,566	13,964

Total current liabilities	57,821	53,556
Long-term deferred service revenue	15,726	10,083
Other long-term liabilities	237	995
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; outstanding: 34,625,489 shares at December 31, 2007 and 28,393,286 shares at December 31, 2006	35	28
Additional paid-in capital	284,695	162,768
Accumulated deficit	(30,091)	(72,800)

Total stockholders' equity	254,639	89,996

Total liabilities and stockholders' equity	$328,423	$154,630

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Product revenues	$178,006	$123,196	$95,292
Service and other revenues	35,075	31,514	26,226

Total revenues	213,081	154,710	121,518
Cost of revenues:
Cost of product revenues	80,500	56,338	44,714
Cost of service and other revenues	19,272	12,851	9,794

Total cost of revenues	99,772	69,189	54,508

Gross profit	113,309	85,521	67,010
Operating expenses:
Research and development	15,050	11,222	9,611
Selling, general and administrative	80,035	65,043	59,698
Restructuring, facility and severance charges	—	—	406

Total operating expenses	95,085	76,265	69,715

Income (loss) from operations	18,224	9,256	(2,705)
Interest income	6,111	1,839	607
Interest expense	(20)	(8)	(8)
Other income (expense)	(38)	82	52

Income (loss) before (benefit from) provision for income taxes	24,277	11,169	(2,054)
(Benefit from) provision for income taxes	(19,018)	804	20

Net income (loss)	$43,295	$10,365	$(2,074)

Net income (loss) per share—basic	$1.35	$0.38	$(0.08)

Net income (loss) per share—diluted	$1.28	$0.36	$(0.08)

Weighted average shares outstanding:
Basic	32,080	27,345	25,906

Diluted	33,820	28,902	25,906

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common
					Accumulated Other Comprehensive Income (Loss)
	Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2004	25,333,873	26	134,795	(81,091)	(33)	53,697
Net loss	—	—	—	(2,074)	—	(2,074)
Change in unrealized loss on short-term investments	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	32	32

Total comprehensive loss	—	—	—	—	—	(2,029)
Common stock issued under stock option plans	641,135	—	2,285	—	—	2,285
Issuance of stock under employee stock purchase plan	295,853	—	1,282	—	—	1,282
Income tax benefits realized from employee stock option exercises	—	—	3	—	—	3

Balance at December 31, 2005	26,270,861	26	138,365	(83,165)	12	55,238
Net income	—	—	—	10,365	—	10,365
Change in unrealized loss on short-term investments	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	(32)	(32)

Total comprehensive income	—	—	—	—	—	10,353
Share-based compensation	—	—	8,291	—	—	8,291
Common stock issued under stock option plans	1,885,197	2	14,216	—	—	14,218
Issuance of stock under employee stock purchase plan	237,228	—	1,393	—	—	1,393
Income tax benefits realized from employee stock option exercises	—	—	503	—	—	503

Balance at December 31, 2006	28,393,286	28	162,768	(72,800)	—	89,996
Cumulative effect of accounting change—FIN 48	—	—	—	(60)	—	(60)
Cumulative effect of accounting change—EITF 06-2	—	—	—	(526)	—	(526)
Net income and comprehensive income	—	—	—	43,295	—	43,295
Common stock issued under stock option and stock award plans	1,505,783	2	13,479	—	—	13,481
Issuance of stock under employee stock purchase plan	241,420	—	2,249	—	—	2,249
Share-based compensation	—	—	11,107	—	—	11,107
Public stock issuance, net of offering costs	4,485,000	5	90,213	—	—	90,218
Income tax benefits realized from employee stock option exercises	—	—	4,879	—	—	4,879

Balance at December 31, 2007	34,625,489	$35	$284,695	$(30,091)	—	$254,639

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$43,295	$10,365	$(2,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,602	3,717	4,199
Provision for receivable allowances	614	1,341	243
Asset impairment charge	240	—	—
Loss on sale of property and equipment	11	—	3
Share-based compensation expense	11,162	8,129	—
Provision for excess and obsolete inventories	1,516	2,537	2,590
Deferred taxes	(24,711)	—	—
Income tax benefits from employee stock option exercises	4,879	503	3
Changes in operating assets and liabilities, net of effect of acquired company
Accounts receivable, net	(2,102)	(7,645)	(7,732)
Inventories	2,004	(4,336)	(1,761)
Prepaid expenses	(1,408)	(4,474)	1,695
Other current assets	460	(5,660)	(2,626)
Net investment in sales-type leases	594	(6,283)	(898)
Other assets	314	(813)	5,781
Accounts payable	892	1,775	(430)
Accrued compensation	77	2,921	1,622
Advance payments from customers	(8,968)	8,803	(3,295)
Accrued liabilities	(160)	1,247	742
Deferred service revenue	4,072	1,181	2,471
Deferred gross profit	602	5,983	135
Other long-term liabilities	(758)	216	(2,526)

Net cash provided by (used in) operating activities	37,227	19,507	(1,858)
Cash flows from investing activities
Acquisition of intangible assets and intellectual property	(331)	(677)	(723)
Acquisition of privately held company, net of cash acquired	(27,251)	—	—
Purchases of short-term investments	—	(12)	(1,564)
Maturities of short-term investments	—	—	12,728
Purchases of property and equipment	(6,637)	(3,109)	(2,098)
Proceeds from the sale of property and equipment	—	—	4

Net cash provided by (used in) investing activities	(34,219)	(3,798)	8,347
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	15,730	15,611	3,565
Proceeds from public offerings of common stock, net	90,218	—	—

Net cash provided by financing activities	105,948	15,611	3,565

Net increase in cash and cash equivalents	108,956	31,320	10,054
Cash and cash equivalents at beginning of year	60,856	29,536	19,482

Cash and cash equivalents at end of year	$169,812	$60,856	$29,536

Non-cash financing and investing activities:
Acquisition of intangible assets and intellectual property	—	—	$(677)
Supplemental disclosures of cash flow informational
Cash paid for interest	$20	$8	$8
Cash paid for taxes	$523	$678	$58

See Notes to Consolidated Financial Statements

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization & Summary of Significant Accounting Policies

        Description of the Company.    Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are medication and supply dispensing systems which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States.

        Principles of consolidation.    The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

        We completed an acquisition that was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from this business combination from December 11, 2007, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Acquisition."

        Use of estimates.    The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, valuation of goodwill and purchased intangibles, valuation of long-lived assets and accounting for income taxes.

        Reclassifications.    Certain reclassifications have been made to prior year reported accrued liabilities and advance payment from customer amounts in the balance sheet to conform to current year presentation.

        Cash and cash equivalents.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality and are available to be used in paying and receiving activities and are also invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Fair value of financial instruments and equity investments.    The carrying values of our financial instruments, including cash and cash equivalents, accounts payable, accrued compensation and accrued liabilities approximate fair value because of their short maturities. On an annual basis we review the fair value of our cost method equity investments for impairment and we determine if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

investment. Should such an impairment exist, the aggregate carrying amount of our cost method investments would be adjusted.

        Revenue recognition.    Our products are integrated with software that is essential to the functionality of our equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with Statement of Position No. 97-2, "Software Revenue Recognition," and all related interpretations. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

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

  •
  Collection is probable.  We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment. Our historical experience has been that collection from our customers is generally probable.

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

        A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenues any amounts paid to us related to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with Statement of Financial Accounting Standard, or SFAS No. 13, "Accounting for Leases." We recognize revenues on sales-type leases at completion of our installation obligation, if any, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income on sales-type leases is recognized in product revenue using the interest method.

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

        Sales of accounts receivable.    We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as "true sales" in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the years ended 2007, 2006 and 2005, we transferred non-recourse accounts receivable totaling $62.1 million, $46.1 million and $32.9 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2007 and 2006, accounts receivable included approximately $0.6 million and $3.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable. Due to the nature of the recourse clauses in certain sales arrangements, we recorded $0.7 million and $1.8 million as of December 31, 2007 and 2006, respectively, as receivables subject to a sales agreement and obligation resulting from sale of receivables.

        Concentration of credit risk.    No single customer accounted for more than 10% of our combined accounts receivable balance at December 31, 2007. One customer accounted for $4.3 million or 12% of our combined accounts receivable balance at December 31, 2006.

        Dependence on key supplier.    We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contractual terms regarding construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon giving approximately four months' notice. The contractual terms regarding inventory management of assemblies may be terminated by either the supplier or by us without cause and at any

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

time upon giving approximately six months' notice. Purchases from this supplier for the years ended December 31, 2007 and 2006, were approximately $13.5 million and $3.6 million, respectively. We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

        Concentration of rising interest rate risk.    Historically, our earnings have been negatively impacted by rising interest rates, because the present value of future payments sold to third party leasing partners diminishes in an environment of rising interest rates. Rising interest rates could negatively impact our revenue. We may also experience a reduction in interest income as a result of declining interest rates.

        Inventory.    Inventories are stated at the lower of cost (utilizing standard costs, which approximate the first-in, first-out method) or market. We routinely assess on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

        Property and equipment.    Property and equipment less accumulated depreciation are stated at historical cost. Depreciation and amortization of property and equipment are generally provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment and vehicles	2-5 years

        Software development cost.    We capitalize software development costs in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. For the years ended December 31, 2007, 2006 and 2005, we charged to expense $0.6 million, $0.6 million and $0.4 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.

        Long-lived assets including goodwill and other intangibles.    We account for goodwill and other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances. We did not recognize any goodwill impairment charges in 2007, 2006, or 2005. SFAS No. 142 also requires intangible assets with finite lives

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing other intangible assets with finite lives over their useful lives from three to 17 years.

        We review property and equipment, capitalized software, patents and certain purchased intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain purchased intangibles with finite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. In the fourth quarter of 2007, we recorded an impairment charge of approximately $0.2 million to write-off purchased technology related to our acquisition of intellectual property from NextRx Corporation in December 2005.

        Deferred revenue and deferred gross profits.    Deferred revenue arises when customers are billed for products and/or services in advance of revenue recognition. Our deferred revenue consists primarily of unearned revenue on sale of equipment for which installation has not been completed, and software licenses for which revenue is recognized in installments over the duration of the license and the unearned portion of support service contracts.

        Share-based compensation.    In applying the provisions of SFAS No. 123(R), "Share-Based Payment" or SFAS No. 123(R), we selected a "modified prospective" transition method using the Black-Scholes-Merton option-price method for determining and recording the fair value of share-based award compensation costs. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions SFAS No. 123(R).

        Income taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109," or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

Statement No. 109. On January 1, 2007, we adopted the provisions of FIN 48 through a cumulative-effect adjustment, resulting in an adjustment of $0.1 million to the opening balance of accumulated deficit as of January 1, 2007.

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses for all periods presented.

        Advertising.    Advertising costs are expensed as incurred and amounted to $0.3 million in 2007, $0.5 million in 2006 and $0.3 million in 2005.

        Operating Leases.    We lease our buildings under operating leases accounted for in accordance with SFAS No. 13, "Accounting for Leases."

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

        Foreign currency translation.    The functional currency of our foreign subsidiary is the U.S. dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income, in the accompanying Consolidated Statements of Operations.

        Segment Information.    We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2007, 2006 and 2005, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

  Accounting Changes

        On January 1, 2007, we adopted the provisions of Emerging Issues Task Force No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43," or EITF No. 06-2. EITF No. 06-2 requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate. We adopted EITF No. 06-2 through a cumulative-effect adjustment, resulting in an adjustment of $0.5 million to the opening balance of accumulated deficit as of January 1, 2007. As required by EITF No. 06-2, compensation costs associated with sabbatical leave is recorded for all employees after the adoption of the provisions of EITF No. 06-2 on a straight-line

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1.     Organization & Summary of Significant Accounting Policies (Continued)

basis over the four year accumulation period. These expenses totaled $0.6 million for the year ended December 30, 2007.

        We also adopted FIN 48 as of January 1, 2007. See Note 14, "Income Taxes" for further discussion.

  Newly Issued Accounting Standards Not Yet Adopted

        In December 2007, FASB issued SFAS No. 141(R), "Business Combinations," or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is on or after December 15, 2008. The adoption of SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In September 2006, FASB issued SFAS No. 157 "Fair Value Measurements," or SFAS No.157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning in the first quarter of 2008. Based on a preliminary evaluation of the impact of adopting SFAS No.157, we believe that it will not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

Note 2.     Acquisition

        In December 2007, we acquired 100% of the outstanding shares of Rioux Vision, Inc., or Rioux, a provider of system solutions to acute healthcare facilities, for an aggregate cash purchase price of $26.3 million of which $21.3 million was paid on closing and $5.0 million was held in escrow pending satisfaction of certain contingencies provided for in the stock purchase agreement between us and Rioux. Included in the purchase price were acquisition costs of $0.3 million. The acquisition of Rioux adds mobile cart technology to our line of medication-use systems.

        Our preliminary allocation of the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible liabilities of $2.2 million and intangible assets acquired by $19.9 million, which was allocated to goodwill and will be deductible for tax purposes. Also, in accordance with SFAS No. 141, "Business Combinations", we included a pre-acquisition contingency on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency relates to an alleged patent infringement claim and is recorded as an accrued liability as of the acquisition date.

        After the end of the purchase price allocation period, any adjustment to amounts recorded for the pre-acquisition contingency will be included in our results of operations in the period in which the

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.     Acquisition (Continued)

adjustment is determined. The purchase price allocation is preliminary and may change if information becomes available that results in a change in the acquisition cost, assets acquired or liabilities assumed at the date of purchase. The purchase price and allocation will be finalized in 2008.

        The following table sets forth the components and fair values of the intangible assets associated with the Rioux acquisition (in thousands):

	Fair Value	Weighted-Average Amortization Period
Acquired technology	$4,680	3 years
Customer relationships	2,940	8 years
Non-competition agreement	720	3 years
Trade name	220	2 years
Backlog	10	1 year

Total intangible assets	$8,570

        The fair value of intangible assets were valued using the excess earnings method under the income approach.

        Proforma financial information from this acquisition has not been presented as the historical operations of Rioux were not material to our consolidated financial statements.

Note 3.     Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2007 and December 31, 2006 were 696,530 and 223,266, respectively. 3,317,472 shares were excluded from the calculations of diluted net loss per share for the year ended December 31, 2005.

        The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$43,295	$10,365	$(2,074)
Basic
Weighted average shares outstanding—basic	32,080	27,345	25,906

Net income (loss) per share—basic	$1.35	$0.38	$(0.08)

Diluted:
Weighted average shares outstanding	32,080	27,345	25,906
Dilutive effect of employee stock plans	1,740	1,557	—

Weighted average shares outstanding—diluted	33,820	28,902	25,906

Net income (loss) per share—diluted	$1.28	$0.36	$(0.08)

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.     Net Investment in Sales-Type Leases

        Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2007	2006
Net minimum lease payments to be received	$19,830	$17,949
Less unearned interest income portion	3,285	2,849

Net investment in sales-type leases	16,545	15,100
Less current portion(1)	3,912	2,856

Non-current net investment in sales-type leases(2)	$12,633	$12,244

        The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2008	$5,482
2009	5,095
2010	4,463
2011	3,142
2012	1,648

Total	$19,830

    (1)
    a component of other current assets

    (2)
    net of allowance for doubtful accounts of $0.4 million and $0.3 million as of December 31, 2007 and December 31, 2006, respectively.

Note 5.     Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$9,002	$11,809
Work in process	—	95
Finished goods	4,730	3,820

Total	$13,732	$15,724

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.     Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Equipment and vehicles	$20,524	$15,351
Furniture and fixtures	1,119	638
Leasehold improvements	2,986	1,819
Purchased software	6,829	6,145
Capital in process	1,088	1,431

	32,546	25,384
Accumulated depreciation and amortization	(22,362)	(20,158)

Property and equipment, net	$10,184	$5,226

        Depreciation and amortization of property and equipment was approximately $3.0 million, $2.6 million, and $3.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7.     Goodwill and Other Intangible Assets

        Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. The increase in goodwill of $19.9 million in 2007 is due to the acquisition of Rioux. No goodwill impairment was recognized in 2007.

        Goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2007	December 31, 2006	Amortization Life
Customer base	$3,184	$244	5-8 years
Service contracts	268	268	5 years
Acquired technology	9,364	5,084	3-6 years
Trade name	220		2 years
Non-competition agreement	720		3 years
Backlog	10	—	1 years
Patents	332	—	17 years

Total intangible assets with finite lives	14,098	5,596
Accumulated amortization	(4,862)	(4,030)

Net intangible assets with finite lives	9,236	1,566
Trade name	231	231	Indefinite

Total other intangible assets	9,467	1,797
Goodwill	23,076	3,127

Total	$32,543	$4,924

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.     Goodwill and Other Intangible Assets (Continued)

        We capitalize third-party costs associated with internally developed patents. These costs include legal and registration fees needed to apply for and secure patents. As of December 31, 2007, we capitalized costs of $0.3 million. For patents that have not been issued and placed in use, we have not yet recorded amortization expense related to the patents. These other intangible assets will be amortized using the straight-line method over the shorter of their estimated useful lives or remaining legal life.

        In 2007, we recorded an impairment charge of approximately $0.2 million to write-off purchased acquired technology related to our acquisition of intellectual property from NextRx Corporation in December 2005. As a result of the Rioux acquisition, we have prioritized our product development in areas of greater return. Investment in the NextRx technology to make it compatible with our current product direction is not likely to occur within the timeframe that the technology will remain competitive in the marketplace. It is unlikely that the technology, in its current state and at this time, will have any value to any provider of automation equipment. The impairment charge is recorded as a selling, general and administrative expense in our Consolidated Statements of Operations. We did not record any intangible impairment charges during 2006 and 2005.

        Amortization expense totaled $1.0 million, $1.1 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future amortization expense of the intangible assets at December 31, 2007 is as follows (in thousands):

2008	$2,741
2009	2,310
2010	2,077
2011	371
2012	370
Thereafter	1,367

Total	$9,236

Note 8.     Other Assets

        Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Long-term deposits	$410	$353
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	163	670
Capitalized software development costs, net of accumulated amortization of $1,645 and $1,040 in 2007 and 2006, respectively	769	1,071
Non-current deferred service billings receivable	6,271	1,773
Other assets	35	202

Total	$7,998	$4,419

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.     Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued GPO (General Purchase Organization) fees	$1,795	$1,584
Deferred rent	1,341	1,038
Accrued professional fees	661	1,179
Pre-acquisition contingency	7,000	—
Sales and use taxes payable	699	589
Customer refunds	929	629
Other	451	155

Total	$12,876	$5,174

Note 10.   Advance Payments from Customers

        As of December 31, 2007 and 2006, $0.2 million and $9.1 million, respectively, represent advance payments from customers. Payment amounts were received before completion of medication and supply dispersing system installations at customers' facilities.

Note 11.   Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December 31,
	2007	2006
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$26,038	$21,858
Cost of sales, excluding installation costs	(11,472)	(7,894)

Deferred gross profit	$14,566	$13,964

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Commitments and Contingencies

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2007 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$7,704	$3,222	$3,304	$1,023	$155
Commitments to contract manufacturers and suppliers(2)	1,570	1,570	—	—	—
Other contractual obligations(3)	125	125	—		—

Total	$9,399	$4,917	$3,304	$1,023	$155

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $2.4 million in 2007, $2.0 million in 2006 and $1.7 million in 2005.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

(3)
As part of the December 2002 acquisition of substantially all of the intellectual properties of Medisafe, we agreed to pay $0.5 million in guaranteed minimum royalties due over four years in equal annual installments of $125,000 from January 2005 to January 2008.

Legal Proceedings

        On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient's death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

        On December 19, 2007, we were served with an amended petition naming Omnicell, Inc. as an identified "Doe" defendant in a lawsuit entitled Tak Takahama; by and through her Guardian Ad Litem Donna Takahama v. Torrance Memorial Medical Center; and Does 1 through 20 Inclusive, case number YC 055726. This lawsuit was filed in the Superior Court for the State of California for the County of Los Angeles. The lawsuit alleges claims against us for negligence arising from the use of our product by Torrance Memorial Medical Center in connection with the treatment of a patient who received a different medication than what was prescribed by the patient's physician. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.   Commitments and Contingencies (Continued)

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of ours. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. We intend to defend the case vigorously through trial, if necessary. In relation to this lawsuit and in accordance with SFAS No. 141, "Business Combinations," we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency is recorded as an accrued liability as of the acquisition date. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

Note 13.   Guarantees

        As permitted under Delaware law and our by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, we have a directors' and officers' insurance policy that may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to this indemnification obligation. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

        Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision by our technical services. Pursuant to these agreements, we may indemnify the other party for certain losses suffered or incurred by the indemnified party, generally our business affiliates or customers, in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, negligence and intentional acts in the performance of services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments which we may be required to make under these indemnification obligations to the purchase price paid, but in some cases the obligation may not be so limited. In addition, we may, in certain situations, warrant that, for a certain period of time from the date of delivery, our software products will be free from defects in media or workmanship. From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner. In addition, it is our standard policy to seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.   Guarantees (Continued)

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

Note 14.   Income Taxes

        The (benefit from) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$463	$476	$(14)
State	1,248	318	34
Foreign	41	10	—

Total current	1,752	804	20
Deferred:
Federal	(17,134)	—	—
State	(3,636)	—	—
Foreign	—	—	—

Total deferred	(20,770)	—	—

Total (benefit from) provision for income taxes	$(19,018)	$804	$20

        A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S. federal tax provision (benefit) at statutory rate	$8,494	$3,909	$(671)
State	916	518	34
Foreign tax differential	(56)	(106)	—
Non-deductible expenses	47	177	321
Share-based compensation expense	1,054	1,173	—
Disqualifying dispositions of stock options	(618)	(400)	—
Change in of valuation allowance	(28,706)	(4,417)	420
Other	(149)	(50)	(84)

Total	$(19,018)	$804	$20

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$6,675	$18,414
Tax credit carry forwards	4,505	4,109
Inventory related items	1,365	1,334
Reserves and accruals	2,269	1,741
Deferred revenue	10,750	9,288
Depreciation and amortization	1,786	1,320
Stock compensation	3,389	1,533
Other, net	647	164

Total deferred tax assets	31,386	37,903
Valuation allowance	(6,675)	(37,685)

Total deferred tax assets	24,711	218
Deferred tax liability:
Capitalized research and development costs	—	218

Total deferred tax liabilities	—	218
Net deferred taxes	$24,711	$—

        The valuation allowance decreased by $31.0 million in 2007, $5.2 million during 2006 and $1.4 million in 2005. As of December 31, 2006, we concluded that it is more likely than not that the deferred tax assets would not be realized and therefore we provided a full valuation allowance against the deferred tax assets. In 2007, based upon the our current level of profitability as well as the level of forecasted future earnings, it became more likely than not that $24.7 million of the deferred tax assets would be realized and the valuation allowance was adjusted accordingly. In evaluating the realizability of the deferred tax assets, we considered all positive evidence against any potential negative evidence in determining that it was more likely than not these assets would be realized. We will continue to evaluate the need for a valuation allowance against our deferred tax assets on a quarterly basis. As of December 31, 2007, we have approximately $6.7 million of valuation allowance, all of which is related to unrecognized stock option deductions that will be credited directly to additional paid-in capital when realized. As a result of adopting SFAS No. 123(R), the deferred tax asset balances at December 31, 2007 and 2006 exclude $8.6 million and $4.7 million, respectively, of excess tax benefits from stock option exercises during fiscal 2007 and 2006. Equity will be increased by such excess tax benefits if and when they are ultimately realized.

        As of December 31, 2007, we had net operating loss carry forwards for federal income tax purposes of approximately $41.1 million, which expire in the years 2020 through 2025, federal research and experimentation tax credits of approximately $1.9 million, which expire in the years 2007 through 2024, and federal alternative minimum tax credits of approximately $0.9 million which have no expiration. We also had net operating loss carry forwards for California state income tax purposes of

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Income Taxes (Continued)

approximately $2.7 million, which expire in the years 2012 through 2015, other state net operating loss carry forwards of $15.4 million and California research and experimentation credits of approximately $2.3 million, which have no expiration. We also had other state tax credits of approximately $0.2 million which began to expire in 2006.

        As of December 31, 2007, $12.0 million of our net operating losses generated prior to and including December 31, 2001 are subject to an approximately $4.5 million annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Net operating losses and tax credits generated after December 31, 2001, may be subject to a substantial annual limitation due to the ownership provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        As of January 1, 2007, we adopted the provisions of FIN 48. As a result of applying the provisions of FIN 48, we recognized an increase of $0.1 million in the non-current liability for uncertain tax positions and a reduction of $0.1 million to the opening balance of accumulated deficit as of January 1, 2007.

        At December 31, 2007, we had less than $0.1 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 (at adoption)	$101
Additions based on tax positions related to the current year	—
Reductions resulting from lapse of a statue of limitations	(66)
Settlements	—

Balance at December 31, 2007	$35

        Total unrecognized tax benefits are recorded within other long-term liabilities on our consolidated balance sheet as of December 31, 2007. The total unrecognized tax benefit, if recognized, would reduce the effective income tax rate in future periods. We recognize interest and/or penalties related to uncertain tax positions in other income and expense in the Consolidated Statement of Operations. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued at December 31, 2007 were immaterial.

        As a matter of course we may be audited by various taxing authorities and those audits may result in proposed assessments where the ultimate resolution results in our owing additional taxes. We evaluate these reserves each quarter and adjusts the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies, however our future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the periods that assessments are resolved or when the statutes of limitations expire.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.   Income Taxes (Continued)

        As a result of certain employment actions and capital investments undertaken by us, income earned in certain countries is subject to reduced tax rates and in some cases is wholly exempt from taxes for years through fiscal 2009. The income tax benefits attributable to the tax status of these subsidiaries are not estimated to be material.

        Our tax years 1995 to 2006 remain open to audit by the Internal Revenue Service.

Note 15.   Stockholders' Equity, 401(k) and Stock Option Plans

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

        The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding share of our common stock (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the board of directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between us and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of the Company's common stock. At no time will the Rights have any voting power. The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by Omnicell.

401(k) Plan

        We have established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 15% of their earnings, up to the maximum as required by law. Contributions by us are discretionary. No such contributions by us have been made since inception of the plan.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Stockholders' Equity, 401(k) and Stock Option Plans (Continued)

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

        In October 2006, the 1999 Plan was amended to permit grants of restricted stock and restricted stock units to participants under the 1999 plan. The board of directors determines the price, which is equal to the market price of the stock on the date of the grant, the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. We consider the dilutive impact of this program in our diluted net income (loss) per share calculation.

        Grants of restricted stock to non-employee directors are granted on the date of Omnicell's annual meeting of stockholders and vest in full on the date of Omnicell's next annual meeting of stockholders. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock

        RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of restricted stock units under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock.

        On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding, (ii) 3,000,000 shares, or (iii) such other lesser amount as may be determined by our board of directors. As of December 31, 2007, there were a total of 1,378,381 shares reserved for future issuance under the 1999 Plan.

        In April 2003, our board of directors adopted the 2003 Equity Incentive Plan, or the 2003 Plan. A total of 500,000 shares of common stock have been reserved for issuance under the 2003 Plan. As of December 31, 2007, 359,160 shares were subject to outstanding options under the 2003 Plan. As of December 31, 2007, there were a total of 123,683 shares reserved for future issuance under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Stockholders' Equity, 401(k) and Stock Option Plans (Continued)

acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than 70% of the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

        In February 2004, our board of directors adopted the 2004 Equity Incentive Plan, or the 2004 Plan and, together with the 1999 Plan and the 2003 Plan, the Plans. A total of 200,000 shares of common stock have been reserved for issuance under the 2004 Plan. No options are currently issued or outstanding under the 2004 Plan. The 2004 Plan provides for the issuance of non-qualified options to new employees as an inducement material to the individual's entering into employment with us. Options granted under the 2004 Plan have an exercise price not less than the fair market value of the stock on the date of grant and generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2004 Plan generally expire ten years from the date of grant.

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

        At December 31, 2007, the total number of shares available for future issuance under all Plans was as follows (in thousands):

Reserved under the Plans	1,702
Reserved under the 1997 Employee Stock Purchase Plan	832

Total	2,534

        1997 Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2007, 1,876,968 shares had been issued under the ESPP. On January 1 of

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.   Stockholders' Equity, 401(k) and Stock Option Plans (Continued)

each year, through and including 2007, the number of shares reserved for issuance under the ESPP increases automatically by the lesser of (i) 1.5% of the total number of shares of our common stock outstanding, (ii) 750,000 shares, or (iii) such other lesser amount as may be determined by our board of directors. As of December 31, 2007, there were a total of 832,161 shares reserved for future issuance under the ESPP.

Note 16.   Share-Based Compensation

        In December 2004, FASB issued SFAS No.123(R), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," APB No. 25. In March 2005, the SEC issued SAB No. 107, which provides the Staff's views regarding implementation issues related to SFAS No. 123(R).

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

        On November 10, 2005, the FASB issued FASB Staff Position No. SFAS No. 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We adopted the alternative method provided in the FASB Staff Position for calculating the effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital related to the tax effects of employee share-based compensation, or APIC pool, which is available to absorb tax deficiencies recognized subsequent to adoption of SFAS No. 123(R).

Impact of SFAS No. 123(R)

        We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. In 2006 we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2006 and 2007 has been reduced for estimated forfeitures. Amounts previously reported prior to the adoption of SFAS No. 123(R) have not been restated.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

        Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Years ended December 31,
	2007	2006
Cost of product and services	$1,488	$1,143
Research and development	1,109	684
Selling, general and administrative	8,565	6,302

Total share-based compensation expense	$11,162	$8,129

Impact on net income per share:
Basic	$0.35	$0.30
Diluted	$0.33	$0.28

        Share-based compensation capitalized in inventory during 2007 and 2006 was $0.1 million and $0.2 million, respectively. The income tax benefit realized from share-based compensation during 2007 and 2006 was $4.9 million and $0.5 million, respectively.

        Prior to the adoption of SFAS No.123(R), we provided the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation," or SFAS No. 123, which permitted the use of either a fair value based method or the intrinsic value method defined in APB No. 25 to account for share based compensation arrangements. As permitted by SFAS No. 123, we elected to determine the value of share based compensation arrangements under the intrinsic value based method of APB No. 25; accordingly, we only recognized compensation expense when options were granted with an exercise price below fair value of the underlying stock at the date of grant. Any resulting compensation expense was recognized ratably over the vesting period.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

        The following table sets forth pro forma information as if compensation expense had been determined using the fair value method under SFAS No. 123 (in thousands, except per share data):

Year Ended December 31, 2005
Net loss as reported	$(2,074)
Deduct: Total share-based compensation expense determined under fair value method for all awards, net of related tax effects(1)	(8,034)

Net loss pro forma(2)	$(10,108)

Net loss per share—basic as reported	$(0.08)

Net loss per share—basic pro forma(2)	$(0.39)

Net loss income per share—diluted as reported	$(0.08)

Net loss income per share—diluted pro forma(2)	$(0.39)

    (1)
    Stock-based compensation expense is calculated based on the pro forma application of SFAS No. 123.

    (2)
    Net loss and net loss per share represents pro forma information based on SFAS No. 123.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2007, 2006 and 2005 were as follows:

	Years ended December 31,
Stock Option Plans
	2007	2006	2005
Risk-free interest rate(1)	4.7%	4.5%	3.9%
Dividend yield	0%	0%	0%
Weighted-average volatility(2)	56.3%	63.1%	98.0%
Expected option life(3)	4.8 yrs	3.8 yrs	2.9 yrs

Employee Stock Purchase Plan	Years ended December 31,
	2007	2006	2005
Risk-free interest rate(1)	4.9%	4.6%	2.6%
Dividend yield	0%	0%	0%
Weighted-average volatility(2)	42.5%	65.8%	69.0%
Expected option life	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs

    (1)
    The risk-free interest rate for both stock options and the ESPP in 2007 is based on the zero-coupon U.S. Treasury rate curve in effect at the time of the option grant or at the beginning of the ESPP offering period. The risk-free interest rate for stock options and

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

      the ESPP in 2006 and 2005, is based on the Treasury bill rate in effect at the time of the option grant or at the beginning of the ESPP offering period.

    (2)
    In 2007, our computation of expected volatility for both stock options and the ESPP reflects a combination of historical and market-based implied volatility consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin 107. In 2007, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted and ESPP offerings in 2006, we calculated volatility based solely on historical volatility. For stock options granted prior to January 1, 2006 and valued in accordance with SFAS No. 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock and we recognized option forfeitures as they occurred as allowed by SFAS No. 123.

    (3)
    Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.

Share-Based Payment Award Activity

        A summary of option activity under the Plans for the years ended December 31, 2007, 2006 and 2005 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2004	6,797	$8.32
Granted	1,371	$9.41
Exercised	(642)	$3.57
Expired	(174)	$13.49
Forfeited	(768)	$7.79

Outstanding at December 31, 2005	6,584	$8.93
Granted	759	$12.73
Exercised	(1,887)	$7.53
Expired	(73)	$14.68
Forfeited	(145)	$11.02

Outstanding at December 31, 2006	5,238	$9.85
Granted	1,111	$22.71
Exercised	(1,461)	$9.22
Expired	(43)	$13.44
Forfeited	(212)	$14.82

Outstanding at December 31, 2007	4,633	$12.87

Vested and expected to vest at December 31, 2007	4,059	$12.35

Exercisable at December 31, 2007	2,795	$10.03

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

        Outstanding options at December 31, 2007 had a weighted-average remaining contractual life of 6.6 years and an aggregate intrinsic value of $65.4 million. Vested and expected to vest options had a weighted-average remaining contractual life of 6.4 years and an aggregate intrinsic value of $59.4 million. Exercisable options at December 31, 2007 had an aggregate intrinsic value of $47.2 million and a weighted-average remaining contractual life of 5.6 years.

        The outstanding exercisable options for equity share-based payment awards at December 31, 2007 were as follows:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)	(Years)		(in thousands)
$ 1.80–$ 5.15	495	4.4	$4.03	495	$4.03
$ 5.20–$ 9.34	510	5.7	$7.13	470	$6.98
$ 9.83–$10.40	509	4.1	$10.21	465	$10.22
$10.41–$10.41	103	7.0	$10.41	68	$10.41
$10.58–$10.58	541	7.9	$10.58	277	$10.58
$10.60–$11.58	553	7.3	$11.08	290	$10.89
$11.66–$13.16	630	4.8	$12.79	412	$12.85
$13.38–$20.95	703	8.3	$19.24	264	$17.77
$21.07–$26.25	449	9.5	$22.78	54	$22.63
$29.16–$29.16	140	9.6	$29.16	—	$29.16

$ 1.80–$29.16	4,633	6.6	$12.87	2,795	$10.03

        As of December 31, 2007, $10.7 million of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.4 years. The weighted average fair value of options granted was $12.07 and $6.49 during 2007 and 2006, respectively. The intrinsic value of options exercised during 2007 and 2006 was $19.9 million and $13.7 million, respectively. The total fair value of shares vested during 2007 and 2006 was $8.2 million and $7.7 million, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

Restricted Stock and Restricted Stock Units

        A summary of activity of restricted stock granted under the 1999 Plan as of December 31, 2007 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2005	—	$—
Granted	17	18.85

Nonvested at December 31, 2006	17	18.85

Granted	15	22.71
Vested	(18)	19.06
Forfeited	—	—

Nonvested at December 31, 2007	14	$22.63

        The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2007 is $0.4 million. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.1 million and is expected to be recognized over a weighted average period of 0.3 years.

        A summary of activity of restricted stock units granted under the 1999 Plan as of December 31, 2007 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2005	—	$—
Granted	15	19.91

Nonvested at December 31, 2006	15	19.91

Granted	199	24.18
Vested	(24)	20.79
Forfeited	(10)	23.06

Nonvested at December 31, 2007	180	$24.35

        The fair value of RSUs under the 1999 plan is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2007 is $4.8 million. Expected future compensation expense relating to RSUs outstanding on December 31, 2007 is $4.4 million over a weighted-average period of 3.5 years.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.   Share-Based Compensation (Continued)

Employee Stock Purchase Plan

        As of December 31, 2007, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.9 million and is expected to be recognized over a weighted average period of 0.6 years.

Note 17.   Subsequent Event

        On February 20, 2008, our board of directors authorized a stock repurchase plan providing for the repurchase of up to $40.0 million of our common stock over the next 12 months. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b5-1 plan. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. On March 12, 2008, we announced the completion of the repurchase plan. A total of 2,133,898 shares at an average cost of $18.75 per share were repurchased through a combination of open market purchases and pursuant to a 10b5-1 trading plan. Purchases were financed from our existing cash and cash equivalents.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowances Deducted from Assets:	Balance at beginning of year	Additions charged to costs and expenses	Charged to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the Year Ended December 31, 2007
Accounts receivable(1)	$1,533	$542	$(244)	Recovery	$(297)	Write-off	$1,534
Non-current investment in sales-type leases(1)	290	72					362
Deferred tax asset valuation	37,685				(31,010)	Release	6,675

Total allowances deducted from assets	$39,508	$614	$(244)		$(31,307)		$8,357

For the Year Ended December 31, 2006
Accounts receivable(1)	$689	$1,051			$(207)	Write-off	$1,533
Non-current investment in sales-type leases(1)		290					290
Deferred tax asset valuation	43,112				(5,427)	Release	37,685

Total allowances deducted from assets	$43,801	$1,341			$(5,634)		$39,508

For the Year Ended December 31, 2005
Accounts receivable(1)	$478	$243			$(32)	Write-off	$689
Deferred tax asset valuation	41,686	1,426	—		—		43,112

Total allowances deducted from assets	$42,164	$1,669			$(32)		$43,801

(1)
for doubtful accounts and sales returns.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: March 14, 2008	By:	/s/ ROBIN G. SEIM Robin G. Seim Vice President of Finance and Chief Financial Officer

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

Signature	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 14, 2008
/s/ ROBIN G. SEIM Robin G. Seim	Vice President of Finance, Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2008
/s/ MARY E. FOLEY Mary E. Foley	Director	March 14, 2008
/s/ JAMES T. JUDSON James T. Judson	Director	March 14, 2008

S-1

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 14, 2008
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	March 14, 2008
/s/ GARY S. PETERSMEYER Gary S. Petersmeyer	Director	March 14, 2008
/s/ DONALD C. WEGMILLER Donald C. Wegmiller	Director	March 14, 2008
/s/ SARA J. WHITE Sara J. White	Director	March 14, 2008
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 14, 2008

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
2.1(1)	Stock Purchase Agreement, dated November 29, 2007, by and among Omnicell, Inc., Rioux Vision, Inc. and Shawn Rioux.
3.1(2)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(4)	Bylaws of Omnicell, Inc., as amended.
4.1(2)	Form of Common Stock Certificate.
4.2(5)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1(2)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.2(2)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.3(2)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.4(2)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.5(2)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.6(2)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.7(2)	Form of Director and Officer Indemnity Agreement.
*10.8(2)	1992 Equity Incentive Plan, as amended.
*10.9(2)	1995 Management Stock Option Plan.
*10.10(2)	1997 Employee Stock Purchase Plan, as amended.
*10.11(6)	1999 Equity Incentive Plan, as amended.
*10.11A	Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 1999 Equity Incentive Plan, as amended.
*10.11B	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 1999 Equity Incentive Plan, as amended.
10.12(2)†	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.13(7)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
*10.14(6)	2003 Equity Incentive Plan.
*10.15(8)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.

10.16(8)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
*10.17(6)	2004 Equity Incentive Plan.
10.18(9)†	Master Lease/Loan Purchase Program Agreement, dated as of February 28, 2005, between Omnicell and De Lage Landen Financial Services, Inc. as amended March 11, 2006.
*10.19(10)	Omnicell Quarterly Executive Bonus Plan.
*10.20(11)	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim.
*10.21(12)	Executive Officer Compensation.
*10.22(13)	Form of Change of Control Agreement.
*10.23(14)	Employment Agreement, dated March 6, 2006, between Omnicell and Renee M. Luhr.
10.24(15)	Master Lease/Loan Purchase Program Agreement, dated as of April 3, 2006, between Omnicell and General Electric Capital Corporation.
*10.25(16)	Compensation Arrangement for Non-Employee Directors.
*10.27(17)	Amended and Restated Severance Benefit Plan.
10.28(4)	Real Property Lease, effective June 29, 2007, between Omnicell, Inc. and Britannia Hacienda VIII LLC.
*10.29(17)	Separation Agreement and General Release, by and between Omnicell, Inc. and Brian R. Rodli, dated May 4, 2007.
*10.30(12)	2007 Omnicell Quarterly Executive Bonus Plan.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
31.2	Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
32.1**	Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on December 5, 2007 and incorporated herein by reference.

(2)
Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(3)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference.

(4)
Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 9, 2007 and incorporated by reference herein.

(5)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated by reference herein.

(6)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 23, 2007 and incorporated herein by reference.

(7)
Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 7, 2003 and incorporated herein by reference.

(8)
Previously filed as an exhibit to our Annual Report on Form10-K, filed on March 8, 2004 and incorporated herein by reference.

(9)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2005 as amended by our Current Report on Form 8-K/A, filed on May 17, 2006, incorporated herein by reference.

(10)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on December 13, 2005 and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 24, 2006 and incorporated herein by reference.

(12)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on April 10, 2007 and incorporated herein by reference.

(13)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed March 16, 2006 and incorporated herein by reference.

(14)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2006 and incorporated herein by reference.

(15)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 9, 2006 and incorporated herein by reference.

(16)
Reference is made to Item 1.01 of our Current Report on Form 8-K, filed on October 30, 2006 and incorporated herein by reference.

(17)
Previously filed as an exhibit to our Current Report on From 8-K, filed on May 4, 2007 and incorporated herein by reference.

*
Management contract or compensatory plan or arrangement.

**
This certification attached hereto as Exhibit 32.1 accompanying this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

†
Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
  ITEM 6. SELECTED FINANCIAL DATA
OMNICELL, INC. SELECTED FINANCIAL DATA
OMNICELL, INC. SUPPLEMENTARY FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
OMNICELL, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par value and share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share amounts)
OMNICELL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS