Form 10-Q
period 2008-03-31
OMNICELL, Inc
filed 2008-05-12
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2008
Common Stock, $0.001 par value	32,909,293 shares

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

Omnicell, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	December 31, 2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$142,578	$169,812
Accounts receivable, net	44,818	37,522
Inventories	15,216	13,732
Prepaid expenses	8,490	9,482
Deferred tax assets	11,830	11,830
Other current assets	9,825	9,806
Total current assets	232,757	252,184
Property and equipment, net	11,290	10,184
Non-current net investment in sales-type leases	12,905	12,633
Goodwill	23,164	23,076
Other intangible assets	8,732	9,467
Non-current deferred tax asset	10,375	12,881
Other assets	8,497	7,998
Total assets	$307,720	$328,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,755	$10,116
Accrued compensation	6,778	8,306
Advance payments from customers	583	156
Accrued liabilities	11,552	12,876
Deferred service revenue	12,540	11,263
Deferred gross profit	19,397	14,566
Obligation resulting from sale of receivables	410	538
Total current liabilities	65,015	57,821
Long-term deferred service revenue	17,019	15,726
Other long-term liabilities	189	237
Total liabilities	82,223	73,784
Stockholders’ equity:
Total stockholders’ equity	225,497	254,639
Total liabilities and stockholders’ equity	$307,720	$328,423

(1)  Information derived from our December 31, 2007 audited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Omnicell, Inc.

Condensed Consolidated Statement of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product revenues	$52,415	$40,241
Services and other revenues	9,675	7,920
Total revenues	62,090	48,161

Cost of revenues:
Cost of product revenues	23,970	18,741
Cost of services and other revenues	5,776	4,178
Total cost of revenues	29,746	22,919

Gross profit	32,344	25,242
Operating expenses:
Research and development	4,276	3,385
Selling, general and administrative	23,207	18,363
Total operating expenses	27,483	21,748
Income from operations	4,861	3,494
Interest and other income, net of other expense	1,410	747
Income before provision for income taxes	6,271	4,241
Provision for income taxes	2,538	276
Net income	$3,733	$3,965

Net income per share-basic	$0.11	$0.14
Net income per share-diluted	$0.10	$0.13

Weighted average shares outstanding:
Basic	34,193	28,736
Diluted	35,582	30,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,733	$3,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,119	1,032
Provision for receivable allowance	172	78
Share-based compensation expense	3,067	2,657
Provision for excess and obsolete inventories	216	624
Deferred income taxes	2,505	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,455)	(1,769)
Inventories	(1,803)	(1,134)
Prepaid expenses	992	844
Other current assets	156	2,955
Net investment in sales-type leases	(586)	170
Other assets	(290)	(1,932)
Accounts payable	3,639	99
Accrued compensation	(1,527)	(939)
Advance payments from customers	426	(6,581)
Accrued liabilities	(1,325)	(1,347)
Deferred service revenue	2,260	283
Deferred gross profit	4,831	(671)
Other long-term liabilities	(48)	1,476
Net cash provided by (used in) operating activities	11,082	(190)

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(23)	(118)
Acquisition of privately held company, net of cash acquired	(87)	—
Purchases of property and equipment	(2,367)	(555)
Net cash used in investing activities	(2,477)	(673)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	4,225	4,676
Repurchases of common stock, net	(40,064)	—
Net cash (used in) provided by financing activities	(35,839)	4,676

Net (decrease) increase in cash and cash equivalents	(27,234)	3,813
Cash and cash equivalents at beginning of period	169,812	60,856
Cash and cash equivalents at end of period	$142,578	$64,669

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2008, and the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include depreciation expenses and other non-current assets.

Our results of operations for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any future period.

Use of estimates.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of consolidation.   The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Sales of accounts receivable.   We offer our customers multi-year, non-cancelable payment terms. For the three months ended March 31, 2008 and 2007, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $22.9 million and $9.1 million, respectively.  Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with Statement of Financial Accounting Standards, or SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 31, 2008 and 2007, we transferred non-recourse accounts receivable totaling $20.2 million and $7.1 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  These sales of accounts receivable contain a non-current component related to the service portion of our non-recourse leases.  At March 31, 2008 and December 31, 2007, accounts receivable included $0.5 million and $2.3 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  The non-current receivables from these sales, shown on our condensed consolidated balance sheet within “Other Assets,” were $6.6 million at March 31, 2008 and $6.3 million at December 31, 2007.  In addition to the non-recourse receivables noted above, we recorded $0.5 million as of March 31, 2008 and $0.7 million as of December 31, 2007 as receivables subject to sales agreements containing recourse clauses.

Dependence on key suppliers.   We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The provision of the contract regarding construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon delivery of approximately four months’ notice. The provision of the contract regarding inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon delivery of approximately six months’ notice. Purchases from this supplier for the three months ended March 31, 2008 and 2007 were approximately $4.6 million and $2.4 million, respectively.  We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier and manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Income Taxes.   For the three months ended March 31, 2008, we recorded an income tax expense of $2.5 million as compared with $0.3 million for the corresponding period for 2007.  The effective tax rate for the three months ended March 31, 2008 was 40.5% as compared to an effective tax rate of 6.5% for the corresponding period in 2007.  We expect to record an effective tax rate of 40.5% for the balance of 2008.  The increase in the effective tax rate is primarily due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.

In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109.  At December 31, 2007, current accruals with respect to tax reserves, interest and penalties on uncertain tax positions were less than $0.1 million.  Interest and penalties were recorded as other income and expense in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008, in accordance with our election under FIN 48.   Principal, interest, and taxes accrued under FIN 48 as of March 31, 2008, remain at less than $0.1 million.

Other comprehensive income.   Other comprehensive income is the same as net income for the three months ended March 31, 2008 and 2007.

Segment Information.   We manage our business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.  Our sole operating segment is medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2008 and 2007, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of the company’s revenues.

Recently Issued Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Effective Date of FASB Statement No. 157”. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 effective January 1, 2008 and determined that it did not have a material impact on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115,” or SFAS No. 159, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. The Company adopted the provisions of SFAS No. 159 effective January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R

may change how business acquisitions are accounted for and may impact the financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 may change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.  SFAS No. 141R and SFAS No. 160 will only impact the Company in relation to future business combination activities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” or SFAS No. 161.  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

Note 2.  Acquisition

In December 2007, we acquired 100% of the outstanding shares of Rioux Vision, Inc., or Rioux, a provider of system solutions to healthcare facilities, for an aggregate cash purchase price of $26.3 million of which $21.3 million was paid at the closing with the remaining $5.0 million held in escrow to satisfy indemnification claims, if any, made over the escrow period, provided for in the stock purchase agreement. Included in the purchase price were acquisition costs of $0.4 million. The acquisition of Rioux adds mobile cart technology to our line of medication-use systems.

Our preliminary allocation of the purchase price to the underlying assets acquired and liabilities assumed was based upon their fair values at the date of the acquisition. The purchase price exceeded the fair value of the net tangible liabilities and intangible assets acquired by $20.0 million, which was allocated to goodwill and will be deductible for tax purposes. Also, in accordance with SFAS No. 141, “Business Combinations”, we included a pre-acquisition contingency on our assessment of Rioux’s fair value in our preliminary purchase price allocation. The fair value of this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of the costs and risk relating to this contingency. The pre-acquisition contingency relates to an unresolved patent infringement claim made against Rioux in October 2006 and is recorded as an accrued liability as of the acquisition date.

After the end of the purchase price allocation period, any adjustment to amounts recorded for the pre-acquisition contingency will be included in our results of operations in the period in which the adjustment is determined. The purchase price allocation is preliminary and may change if information becomes available that results in a change in the acquisition cost, assets acquired or liabilities assumed at the date of purchase. The purchase price and allocation will be finalized in the fourth quarter of 2008.  Rioux is included in our condensed consolidated financial statements since December 31, 2007.  The results of Rioux have been included in our condensed consolidated statements since December 11, 2007.

Note 3.  Net Income Per Share

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

	Three Months Ended
	March 31,
	2008	2007
Basic:
Net income	$3,733	$3,965
Weighted average shares outstanding-basic	34,193	28,736
Net income per share-basic	$0.11	$0.14

Diluted:
Net income	$3,733	$3,965
Weighted average shares outstanding-basic	34,193	28,736
Add: Dilutive effect of employee stock plans	1,389	1,832
Weighted average shares outstanding-diluted	35,582	30,568
Net income per share-diluted	$0.10	$0.13

Note 4. Stockholders’ Equity and Share Based Compensation

Stock Option Plans

As of March 31, 2008, we had three active stock option plans including the 1999 Equity Incentive Plan, the 2003 Equity Incentive Plan, and the 2004 Equity Incentive Plan, or, collectively, the plans.  Total shares reserved for future issuance under these plans were 2,960,418 shares, 119,933 shares, and 200,000 shares, respectively, for a total shares available for grant of 3,280,351 shares.  Outstanding options at March 31, 2008 had a weighted-average remaining vesting period of 2.5 years and an aggregate intrinsic value of $33.6 million.  Exercisable options at March 31, 2008 had an aggregate intrinsic value of $26.7 million.  At March 31, 2008, there was $11.3 million of total unrecognized compensation cost related to non-vested stock options.  For the three months ended March 31, 2008, the aggregate intrinsic value of options exercised was $3.2 million and the weighted-average fair value of options exercised was $9.42 per share.

A summary of option activity under the Plans for the three months ended March 31, 2008 is presented below:

		Weighted-Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2007	4,633	$12.87
Granted	298	$19.87
Exercised	(264)	$9.42
Forfeited	(64)	$18.02
Expired	(4)	$18.32
Outstanding at March 31, 2008	4,599	$13.46
Exercisable at March 31, 2008	2,721	$10.41

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, if such non-employee director remains a director on such date.  There were 14,136 non-vested shares of restricted stock outstanding at both the beginning and the end of the first quarter of 2008.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our 1999 Equity Incentive Plan is the product of the number of shares granted and the grant date fair value of our common stock as calculated under the 1999 Plan. Expected future compensation expense relating to RSUs outstanding on March 31, 2008 is $5.8 million over a weighted-average period of 3.4 years.  A summary of activity of restricted stock units granted under the 1999 Plan as of March 31, 2008 is presented below:

		Weighted-Average
	Restricted Stock	Grant Date
	Units	Fair Value
	(in thousands)
Nonvested at December 31, 2007	180	$24.35
Granted	92	$19.56
Vested	(2)	$20.40
Nonvested at March 31, 2008	270	$22.74

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2008, 1,999,114 shares had been issued under the ESPP.

Treasury Stock

In February 2008, our Board of Directors authorized a stock repurchase program for $40.0 million of our common stock, excluding broker commissions of $0.1 million.  The stock repurchase activity as of March 31, 2008 is summarized as follows:

Shares repurchased	2,133,898
Average Price per share	$18.745
Value of shares repurchased including commissions	$40,063,969

These repurchased shares are recorded as treasury stock and are accounted for under the cost method.  No repurchased shares have been retired.  In April 2008, our Board approved an additional stock repurchase program; for further details see “Note 13 – Subsequent Events.”

Note 5. Share-Based Compensation

We have adopted the provisions of SFAS 123(R), “Share-Based Payment,” for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to the Plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with  SFAS No. 123(R).

The impact on our results for share-based compensation was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Cost of product and services	$510	$393
Research and development	312	253
Selling, general and administrative	2,245	2,011
Total share-based compensation expense	$3,067	2,657

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$8,589	$9,002
Work in process	539	—
Finished goods	6,088	4,730
Total Inventories	$15,216	$13,732

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Net minimum lease payments to be received	$20,568	$19,830
Less unearned interest income portion	3,449	3,285
Net investment in sales-type leases	17,119	16,545
Less current portion(1)	4,214	3,912
Non-current net investment in sales-type leases(2)	$12,905	$12,633

The minimum lease payments under sales-type leases as of March 31, 2008 were as follows:

2008 (remaining amount)	$4,558
2009	5,487
2010	4,916
2011	3,478
2012	1,845
Thereafter	284
Total	$20,568

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.4 million as of March 31, 2008 and December 31, 2007.

Note 8. Goodwill and Net Purchased Intangibles

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.  Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable

Intangible assets consist of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Customer base	3,184	337	2,847	3,184	233	2,951	5-8 years
Service contracts	268	268	—	268	268	—	3-6 years
Acquired technology	9,364	4,873	4,491	9,364	4,312	5,052	3-5 years
Patents	351	31	320	332	30	302	17 years
Trade name	220	33	187	220	6	214	2 years
Non-compete	720	72	648	720	12	708	3 years
Backlog	10	2	8	10	1	9	1 year
Trade name	231	—	231	231	—	231	Indefinite
Total Other Intangibles	14,348	5,616	8,732	14,329	4,862	9,467
Goodwill	23,164	—	23,164	23,076	—	23,076	Indefinite
Net Intangibles & Goodwill	37,512	5,616	31,896	37,405	4,862	32,543

Goodwill increased during the three months ended March 31, 2008 by $0.09 million due to additional professional fees associated with the Rioux acquisition.  Patents intangible assets increased by $0.02 million for the three months ended March 31, 2008 as a result of additional investment in patent filing costs.  Amortization expense totaled $0.8 million for the three months ended March 31, 2008.  Estimated annual expected amortization expense of intangible assets as of March 31, 2008 is as follows (in thousands):

2008 (remaining amount)	$1,985
2009	2,308
2010	2,077
2011	371
2012	370
Thereafter	1,390
Total expected amortization expense	$8,501

Note 9. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$29,963	$26,038
Cost of sales, excluding installation costs	(10,566)	(11,472)
Deferred gross profit	$19,397	$14,566

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Pre-acquisition contingency	$7,000	$7,000
Accrued Group Purchasing Organization (GPO) fees	1,694	1,795
Deferred rent	1,213	1,341
Product quality accrual	668	929
Accrued professional fees	513	661
Other	464	1,150
Total	$11,552	$12,876

Note 11. Commitments

The following table summarizes our contractual obligations at March 31, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$6,911	$2,429	$3,304	$1,023	$155
Commitments to contract manufacturers and suppliers(2)	1,570	1,570	—	—	—
Total	$8,481	$3,999	$3,304	$1,023	$155

(1)           Commitments under operating leases relate primarily to leasehold property and office equipment

(2)           We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

Note 12. Legal Proceedings

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named Omnicell as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict products liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. The company denies any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

On December 19, 2007, we were served with an amended petition naming Omnicell, Inc. as an identified “Doe” defendant in a lawsuit entitled Tak Takahama; by and through her Guardian Ad Litem Donna Takahama v. Torrance Memorial Medical Center; and Does 1 through 20 Inclusive, case number YC 055726. This lawsuit was filed in the Superior Court for the State of California for the County of Los Angeles. The lawsuit alleges claims against us for negligence arising from the use of our product by Torrance Memorial Medical Center in connection with the treatment of a patient who received a different medication than what was prescribed by the patient’s physician. The company denies any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of ours. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. The Company intends to defend the case vigorously through trial, if necessary.

Note 13. Subsequent Event

In April 2008, our Board of Directors authorized a stock repurchase program to provide for the repurchase of up to an additional $50.0 million of our common stock with no expiration date.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management” Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II — Section 1A. “Risk Factors” below.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should also read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to “Omnicell, Inc.,” “Omnicell,” “our,” “us,” “we” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.

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

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Australia, Europe, and South America.  Omnicell has not sold in the past, or has any future plans to sell its products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

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

Operating Environment During the Three Months Ended March 31, 2008

Our business continues to experience sequential quarter over quarter growth as was exhibited by an increase in revenue of 7.3% from $57.9 million during the three months ended December 31, 2007, to $62.1 million during the three months ended March 31, 2008.  We believe that three factors were primarily responsible for this growth:

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

We continue to grow our headcount in order to keep pace with the increased sales and related operational demands as exhibited by an increase in our full-time employee headcount of 5.8% from 806 full-time employees at December 31, 2007 to 853 full-time employees at March 31, 2008.  Despite this increase in headcount, we have continued to report positive operating cash flows and exited the quarter ended March 31, 2008 with cash provided by operating activities of $11.1 million.    Our ability to grow revenue and produce positive cash flow is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross profit remained relatively flat for the quarter ended March 31, 2008 as compared to the quarter ended December 31, 2007, primarily due to our integration of lower margin Rioux Vision mobile carts, which offset increased operational leverage and improved operating efficiencies obtained by expanding our installation process in a measured fashion. Although we expect to see an improvement in gross margins during the remainder of 2008, we believe that our gross margins will continue to fluctuate in line with revenue growth, the mix of products sold, the related costs and changes in headcount.

As it pertains to our product offerings, we are on track to integrate medication control software with the mobile cart, creating a new class of product solution offering due to our Rioux Vision acquisition in December 2007.  We expect to begin shipping the first version of these integrated mobile carts during the summer of 2008, providing a platform to integrate automated medication control into the bedside point of care environment.  We expect further integration with new products, including SinglePointe, which is our software extension to both OmniRX and Mobile Cart products.  SinglePointe allows pharmacists to automate the distribution of specially handled medications and will be available in early 2009.

We initiated and completed a $40.0 million repurchase of shares of our common stock, excluding broker commissions, during the quarter ended March 31, 2008.  We ended the quarter with cash and cash equivalents of $142.6 million.  On April 28, 2008, we announced a stock repurchase program to repurchase $50.0 million of our common stock.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  Revenue recognition

•                  Provision for reserves

•                  Valuation and impairment of goodwill, other intangible assets and other long lived assets

•                  Inventory

•                  Valuation of share-based awards

•                  Accounting for taxes on income

During the quarter ended March 31, 2008, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.  In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” for all other non-financial assets and liabilities, SFAS No. 157 will be effective for fiscal years beginning after November 15, 2008.  On January 1, 2008, we adopted the provisions of SFAS No. 157 on a prospective basis for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We currently do not have any assets or liabilities which require revaluation under the guidance established in SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R, and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160.  SFAS No. 141R may change how business acquisitions are accounted for and may impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 may change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.  SFAS No. 141R and SFAS No. 160 will only impact the Company in relation to future business combination activities.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133,” Or SFAS No. 161.  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our condensed consolidated financial statements.

Results of Operations

	Three Months Ended March 31,
	2008	% of Revenue	2007	% of Revenue
	(in thousands, except for percentages)
Revenues:
Product revenues	$52,415	84.4%	$40,241	83.6%
Services and other revenues	9,675	15.6%	7,920	16.4%
Total revenues	62,090	100.0%	48,161	100.0%

Cost of revenues:
Cost of product revenues	23,970	38.6%	18,741	38.9%
Cost of services and other revenues	5,776	9.3%	4,178	8.7%
Total cost of revenues	29,746	47.9%	22,919	47.6%

Gross profit	32,344	52.1%	25,242	52.4%
Operating expenses:
Research and development	4,276	6.9%	3,385	7.0%
Selling, general and administrative	23,207	37.4%	18,363	38.1%
Total operating expenses	27,483	44.3%	21,748	45.2%
Income from operations	4,861	7.8%	3,494	7.3%
Other income and expense	1,410	2.3%	747	1.6%
Income before provision for income taxes	6,271	10.1%	4,241	8.8%
Provision for income taxes	2,538	4.1%	276	0.6%
Net income	$3,733	6.0%	$3,965	8.2%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months ended March 31, 2008 and 2007 and the percentage change between those quarters:

	Three Months Ended March 31,
	2008	2007	% Change
	(in thousands, except for percentages)
Product revenues	$52,415	$40,241	30.3%
Cost of product revenues	23,970	18,741	27.9%
Gross profit	$28,445	$21,500	32.3%

Product revenues increased $12.2 million, or 30.3% in the three months ended March 31, 2008 as compared to the same period in 2007. The increase in product revenue was primarily due to increased installations as a result of increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships.

Cost of product revenues increased by $5.2 million, or 27.9% in the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to a $3.7 million increase in direct material cost, including $1.1 million from new mobile carts, and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $1.2 million increase in labor costs, including a $0.3 million increase in support expenses and other operating costs.

Gross profit on product revenue increased by $6.9 million, or 32.3% in the three months ended March 31, 2008 as compared to the same period in 2007.  Overall gross margins improved from 53.4% to 54.3%.  Stationary medication dispensing systems contributed most of this growth due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.  Our new mobile carts have higher costs which limited the overall margin growth.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months ended March 31, 2008 and 2007 and the percentage change between those quarters:

	Three Months Ended March 31,
	2008	2007	% Change
	(in thousands, except for percentages)
Service and other revenues	$9,675	$7,920	22.2%
Cost of service and other revenues	5,776	4,178	38.2%
Gross profit	$3,899	$3,742	4.2%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $1.8 million, or 22.2% in the three months ended March 31, 2008 as compared to the same period in 2007. The increases in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues increased by $1.6 million, or 38.2% in the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to a $0.8 million increase in labor costs in support of the expanded service base, including a $0.4 million increase in spare parts associated with increased volumes and a $0.4 million increase in support costs.

Gross profit on service and other revenues increased by $0.2 million, or 4.2% in the three months ended March 31, 2008 as compared to the same period in 2007. The increase in gross profit on service and other revenues was due primarily to year-over-year expansion in our installed base and a resulting increase in the number of support service contracts.

Operating Expenses

	Three Months Ended March 31,
	2008	2007	% Change
	(in thousands, except for percentages)
Research and development	$4,276	$3,385	26.3%
Selling, general and administrative	23,207	18,363	26.4%
Total operating expenses	$27,483	$21,748	26.4%

Research and Development.   Research and development expenses increased by $0.9 million, or 26.3%, in the three months ended March 31, 2008 as compared to the same period in 2007. Research and development expenses represented 6.9% and 7.0% of total revenues in the three months ended March 31, 2008 and 2007, respectively.

The increase in research and development expenses was due primarily to a $0.9 million increase in labor expenses.  We expect research and development expenses to grow in absolute dollars in connection with planned additional spending to improve and enhance our existing technologies and in the development of new technologies in health care automation.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $4.8 million, or 26.4%, in the three months ended March 31, 2008 as compared to the same period in 2007. Selling, general and administrative expenses represented 37.4% and 38.1% of total revenues in the three months ended March 31, 2008 and 2007, respectively.

In the three months ended March 31, 2008, the increase in selling, general and administrative expenses was primarily due to a $2.8 million increase in salary and benefits costs, including a $0.2 million increase in share-based compensation charges associated with SFAS No. 123(R), and a $2.0 million increase in support expenses, including a $0.7 million increase in Group Purchasing Organization, or GPO, expenses associated with the higher sales volume to such GPOs, a $0.6 million increase in facility expenses and a $0.5 million increase in depreciation, both reflecting our expansion to a new administrative building. We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support the installation of customer orders.

Provision for Income Taxes

For the three months ended March 31, 2008, we recorded an income tax expense of $2.5 million as compared with $0.3 million for the corresponding period for 2007.  The effective tax rate for the three months ended March 31, 2008 was 40.5% as compared to an effective tax rate of 6.5% for the corresponding period in 2007.  We expect to record an effective tax rate of 40.5% for the balance of 2008.  The increase in the effective tax rate is primarily due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.

In the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes and interprets the provision of FASB Statement No. 109.  At December 31, 2007, current accruals with respect to tax reserves, interest and penalties on uncertain tax positions were less than $0.1 million.  Interest and penalties were recorded as other income and expense in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008, in accordance with our election under FIN 48.   Principal, interest, and taxes accrued under FIN 48 as of March 31, 2008, remain immaterial at less than $0.1 million.

Liquidity and Capital Resources

We had cash and cash equivalents of $142.6 million at March 31, 2008, as compared to $169.8 million at December 31, 2007.   We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures, including the anticipated $50.0 million common stock repurchase.

Cash Flows

Operating activities generated $11.1 million of cash during the three months ended March 31, 2008, as compared to cash used of $0.2 million for the three months ended March 31, 2007.  The most significant contributor to the increase in cash from operations was an increase in collections of $19.1 million as Days Sales Outstanding, or DSO, declined from 73 days for the three months ended March 31, 2007 to 68 days for the three months ended March 31, 2008.  Offsetting this increase in cash generated, expenditure increases were headcount driven and resulted from an additional 213 regular employees in the ending headcount on March 31, 2008 as compared to the ending headcount on March 31, 2007.

We used $2.5 million of cash for investing activities during the three months ended March 31, 2008, as compared to $0.7 million for the three months ended March 31, 2007. The increase was primarily due to a $1.8 million increase in property and equipment stemming from increases to our information technology infrastructure and our implementation of new Enterprise Resource Planning, or ERP software.

Cash used in financing activities increased $40.5 million during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.  The increase was primarily due to the repurchase of shares of our common stock with an aggregate value of $40.0 million, plus brokerage fees, that occurred during the quarter ended March 31, 2008.

Contractual Obligations

There have been no material changes to our contractual obligations during the first quarter of fiscal 2008.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our facility leases and contractual obligations and the Notes to the condensed consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity.

Cash and cash equivalents are held for working capital purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates.

Additionally, we are exposed to interest rate risk arising from changes in interest rates related to components of our product backlog composed of offers to non-U.S. Government customers for multi-year, non-cancelable payment terms. Generally we sell non-U.S. Government receivables to third-party leasing finance companies, and we reflect the financing interest expense on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged us by the third-party leasing company.  We believe that we do not have any material exposure to changes in the fair value as a result of future changes in interest rates.  Interest rate fluctuations will, however, nominally impact future revenue.

Fair Value of Financial Instruments

We do not have material exposure to market risk with respect to investments, as we have no long term financial investments subject to SFAS No. 159. We do not use derivative financial instruments for speculative or trading purposes, nor do we invest in Auction Rate Securities.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and March 31, 2008, (the “Evaluation Dates”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of each of the Evaluation Dates, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and
15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

There were no material new legal proceedings, no material developments to existing legal proceedings, and no terminations of existing legal proceedings during the quarter ended March 31, 2008.

Item 1A.           RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline.  We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securites and Exchange Commission on March 17, 2008.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth. *

Our revenue grew by 28.9% in the quarter ended March 31, 2008 compared to the same period in 2007. Our ability to continue to grow revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

Our revenue growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. Our revenue growth rate may slow in the future if our revenues increase to higher levels.

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline. *

During the three months ended March 31, 2008, our common stock traded between $16.12 and $29.29 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute stockholder value and cause our stock price to decline. *

We frequently grant stock options to our employees. At March 31, 2008, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $1.80 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Beginning with fiscal 2006, we recognized expense for share-based compensation related to employee stock options and employee stock purchases. We cannot assure you that the expense we are required to recognize measures the accurate value of our share-based payment awards, and the recognition of this expense could cause the trading price of our common stock to decline.

On January 1, 2006, we adopted SFAS No. 123 (R) (revised 2004) “Share-Based Payment,” or SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based compensation based on estimated fair values. As a result, starting with fiscal 2006, our operating results contain a charge for share-based compensation expense related to employee stock options and employee stock purchases. The application of SFAS No. 123(R) requires the use of an option- pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of March 31, 2008, the balance of our unsold leases to U.S. government customers was $19.2 million.

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

We market software products. These software products include OmniLinkRx, SecureVault, OmniRx, OptiFlex, SafetyMed, OmniBuyer and Omnicell Interface Services. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

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

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, or the Drug Enforcement Administration, or DEA, these products, or our future products, if any, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by the Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by the Company pursuant to the publicly announced $40.0 million stock repurchase plan during the three months ended March 31, 2008 plus 1,673 shares of common stock withheld in satisfaction of tax withholding obligations upon conversion of restricted stock units by non-executive officers:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – 31, 2008	—	$—	—	—
February 1 – 29, 2008	838,207	$18.604	838,207	$ 24.5 million
March 1 – 31, 2008	2,133,898	$18.886	2,133,898	—
	1.673	$20.100	1,673
Total	2,135,571	$18.776	2,135,571	—

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(5)	Omnicell Quarterly Executive Bonus Plan.
10.21B(5)	Executive Officer Compensation.
10.26	Non-Employee Director Compensation Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 12, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 12, 2008
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(5)	Omnicell Quarterly Executive Bonus Plan.
10.21B(5)	Executive Officer Compensation.
10.26	Non-Employee Director Compensation Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as amended.)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a or Rule 15d-14(a of the Securities Exchange Act of 1934, as amended.)
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

(5)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 12, 2008, and incorporated herein by reference.