Form 10-K/A
period 2007-12-31
OMNICELL, Inc
filed 2008-06-25
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-33043

OMNICELL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Charleston Road

Mountain View, CA 94043

(650) 251-6100

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 29, 2007 was $674.0 million (based upon the closing sales price of such stock as reported on the NASDAQ Stock Market on such date). Excludes an aggregate of 1,473,900 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant has assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 7, 2008, there were 34,988,137 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Explanatory Note to this Amendment No. 1

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008. We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our Original Annual Report and our Definitive Proxy Statement filed on March 25, 2008 (the “Comment Letter”). We have modified Part II Item 9A, “Controls and Procedures,” in this Amendment in response to the Comment Letter to include a statement that based on their evaluation our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of the Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

OMNICELL, INC.
2007 Form 10-K/A

Amendment No. 1

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, the company’s  disclosure controls and procedures are effective.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Omnicell, Inc.

Date: June 24, 2008	By:	/s/ Robin G. Seim
Robin G. Seim Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Randall A. Lipps	Chief Executive Officer, President and Chairman	June 24, 2008
Randall A. Lipps	of the Board (Principal Executive Officer)

/s/ Robin G. Seim	Vice President of Finance, Chief Financial Officer	June 24, 2008
Robin G. Seim	(Principal Accounting and Financial Officer)

*/s/ MARY E. FOLEY	Director	June 24, 2008
Mary E. Foley

*/s/ JAMES T. JUDSON	Director	June 24, 2008
James T. Judson

*/s/ WILLIAM H. YOUNGER, JR.	Director	June 24, 2008
William H. Younger, Jr.

*/s/ RANDY D. LINDHOLM	Director	June 24, 2008
Randy D. Lindholm

*/s/ GARY S. PETERSMEYER	Director	June 24, 2008
Gary S. Petersmeyer

*/s/ DONALD C. WEGMILLER	Director	June 24, 2008
Donald C. Wegmiller

*/s/ SARA J. WHITE	Director	June 24, 2008
Sara J. White

*/s/ JOSEPH E. WHITTERS	Director	June 24, 2008
Joseph E. Whitters

/s/ RANDALL A. LIPPS
Randall A. Lipps		June 24, 2008
*Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.