Form 10-Q
period 2008-06-30
OMNICELL, Inc
filed 2008-08-08
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2008
Common Stock, $0.001 par value	31,066,184 shares

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

Omnicell, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$122,783	$169,812
Accounts receivable, net	40,784	37,522
Inventories	15,533	13,732
Prepaid expenses	7,904	9,482
Deferred tax assets	11,830	11,830
Other current assets	9,536	9,806
Total current assets	208,370	252,184
Property and equipment, net	12,632	10,184
Non-current net investment in sales-type leases	11,434	12,633
Goodwill	24,309	23,076
Other intangible assets	8,034	9,467
Non-current deferred tax asset	10,273	12,881
Other assets	9,013	7,998
Total assets	$284,065	$328,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,186	$10,116
Accrued compensation	8,492	8,306
Advance payments from customers	63	156
Accrued liabilities	11,337	12,876
Deferred service revenue	12,243	11,263
Deferred gross profit	14,056	14,566
Obligation resulting from sale of receivables	313	538
Total current liabilities	58,690	57,821
Long-term deferred service revenue	17,249	15,726
Other long-term liabilities	140	237
Total liabilities	76,076	73,784
Stockholders’ equity:
Total stockholders’ equity	207,986	254,639
Total liabilities and stockholders’ equity	$284,065	$328,423

(1)  Information derived from our December 31, 2007 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Omnicell, Inc.

Condensed Consolidated Statement of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$52,870	$42,654	$105,286	$82,895
Services and other revenues	10,504	9,168	20,179	17,088
Total revenues	63,374	51,822	125,465	99,983
Cost of revenues:
Cost of product revenues	24,349	19,557	48,319	38,297
Cost of services and other revenues	6,665	4,917	12,440	9,095
Total cost of revenues	31,014	24,474	60,759	47,392
Gross profit	32,360	27,348	64,706	52,591
Operating expenses:
Research and development	4,978	3,765	9,255	7,151
Selling, general and administrative	22,878	19,402	46,085	37,765
Total operating expenses	27,856	23,167	55,340	44,916
Income from operations	4,504	4,181	9,366	7,675
Interest and other income, net of other expense	722	1,272	2,131	2,020
Income before provision for (benefit from) income taxes	5,226	5,453	11,497	9,695
Provision for (benefit from) income taxes	2,473	(12,640)	5,011	(12,363)
Net income	$2,753	$18,093	$6,486	$22,058

Net income per share-basic	$0.09	$0.58	$0.20	$0.74
Net income per share-diluted	$0.08	$0.55	$0.19	$0.70

Weighted average shares outstanding:
Basic	31,716	31,003	32,954	29,870
Diluted	32,549	32,831	34,065	31,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,486	$22,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,484	1,770
Provision for receivable allowance	133	212
Share-based compensation expense	6,000	5,197
Income tax benefits from employee stock option exercises	1,424	204
Provision for excess and obsolete inventories	527	1,199
Deferred income taxes	2,607	(12,907)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,361)	(2,990)
Inventories	(2,431)	342
Prepaid expenses	1,578	458
Other current assets	522	2,940
Net investment in sales-type leases	690	(21)
Other assets	(360)	(1,791)
Accounts payable	2,070	(211)
Accrued compensation	186	189
Advance payments from customers	(93)	(8,643)
Accrued liabilities	(1,539)	(657)
Deferred service revenue	1,646	4,080
Deferred gross profit	(509)	3,694
Other long-term liabilities	(97)	(556)
Net cash provided by operating activities	19,963	14,567

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(107)	(196)
Acquisition of privately held company, net of cash acquired	(1,233)	—
Proceeds from sale of property and equipment	100	—
Purchases of property and equipment	(5,291)	(1,333)
Net cash used in investing activities	(6,531)	(1,529)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	4,603	8,012
Net proceeds from public offering of common stock	—	90,231
Repurchases of common stock, net	(65,064)	—
Net cash provided by (used in) financing activities	(60,461)	98,243

Net increase (decrease) in cash and cash equivalents	(47,029)	111,281
Cash and cash equivalents at beginning of period	169,812	60,856
Cash and cash equivalents at end of period	$122,783	$172,137

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2008, and the results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include depreciation expenses and other non-current assets.

Our results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any future period.

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

Sales of accounts receivable. We offer our customers multi-year, non-cancelable payment terms. For the three and six months ended June 30, 2008, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $20.2 million and $43.2 million, respectively.  Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $19.0 million and $28.1 million, respectively for comparable periods in 2007.  Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of the accounts receivables as “true sales” in accordance with Statement of Financial Accounting Standards, or SFAS, No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 30, 2008 and 2007, we transferred non-recourse accounts receivable totaling $36.2 million and $19.0 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  These sales of accounts receivable contain a non-current component related to the service portion of our non-recourse leases.  At June 30, 2008 and December 31, 2007, accounts receivable included $1.2 million and $2.3 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  The non-current receivables from these sales, shown on our condensed consolidated balance sheet within “Other Assets,” were $7.1 million at June 30, 2008 and $6.3 million at December 31, 2007.  In addition to the non-recourse receivables noted above, we recorded $0.5 million as of June 30, 2008 and $0.7 million as of December 31, 2007 as receivables subject to sales agreements containing recourse clauses.

Dependence on key suppliers. We have a supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The provision of the contract regarding construction and supply of assemblies may be terminated by either the supplier or by us without cause and at any time upon delivery of approximately four months’ notice. The provision of the contract regarding inventory management of assemblies may be terminated by either the supplier or by us without cause and at any time upon delivery of approximately six months’ notice. Purchases from this supplier for the three and six months ended June 30, 2008 were approximately $4.2 million and $8.8 million, respectively.  Purchases from this supplier were approximately $3.1 million and $5.5 million, respectively, for comparable periods in 2007.  We expect our third-party manufacturing supplier to build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California. We anticipate reducing our risk of dependence on a single-source supplier by establishing additional supplier and manufacturing relationships and by securing single-source supplier secondary manufacturing sites.

Income Taxes. For the three and six months ended June 30, 2008, we recorded an income tax expense of $2.5 million and $5.0 million respectively as compared with an income tax benefit of $12.7 million and $12.4 million for the corresponding periods in 2007.  The effective tax rate for the six months ended June 30, 2008 was 43.6% as compared to an effective tax rate of 40.5% for the three months ended March 31, 2008.  The increase in the effective tax rate during the second quarter of 2008 was primarily due to a reduction of our forecasted income for the tax year which caused the rate impact related to the expensing of our stock based compensation to increase. The tax benefit of $12.4 million in the six months ended June 30, 2007 was due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.  As the balance of the valuation reserve was released at the end of 2007, we do not expect similar tax benefits in the future.

Other comprehensive income. Other comprehensive income is the same as net income for the three and six months ended June 30, 2008 and 2007.

Segment Information. We manage our business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency.  Our sole operating segment is medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and six months ended June 30, 2008 and 2007, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of the Company’s revenues.

Recently Issued Accounting Pronouncements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position, or FSP, 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “Effective Date of FASB Statement No. 157.”  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 effective January 1, 2008 and determined that it did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115,” or SFAS No. 159, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We adopted the provisions of SFAS No. 159 effective January 1, 2008 and has elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 141R may change how business acquisitions are accounted for and may impact the financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 may change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted.  SFAS No. 141R and SFAS No. 160 will only impact the Company in relation to future business combination activities.

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

During the second quarter of 2008, we continued to refine our valuation of the underlying net assets acquired and, based on the refinement of estimates of pre-existing liabilities at the acquisition date, we determined that an additional $1.1 million of goodwill, which is the excess of the purchase price over the fair value of the net assets acquired, was required, increasing the total goodwill from the acquisition to $21.2 million.  The original acquisition accounting in December 2007, in accordance with SFAS No. 141, “Business Combinations,” included a pre-acquisition contingency on our assessment of Rioux’s fair value in our preliminary purchase price allocation. The fair value of this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of the costs and risk relating to this contingency. The pre-acquisition contingency relates to an unresolved patent infringement claim made against Rioux in October 2006 and is recorded as an accrued liability as of the acquisition date.

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

	Three Months Ended June 30.		Six Months Ended June 30.
	2008	2007	2008	2007
Basic:
Net income	$2,753	$18,093	$6,486	$22,058
Weighted average shares outstanding—basic	31,716	31,003	32,954	29,869
Net income per share—basic	$0.09	$0.58	$0.20	$0.74

Diluted:
Net income	$2,753	$18,093	$6,486	$22,058
Weighted average shares outstanding—basic	31,716	31,003	32,954	29,869
Add: Dilutive effect of employee stock options	833	1,827	1,111	1,826
Weighted average shares outstanding—diluted	32,549	32,830	34,065	31,695
Net income per share—diluted	$0.08	$0.55	$0.19	$0.70

Note 4. Stockholders’ Equity and Share Based Compensation

Stock Option Plans

As of June 30, 2008, we had three active stock option plans including the 1999 Equity Incentive Plan, the 2003 Equity Incentive Plan, and the 2004 Equity Incentive Plan, or, collectively, the Plans.  Total shares of common stock reserved for future issuance under the Plans were 4,700,522 shares, 115,933 shares, and 200,000 shares, respectively, for total shares available for grant of 5,016,455 shares.  At June 30, 2008, outstanding options had a weighted-average remaining vesting period of 2.3 years and an aggregate intrinsic value of $11.0 million.  At June 30, 2008, exercisable options had an aggregate intrinsic value of $9.8 million.  At June 30, 2008, there was $12.0 million of total unrecognized compensation cost related to non-vested stock options.  For the three months ended June 30, 2008, the aggregate intrinsic value of options exercised was $0.3 million and the weighted-average fair value of options exercised was $8.63 per share.

A summary of option activity under the Plans for the six months ended June 30, 2008 is presented below:

		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2007	4,633	$12.87
Granted	476	$17.57
Exercised	(311)	$9.31
Forfeited	(83)	$19.11
Expired	(5)	$17.57
Outstanding at June 30, 2008	4,710	$13.47
Exercisable at June 30, 2008	2,912	$10.83

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, if such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our 1999 Equity Incentive Plan, or 1999 Plan, is the product of the number of shares granted and the grant date fair value of our common stock as calculated under the 1999 Plan. Expected future compensation expense relating to RSUs outstanding on June 30, 2008 is $5.2 million over a weighted-average period of 3.2 years.  A summary of activity of both restricted stock and RSUs as of June 30, 2008 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, December 31, 2007	14,136	$22.63	180,145	$24.35
Awarded	40,712	$11.91	96,650	$19.26
Released	(14,136)	$22.63	(24,311)	$19.74
Forfeited	—	$0.00	(3,600)	$22.44
Non-vested, June 30, 2008	40,712	$11.91	248,884	$22.85

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2008, 1,999,114 shares had been issued under the ESPP and 710,015 shares are available for purchase through the ESPP.

Treasury Stock

In February 2008, our Board of Directors authorized a stock repurchase program for $40.0 million of our common stock, excluding broker commissions of $0.1 million that we completed in February and March 2008.  In April 2008, our Board of Directors authorized an additional stock repurchase program to provide for the repurchase of up to an additional $50.0 million of our common stock.

The stock repurchase activity as of June 30, 2008 is summarized as follows (value of shares repurchased  in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	June 30, 2008	June 30, 2008
Shares repurchased	2,133,898	1,932,398	4,066,296
Average Price per share	$18.745	$12.907	$15.971
Value of shares repurchased including commissions	$40,064	$25,000	$65,064

These repurchased shares are recorded as treasury stock and are accounted for under the cost method.  No repurchased shares have been retired.  The timing, price and volume of the repurchase of the remaining authorized shares will be based on market conditions, relevant securities laws and other factors.

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

The impact on our results for share-based compensation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of product and services	$416	$331	$926	$725
Research and development	304	231	616	485
Selling, general and administrative	2,213	1,976	4,458	3,987
Total share-based compensation expense	$2,933	$2,538	$6,000	$5,197

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$9,188	$9,002
Work in process	140	—
Finished goods	6,205	4,730
Total Inventories	$15,533	$13,732

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Net minimum lease payments to be received	$18,756	$19,830
Less unearned interest income portion	2,934	3,285
Net investment in sales-type leases	15,822	16,545
Less current portion(1)	4,388	3,912
Non-current net investment in sales-type leases(2)	$11,434	$12,633

The minimum lease payments under sales-type leases as of June 30, 2008:

2008 (remaining amount)	$2,992
2009	5,336
2010	4,892
2011	3,538
2012	1,787
Thereafter	211
Total	$18,756

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.4 million as of June 30, 2008 and December 31, 2007.

Note 8. Goodwill and Net Purchased Intangibles

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.  Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.  Goodwill increased during the three months ended June 30, 2008 by $1.1 million due to a refinement of our estimates of liabilities assumed in the acquisition of Rioux.  Patents increased by $0.08 million for the three months ended June 30, 2008 as a result of additional investment in patent filing costs.

Intangible assets consist of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Customer base	3,184	442	2,742	3,184	233	2,951	5-8 years
Service contracts	268	268	—	268	268	—	3-6 years
Acquired technology	9,364	5,436	3,928	9,364	4,312	5,052	3-5 years
Patents	435	53	382	332	30	302	17 years
Trade name	220	61	159	220	6	214	2 years
Non-compete	720	133	587	720	12	708	3 years
Backlog	10	5	5	10	1	9	1 year
Trade name	231	—	231	231	—	231	Indefinite
Total Other Intangibles	14,432	6,398	8,034	14,329	4,862	9,467
Goodwill	24,309	—	24,309	23,076	—	23,076	Indefinite
Net Intangibles & Goodwill	38,741	6,398	32,343	37,405	4,862	32,543

Amortization expense totaled $1.5 million for the six months ended June 30, 2008.  Estimated annual expected amortization expense of intangible assets as of June 30, 2008 is as follows (in thousands):

2008 (remaining amount)	$1,239
2009	2,327
2010	2,093
2011	390
2012	390
Thereafter	1,364
$7,803

Note 9. Deferred Gross Profit

Deferred gross profit consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$25,955	$26,038
Cost of sales, excluding installation costs	(11,899)	(11,472)
Deferred gross profit	$14,056	$14,566

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Pre-acquisition contingency	$6,481	$7,000
Accrued Group Purchasing Organization (GPO) fees	1,850	1,795
Product quality accrual	1,088	1,150
Deferred rent	1,073	1,341
Taxes payable	395	699
Accrued professional fees	364	661
Other	86	230
Total	$11,337	$12,876

Note 11. Commitments

The following table summarizes our contractual obligations at June 30, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$6,623	$3,364	$2,545	$692	$22
Commitments to contract manufacturers and suppliers(2)	1,570	1,570	—	—	—
Total	$8,193	$4,934	$2,545	$692	$22

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

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux is a wholly-owned subsidiary.  On October 26, 2006, Rioux was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux.  We intend to defend the case vigorously.

Note 13. Facilities Closure

On May 13, 2008, we announced plans to relocate our mobile cart manufacturing from Elgin, South Carolina to subcontract suppliers and our existing facility in Livermore, California.  The consolidation of mobile cart manufacturing services in near proximity to our other manufacturing and development facilities supports the strategy to integrate medication management system technology with mobile cart technology.  We incurred approximately $0.3 million costs in the three months ended June 30, 2008 associated with the South Carolina facility closure, primarily in employee costs in eliminating 35 positions and fixed asset disposal costs.  These costs were recorded approximately 80% in cost of goods sold and 20% in selling, general and administrative categories.  We expect the majority of the remaining closure costs to be facilities related and to be completed by September 30, 2008.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Australia, Europe, and South America.  Omnicell has not sold in the past, and has no future plans to sell its products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

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

Operating Environment During the Three Months Ended June 30, 2008

Our business continues to experience year over year growth as was exhibited by an increase in revenue of 22.3% from $51.8 million during the three months ended June 30, 2007, to $63.4 million during the three months ended June 30, 2008.  We believe that three factors were primarily responsible for this growth:

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

We continue to grow our headcount in order to keep pace with the increased sales and related operational demands as exhibited by an increase in our full-time employee headcount of 30.2% from 676 full-time employees at June 30, 2007 to 880 full-time employees at June 30, 2008.  Despite this increase in headcount, we have continued to report positive operating cash flows, generating $20.0 million cash provided by operating activities during the six months ended June 30, 2008.  Our ability to grow revenue and produce positive cash flow is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites on a timely basis and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross profit remained relatively flat for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, primarily due to our integration of lower margin Rioux Vision mobile carts and costs associated with the closure and consolidation of our Elgin, South Carolina manufacturing facility with other existing facilities, which offset improvements in our costs of materials.  Although we expect to see an improvement in gross margins during the remainder of 2008, we believe that our gross margins will continue to fluctuate in line with revenue growth, the mix of products sold, the related costs and changes in headcount.

As it pertains to our product offerings, we are on track to integrate medication control software with the mobile cart, which we acquired in the Rioux Vision transaction in December 2007, creating a new class of product solution offering.  The first version of these integrated mobile carts became available in June 2008, providing a platform to integrate automated medication control into the bedside point of care environment.  We expect further integration with new products, including SinglePointe, which is a software extension to both OmniRX and Mobile Cart products.  SinglePointe allows pharmacists to automate the distribution of specially handled medications.  SinglePointe is available today on OmniRX medication control systems and we anticipate will be available as a feature of the mobile cart platform during 2009.

On April 28, 2008, we announced a stock repurchase program to repurchase up to $50.0 million of our common stock.  We initiated and completed a $25.0 million repurchase of shares of our common stock, inclusive of broker commissions, during the quarter ended June 30, 2008.  We ended the quarter with cash and cash equivalents of $122.8 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  Revenue recognition;

•                  Provision for reserves;

•                  Valuation and impairment of goodwill, other intangible assets and other long lived assets;

•                  Inventory;

•                  Valuation of share-based awards; and

•                  Accounting for taxes on income.

During the six months ended June 30, 2008, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.  In accordance with SFAS 157-2, “Effective Date of FASB Statement No. 157,” for all other non-financial assets and liabilities, SFAS No. 157 will be effective for fiscal years beginning after November 15, 2008.  On January 1, 2008, we adopted the provisions of SFAS No. 157 on a prospective basis for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2008		2007		2008		2007
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$52,870	83.4%	$42,654	82.3%	$105,286	83.9%	$82,895	82.9%
Service and other revenues	10,504	16.6%	9,168	17.7%	20,179	16.1%	17,088	17.1%
Total revenues	63,374	100.0%	51,822	100.0%	125,465	100.0%	99,983	100.0%
Cost of revenues:
Cost of product revenues	24,349	38.4%	19,557	37.7%	48,319	38.5%	38,297	38.3%
Cost of service and other revenues	6,665	10.5%	4,917	9.5%	12,440	9.9%	9,095	9.1%
Total cost of revenues	31,014	48.9%	24,474	47.2%	60,759	48.4%	47,392	47.4%
Gross profit	32,360	51.1%	27,348	52.8%	64,706	51.6%	52,591	52.6%
Operating expenses:
Research and development	4,978	7.9%	3,765	7.3%	9,255	7.4%	7,151	7.2%
Selling, general and administrative	22,878	36.1%	19,402	37.4%	46,085	36.7%	37,765	37.8%
Total operating expenses	27,856	44.0%	23,167	44.7%	55,340	44.1%	44,916	44.9%
Income from operations	4,504	7.1%	4,181	8.1%	9,366	7.5%	7,675	7.7%
Interest and other income, net of other expense	722	1.1%	1,272	2.5%	2,131	1.7%	2,020	2.0%
Income before provision for (benefit from) income taxes	5,226	8.2%	5,453	10.5%	11,497	9.2%	9,695	9.7%
Provision for (benefit from) income taxes	2,473	3.9%	(12,640)	(24.4)%	5,011	4.0%	(12,363)	(12.4)%
Net income	$2,753	4.3%	$18,093	34.9%	$6,486	5.2%	$22,058	22.1%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and six months ended June 30, 2008 and 2007 and the percentage change between those years:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Product revenues	$52,870	$42,654	24.0%	$105,286	$82,895	27.0%
Cost of product revenues	24,349	19,557	24.5%	48,319	38,297	26.2%
Gross profit	$28,521	$23,097	23.5%	$56,967	$44,598	27.7%

Product revenues increased $10.2 million, or 24.0% in the three months ended June 30, 2008 as compared to the same period in  2007. Product revenues increased $22.4 million, or 27.0% in the six months ended June 30, 2008 as compared to the same period in 2007.  The increase in product revenue for the three and six months ended June 30, 2008 was primarily due to an increase in the number of installations of medication and supply automation systems and central pharmacy products, from both existing and new customers. New product features, the overall hospital medication safety regulatory environment and an increased interest in automation products in hospitals contributed to these increases.

Cost of product revenues increased by $4.8 million, or 24.5% in the three months ended June 30, 2008 as compared to the same period in 2007.  The increase was primarily due to a $2.5 million increase in direct material cost, including $1.5 million from new mobile carts, and manufacturing costs associated with an increase in the number of installations and with changes in our product mix, a $1.3 million increase in labor costs, including a $0.1 million share-compensation charge associated with SFAS No. 123(R), and a $0.9 million increase in support expenses and other operating costs.  Cost of product revenues increased by $10.0 million, or 26.2% in the six months ended June 30, 2008 as compared to the same period in 2007.  The increase was primarily due to a $6.2 million increase in direct material, including increases associated with the inclusion of mobile carts, costs associated with increasing unit volume of sales and with changes in our product mix, a $2.4 million increase in labor costs, including a $0.2 million share-compensation charge associated with SFAS No. 123(R), and a $2.2 million increase in support expenses and other operating costs.

Gross profit on product revenue increased by $5.4 million, or 23.5% in the three months ended June 30, 2008 as compared to the same period in  2007. Gross profit on product revenue increased by $12.4 million, or 27.7% in the six months ended June 30, 2008 as compared to the same period in  2007. The increase in gross profit on product revenue for the three and six months ended June 30, 2008 was primarily a result of higher product revenues.  Stationary medication dispensing systems contributed most of this gross profit growth due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.  Our new mobile carts have higher costs, as a percentage of revenue, which limited the overall margin growth.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and six month periods ended June 30, 2008 and 2007 and the percentage change between those years:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Service and other revenues	$10,504	$9,168	14.6%	$20,179	$17,088	18.1%
Cost of service and other revenues	6,665	4,917	35.5%	12,440	9,095	36.8%
Gross profit	$3,839	$4,251	(9.7)%	$7,739	$7,993	(3.2)%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $1.3 million, or 14.6% in the three months ended June 30, 2008 as compared to the same period in 2007. Service and other revenues increased by $3.1 million, or 18.1% in the six months ended June 30, 2008 as compared to the same period in 2007.  The increases in service and other revenues for the three and six months ended June 30, 2008 was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues increased by $1.7 million, or 35.5% in the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to $1.1 million increase in labor costs in support of the expanded service base and a $0.6 million increase in support costs. Cost of service and other revenues increased by $3.3 million, or 36.8% in the six months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to $2.0 million increase in labor costs in support of the expanded service base, a $0.4 million increase in materials costs associated with increased volumes and a $1.0 million increase in support costs.

Gross profit on service and other revenues decreased by $0.4 million, or 9.7% in the three months ended June 30, 2008 as compared to the same period in 2007.  Gross profit on service and other revenues decreased by $0.3 million, or 3.2% in the six months ended June 30, 2008 as compared to the same period in 2007.  The decrease in gross margin on service and other revenues for the three and six months ended June 30, 2008 was due primarily to providing an additional level of infrastructure costs to maintain our high level of customer service.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2008	% Change
	(in thousands)			(in thousands)
Research and development	$4,978	$3,765	32.2%	$9,255	$7,151	29.4%
Selling, general and administrative	22,878	19,402	17.9%	46,085	37,765	22.0%

Total operating expenses	$27,856	$23,167	20.2%	$55,340	$44,916	23.2%

Research and Development. Research and development expenses increased by $1.2 million, or 32.2% in the three months ended June 30, 2008 as compared to the same period in 2007. Research and development expenses represented 7.9% and 7.3% of total revenues in the three months ended June 30, 2008 and 2007, respectively.  The increase was due primarily to a $1.0 million increase in labor expenses, including $0.1 million in expenses related to share-based compensation charges associated with SFAS No. 123(R), and $0.2 million in support costs.  Research and development expenses increased by $2.1 million, or 29.4% in the six months ended June 30, 2008 as compared to the same period in 2007. Research and development expenses represented 7.4% and 7.2% of total revenues in the six months ended June 30, 2008 and 2007, respectively.The increase was due primarily to a $1.9 million increase in labor expenses, including $0.1 million in expenses related to share-based compensation charges associated with SFAS No. 123(R), and $0.2 million in support costs.

We expect research and development expenses to grow in absolute dollars due to planned additional spending to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.5 million, or 17.9% in the three months ended June 30, 2008 as compared to the same period in 2007. Selling, general and administrative expenses represented 36.1% and 37.4% of total revenues in the three months ended June 30, 2008 and 2007, respectively.

In the three months ended June 30, 2008, the increase in selling, general and administrative expenses was primarily due to a $1.6 million increase in labor costs, including $0.2 million in share-based compensation charges associated with SFAS No. 123(R), and a $1.9 million increase in support expenses, including a $0.7 million increase in facility expenses and a $0.5 million increase in depreciation, both reflecting our expansion to a new administrative building.

Selling, general and administrative expenses increased by $8.3 million, or 22.0% in the six months ended June 30, 2008 as compared to the same period in 2007. Selling, general and administrative expenses represented 36.7% and 37.8% of total revenues in the three months ended June 30, 2008 and 2007, respectively.

In the six months ended June 30, 2008, the increase in selling, general and administrative expenses was primarily due to a $4.4 million increase in labor costs which includes $0.5 million in share-based compensation charges associated with SFAS No. 123(R), and a $3.9 million increase in support expenses which includes a $0.9 million increase in Group Purchasing Organization, or GPO, expenses associated with higher sales volume to customers affiliated with such GPOs, a $1.4 million increase in facility expenses and a $1.0 million increase in depreciation, both reflecting our expansion to a new administrative building.

We expect selling, general and administrative expenses to grow in absolute dollars as we continue to add headcount to support a greater unit volume of customer sales and to support the installation of customer orders.

Provision for Income Taxes

For the three and six months ended June 30, 2008, we recorded income tax expenses of $2.5 million and $5.0 million respectively as compared with income tax benefits of $12.7 million and $12.4 million for the corresponding periods for 2007.  The effective tax rate for the six months ended June 30, 2008 was 43.6% as compared to an effective tax rate of 40.5% for the three months ended March 31, 2008.  The increase in the effective tax rate during the second quarter of 2008 was primarily due to a reduction of our forecasted income for the tax year which caused the rate impact related to the expensing of our stock based compensation to increase. The tax benefit of $12.4 million in the six months ended June 30, 2007 was due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.  As the balance of the valuation reserve was released at the end of 2007, we do not expect similar tax benefits in the future.

Liquidity and Capital Resources

We had cash and cash equivalents of $122.8 million at June 30, 2008, as compared to $169.8 million at December 31, 2007 and $142.6 million at March 31, 2008.  We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures whether or not we complete a repurchase of the additional $25.0 million common stock.

Cash Flows

Operating activities generated $20.0 million of cash during the six months ended June 30, 2008, as compared to $14.6 million for the six months ended June 30, 2007.  The most significant contributor to the increase in cash from operations was an increase in collections of $25.9 million, in line with revenue growth.  The increased cash collections resulted primarily from both improved collecting on past due balances and increased leasing company receipts, which were up $6.2 million in the comparable period.  Offsetting this increase were headcount driven expenditures resulting from an additional 204 regular employees in the headcount on June 30, 2008 as compared to the headcount on June 30, 2007.

We used $6.5 million of cash for investing activities during the six months ended June 30, 2008, as compared to $1.5 million for the six months ended June 30, 2007.  The increase was primarily due to a $5.2 million increase in property and equipment stemming from increases to our information technology infrastructure and our implementation of new Enterprise Resource Planning, or ERP software.  The majority of the expenditures for the new ERP hardware and software has already been expended and we expect the implementation to be substantially complete by September 30, 2008.

Cash used in financing activities was $60.5 million during the six months ended June 30, 2008, as compared to $98.2 million in cash generated during the six months ended June 30, 2007.  The cash use was primarily for the repurchase of shares of our common stock with an aggregate value of $65.0 million, plus brokerage fees, that occurred in the six months ended June 30, 2008.  We generated $90.2 million cash in connection with a secondary offering of our common stock in the corresponding period in 2007.

Contractual Obligations

There have been no material changes to our contractual obligations during the second quarter of fiscal 2008.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our facility leases and contractual obligations and the Notes to the condensed consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

There were no new material legal proceedings, no material developments to existing legal proceedings, and no terminations of existing legal proceedings during the quarter ended June 30, 2008.

Item 1A.           RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline.  We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.*

Our revenue grew by 25.5% in the six months ended June 30, 2008 compared to the same period in 2007. Our ability to continue to grow revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

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

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.*

As a part of our business strategy, during the past year we acquired a mobile cart company, Rioux Vision, Inc. based in Elgin, South Carolina, and may seek to acquire other businesses, technologies or products in the future. We cannot assure you that the Rioux Vision acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively.  As an example, we recently closed the Elgin, South Carolina facility and elected to move manufacturing operations to our Livermore, California facility.  Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the six months ended June 30, 2008, our common stock traded between $10.83 and $30.30 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute stockholder value and cause our stock price to decline.*

We frequently grant stock options to our employees. At June 30, 2008, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $1.80 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of June 30, 2008, the balance of our unsold leases to U.S. government customers was $17.3 million.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock we repurchased pursuant to the $50 million stock repurchase publicly announced in April 2008 and partially executed in April and May:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – 30, 2008	250,000	12.215	250,000	$46.9 million
May 1 – 31, 2008	1,682,398	13.045	1,932,398	$25.0 million
June 1 – 30, 2008	—	—	—	$25.0 million
Total	1,932,398	$12.937	1,932,398	$25.0 million

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholders on April 22, 2008.  Our stockholders voted on two (2) proposals, the results of the voting were as follows:

1. Proposal to elect three (3) Class I directors to hold office until our 2011 Annual Meeting of Stockholders:

	Votes
Nominee	For	Authority Withheld
Randy D. Lindholm	31,536,090	1,238,128
Sara J. White	32,537,563	236,655
William H. Younger, Jr.	31,502,355	1,271,863

Our Class II directors, Randall A. Lipps, Mary E. Foley and Joseph E. Whitters, will each continue to serve on our board of directors until our 2009 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.  Our Class III directors, James T. Judson, Gary S. Petersmeyer, and Donald C. Wegmiller, will each continue to serve on our board of directors until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

 2. Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
31,470,291	1,207,937	95,990	—

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

Date: August 8, 2008
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