Form 10-Q
period 2008-09-30
OMNICELL, Inc
filed 2008-11-07
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2008
Common Stock, $0.001 par value	31,309,961 shares

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

Omnicell, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$125,032	$169,812
Accounts receivable, net	47,391	37,522
Inventories	13,856	13,732
Prepaid expenses	9,846	9,482
Deferred tax assets	11,830	11,830
Other current assets	8,921	9,806
Total current assets	216,876	252,184
Property and equipment, net	14,668	10,184
Non-current net investment in sales-type leases	10,882	12,633
Goodwill	24,310	23,076
Other intangible assets	7,480	9,467
Non-current deferred tax asset	9,994	12,881
Other assets	9,300	7,998
Total assets	$293,510	$328,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,675	$10,116
Accrued compensation	7,657	8,306
Advance payments from customers	—	156
Accrued liabilities	11,044	12,876
Deferred service revenue	12,418	11,263
Deferred gross profit	14,509	14,566
Obligation resulting from sale of receivables	222	538
Total current liabilities	57,525	57,821
Long-term deferred service revenue	17,296	15,726
Other long-term liabilities	116	237
Total liabilities	74,937	73,784
Stockholders’ equity:
Total stockholders’ equity	218,573	254,639
Total liabilities and stockholders’ equity	$293,510	$328,423

(1)  Information derived from our December 31, 2007 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Omnicell, Inc.

Condensed Consolidated Statement of Operations

(in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$54,294	$46,376	$159,580	$129,271
Services and other revenues	10,051	8,776	30,230	25,864
Total revenues	64,345	55,152	189,810	155,135
Cost of revenues:
Cost of product revenues	24,940	20,479	73,259	58,776
Cost of services and other revenues	6,642	4,860	19,083	13,955
Total cost of revenues	31,582	25,339	92,342	72,731
Gross profit	32,763	29,813	97,468	82,404
Operating expenses:
Research and development	4,685	3,848	13,939	10,999
Selling, general and administrative	23,862	20,732	69,947	58,497
Total operating expenses	28,547	24,580	83,886	69,496
Income from operations	4,216	5,233	13,582	12,908
Interest and other income, net of other expense	673	2,055	2,804	4,075
Income before provision for (benefit from) income taxes	4,889	7,288	16,386	16,983
Provision for (benefit from) income taxes	1,975	348	6,985	(12,015)
Net income	$2,914	$6,940	$9,401	$28,998

Net income per share-basic	$0.09	$0.20	$0.29	$0.93
Net income per share-diluted	$0.09	$0.19	$0.28	$0.88

Weighted average shares outstanding:
Basic	31,128	34,127	32,345	31,278
Diluted	32,138	35,833	33,498	32,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,401	$28,998
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,547	2,716
Provision for receivable allowance	1,302	413
Share-based compensation expense	8,768	8,016
Income tax benefits from employee stock option exercises	3,140	218
Provision for excess and obsolete inventories	647	1,433
Deferred income taxes	2,887	(12,783)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,205)	(13,319)
Inventories	(874)	1,563
Prepaid expenses	(364)	(1,240)
Other current assets	856	2,706
Net investment in sales-type leases	1,497	987
Other assets	(581)	(3,634)
Accounts payable	1,559	957
Accrued compensation	(648)	(696)
Advance payments from customers	(156)	(8,062)
Accrued liabilities	(1,833)	42
Deferred service revenue	1,675	7,184
Deferred gross profit	(57)	1,344
Other long-term liabilities	(121)	(668)
Net cash provided by operating activities	22,440	16,175

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(182)	(244)
Acquisition of privately held company, net of cash acquired	(1,233)	—
Proceeds from sale of property and equipment	228	—
Purchases of property and equipment	(8,762)	(4,748)
Net cash used in investing activities	(9,949)	(4,992)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	7,793	13,491
Proceeds from public offering of common stock, net	—	90,218
Repurchases of common stock, net	(65,064)	—
Net cash provided by (used in) financing activities	(57,271)	103,709

Net increase (decrease) in cash and cash equivalents	(44,780)	114,892
Cash and cash equivalents at beginning of period	169,812	60,856
Cash and cash equivalents at end of period	$125,032	$175,748

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

Basis of Presentation and Summary of Significant Accounting Policies

These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior period amounts in our Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation. Amounts reclassified include depreciation expenses and other non-current assets.

Our results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any future period.

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

Sales of accounts receivable.  We offer our customers multi-year, non-cancelable payment terms.  For the three and nine months ended September 30, 2008, sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $16.4 million and $59.6 million, respectively.  Sales of medication and supply dispensing systems sold with multi-year payment terms totaled approximately $17.7 million and $45.9 million, respectively for comparable periods in 2007.  Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue.  We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company.  We record the sale of the accounts receivables as “true sales” in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  During the nine months ended September 30, 2008 and 2007, we transferred non-recourse accounts receivable totaling $52.2 million and $41.5 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis.  These sales of accounts receivable contain a non-current component related to the service portion of our non-recourse leases.  At September 30, 2008 and December 31, 2007, accounts receivable included $0.5 million and $0.6 million, respectively, from leasing companies for transferred non-recourse accounts receivable.  The non-current receivables from these sales, shown on our condensed consolidated balance sheet within “Other Assets,” were $7.3 million at September 30, 2008 and $6.3 million at December 31, 2007.  In addition to the non-recourse receivables noted above, we recorded receivables of $0.5 million as of September 30, 2008 and $0.7 million as of December 31, 2007 subject to sales agreements containing recourse clauses.

Dependence on key suppliers.  We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements.  The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months’ notice.  Purchases from these suppliers for the three and nine months ended September 30, 2008 were approximately $7.5 million and $20.1 million, respectively.  Purchases from these suppliers were approximately $5.8 million and $13.2 million, respectively, for comparable periods in 2007.  Our third-party manufacturing suppliers build a substantial portion of the sub-assemblies which we previously built at our manufacturing facility in California.  We have further reduced our risk of dependence on any single supplier by establishing multiple supplier relationships for non-proprietary parts.

Income Taxes. For the three and nine months ended September 30, 2008, we recorded income tax expense of $2.0 million and $7.0 million respectively as compared with income tax expense of $0.3 million and an income tax benefit of $12.0 million for the corresponding periods in 2007.  The effective tax rate for the nine months ended September 30, 2008 was 42.6%, a decrease of 1.0% from the effective tax rate for the six months ended June 30, 2008.  The decrease in the effective tax rate during the third quarter of 2008 was primarily due to the tax impact of stock options.  The tax benefit of $12.0 million in the nine months ended September 30, 2007 was due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.  As the balance of our valuation reserve was released at the end of 2007, we do not expect similar tax benefits in the future.

Other comprehensive income. Other comprehensive income is the same as net income for the three and nine months ended September 30, 2008 and 2007.

Segment Information. We manage our business on the basis of one reportable segment.  Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to enhance operational efficiency and improve patient safety and care.  Our sole operating segment is medication and supply dispensing systems.  Substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2008 and 2007, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of the Company’s revenues.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB Statement No. 115,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to measure at fair value will be recognized in earnings.  SFAS No. 159 also establishes additional disclosure requirements.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157.  We adopted the provisions of SFAS No. 159 effective January 1, 2008 and have elected not to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R may change how business acquisitions are accounted for and may impact the financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 may change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  SFAS No. 141R and SFAS No. 160 will only impact us in relation to future business combination activities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”.  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

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

During the second quarter of 2008, we continued to refine our valuation of the underlying net assets acquired and, based on discovery of pre-existing liabilities at the acquisition date, we determined the requirement for an additional $1.1 million of goodwill, which is the excess of the purchase price over the fair value of the net assets acquired, which brings the total goodwill from the acquisition to $21.2 million.  The original acquisition accounting in December 2007, in accordance with SFAS No. 141, “Business Combinations,” included a pre-acquisition contingency on our assessment of Rioux’s fair value in our preliminary purchase price allocation. The fair value of this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of the costs and risk relating to this contingency. The pre-acquisition contingency relates to an unresolved patent infringement claim made against Rioux in October 2006 and is recorded as an accrued liability as of the acquisition date.

After the end of the purchase price allocation period, any adjustment to amounts recorded for the pre-acquisition contingency will be included in our results of operations in the period in which the adjustment is determined. The purchase price allocation is preliminary and may change if information becomes available that results in a change in the acquisition cost, assets acquired or liabilities assumed at the date of purchase. Subject to the outcome of the pending arbitration between Omnicell and Mr. Rioux, the purchase price and allocation will be finalized in the fourth quarter of 2008.  We have included Rioux’s financial results in our condensed consolidated statements since December 11, 2007.

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalent shares include outstanding dilutive stock options and restricted stock units computed using the treasury stock method.  The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30.		Nine Months Ended September 30.
	2008	2007	2008	2007
Basic:
Net income	$2,914	$6,940	$9,401	$28,998
Weighted average shares outstanding— basic	31,128	34,127	32,345	31,278
Net income per share—basic	$0.09	$0.20	$0.29	$0.93

Diluted:
Net income	$2,914	$6,940	$9,401	$28,998
Weighted average shares outstanding— basic	31,128	34,127	32,345	31,278
Add: Dilutive effect of employee stock options	1,010	1,706	1,153	1,718
Weighted average shares outstanding—diluted	32,138	35,833	33,498	32,996
Net income per share—diluted	$0.09	$0.19	$0.28	$0.88

Note 4. Stockholders’ Equity and Share Based Compensation

Stock Option Plans

As of September 30, 2008, we had three active stock option plans including the 1999 Equity Incentive Plan, or 1999 Plan, the 2003 Equity Incentive Plan, or 2003 Plan, and the 2004 Equity Incentive Plan, or 2004 Plan, and collectively, the Plans.  Total shares of common stock reserved for future issuance were 4,579,525 shares under the 1999 Plan, 105,577 shares under the 2003 Plan, and 200,000 shares under the 2004 Plan, for total shares available for grant under the Plans of 4,885,102 shares.  At September 30, 2008, outstanding options had a weighted-average remaining vesting period of 2.3 years and an aggregate intrinsic value of $10.4 million.  At September 30, 2008, exercisable options had an aggregate intrinsic value of $9.5 million.  At September 30, 2008, there was $11.8 million of total unrecognized compensation cost related to non-vested stock options.  For the three months ended September 30, 2008, the aggregate intrinsic value of options exercised was $0.9 million and the weighted-average fair value of options exercised was $10.00 per share.

A summary of option activity under the Plans for the nine months ended September 30, 2008 is presented below:

		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2007	4,633	$12.87
Granted	656	$16.85
Exercised	(462)	$9.53
Forfeited	(145)	$20.10
Expired	(13)	$15.98
Outstanding at September 30, 2008	4,669	$13.53
Exercisable at September 30, 2008	2,998	$11.36

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our 1999 Plan is the product of the number of shares granted and the grant date fair value of our common stock as calculated pursuant to the terms of the 1999 Plan.  Expected future compensation expense relating to RSUs outstanding on September 30, 2008 is $4.2 million over a weighted-average period of 3.1 years.  A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2008 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, December 31, 2007	14,136	$22.63	180,145	$24.35
Awarded	40,712	$11.91	146,300	$17.83
Released	(14,136)	$22.63	(33,438)	$20.70
Forfeited	—	$0.00	(31,868)	$25.01
Non-vested, September 30, 2008	40,712	$11.91	261,139	$21.08

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, not to exceed 15% of their earnings, up to a maximum of $25,000 of fair value per year in accordance with the requirements of the Internal Revenue code. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or at the end of each six-month purchasing period. As of September 30, 2008, 2,115,857 shares had been issued under the ESPP and 593,272 shares are available for purchase through the ESPP.

Treasury Stock

In February 2008, our Board of Directors authorized a stock repurchase program for $40.0 million of our common stock, excluding broker commissions of $0.1 million that we completed in February and March 2008.  In April 2008, our Board of Directors authorized an additional stock repurchase program to provide for the repurchase of up to an additional $50.0 million of our common stock.  We repurchased $25.0 million of our common stock during May and June 2008, with a remaining authorization to repurchase up to an additional $25.0 million of common stock.  All repurchased shares have been recorded as treasury stock and are accounted for under the cost method.  No repurchased shares have been retired.  The timing, price and volume of the repurchase of any remaining authorized shares will be based on market conditions, relevant securities laws and other factors.

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

The impact on our results for share-based compensation for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of product and services	$400	$294	$1,326	$1,028
Research and development	319	201	935	692
Selling, general and administrative	2,049	2,321	6,507	6,357
Total share-based compensation expense	$2,768	$2,816	$8,768	$8,077

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 6. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$8,752	$9,002
Work in process	128	—
Finished goods	4,976	4,730
Total Inventories	$13,856	$13,732

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Net minimum lease payments to be received	$17,673	$19,830
Less unearned interest income portion	2,592	3,285
Net investment in sales-type leases	15,081	16,545
Less current portion(1)	4,199	3,912
Non-current net investment in sales-type leases(2)	$10,882	$12,633

The minimum lease payments under sales-type leases as of September 30, 2008 are as follows (in thousands):

2008 (remaining amount)	$1,472
2009	5,597
2010	4,935
2011	3,580
2012	1,834
Thereafter	255
Total	$17,673

(1)             A component of other current assets

(2)             Net of allowance for doubtful accounts of $0.3 million as of September 30, 2008 and $0.4 million as of December 31, 2007.

Note 8. Goodwill and Net Purchased Intangibles

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.  Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.  Patents increased by $0.07 million and $0.2 million, respectively, for the three and nine months ended September 30, 2008 as a result of additional investment in patent filing costs.

Intangible assets consist of the following (in thousands):

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Customer base	3,184	539	2,645	3,184	233	2,951	5-8 years
Service contracts	268	268	—	268	268	—	3-6 years
Acquired technology	9,364	5,871	3,493	9,364	4,312	5,052	3-5 years
Patents	506	55	451	332	30	302	17 years
Trade name	220	89	131	220	6	214	2 years
Non-compete	720	193	527	720	12	708	3 years
Backlog	10	8	2	10	1	9	1 year
Trade name	231	—	231	231	—	231	Indefinite
Total Other Intangibles	14,503	7,023	7,480	14,329	4,862	9,467
Goodwill	24,310	—	24,310	23,076	—	23,076	Indefinite
Net Intangibles & Goodwill	38,813	7,023	31,790	37,405	4,862	32,543

Amortization expense totaled $2.2 million for the nine months ended September 30, 2008.  Estimated annual expected amortization expense of intangible assets as of September 30, 2008 is as follows (in thousands):

2008 (remaining amount)	$613
2009	2,331
2010	2,097
2011	394
2012	394
Thereafter	1,420
$7,249

Note 9. Deferred Gross Profit

Deferred gross profit consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$24,588	$26,037
Cost of sales, excluding installation costs	(10,079)	(11,472)
Deferred gross profit	$14,509	$14,566

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Pre-acquisition contingency	$6,372	$7,000
Accrued Group Purchasing Organization (GPO) fees	1,662	1,795
Product quality accrual	1,077	1,150
Deferred rent	913	1,341
Taxes payable	476	699
Accrued professional fees	507	661
Other	37	230
Total	$11,044	$12,876

Note 11. Commitments

The following table summarizes our contractual obligations at September 30, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$12,112	$3,171	$6,856	$2,085	$—
Commitments to contract manufacturers and suppliers(2)	2,730	2,730	—	—	—
Total	$14,842	$5,901	$6,856	$2,085	$—

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

Note 12. Legal Proceedings

On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named Omnicell as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. The lawsuit alleges claims against us for strict product liability, negligence and gross negligence arising from the use of our product by defendant Cardinal Health 109, Inc. in connection with the treatment of a patient who died after receiving treatment. The petition, which was filed by the family and estate of the deceased patient, alleges that defects in the design of our product contributed to the patient’s death which was allegedly caused by the administration of the wrong medication. We deny any liability, have engaged our insurance carrier on this matter and intend to vigorously defend against these claims.

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

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux is a wholly-owned subsidiary.  On October 26, 2006, Rioux was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux.  We intend to vigorously defend against these claims.

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc. and Shawn Rioux, dated as of November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the agreement, as well as with respect to an adjustment of the final working capital of Rioux.  The parties are currently in the process of selecting an arbitrator.

Note 13. Facilities Closure

On May 13, 2008, we announced plans to relocate our mobile cart manufacturing from Elgin, South Carolina to subcontract suppliers and our existing facility in Livermore, California.  The consolidation of mobile cart manufacturing services in near proximity to our other manufacturing and development facilities supports our strategy to integrate medication management system technology with mobile cart technology.  We incurred a $0.4 million one-time charge related to the termination of the lease for our facility in Elgin, South Carolina in the three months ended September 30, 2008.  We incurred expenses of $0.7 million in connection with facility closure through the nine months ended September 30, 2008.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.  We are a leading provider of medication control and patient safety solutions which enhance operational efficiency and care for acute care health facilities. Over 1,100 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical/surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, and South America.  Omnicell has not sold in the past, and has no future plans to sell its products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our performance based on company-wide, consolidated results.  In general, we recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place six to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

Operating Environment During the Three Months Ended September 30, 2008

Our business continues to experience year over year growth as was exhibited by an increase in revenue of 16.5% from $55.2 million during the three months ended September 30, 2007, to $64.3 million during the three months ended September 30, 2008.  We believe that three factors were primarily responsible for this growth:

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

We grew our headcount during the first three quarters of 2008 in order to keep pace with the increased sales and related operational demands.  Primarily as a result of consolidating our mobile cart manufacturing in California and closing our Elgin, South Carolina facility, we have reduced our headcount from 880 full-time employees at June 30, 2008 to 845 full-time employees at September 30, 2008.  We generated $22.4 million of cash from operating activities during the nine months ended September 30, 2008.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to attract orders from customers, the volume of installations we are able to complete, our ability to access customer installation sites and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross margin declined to 50.9% for the quarter ended September 30, 2008 as compared to 54.1% for the quarter ended September 30, 2007, primarily due to our integration of lower margin Rioux mobile carts which offset improvements in our costs of materials.  We believe that our gross margins will continue to fluctuate based on the mix of products sold and the related costs and changes in sales and installation headcount compared to revenue growth.

As it pertains to our product offerings, we have begun to integrate medication control software with the mobile cart, which we acquired in the Rioux transaction in December 2007.  The first version of these integrated mobile carts became available in the third quarter of 2008, providing a platform to integrate automated medication control into the bedside point of care environment.  We expect further integration with future releases of our software which will continue to extend Omnicell solutions to the bedside.  Our SinglePointe solution allows pharmacists to automate the distribution of specially handled medications and continues to present market opportunities to reduce errors and provide a more efficient workflow for clinicians.

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

•                  Inventory;

•                  Valuation of share-based awards; and

•                  Accounting for taxes on income.

During the nine months ended September 30, 2008, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements.  In accordance with SFAS 157-2, “Effective Date of FASB Statement No. 157,” for all other non-financial assets and liabilities, SFAS No. 157 will be effective for fiscal years beginning after November 15, 2008.  On January 1, 2008, we adopted the provisions of SFAS No. 157 on a prospective basis for our financial assets and liabilities which require that we determine the fair value of financial assets and liabilities using the fair value hierarchy established in SFAS No. 157.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.”  SFAS No. 141R may change how business acquisitions are accounted for and may impact financial statements both on the acquisition date and in subsequent periods.  SFAS No. 160 may change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.  SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  SFAS No. 141R and SFAS No. 160 will only impact us in relation to future business combination activities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our condensed consolidated financial statements.

Results of Operations

The table below shows our results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2008		2007		2008		2007
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$54,294	84.4%	$46,376	84.1%	$159,580	84.1%	$129,271	83.3%
Service and other revenues	10,051	15.6%	8,776	15.9%	30,230	15.9%	25,864	16.7%
Total revenues	64,345	100.0%	55,152	100.0%	189,810	100.0%	155,135	100.0%
Cost of revenues:
Cost of product revenues	24,940	38.8%	20,479	37.1%	73,259	38.6%	58,776	37.9%
Cost of service and other revenues	6,642	10.3%	4,860	8.8%	19,083	10.1%	13,955	9.0%
Total cost of revenues	31,582	49.1%	25,339	45.9%	92,342	48.6%	72,731	46.9%
Gross profit	32,763	50.9%	29,813	54.1%	97,468	51.4%	82,404	53.1%
Operating expenses:
Research and development	4,685	7.3%	3,848	7.0%	13,939	7.3%	10,999	7.1%
Selling, general and administrative	23,862	37.1%	20,732	37.6%	69,947	36.9%	58,497	37.7%
Total operating expenses	28,547	44.4%	24,580	44.6%	83,886	44.2%	69,496	44.8%
Income from operations	4,216	6.6%	5,233	9.5%	13,582	7.2%	12,908	8.3%
Interest and other income, net of other expense	673	1.1%	2,055	3.8%	2,804	1.5%	4,075	2.6%
Income before provision for (benefit from) income taxes	4,889	7.6%	7,288	13.2%	16,386	8.6%	16,983	11.0%
Provision for (benefit from) income taxes	1,975	3.1%	348	0.6%	6,985	3.7%	(12,015)	(7.7)%
Net income	$2,914	4.5%	$6,940	12.6%	$9,401	5.0%	$28,998	18.7%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and nine months ended September 30, 2008 and 2007 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Product revenues	$54,294	$46,376	17.1%	$159,580	$129,271	23.4%
Cost of product revenues	24,940	20,479	21.8%	73,259	58,776	24.6%
Gross profit	$29,354	$25,897	13.4%	$86,321	$70,495	22.5%

Product revenues increased $7.9 million, or 17.1% in the three months ended September 30, 2008 as compared to the same period in 2007.  Product revenues increased $30.3 million, or 23.4% in the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase in product revenue for the three and nine months ended September 30, 2008 was primarily due to an increase in the number of installations of medication and supply automation systems and pharmacy central products, from both existing and new customers. New product features, the overall hospital medication safety regulatory environment and an increased interest in automation products in hospitals contributed to these increases.

Cost of product revenues increased by $4.5 million, or 21.8% in the three months ended September 30, 2008 as compared to the same period in 2007.  The increase was primarily due to a $3.6 million increase in direct material cost, manufacturing costs associated with an increase in the number of installations and with changes in our product mix, and a $0.9 million increase in labor and support costs.  Cost of product revenues increased by $14.5 million, or 24.6% in the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase was primarily due to an $8.9 million increase in direct material, including increases associated with the inclusion of mobile carts, costs associated with an increase in the number of installations and with changes in our product mix and a $5.6 million increase in labor and support costs.

Gross profit on product revenue increased by $3.5 million, or 13.4% in the three months ended September 30, 2008 as compared to the same period in 2007.  Gross profit on product revenue increased by $15.8 million, or 22.5% in the nine months ended September 30, 2008 as compared to the same period in 2007.  The increase in gross profit on product revenue for the three and nine months ended September 30, 2008 was primarily a result of higher product revenues.  Medication dispensing systems, exclusive of mobile carts, contributed most of this gross profit growth due to changes in product mix and improved efficiencies and interest income recognized in association with our net investment in sales-type leases.  Our new mobile carts have higher costs, as a percentage of revenue, which limited the overall margin growth.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and nine month periods ended September 30, 2008 and 2007 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Service and other revenues	$10,051	$8,776	14.5%	$30,230	$25,864	16.9%
Cost of service and other revenues	6,642	4,860	36.7%	19,083	13,955	36.7%
Gross profit	$3,409	$3,916	(13.0)%	$11,147	$11,909	(6.4)%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, installation of selected product lines, training and professional services.  Service and other revenues increased by $1.3 million, or 14.5% in the three months ended September 30, 2008 as compared to the same period in 2007. Service and other revenues increased by $4.4 million, or 16.9% in the nine months ended September 30, 2008 as compared to the same period in 2007.  The increases in service and other revenues for the three and nine months ended September 30, 2008 was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues increased by $1.8 million, or 36.7% in the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to $0.7 million increase in labor costs in support of the expanded service base, a $0.6 million increase in spare parts, and a $0.5 million increase in support costs. Cost of service and other revenues increased by $5.1 million, or 36.7% in the nine months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to a $2.7 million increase in labor costs in support of the expanded service base and a $1.5 million increase in support costs.

Gross profit on service and other revenues decreased by $0.5 million, or 13.0% in the three months ended September 30, 2008 as compared to the same period in 2007.  Gross profit on service and other revenues decreased by $0.8 million, or 6.4% in the nine months ended September 30, 2008 as compared to the same period in 2007.  The decrease in gross margin on service and other revenues for the three and nine months ended September 30, 2008 was due primarily to providing an additional level of infrastructure costs to maintain our high level of customer service.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2008	% Change
	(in thousands)			(in thousands)
Research and development	$4,685	$3,848	21.8%	$13,939	$10,999	26.7%
Selling, general and administrative	23,862	20,732	15.1%	69,947	58,497	19.6%

Total operating expenses	$28,547	$24,580	16.1%	$83,886	$69,496	20.7%

Research and Development. Research and development expenses increased by $0.8 million, or 21.8% in the three months ended September 30, 2008 as compared to the same period in 2007.  Research and development expenses represented 7.3% and 7.0% of total revenues in the three months ended September 30, 2008 and 2007, respectively.  The increase was due primarily to a $0.8 million increase in labor expenses.  Research and development expenses increased by $2.9 million, or 26.7% in the nine months ended September 30, 2008 as compared to the same period in 2007.  Research and development expenses represented 7.3% and 7.1% of total revenues in the nine months ended September 30, 2008 and 2007, respectively.  The increase was due primarily to a $2.7 million increase in labor expenses and $0.3 million in support costs.

We expect research and development expenses to grow in absolute dollars due to planned additional spending to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.1 million, or 15.1% in the three months ended September 30, 2008 as compared to the same period in 2007.  Selling, general and administrative expenses represented 37.1% and 37.6% of total revenues in the three months ended September 30, 2008 and 2007, respectively.

In the three months ended September 30, 2008, the increase in selling, general and administrative expenses was primarily due to a $1.3 million increase in labor costs and a $1.9 million increase in support expenses, including a $1.1 million increase in facility expenses and a $0.4 million increase in depreciation, both reflecting our expansion to a new administrative building in late 2007 as well as a $0.4 million one-time charge related to the lease termination of our facility in Elgin, South Carolina.

Selling, general and administrative expenses increased by $11.4 million, or 19.6% in the nine months ended September 30, 2008 as compared to the same period in 2007.  Selling, general and administrative expenses represented 36.9% and 37.7% of total revenues in the nine months ended September 30, 2008 and 2007, respectively.

In the nine months ended September 30, 2008, the increase in selling, general and administrative expenses was primarily due to a $5.7 million increase in labor costs and a $5.8 million increase in support expenses, including a $2.5 million increase in facility expenses and a $1.4 million increase in depreciation, both reflecting our expansion to a new administrative building as well as a $0.4 million one-time charge related to the lease termination of our facility in Elgin, South Carolina, and a $0.8 million increase in postage and freight, reflecting increased fuel costs in 2008.

We expect selling, general and administrative expenses to stabilize in absolute dollars as we gain efficiencies in our support of increasing sales.

Provision for Income Taxes

For the three and nine months ended September 30, 2008, we recorded income tax expense of $2.0 million and $7.0 million respectively as compared with income tax expense of $0.3 million and an income tax benefit of $12.0 million for the corresponding periods in 2007.  The effective tax rate for the nine months ended September 30, 2008 was 42.6%, a decrease of 1.0% from the effective tax rate for the six months ended June 30, 2008.  The decrease in the effective tax rate during the third quarter of 2008 was primarily due to the tax impact of stock options.  The tax benefit of $12.0 million in the nine months ended September 30, 2007 was due to a partial release of the valuation allowance carried against our deferred tax assets in 2007.  As the balance of our valuation reserve was released at the end of 2007, we do not expect similar tax benefits in the future.

Liquidity and Capital Resources

We had cash and cash equivalents of $125.0 million at September 30, 2008, as compared to $169.8 million at December 31, 2007 and $122.8 million at June 30, 2008.  All of our cash is in low risk short term money market funds or demand deposits.  We have no long term investments.  We believe our current cash balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures.

Cash Flows

Operating activities generated $22.4 million of cash during the nine months ended September 30, 2008, as compared to $16.2 million for the nine months ended September 30, 2007.  The most significant contributor to the increase in cash from operations was an increase in collections of $34.3 million, in line with revenue growth.

We used $9.9 million of cash for investing activities during the nine months ended September 30, 2008, as compared to $5.0 million for the nine months ended September 30, 2007.  The increase was primarily due to a $4.0 million increase in property and equipment stemming from increases to our information technology infrastructure and our implementation of new Enterprise Resource Planning, or ERP software.  The majority of the expenditures for the new ERP hardware and software has now been expended.

Cash used in financing activities was $57.3 million during the nine months ended September 30, 2008, as compared to $103.7 million in cash generated during the nine months ended September 30, 2007.  The cash used was primarily for the repurchase of shares of our common stock with an aggregate value of $65.0 million, plus brokerage fees, which took place from February through June, 2008.  We generated $90.2 million cash in connection with a secondary offering of our common stock in the second quarter of 2007.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended September 30, 2008.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our facility leases and contractual obligations and the Notes to the condensed consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the Agreement, as well as with respect to an adjustment of the final working capital of Rioux.  The parties are currently in the process of selecting an arbitrator.

There were no other new material legal proceedings, no material developments to existing legal proceedings, and no terminations of existing legal proceedings during the quarter ended September 30, 2008.

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

The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst and Cerner Corporation.

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

Competitive pressures could result in increased price competition for our products and services, fewer customer orders and reduced gross margins, any of which could harm our business.

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

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.*

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities.  Healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management.  As a result, we must continuously educate existing and prospective customers about the advantages of our products.  Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations.  Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often supported by cash flows that can be negatively affected by declining investment income, and influenced by limited resources, increased operational and financing costs, and conflicting spending priorities among different departments.  Any decrease in expenditures by healthcare facilities could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.

Our current and potential customers may have other business relationships with our competitors and consider those relationships when deciding between our products and services and those of our competitors.

Many of our competitors are large companies that sell a large breadth of products and services into the healthcare market to our current and potential customers. As a result, if a customer is a customer of one of these competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance their business relationship with that competitor.

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

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.*

Our revenue grew by 22.4% in the nine months ended September 30, 2008 compared to the same period in 2007. Our ability to continue to grow revenues profitably is dependent on our ability to continue to manage costs and control expenses. We expect our revenues to continue to grow, and we may not be able to manage this anticipated growth effectively. Management of our anticipated growth will require the devotion of significant time and attention.

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

The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

Many healthcare providers have consolidated to create larger healthcare delivery organizations to achieve greater market power. If this consolidation continues, it could reduce the number of our target customers. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.

We have contracts with various group purchasing organizations, such as AmeriNet, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Novation, LLC, and Premier, Inc., which enable us to more readily sell our products and services to customers represented by these organizations. Our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the nine months ended September 30, 2008, our common stock traded between $10.83 and $30.30 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We have outstanding options that have the potential to dilute stockholder value and cause our stock price to decline.*

We frequently grant stock options to our employees. At September 30, 2008, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $1.80 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of September 30, 2008, the balance of our unsold leases to U.S. government customers was $16.4 million.

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

If we are unable to successfully interface our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.

For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment and coordination on the part of our customers. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business.

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

Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.*

We market software products. Software only products include OmniLinkRx, Workflow Rx, Omnicell Supply Specialty products, and Omnicell Interface Services. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

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

We regularly introduce new products. Our ability to achieve our business goals is dependent in part on customer acceptance of these new products. We cannot assure you that we will be successful in marketing these products, that these products will compete effectively with similar products sold by our competitors or that the level of market acceptance of such products will be sufficient to generate expected revenues and synergies with our other products.

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

Due to the recent tightening credit market, some of our customers may experience more difficulty in securing funds to buy our products, which could adversely affect the demand for our products.*

Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders.  The recent troubles in the credit and mortgage markets could make it more difficult for our customers to secure financing on large capital equipment deals such as ours. To the extent the troubles in the general credit market result in difficulty for our customers in financing purchases or leases of our products, demand for our products could decline.

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

Date: November 7, 2008
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