Form 10-K
period 2008-12-31
OMNICELL, Inc
filed 2009-02-24
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 000-33043

OMNICELL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (IRS Employer Identification No.)

1201 Charleston Road
Mountain View, CA 94043
(650) 251-6100
(Address of registrant's principal executive offices, including zip code)

(650) 251-6100
(Registrant's telephone number, including area code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2008 was $391.9 million (based upon the closing sales price of such stock as reported on the NASDAQ Global Market on such date) which excludes an aggregate of 1,295,151 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2008, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2008 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2008. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 9, 2009, there were 31,344,277 shares of the registrant's common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2008 Form 10-K Annual Report

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

  •
  the size or growth of our market or market- share;

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

        Except as required by law, we assume no obligation to update any forward- looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

        We own various trademarks, copyrights and trade names used in our business, including the following: Executive Advisor™, OmniRx®, SafetyMed®, SafetyStock®, ®, vSuite™ , SecureVault®, WorkflowRx™, Omnicell®, the Omnicell logo, OmniCenter®, OmniLinkRx®, DecisionCenter®, MedCache®, ScanReq®, Sure-Med®, BCX Technology®, Rio® and the Rio logo, Freedom®, Liberty®, Alliance® and Allegiance®. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

        We are a leading provider of medication control and patient safety solutions which enhance operational efficiency and patient care for acute care health facilities. Approximately 1,200 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical/surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

        The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. In 2006, the Institute of Medicine, a non-profit, non-governmental arm of the National Academies, estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are facing increasing medical safety regulatory controls that we believe manual tracking systems cannot adequately support. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution starting from the point of entry into the hospital, through the central pharmacy, to the nursing station and, ultimately, to the patient's bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication barcode verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Similar to our medication solutions, our medical/surgical supply systems provide acute care control over consumable supplies critical to providing quality healthcare. This solution provides inventory control software that is designed to ensure critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that cash is not wasted on unneeded stores of supplies and helps optimize reimbursement by improving charge capture.

Business Strategy

        Our strategy is to provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. We have developed innovative products that are designed to meet the needs of the clinicians who use them on a day-to-day basis. We continually evolve and enhance our product and service offerings, and we maintain flexibility in product design and the installation process to meet our customers' evolving needs. To meet these needs fully, we must strive to provide innovative solutions that help our customers stay focused on their goal of providing quality healthcare. Our solutions are designed to provide everything the customer requires to install and maintain medication control or medical and surgical supply control. We believe superior solutions include proactively anticipating and meeting customer needs, listening carefully to our customers' prospective issues and meeting and exceeding their installation and maintenance support needs.

        Our goal of providing the best customer experience in healthcare has required us to take special steps in the development of our business and our long term approach to our market, such as:

  •
  Innovating products to address patient safety and cost-containment pressures facing healthcare facilities;

  •
  Incorporating a broad range of clinical input into our product solution development to accommodate the needs of multi-hospital entities and Integrated Delivery Networks, or IDNs;

  •
  Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide a seamless integration of our products to the other healthcare information systems our customers use; and

  •
  Providing a full service, positive experience for our hospital customers in the timing and implementation of our product installation.

        We have developed or acquired technologies that establish long term solutions for our customers. Our own product development activities have brought products to the market that allow up to 100% of the medications used to be controlled through our systems. In addition to our own development, we have made acquisitions that focus on products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheter lab and the nursing areas. We believe our broad portfolio of automation products makes our solutions more valuable to our customers because the product line allows hospital clinicians to automate and control more of the medication and medical and surgical supply distribution process. Looking forward, we expect to offer an even higher level of robust patient safety solutions for our customers, both through internal development and through acquisitions.

Industry Background

        The acute care market in the United States, where most of our sales occur, is comprised of roughly 5,800 hospitals with a total capacity of approximately 945,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.

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

Key Industry Events and Reports

        Reports by the Institute of Medicine, or IOM, Food and Drug Administration, or FDA, and the Joint Commission for the Accreditation of Healthcare Organizations, also known as the Joint Commission, have increased public and healthcare industry awareness of the dangers caused by medication errors. Regulatory standards, as well as the desire of healthcare organizations to provide premium quality service and avoid liability, have driven acute care facilities to prioritize investment in capital equipment to improve patient safety. Such reports and regulatory standards include:

  •
  In November 1999, the IOM issued a report that highlighted the prevalence of medical errors based on the results of more than 30 independent studies. The report indicated that medical errors are among the top ten causes of death in the United States and that medication errors specifically were responsible for more than an estimated 7,000 deaths in 1993.

  •
  In February 2001, the IOM issued a follow-up report that recommended increased investment in information technology as a means of reducing medical errors and improving the overall quality of patient care.

  •
  In January 2003, the IOM released a report urging private and public organizations to focus on quality-improvement efforts in 20 priority areas, including medication management.

  •
  On February 25, 2004, the FDA published a rule that requires linear barcodes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA estimates that the barcode rule, once implemented, will result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the subsequent 20 years, $93 billion in cost savings and other economic benefits.

  •
  In 2004, the Joint Commission set medication management standard 2.20 which requires "medications are properly and safely stored throughout the hospital." The Joint Commission audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

  •
  In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 and indicated that an estimated 1.5 million medication errors occur annually in the United States.

        These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care. Ten of the top fifteen hospitals in the United States, as rated by US News and World Reports, are Omnicell customers. Top teaching hospitals are among the early adopters of our new technologies, and hospitals throughout the country are seeking to implement the most robust medication safety solutions available.

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

Medication Use Products

        Our medication-use product line includes our OmniRx, SinglePointe, Mobile Carts, WorkflowRx, SecureVault, OmniLinkRx, Anesthesia Workstation and SafetyMed products. To provide our customers with end-to-end medication control, our product line incorporates barcode technology throughout. Each of the products in the medication-use solution suite is summarized in the table below.

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

Software product for use in conjunction with the OmniRx and Mobile Carts products which controls medications on a patient- specific basis, allowing automated control of up to 100% of the medications used in a hospital.

OmniLinkRx	Doctors, nurses and pharmacists	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders to pharmacists for approval and filling
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval, and packaging systems.
SecureVault	Hospital central pharmacy	Controlled substance barcode inventory management system.
SafetyMed	Patient's bedside	Mobile nursing workflow automation and barcode medication administration system.
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications.

        The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing system that automates the management and dispensing of medications at the point of use, featuring biometric fingerprint identification, advanced single-dose dispensing, barcode confirmation and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology, and integration with an Internet browser for clinical reference information.

        The Mobile Cart product is an extension of the OmniRx medication control system to a mobile environment. The Mobile Cart features an ergonomic design, medication control modules with individual-patient specific drawers programmed to lock automatically and a fully integrated all-in-one computer with wireless connectivity, eight hour battery life before recharging and battery recharging while in use.

        The SinglePointe solution is a software extension to the OmniRx and Mobile Cart products that allows pharmacists to automate the distribution of specially handled medications. The SinglePointe solution allows for patient specific medication control which extends the benefits of automated medication distribution, such as increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances, to a broader range of the medication distribution process in the hospital.

        The OmniLinkRx product is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.

        The WorkflowRx solution is an automated storage, retrieval and repackaging solution for the central pharmacy. WorkflowRx enables hospital pharmacies to manage medication inventory in a central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution provides security controlled by a user name and password, provides security access to certain menu options and drug classes as defined by the administrator and incorporates a detailed history database of all transactions that enables pharmacy managers to capture data for reporting and data analysis. When the WorkflowRx solution is integrated with the healthcare facility's drug wholesaler, automated dispensing cabinets and pharmacy information system, it creates an automated inventory system that provides data on medication usage and helps hospital pharmacies manage inventory levels and costs. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system or on both. The storage and retrieval carousel provides an automated, space efficient system for storing, retrieving and barcoding medications. Barcode administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with barcodes, utilizing a repackaging system enables bedside medication administration solutions, such as the SafetyMed solution, to perform barcode checking at the patient bedside. A storage and retrieval carousel or repackaging system enables pharmacies to automate the replenishment of decentralized dispensing systems as well as the filling of individual patient medication bins, improving the workflow of the central pharmacy.

        The SecureVault solution is a controlled substance barcode inventory management system. The SecureVault software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. The SecureVault solution maintains a perpetual item inventory and complete audit using integrated barcode technology with both fixed and portable scanners. Barcoded forms and labels may also be generated directly from the SecureVault system.

        The SafetyMed solution is a mobile nursing workflow automation and barcode medication administration system. When integrated with our OmniRx medication dispensing systems, the OmniCenter server and/or the Mobile Cart products, the SafetyMed solution verifies and documents patient identity, time of drug administration, the caregiver, the medication administered and the dosage, helping to reduce medication errors.

        The Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician at the point of care and can be Web-enabled, providing access to a drug information database and other clinical tools to aid in decision-making and to help improve accuracy in medication delivery. The Anesthesia TT solution is a fixed-position tabletop unit designed as a medication-only system.

Medication and Surgical Supply Products

        We provide end-to-end solutions designed to help optimize a healthcare facility's supply chain. These solutions are designed for use in the materials management department, the nursing unit and specialty areas. They integrate with other systems and utilize barcode technology extensively. Our supply product line includes the Omnicell Supply Closed, Omnicell Supply Specialty Procedures, Omnicell Supply Specialty Surgical Services and Omnicell Supply Specialty MedSurg solutions. Each of the supply-line products is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Supply Closed; Omnicell Supply Specialty Procedures and Omnicell Specialty Surgical Services	Any nursing area in a hospital department that administers supplies	Secure dispensing systems which automate the management and dispensing of medical and surgical supplies at the point of use. Include specialty modules for the catheter lab and the operating room.
Omnicell Supply Specialty MedSurg	Any nursing area in a hospital department that administers supplies

System for the management of medical-surgical supplies that provides the flexibility of utilizing barcode control in an open shelf environment. Includes specialty modules for the catheter lab and the operating room.

        The Omnicell Supply Closed solution is a cabinet-based automated system for dispensing supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used in a catheter lab, as well as for use in surgery, as described below:

  •
  The Cath Lab Module allows hospitals to secure, dispense and electronically track accurate catheter usage.

  •
  The Bone and Tissue Tracking and Implant Tracking Module records lot and serial number information at the Omnicell Supply Specialty solution to enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.

  •
  The Suture Module is designed to be integrated into the Omnicell supply cabinet to secure, dispense and automatically track suture usage.

        The Omnicell Supply Specialty Procedures; Omnicell Specialty Surgical Services and Omnicell Supply Specialty MedSurg solutions are systems for the management of medical-surgical supplies in the nursing unit and specialty areas that provides the flexibility of utilizing barcode control in an open shelf environment, or combining open barcode and cabinet-based inventory management in one solution, as described below:

  •
  The Omnicell Supply Specialty MedSurg solution provides control over general medical and surgical supplies.

  •
  Omnicell Supply Specialty Surgical Services provides point of use data collection for the operating room. Omnicell Supply Specialty Surgical Services includes a system of preference cards that allows individual surgeon's operating room preferences to be catalogued and utilized in automating the preparation of individual surgery kits, including both consumable and non-consumable supplies. The system tracks supplies and procedures by operating physician and patient during surgical procedures via a time-saving touch screen interface.

  •
  Omnicell Supply Specialty Procedures is a system that provides real-time point of use data collection for the catheter lab. Specialty Procedures tracks supplies and procedures by physician for cost management and automated charge capture, allowing users to track physician names and all actions on a case. Specialty Procedures software can track multiple supply locations in a single lab department.

Other Products and Services

        Combination Medication-Use and Supply Product.    Our combination medication-use and supply product line allows operating departments to store, track and dispense medications and supplies in a single system.

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

        Omnicell professional services.    Our professional services team helps healthcare facilities realize the full benefit of our automation solutions. Our Omnicell professional services team of consultants helps customers optimize their use of technology by addressing a customer's cost, productivity and patient safety needs in the medication-use and supply chain processes. Omnicell professional services products also include Executive Advisor, a dashboard which offers advanced reporting features available on a subscription basis, Medical Surveillance and other professional services.

Sales and Distribution

        We sell our medication dispensing and supply automation systems primarily in the United States. Substantially all of our revenue is generated in the United States. Our sales force is organized by geographic region in the United States and Canada. Our combined direct, corporate and international distribution sales teams consist of approximately 96 staff members. Nearly all of our direct sales team members have pharmacy management or hospital supply management experience. Individual sales representatives focus on either our medication control or medical and surgical supply product lines. Our corporate sales team focuses on large IDNs, Group Purchasing Organizations and the U.S. government. Our international sales team handles sales through distributors. We sell our products through distributors in Asia, Australia, Europe and South America. We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.

        The sales cycle for our automation systems is long and can take in excess of twelve months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. We have contracts with several group purchasing organizations, or GPOs, that enable us to sell our automation systems to GPO-member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years but can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, Managed Healthcare Associates Inc., Novation, LLC, Premier, Inc., Resources Optimization & Innovation and U.S. General Services Administration.

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

Manufacturing and Inventory

        Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our manufacturing process consists primarily of the final assembly of components and of subassemblies which are assembled by third-party single source manufacturers. We and our partners test subassemblies and perform a comprehensive inspection to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated according to our specifications and timing requirements.

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

        Our primary competitor, Pyxis Corporation, a division of Cardinal Health Inc., has a significantly larger installed base of customers than we do. In addition, Cardinal Health also markets the Care Fusion product line of bedside medication control software. Other competitors include McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, the Baxter Medication Delivery business of Baxter International Inc., Cerner Corporation, Eclipsys Corporation, IDX Systems Corporation (a division of GE Healthcare), Emerson Storage Solutions (a division of Emerson Electric Co) and Siemens Medical Solutions (a division of Siemens AG). In addition, competitors to our Mobile Cart product include Stinger Medical, InfoLogix, Inc., Ergotron, Inc., Artromick International Inc., and Rubbermaid Medical Solutions, (a business unit of Newell Rubbermaid Inc). We believe our products and services compare favorably with the offerings of our competitors, particularly with respect to system performance, system reliability, installation, applications training, service response time and service repair quality.

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

        All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Executive Advisor, OmniRx, SafetyMed, SafetyStock, vSuite, SecureVault, WorkflowRx, Omnicell, the Omnicell logo, OmniCenter, OmniLinkRx, DecisionCenter, MedCache, ScanReq, Sure-Med, BCX Technology, Rio and the Rio logo, Freedom, Liberty, Alliance, and Allegiance trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

        We utilize industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. During 2008, we increased our research and development staff from 119 to 136. A portion of our research and development staff is located in India, which provides a cost benefit that allows us to sustain a higher level of research and development resources to address customer needs. New product development projects are prioritized based on customer input. During 2008, we announced a new version of our medication control system software, Omnicell 14.0.

Employees

        As of December 31, 2008, we had a total of 844 employees, including 91 in manufacturing, 136 in research and development, 146 in sales, of which 96 comprise our combined direct, corporate and inside sales teams, 23 in sales administration and 27 in field operations who perform pre-sales activity, 328 in customer service/field operations, 21 in marketing and 122 in general and administration positions. On January 28, 2009, we announced and executed a worldwide reduction in regular full-time employees of approximately 100 positions. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

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

Product Backlog

        Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance for within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2008 and 2007, our backlog was $109.6 million and $137.0 million, respectively.

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

Executive Officers

        The following table sets forth certain information as of February 16, 2009 about our executive officers:

Name	Age	Position
Randall A. Lipps	51	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	43	Senior Vice President, Field Operations
Robin G. Seim	49	Vice President, Finance and Chief Financial Officer
John G. Choma	54	Vice President, Professional Services and Chief Learning Officer
Dan S. Johnston	45	Vice President and General Counsel
Nhat H. Ngo	36	Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	47	Vice President, Marketing

        Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.

        J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. In January 2009, Mr. Drew was named Senior Vice President, Field Operations. From April 1994 to January 2005, Mr. Drew served in various management positions with Omnicell, including Vice President of Branded Solutions and Director of Corporate Development. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.

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

        John G. Choma joined Omnicell in January 2004 as Vice President of Performance Management and was named Vice President, Organizational Development, Learning and Performance in January 2005. In January 2009, Mr. Choma was named Vice President, Professional Services and Chief Learning Officer. From May 2003 to July 2004, Mr. Choma owned and operated World Champion Performance, a consulting firm. From June 2001 to May 2003, Mr. Choma served as Manager of Sales Training with Openwave Systems, Inc., a provider of open software products and services and from August 2000 to June 2001 as Manager of Sales Training and Development with Broadband Office, Inc., a broadband telecommunications company. Mr. Choma received a B.S. in education from the University of Virginia, earned a Certified Performance Technologist designation from the International Society for Performance Improvement and a M.S. in organizational leadership from Norwich University.

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

        Nhat H. Ngo joined Omnicell in November 2008 as Vice President of Strategy and Business Development. From January 2007 to October 2008, Mr. Ngo led strategic business development for a business unit of Covidien, a global healthcare products company, where he had global responsibilities as Vice President of Business Development and Licensing. From June 1999 to April 2006, Mr. Ngo worked at BriteSmile, Inc., a direct-to-consumer aesthetic technology company and served in a variety of senior leadership positions in marketing, sales, operations, strategic planning and corporate development. From September 1997 to June 1999, Mr. Ngo practiced corporate law at Shaw Pittman. Mr. Ngo received a B.S. in commerce, with a concentration in finance, from the University of Virginia McIntire School of Commerce and a J.D. from the University of Virginia School of Law.

        Marga Ortigas-Wedekind joined Omnicell in January of 2009 as Vice President, Marketing. From February 2002 to October 2008, Ms. Ortigas-Wedekind was the Senior Vice President Marketing, Development, and Clinical Affairs of Xoft, Inc., a medical device company. From February 2000 to December 2001, she served as Vice President of Sales and Marketing for ProDuct Health, (purchased By Cytyc, Inc.) a company involved in early breast cancer diagnosis and risk stratification. From January 1990 to February 2000, she worked at Guidant Vascular Intervention, a medical device company, in various functions covering international and worldwide sales and marketing, culminating in the role of Director, Market Development. She received a B.A. in political economics from Wellesley College and an M.B.A. from the Stanford Graduate School of Business.

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

        The medication management and supply chain solutions market is intensely competitive and is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Cerner Corporation, Emerson Electronic Co. and Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Artromick International, Inc., and Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc).

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

Unfavorable economic and market conditions and a lessening demand in the capital equipment and information system markets could adversely affect our operating results.

        Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions, foreign exchange fluctuations, as well as a lessening demand in the capital equipment and information system markets. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for capital equipment and information systems caused by deteriorating economic conditions and decreases in corporate and government spending, deferral or delay of capital equipment and information system projects, longer time frames for capital equipment and information system purchasing decisions and generally reduced expenditures for capital and information systems solutions will result in decreased revenues and lower revenue growth rates for us and our operating results could be materially and adversely affected.

Due to the recent tightening credit market and lack of available credit opportunities, some of our customers may experience more difficulty in securing funds to purchase our products, which could adversely affect the demand for our products.

        Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders. The recent deterioration in the general economic climate and in the credit market could make it more difficult for our customers to secure financing on large capital equipment deals such as ours. To the extent the tightening in the credit market results in difficulty for our customers in financing purchases or leases of our products, demand for our products could decline.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

        Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products. Our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. In addition, these budgets are often supported by cash flows that can be negatively affected by declining investment income, and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.

Our current and potential customers may have other business relationships with our competitors and consider those relationships when deciding between our products and services and those of our competitors.

        Many of our competitors are large companies that sell a variety of products and services into the healthcare market to our current and potential customers. As a result, if a customer is a customer of one of these competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance their business relationship with that competitor.

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

Complications in connection with our current business information system initiative may impact our results of operations, financial condition and cash flows.

        We replaced our enterprise-level business information system and went live with a new enterprise resource planning system in January 2009. This conversion resulted in changes to the tools we use to take orders, procure materials, manage inventories, schedule production, remit billings, collect cash, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that we will not see the expected benefit from the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, financial reporting delays, and the implementation could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.

We have experienced substantial growth and we cannot assure you that we will be able to manage future growth.

        Our revenue grew by 18.2% in 2008 compared to 2007. While current macroeconomic and general market conditions have contributed to a slowdown in our growth recently, if macroeconomic and general market conditions improve and return to historical levels, our ability to continue to grow revenues profitably will be dependent on our ability to continue to manage costs and control expenses. If our revenues continue to grow, we may not be able to manage this anticipated growth effectively. Management of future growth would require the devotion of significant time and attention.

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

        As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

        The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

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

        During the year ended December 31, 2008, our common stock traded between $7.77 and $30.30 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

        We frequently grant stock options to our employees. At December 31, 2008, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $1.80 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

        If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. For example, based on our testing of enhanced control procedures, our management had determined that, as of December 31, 2007, we had remediated a material weakness in internal control over financial reporting previously reported in fiscal year ending December 31, 2006. Failure to achieve and maintain an effective internal control environment could negatively impact the market price of our common stock.

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.

        U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of December 31, 2008, the balance of our unsold leases to U.S. government customers was $17.4 million.

We depend on a limited number of suppliers for our medication and supply dispensing systems and our business may suffer if we were required to change suppliers to obtain an adequate supply of components and equipment on a timely basis.

        Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. In 2007 and 2008, we engaged multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In addition, this impact could damage customer relationships and any failure of a contractor to perform adequately could harm our business.

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

        We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. In addition, in connection with our 2007 acquisition of Rioux Vision, Inc., we have taken on the defense of a lawsuit filed against Rioux Vision that claims that certain mobile carts designed and sold by Rioux Vision infringe a patent owned by Flo Healthcare Solutions, LLC. In connection with those proceedings, in December of 2008, Flo Healthcare Solutions, LLC filed a lawsuit against Omnicell alleging infringement of the same patent by the same carts from Rioux Vision that Omnicell markets. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.

        We market products that contain software and software only products. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in California, Illinois, Tennessee, Texas and India and we

believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Marketing, development, technical support and training facility
Bangalore, India	Research and development
The Woodlands, Texas	Research and development and sales and marketing
Lebanon, Tennessee	Training, Sales and product development
Livermore, California	Repair, distribution and manufacturing

        For additional information regarding our obligations pursuant to operating leases, see Note 12, "Commitments and Contingencies" to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named Omnicell as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. On January 22, 2009, the plaintiffs filed a notice of non-suit with the court dismissing all claims and causes of actions against Omnicell. Omnicell made no payments or admissions in connection with such dismissal.

        On December 19, 2007, we were served with an amended petition naming Omnicell, Inc. as an identified "Doe" defendant in a lawsuit entitled Tak Takahama; by and through her Guardian Ad Litem Donna Takahama v. Torrance Memorial Medical Center; and Does 1 through 20 Inclusive, case number YC 055726. This lawsuit was filed in the Superior Court for the State of California for the County of Los Angeles. On December 12, 2008 the Court issued a dismissal order pursuant to a settlement agreement reached between the plaintiff and defendants whereby the plaintiff agreed to dismiss the case with prejudice. Omnicell made no payments or admissions in connection with such dismissal.

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. We intend to vigorously defend against these claims in both lawsuits.

        On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell's claims for indemnification relating to a breach of certain representations and warranties under the Agreement, as well as with respect to an adjustment of the final working capital of Rioux. The parties are currently engaged in the arbitration process.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

        Our common stock is traded on the NASDAQ Global Market under the symbol "OMCL." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock.

Fiscal Year Ended December 31, 2008	High	Low
Fourth Quarter	$13.26	$7.77
Third Quarter	$18.00	$11.46
Second Quarter	$21.26	$10.83
First Quarter	$30.30	$15.87

Fiscal Year Ended December 31, 2007	High	Low
Fourth Quarter	$31.12	$23.40
Third Quarter	$29.13	$20.35
Second Quarter	$24.96	$18.97
First Quarter	$21.97	$16.20

        As of February 9, 2009, we had approximately 31,344,277 shares of common stock outstanding held by approximately 194 stockholders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

        The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indices: the NASDAQ Composite Index and the Standard & Poor's (S&P) Composite 1500 Health Care Sector Index (as calculated using a market cap weighting methodology). The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on the NASDAQ Stock Market. The S&P Composite 1500 Health Care Sector Index tracks the aggregate price performance of health care equity securities. Omnicell's common stock is traded on the NASDAQ Global Market and is a component of both he NASDAQ Composite Index and the S&P Composite 1500 Health Care Sector Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., The NASDAQ Composite Index
and The S&P Composite 1500 Health Care Sector Index(1)

*
$100 invested on 12/31/03 in the NASDAQ Composite, S&P Composite 1500 Health Care Sector Index and in Omnicell, Inc. including reinvestment of dividends.

(1)
This section is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

OMNICELL, INC.
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Total revenues	$251,865	$213,081	$154,710	$121,518	$123,939

Income (loss) from operations(1)	$17,340	$18,224	$9,256	$(2,705)	$10,547

Net income (loss)	$12,724	$43,295	$10,365	$(2,074)	$10,602

Net income (loss) per share:
Basic	$0.40	$1.35	$0.38	$(0.08)	$0.43

Diluted	$0.38	$1.28	$0.36	$(0.08)	$0.38

Shares used in per shares calculations:
Basic	32,076	32,080	27,345	25,906	24,849

Diluted	33,108	33,820	28,902	25,906	27,720

Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Total assets	$308,542	$328,423	$154,630	$100,428	$99,491
Long-term obligations, net of current portion	$17,630	$15,963	$11,078	$11,409	$3,741
Total stockholders' equity	$233,557	$254,639	$89,996	$55,238	$53,697

The amounts shown include the results of the following acquisitions: Rioux Vision, Inc. from December 11, 2007.

(1)
Income (loss) from operations includes the following items:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Share-based compensation expense	$11,165	$11,162	$8,129	$—	$70

  The amounts shown include the results of adopting SFAS No. 123(R) as of January 1, 2006.

        You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data at December 31, 2008 and 2007 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

 OMNICELL, INC.
SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share data) (Unaudited)
2008
Total revenues	$62,090	$63,374	$64,345	$62,055
Gross profit	$32,344	$32,360	$32,763	$31,166
Income from operations	$4,861	$4,504	$4,216	$3,758
Net income	$3,733	$2,753	$2,914	$3,323
Net income per share:
Basic(1)	$0.11	$0.09	$0.09	$0.11
Diluted(1)	$0.10	$0.08	$0.09	$0.10

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except per share data) (Unaudited)
2007
Total revenues	$48,161	$51,822	$55,152	$57,946
Gross profit	$25,242	$27,349	$29,813	$30,905
Income from operations	$3,494	$4,181	$5,233	$5,316
Net income	$3,965	$18,093	$6,940	$14,297
Net income per share:
Basic(1)	$0.14	$0.58	$0.20	$0.41
Diluted(1)	$0.13	$0.55	$0.19	$0.39

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

        We sell our medication dispensing and supply automation systems primarily in the United States. Substantially all of our revenue is generated in the United States. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe and South America. We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls. In 2008, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. We continued manufacturing sub-assemblies at a few single-source off-shore manufacturing suppliers to provide increased manufacturing capacity. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S employees involved in sales, customer support and installation work remotely.

        In general, we recognize revenue when our systems are installed. Installation generally takes place two weeks to nine months after our systems are ordered for all of our products except Mobile Carts. Installation of Mobile Carts takes place one to three months after the order is received. The installation process at our customers' sites includes internal procedures associated with large capital expenditures and time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer's pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

        Our business grew from $213.1 million of revenue in 2007 to $251.9 million of revenue in 2008. We believe that three factors were primarily responsible for this growth:

  •
  We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

  •
  We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists; and

  •
  The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in the capital budgets of healthcare facilities.

        Our product backlog consisting of orders accepted but not yet installed, decreased from $137.0 million at December 31, 2007 to $109.6 million at December 31, 2008, because our customers experienced a more challenging financial environment caused by general macroeconomic conditions, which have contributed to decreasing investment returns, decreasing charitable donations and increasing costs of financing. We believe the macroeconomic environment that caused our customers to postpone their acquisition decisions will continue well into 2009 and we are likely to continue to experience delays in closing contracts.

        While we do not see our competitive position changing, we do not see fewer non-automated hospitals, or competitive swap out opportunities in our pipeline of potential orders to 2009. Due to the slow down in bookings, we expect revenue to decrease for 2009. We expect to operate through 2009 with backlog within our objective of 6 to 9 months of revenue. We believe that our key business strategies are a significant component to our success in achieving market acceptance of our products and services. These key strategies include:

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

        In order to implement these strategies during 2008, we:

  •
  Increased our field support to foster better customer service;

  •
  Continued to announce new product offerings such as the latest version of our software which provides significant enhancements to our operating room system for anesthesiologists;

  •
  Continued our strategy to manufacture sub-assemblies at manufacturing supplier locations, providing us the potential for increased manufacturing capacity, increased flexibility and reduced demands on working capital; and

  •
  Maintained the staffing at our subsidiary in India to take advantage of the large local talent pool, to improve our cost structure and to provide more resources to our customers.

        In 2008, we generated negative overall cash flow of $49.4 million, mainly due to $65.1 million in stock repurchases. However, net cash provided by operations continued to be positive for the third consecutive year at $19.5 million for the year ended December 31, 2008 and our cash and cash equivalents balance as of December 31, 2008 was $120.4 million. We expect cash provided by operations to remain positive in 2009. In 2007, net cash provided by operations was $37.2 million and we had cash and cash equivalents balance as of December 31, 2007 of $169.8 million.

        During 2008, we grew our headcount to keep pace with increased sales and installations and related operational demands which was offset by a reduction of headcount by closing our Elgin, South Carolina facility in an effort to consolidate our mobile cart manufacturing in California. Our full-time employee headcount grew 4.7% to 844 at December 31, 2008 from 806 at December 31, 2007.

However, we subsequently reduced our full-time employee headcount to 744 as announced on January 29, 2009 and do not anticipate headcount growth during 2009.

        In 2006, we adopted Statement of Financial Accounting Standard No. 123(R) (revised 2004) "Share-Based Payment" or SFAS No. 123(R), to record compensation costs of share-based awards. Total share-based compensation expense for the year ended December 31, 2008 was $11.2 million. The impact on net income per share for the year ended December 31, 2008 was $0.35 per share-basic and $0.34 per share-diluted. We anticipate that the growth rate of our cost of product revenue and expenses from share-based compensation, may, at times, exceed the future growth rate of our revenues.

        Our gross profit improved 13.5% for the year ended December 31, 2008 as compared to the year ended December 31, 2007 due to higher revenue during 2008. However, gross margin decreased by 2.1 percentage points to 51.1% for 2008, primarily due to product mix changes. We believe that our gross margins could decline further in 2009 as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation expenses. This decrease could be offset by improved efficiency in our field operations and lowered component and subassembly costs from ongoing supplier management programs.

        Profitability of our business declined during 2008. Higher gross profit from increased sales was more than offset by increased investments in the customer-facing portions of our business, in research and development and in infrastructure and from a reduction in interest income from cash balances. Most significantly, our results in 2007 benefited from a reduction in our tax valuation allowance on deferred tax assets, while in 2008, we no longer had the benefit of net operating loss carry forwards realized in prior years.

        We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our profit performance based on company-wide, consolidated results.

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

        In general, for sales not requiring our installation or modification, we recognize sales on delivery of products to our customers. We recognize sales on shipment to distributors since we do not allow for rights of return. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

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

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We review long-lived assets and certain purchased intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in:

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

        Accounting for taxes on income.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments and evaluations of uncertainties in the interpretation of complex tax regulations. Actual results could differ from our estimates.

        We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007.

Recently Issued and Adopted Accounting Standards

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

        Effective January 1, 2008, we adopted SFAS No. 157 "Fair Value Measurements," or SFAS No.157, which the FASB issued in September 2006. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, FASB issued FSP, 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

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

        Effective January 1, 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115," or SFAS No. 159,

which the FASB issued in February 2007. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, we did not elect to adopt the fair value option on any of our eligible items under SFAS No. 159.

Results of Operations

	For the Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$210,648	83.6%	$178,006	83.5%	$123,196	79.6%
Service and other revenues	41,217	16.4%	35,075	16.5%	31,514	20.4%

Total revenues	251,865	100.0%	213,081	100.0%	154,710	100.0%

Cost of revenues:
Cost of product revenues	97,461	38.7%	80,500	37.8%	56,338	36.4%
Cost of service and other revenues	25,770	10.2%	19,272	9.0%	12,851	8.3%

Total cost of revenues	123,231	48.9%	99,772	46.8%	69,189	44.7%

Gross profit	128,634	51.1%	113,309	53.2%	85,521	55.3%
Operating expenses:
Research and development	18,196	7.2%	15,050	7.0%	11,222	7.3%
Selling, general and administrative	93,098	37.0%	80,035	37.6%	65,043	42.0%

Total operating expenses	111,294	44.2%	95,085	44.6%	76,265	49.3%

Income from operations	17,340	6.9%	18,224	8.6%	9,256	6.0%
Interest income	3,420	1.4%	6,111	2.8%	1,839	1.2%
Other (expense) income	(38)	0%	(58)	0%	74	0%

Income before (benefit from) provision for income taxes	20,722	8.3%	24,277	11.4%	11,169	7.2%
Provision for (benefit from) income taxes	7,998	3.2%	(19,018)	(8.9)%	804	0.5%

Net income	$12,724	5.1%	$43,295	20.3%	$10,365	6.7%

Product Revenues, Cost of Product Revenues and Gross Profit

        The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2008, 2007, and 2006 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Product revenues	$210,648	$178,006	$123,196	18.3%	44.5%
Cost of product revenues	97,461	80,500	56,338	21.1%	42.9%

Gross profit	$113,187	$97,506	$66,858	16.1%	45.8%

  2008 compared to 2007

        Product revenues increased $32.6 million, or 18.3%, in 2008 as compared to 2007. The increase in product revenue was primarily due to increased installations due to increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships. New product features, the overall hospital medication safety regulatory environment, and an increased interest in automation products in hospitals contributed to these increases.

        Cost of product revenues increased by $17.0 million, or 21.1%, in 2008 as compared to 2007. The increase was primarily due to an $11.4 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, including the addition of our new mobile carts product line, a $2.3 million increase in labor costs, and $3.2 million increase in support expenses.

        Gross profit on product revenue increased by $15.7 million, or 16.1%, in 2008 as compared to 2007, primarily as a result of higher product revenues. Product margin decreased slightly due to the addition of our Mobile Carts product line and expansion of our Central Pharmacy product line, both of which have higher costs, as a percentage of revenue, limiting the overall margin growth.

        We expect revenue to decrease for 2009 and we do not foresee any major fluctuations in our gross margin. As a result, we expect our gross profit to decrease in line with the decrease revenue in 2009.

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

        Cost of product revenues increased by $24.2 million, or 42.9%, in 2007 as compared to 2006. The increase was primarily due to a $16.5 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, a $5.6 million increase in labor costs, including a $0.3 million increase in share based compensation charge associated with SFAS No. 123(R) and $1.9 million increase in support expenses.

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

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

        The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2008, 2007 and 2006 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Service and other revenues	$41,217	$35,075	$31,514	17.5%	11.3%
Cost of service and other revenues	25,770	19,272	12,851	33.7%	50.0%

Gross profit	$15,447	$15,803	$18,663	(2.3)%	(15.3)%

  2008 compared to 2007

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $6.1 million, or 17.5%, in 2008 as compared to 2007. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in number of support service contracts.

        Cost of service and other revenues increased by $6.5 million, or 33.7%, in 2008 as compared to 2007. The increase was primarily due to $3.1 million increase in labor costs in support of the expanded service base and to continue to increase customer satisfaction, including a $0.1 million stock compensation charge associated with SFAS No. 123(R), a $1.7 million increase in spare parts associated with increased volumes and a $1.8 million increase in support costs.

        Gross profit on service and other revenues decreased by $0.4 million, or 2.3%, in 2008 as compared to 2007. Gross margin on service and other revenues declined by 7.6 percentage points to 37.5% as we were unable to increase service revenue proportionately to the higher service costs. This was due primarily to multiyear fixed service contracts with our customers.

        We expect our service and other revenues and the associated gross profit, to increase for 2009 in line with the continued expansion of installed base of automation systems and support service contracts

  2007 compared to 2006

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $3.6 million, or 11.3%, in 2007 as compared to 2006. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

        Cost of service and other revenues increased by $6.4 million, or 50.0%, in 2007 as compared to 2006. The increase was primarily due to $2.9 million increase in labor costs in support of our expanded service base and to maintain our service function. The increase also included a $0.1 million increase in share based compensation charge associated with SFAS No. 123(R), a $0.6 million increase in spare parts associated with increased volumes and a $2.8 million increase in support costs.

        Gross profit on service and other revenues decreased by $2.9 million, or 15.3%, in 2007 as compared to 2006. Gross margin on service and other revenues declined by 14.2 percentage points to 45.1% as we were unable to increase service revenue proportionately to the higher service costs. This was due primarily to multiyear fixed service contracts with our customers.

Operating Expenses

        The table below shows our operating expenses for the years ended December 31, 2008, 2007 and 2006 and the percentage change between those years:

	For the years ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Research and development	$18,196	$15,050	$11,222	20.9%	34.1%
Selling, general and administrative	93,098	80,035	65,043	16.3%	23.0%

Total operating expenses	$111,294	$95,085	$76,265	17.0%	24.7%

  2008 compared to 2007

        Research and Development.    Research and development expenses increased by $3.1 million, or 20.9%, in 2008 as compared to 2007. Research and development expenses represented 7.2% and 7.1% of total revenues in 2008 and 2007, respectively.

        The increase in research and development expenses was due primarily to a $2.9 million increase in labor expenses, including a $0.1 million increase in expenses related to share-based compensation charges associated with SFAS No. 123(R) and a $0.2 million increase in support costs. We expect to maintain our investment level in research and development as a percent of revenue due to planned additional spending to improve and enhance our existing technologies and in creation of new technologies in health care automation.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $13.1 million, or 16.3%, in 2008 as compared to 2007. Selling, general and administrative expenses represented 37.0% and 37.6% of total revenues in 2008 and 2007, respectively.

        In 2008, the increase in selling, general and administrative expenses was primarily due to a $6.4 million increase in labor expenses, offset by a $0.2 million decrease in share-based compensation charges associated with SFAS No. 123(R), and a $6.6 million increase in support expenses, including a $2.8 million increase in facility expenses, $1.7 million increase in depreciation expenses, both reflecting our expansion to a new administrative building, $ 0.4 million one-time charge related to the lease termination of our facility in Elgin, South Carolina, as well as hardware related information technology infrastructure investments. There was also a $1.2 million increase in postage and freight expenses and a $0.6 million increase in travel expenses, both reflecting increase in fuel costs throughout 2008.

        We expect total operating costs to decrease for 2009 mainly due to a reduction in the variable selling costs caused by general macroeconomic conditions. However, we expect these to be partially offset by continued increases to our investments in research and development

  2007 compared to 2006

        Research and Development.    Research and development expenses increased by $3.8 million, or 34.1%, in 2007 as compared to 2006. Research and development expenses represented 7.0% and 7.3% of total revenues in 2007 and 2006, respectively.

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

        In 2007, the increase in selling, general and administrative expenses was primarily due to a $13.0 million increase in labor expenses, including a $2.3 million increase in share based compensation charges associated with SFAS No. 123(R), a $1.9 million increase in support expenses, including a $1.4 million increase in fees paid by us pursuant to group purchasing organization contracts or GPO, which were directly attributable to the higher sales volume and a $0.2 million intangible asset impairment charge.

  Interest Income, Other Income (Expense)

        The table below shows our interest income, other income (expense) for the years ended December 31, 2008, 2007 and 2006 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
	2008	2007	2006	2008 to 2007	2007 to 2006
	(in thousands)
Interest income	$3,420	$6,111	$1,839	(44.0)%	232.3%
Other (expense) income	(38)	(58)	74	(34.5)%	178.4%

        The decrease in interest income for 2008 as compared to 2007 was primarily due to lower average cash and cash equivalents balances as a result of $65.1 million in stock repurchases completed in the first and second quarters of 2008 and the impact of lower interest rates in 2008 as compared to 2007. We expect interest income to decline further in 2009 as a result of lower interest rate yield on cash balances. In 2007, higher cash balances as a result of our secondary offering, combined with higher interest rates contributed to the increase over 2006.

  Income taxes

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Provision for (benefit from) income taxes	$7,998	$(19,018)	$804

        We recorded a provision for income taxes of approximately $8.0 million and an effective tax rate of 38.6% for the year ended December 31, 2008 compared to a benefit from income taxes of $19.0 million for the year ended December 31, 2007. The increase in the provision for income taxes is primarily attributable to the release of substantially all of the valuation allowance in 2007. A full valuation allowance is reflected in year ended December 31, 2006 which we recorded a provision of $0.8 million and effective tax rate of 7.2%.

Liquidity and Capital Resources

Cash Flows

        Net cash provided by operating activities during 2008 totaled $19.5 million, a decrease of $17.7 million from 2007. The decrease was primarily due to a delay in factoring lease receivables in the fourth quarter of 2008. Our financing partners have been impacted by the overall economic environment and were unable to purchase leases as they had in prior quarters. Although we had made arrangements with new financing partners prior to and during the fourth quarter of 2008, we were unable to obtain appropriate customer documentation to factor all of these receivables. If not for the delayed lease factoring, total net cash provided by operating activities would have been similar to the prior year with the following composition changes: net income was significantly less, decreasing by $30.6 million to $12.7 million in 2008; depreciation and amortization expenses were $4.3 million higher primarily due to amortization of intangibles acquired in our 2007 purchase of Rioux Vision and hardware related information technology infrastructure depreciation; adjustments to net income for tax deferrals used $18.7 million less cash in 2008 than in 2007 as the valuation reserves were released in 2007; and tax benefits from stock option exercises provided $7.4 million more cash in 2008 than in 2007. None of these year over year tax related changes in operating cash are expected to be significant in 2009. The change in prepayments by customers was a $9.0 million source of cash in 2007, but only a nominal source of cash in 2008. We do not expect significant changes in customer prepayments during 2009.

        Net cash provided by operating activities in 2007 totaled $37.2 million, an increase of $17.7 million when compared to 2006. The change in cash provided by operating activities was highlighted by a $32.9 million increase in net income during 2007 versus 2006, offset by the $24.7 deferred tax reduction in cash provided due to the valuation release mentioned above and by the $17.8 million decrease in cash provided by advance customer deposits also mentioned above. Other notable changes in cash provided by operating activities in 2007 versus 2006 were increases in cash provided by current assets changes. In particular, inventories, other current assets and investments in leases each provided greater than $6.0 million more in 2007 than in 2006.

        Net cash used in investing activities in 2008 was $11.8 million, a decrease of $22.4 million from that of 2007. The decrease in investing activities was due to the absence of any acquisition activity in 2008. The net reduction in acquisition costs of $27.3 million was partially offset by an increase in property and equipment expenditures of $5.4 million during 2008 from the implementation of our enterprise-level business and finance software. We do not expect continued property and equipment expenditures of the volume experienced in 2008.

        Net cash used in investing activities in 2007 was $34.2 million, an increase of $30.4 million in cash used in investing relative to 2006. The increase was from both the Rioux Vision acquisition and additional cash used to purchase property and equipment.

        Net cash used in financing activities in 2008 was $57.1 million, a decrease of $163.1 million from net cash provided by financing activities in 2007. The items driving this decrease in cash provided were the absence of a $90.2 million secondary stock offering in 2008 versus 2007 and two stock buybacks during 2008 which totaled $65.1 million as compared to no repurchasing activity in 2007. In addition, there was a decline in the amount of cash received in connection with stock option exercises during 2008 of $7.8 million.

        Net cash provided by financing activities in 2007 of $105.9 million was $90.3 million more than net cash provided by financing activities during 2006 and reflected net proceeds from the sale and issuance of 4,485,000 shares of our common stock to the public as mentioned above.

Liquidity

        Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We had cash and cash equivalents of $120.4 million at December 31, 2008 as compared to $169.8 million at December 31, 2007. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents and our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our working capital, capital expenditures and other contractual obligations for more than the next 12 months. However, we may be required or choose to raise additional capital through the public equity market, private financings, collaborative arrangements or debt. If we raise additional capital through the issuance of equity or securities convertible into equity, our stockholders may experience dilution and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

Off-Balance Sheet Arrangements

        As of December 31, 2008, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

        As of December 31, 2008 we had $14.0 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments and Contingencies," to our consolidated financial statements included in this Report for further information with respect to these commitments.

        The following table summarizes our contractual obligations at December 31, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$11,406	$3,335	$6,640	$1,431	$—
Commitments to contract manufacturers and suppliers(2)	2,549	2,549	—	—	—

Total	$13,955	$5,884	$6,640	$1,431	$—

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $3.4 million, $2.4 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        As of December 31, 2008, we had $120.4 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Based on a sensitivity analysis of our cash and cash equivalents as of December 31, 2008, a hypothetical 1% or 100 basis points decrease in interest rates would reduce our quarterly interest income by approximately $0.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, the company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d to 15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

        Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting. Their audit report is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The report required by this item is set forth at pages F-1 and F-2.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2009 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

        Our written Code of Ethics applies to all our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available on our website at www.omnicell.com under the hyperlink titled "Corporate Governance." Changes to or waivers of the Code of Ethics will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Ethics by disclosing such information on the same website.

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

        The information required by this Item with respect to our Compensation Committee's review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Compensation Committee Report."

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are included as part of this Annual Report on Form 10-K.

(1)    All financial statements.

Index to Financial Statements:	Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 14 to the consolidated financial statements, Omnicell, Inc. changed its method of accounting for sabbatical leave as of January 1, 2007 and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Omnicell, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2008 and 2007, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California February 20, 2009

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$120,439	$169,812
Accounts receivable, net of allowances of $1,537 and $1,534 at December 31, 2008 and 2007, respectively	57,976	37,522
Inventories	12,957	13,732
Prepaid expenses	9,310	9,482
Deferred tax assets	14,871	11,830
Other current assets	9,434	9,806

Total current assets	224,987	252,184

Property and equipment, net	16,180	10,184
Non-current net investment in sales-type leases	10,896	12,633
Goodwill	24,982	23,076
Other intangible assets	6,706	9,467
Non-current deferred tax assets	15,889	12,881
Other assets	8,902	7,998

Total assets	$308,542	$328,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,377	$10,116
Accrued compensation	8,889	8,306
Advance payments from customers	47	156
Accrued liabilities	10,140	12,876
Deferred service revenue	12,084	11,263
Obligation resulting from sale of receivables	170	538
Deferred gross profit	16,648	14,566

Total current liabilities	57,355	57,821
Long-term deferred service revenue	16,782	15,726
Other long-term liabilities	848	237
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized;
35,422,678 and 31,344,227 shares issued and outstanding, respectively at December 31 2008 and 34,625,489 and 34,623,730 shares issued and outstanding, respectively at December 31, 2007	35	35
Treasury stock, at cost, outstanding: 4,078,451 share and 1,759 shares at December 31, 2008 and 2007, respectively	(65,064)	—
Additional paid-in capital	315,953	284,695
Accumulated deficit	(17,367)	(30,091)

Total stockholders' equity	233,557	254,639

Total liabilities and stockholders' equity	$308,542	$328,423

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Product revenues	$210,648	$178,006	$123,196
Service and other revenues	41,217	35,075	31,514

Total revenues	251,865	213,081	154,710
Cost of revenues:
Cost of product revenues	97,461	80,500	56,338
Cost of service and other revenues	25,770	19,272	12,851

Total cost of revenues	123,231	99,772	69,189

Gross profit	128,634	113,309	85,521
Operating expenses:
Research and development	18,196	15,050	11,222
Selling, general and administrative	93,098	80,035	65,043

Total operating expenses	111,294	95,085	76,265

Income from operations	17,340	18,224	9,256
Interest income	3,420	6,111	1,839
Interest expense	(15)	(20)	(8)
Other (expense) income	(23)	(38)	82

Income before (benefit from) provision for income taxes	20,722	24,277	11,169
Provision for (benefit from) income taxes	7,998	(19,018)	804

Net income	$12,724	$43,295	$10,365

Net income per share—basic	$0.40	$1.35	$0.38

Net income per share—diluted	$0.38	$1.28	$0.36

Weighted average shares outstanding:
Basic	32,076	32,080	27,345

Diluted	33,108	33,820	28,902

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common		Treasury
							Accumulated Other Comprehensive Income (Loss)
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2005	26,270,861	$26	—	$—	$138,365	$(83,165)	$12	$55,238
Net income	—	—	—	—	—	10,365	—	10,365
Change in unrealized loss on short-term investments	—	—	—	—	—	—	20	20
Foreign currency translation adjustment	—	—	—	—	—	—	(32)	(32)

Total comprehensive income	—	—	—	—	—	—	—	10,353
Share-based compensation	—	—	—	—	8,291	—	—	8,291
Common stock issued under stock option and stock award plans	1,885,197	2	—	—	14,216	—	—	14,218
Issuance of stock under employee stock purchase plan	237,228	—	—	—	1,393	—	—	1,393
Income tax benefits realized from employee stock option exercises	—	—	—	—	503	—	—	503

Balance at December 31, 2006	28,393,286	28	—	—	162,768	(72,800)	—	89,996
Cumulative effect of accounting change—FIN 48	—	—	—	—	—	(60)	—	(60)
Cumulative effect of accounting change—EITF 06-2	—	—	—	—	—	(526)	—	(526)
Net income and comprehensive income	—	—	—	—	—	43,295	—	43,295
Share-based compensation	—	—	—	—	11,107	—	—	11,107
Common stock issued under stock option and stock award plans	1,505,783	2	(1,759)	—	13,479	—	—	13,481
Issuance of stock under employee stock purchase plan	241,420	—	—	—	2,249	—	—	2,249
Public stock issuance, net of offering costs	4,485,000	5	—	—	90,213	—	—	90,218
Income tax benefits realized from employee stock option exercises	—	—	—	—	4,879	—	—	4,879

Balance at December 31, 2007	34,625,489	35	(1,759)	—	284,695	(30,091)	—	254,639
Net income and comprehensive income	—	—	—	—	—	12,724	—	12,724
Share-based compensation	—	—	—	—	11,062	—	—	11,062
Common stock issued under stock option and stock award plans	558,300	—	(10,396)	—	4,563	—	—	4,563
Issuance of stock under employee stock purchase plan	238,889	—	—	—	3,387	—	—	3,387
Purchase of treasury stock, net of commissions	—	—	(4,066,296)	(65,064)	—	—	—	(65,064)
Income tax benefits realized from employee stock option exercises	—	—	—	—	12,246	—	—	12,246

Balance at December 31, 2008	35,422,678	$35	(4,078,451)	$(65,064)	$315,953	$(17,367)	—	$233,557

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$12,724	$43,295	$10,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,954	4,602	3,717
Provision for receivable allowance	1,384	614	1,341
Asset impairment charge	182	240	—
(Gain) loss on sale of property and equipment	(119)	11	—
Share-based compensation expense	11,165	11,162	8,129
Provision for excess and obsolete inventories	384	1,516	2,537
Deferred income taxes	(6,049)	(24,711)	—
Income tax benefits from employee stock option exercises	12,246	4,879	503
Changes in operating assets and liabilities, net of effect of acquired company
Accounts receivable, net	(21,866)	(2,102)	(7,645)
Inventories	174	2,004	(4,336)
Prepaid expenses	172	(1,408)	(4,474)
Other current assets	190	460	(5,660)
Net investment in sales-type leases	1,249	594	(6,283)
Other assets	(1,104)	314	(813)
Accounts payable	(853)	892	1,775
Accrued compensation	583	77	2,921
Advance payments from customers	(109)	(8,968)	8,803
Accrued liabilities	(4,086)	(160)	1,247
Deferred service revenue	1,621	4,072	1,181
Deferred gross profit	2,082	602	5,983
Other long-term liabilities	611	(758)	216

Net cash provided by operating activities	19,535	37,227	19,507
Cash flows from investing activities
Acquisition of intangible assets and intellectual property	(200)	(331)	(677)
Acquisition of privately held company, net of cash acquired	—	(27,251)	—
Purchases of short-term investments	—	—	(12)
Purchases of property and equipment	(12,130)	(6,637)	(3,109)
Proceeds from the sale of property and equipment	536	—	—

Net cash used in investing activities	(11,794)	(34,219)	(3,798)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	7,950	15,730	15,611
Proceeds from public offering of common stock, net	—	90,218	—
Repurchases of treasury stock, net	(65,064)	—	—

Net cash (used in) provided by financing activities	(57,114)	105,948	15,611

Net (decrease) increase in cash and cash equivalents	(49,373)	108,956	31,320
Cash and cash equivalents at beginning of year	169,812	60,856	29,536

Cash and cash equivalents at end of year	$120,439	$169,812	$60,856

Supplemental disclosures of cash flow informational
Cash paid for interest	$15	$20	$8
Cash paid for taxes	$1,240	$523	$678

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

        In 2007, we completed an acquisition that was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from this business combination from December 11, 2007, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Acquisition."

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

        Cash and cash equivalents.    We classify investments as cash equivalents if their original or remaining maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality and are also invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Fair value of financial instrument.    Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements," on a prospective basis for our financial assets and liabilities recognized at fair value on a recurring basis using the fair value hierarchy established in SFAS No. 157.

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

        At December 31, 2008, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

        Equity investment.    On an annual basis we review the fair value of our cost method equity investment for impairment. We determine if there are events or changes in circumstances that may suggest a decline in the fair value of our investment. Should such an impairment be judged to be other-than-temporary, the aggregate carrying amount of our cost method investment is written down to fair value and the resulting loss is charged to operations.

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

        In general, for sales not requiring our installation or modification, we recognize sales on delivery of products to our customers. We recognize sales on shipment to distributors since we do not allow for rights of return. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

        A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenues any amounts paid to us related to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with Statement of Financial Accounting Standard, or SFAS No. 13, "Accounting for Leases." We recognize revenues on sales-type leases at completion of our installation obligation, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income on sales-type leases is recognized in product revenue using the interest method.

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

        Sales of accounts receivable.    We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as "true sales" in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." During the years ended 2008, 2007 and 2006, we transferred non-recourse accounts receivable totaling $61.4 million, $62.1 million and $46.1 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

December 31, 2008 and 2007, accounts receivable included approximately $4.7 million and $0.6 million, respectively, from leasing companies for transferred non-recourse accounts receivable. Due to the nature of the recourse clauses in certain sales arrangements, we recorded $0.2 million and $0.7 million as of December 31, 2008 and 2007, respectively, as receivables subject to a sales agreement and obligation resulting from sale of receivables.

        Concentration of credit risk.    One customer accounted for $6.7 million or 11.5% of our combined accounts receivable balance at December 31, 2008. No single customer accounted for more than 10% of our combined accounts receivable balance at December 31, 2007.

        Dependence on suppliers.    We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months' notice. Purchases from these suppliers for the years ended December 31, 2008, 2007 and 2006, were approximately $25.2 million, $18.2 million and $3.6 million, respectively.

        Concentration of rising interest rate risk.    Historically, our earnings have been negatively impacted by rising interest rates, because the present value of future payments sold to third party leasing partners diminishes in an environment of rising interest rates. Rising interest rates could negatively impact our revenue. We have also experience a reduction in interest income as a result of declining interest rates.

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

        Property and equipment.    Property and equipment less accumulated depreciation are stated at historical cost. Depreciation and amortization of property and equipment are generally provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment and vehicles	2 - 5 years

        Internal Use Software.    We capitalize costs related to computer software developed or obtained for internal use in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

phase are expensed as incurred. At December 31, 2008, we had $7.4 million of costs related to enterprise-level software included in property and equipment. At December 31, 2007, we did not have any capitalized internal use software costs.

        Software development cost.    We capitalize software development costs in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2008 and 2007, we capitalized software development costs of $1.2 million and $0.3 million, respectively, which are presented in other assets. For the years ended December 31, 2008, 2007 and 2006, we charged to expense $0.5 million, $0.6 million and $0.6 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.

        Long-lived assets including goodwill and other intangibles.    We account for goodwill and other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances. We have not recognize any goodwill impairment charges in the periods presented. SFAS No. 142 also requires intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are currently amortizing other intangible assets with finite lives over their useful lives from three to 17 years.

        We review property and equipment, capitalized software, patents and certain purchased intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If property and equipment and certain purchased intangibles with finite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. In the fourth quarter of 2008, we recorded an impairment charge of approximately $0.2 million to write-off legal and registration costs related to patents. In the fourth quarter of 2007, we recorded an impairment charge of approximately $0.2 million to write-off purchased technology related to our acquisition of intellectual property from NextRx Corporation in December 2005. The impairment charges are recorded as a selling, general and administrative expense in our Consolidated Statements of Operations.

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

        Share-based compensation.    We account for share-based compensation plans in accordance to the the provisions of SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions SFAS No. 123(R).

        Income taxes.    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments and evaluations of uncertainties in the interpretation of complex tax regulations. Actual results could differ from our estimates.

        We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority according to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," or FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007.

        Please refer to Note 14, "Income Taxes" for further information.

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses for all periods presented. Shipping and handling costs amounted to $2.6 million, $2.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Advertising.    Advertising costs are expensed as incurred and amounted to $0.6 million, $0.3 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Operating leases.    We lease our buildings under operating leases accounted for in accordance with SFAS No. 13, "Accounting for Leases."

        Sales taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income per share.    Basic net income per share is computed by dividing net income—the numerator—by the weighted average number of shares outstanding—the denominator—during the

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

        Foreign currency translation.    The functional currency of our foreign subsidiary is the U.S. dollar. Non-functional currency monetary balances are re-measured into the functional currency of the subsidiary with any related gain or loss recorded in other income, in the accompanying Consolidated Statements of Operations.

        Segment information.    We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2008, 2007 and 2006, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

  Accounting Changes

        On January 1, 2007, we adopted the provisions of Emerging Issues Task Force No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43," or EITF No. 06-2. EITF No. 06-2 requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate. We adopted EITF No. 06-2 through a cumulative-effect adjustment, resulting in an adjustment of $0.5 million to the opening balance of accumulated deficit as of January 1, 2007. As required by EITF No. 06-2, compensation costs associated with sabbatical leave is recorded for all employees after the adoption of the provisions of EITF No. 06-2 on a straight-line basis over the four year accumulation period. These expenses totaled $0.1 million and $0.6 million for the years ended December 30, 2008 and 2007, respectively.

        We also adopted FIN 48 as of January 1, 2007. See Note 14, "Income Taxes" for further discussion.

  Recently Issued and Adopted Accounting Standards

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

        Effective January 1, 2008, we adopted SFAS No. 157 "Fair Value Measurements," or SFAS No. 157, which the FASB issued in September 2006. SFAS No. 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, FASB issued FSP, 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and FSP 157-2, "Effective Date of FASB Statement No. 157." FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated statements of financial position, results of operations or cash flows.

        Effective January 1, 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115," or SFAS No. 159, which the FASB issued in February 2007. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, an entity may elect to use fair value to measure certain eligible items. The fair value option may be elected generally on an instrument-by-instrument basis as long as it is applied to the instrument in its entirety, even if an entity has similar instruments that it elects not to measure based on fair value. Upon adoption, we did not elect to adopt the fair value option on any of our eligible items under SFAS No. 159.

Note 2. Acquisition

        In December 2007, we acquired 100% of the outstanding shares of Rioux Vision, Inc., or Rioux, a provider of system solutions to acute healthcare facilities, for an aggregate cash purchase price of $26.3 million of which $21.3 million was paid on closing and $5.0 million was held in escrow pending satisfaction of certain contingencies provided for in the stock purchase agreement between us and Rioux. Included in the purchase price were acquisition costs of $0.4 million. The acquisition of Rioux added mobile cart technology to our line of medication-use systems.

        During 2008, we refined our valuation of the underlying net assets acquired based on finalizing the working capital valuation and the discovery of pre-existing liabilities and revised estimates of liabilities assumed at the acquisition date which increased goodwill by $1.9 million.

        The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values. The purchase price exceeded the fair value of the net tangible liabilities of $4.2 million and intangible assets acquired by $21.9 million, which was allocated to goodwill and will be deductible for tax purposes. Also, in accordance with SFAS No. 141, "Business Combinations," we included a pre-acquisition contingency on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency relates to an alleged patent infringement claim and is recorded as an accrued liability as of the acquisition date. Any future adjustment to

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

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

Note 3. Net Income Per Share

        Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 were 1,713,276, 696,530 and 223,266, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net Income Per Share (Continued)

        The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Basic:
Net income	$12,724	$43,295	$10,365
Weighted average shares outstanding—basic	32,076	32,080	27,345

Net income per share—basic	$0.40	$1.35	$0.38

Diluted:
Net income	$12,724	$43,295	$10,365
Weighted average shares outstanding—basic	32,076	32,080	27,345
Dilutive effect of employee stock plans	1,032	1,740	1,557

Weighted average shares outstanding—diluted	33,108	33,820	28,902

Net income per share—diluted	$0.38	$1.28	$0.36

Note 4. Net Investment in Sales-Type Leases

        Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2008	2007
Net minimum lease payments to be received	$17,899	$19,830
Less unearned interest income portion	2,575	3,285

Net investment in sales-type leases	15,324	16,545
Less current portion(1)	4,428	3,912

Non-current net investment in sales-type leases(2)	$10,896	$12,633

        The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2009	$5,938
2010	5,288
2011	3,933
2012	2,184
2013	548
Thereafter	8

Total	$17,899

    (1)
    a component of other current assets

    (2)
    net of allowance for doubtful accounts of $0.3 million and $0.4 million as of December 31, 2008 and December 31, 2007, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$7,714	$9,002
Finished goods	5,243	4,730

Total	$12,957	$13,732

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Equipment and vehicles	$16,824	$20,524
Furniture and fixtures	1,165	1,119
Leasehold improvements	3,115	2,986
Purchased software	8,048	6,829
Capital in process	7,805	1,088

	36,957	32,546
Accumulated depreciation and amortization	(20,777)	(22,362)

Property and equipment, net	$16,180	$10,184

        Depreciation and amortization of property and equipment was approximately $5.7 million, $3.0 million, and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7. Goodwill and Other Intangible Assets

        Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. In 2007, the increase in goodwill of $19.9 million was due to the acquisition of Rioux. In 2008, the increase in goodwill of $1.9 million was due to finalizing the working capital valuation, the discovery of pre-existing liabilities and revised estimates of liabilities assumed relating to the acquisition of Rioux. No goodwill impairment was recognized in 2008, 2007 and 2006.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Other Intangible Assets (Continued)

        Goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Indefinite-lived intangible:
Trade name	$231	$—	$231	$231	$—	$231	Indefinite
Finite-lived intangibles:
Customer base	3,184	631	2,553	3,184	233	2,951	5 - 8 years
Service contracts	268	268	—	268	268	—	5 years
Acquired technology	9,364	6,295	3,069	9,364	4,312	5,052	3 - 6 years
Patents	345	63	282	332	30	302	17 years
Trade name	220	116	104	220	6	214	2 years
Non-compete	720	253	467	720	12	708	3 years
Backlog	10	10	—	10	1	9	1 year

Total finite-lived intangibles	14,111	7,636	6,475	14,098	4,862	9,236

Total other intangibles assets	14,342	7,636	6,706	14,329	4,862	9,467
Goodwill	24,982	—	24,982	23,076	—	23,076	Indefinite

Net other intangible assets & goodwill	$39,324	$7,636	$31,688	$37,405	$4,862	$32,543

        We capitalize third-party costs associated with internally developed patents. These costs include legal and registration fees needed to apply for and secure patents. For patents that have not been issued and placed in use, we have not yet recorded amortization expense related to the patents. These other intangible assets will be amortized using the straight-line method over the shorter of their estimated useful lives or remaining legal life. During 2008 and 2007, we capitalized third-party costs associated with internally developed patent costs of $0.2 million and $0.3 million, respectively. Additionally, in 2008, we recorded an impairment charge of approximately $0.2 million to write-off capitalized patents costs due to certain technologies either being abandoned or product lines being discontinued. The impairment charge is recorded as a selling, general and administrative expense in our Consolidated Statements of Operations.

        In 2007, we recorded an impairment charge of approximately $0.2 million to write-off purchased acquired technology related to our acquisition of intellectual property from NextRx Corporation in December 2005. As a result of the Rioux acquisition, we have prioritized our product development in areas of greater return. Investment in the NextRx technology to make it compatible with our current product direction is not likely to occur within the timeframe that the technology will remain competitive in the marketplace. It is unlikely that the technology, in its current state and at this time, will have any value to any provider of automation equipment. The impairment charge is recorded as a selling, general and administrative expense in our Consolidated Statements of Operations. We did not record any intangible impairment charges during 2006.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Other Intangible Assets (Continued)

        Amortization expense totaled $2.8 million, $1.0 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future amortization expense of the finite-lived intangible assets at December 31, 2008 is as follows (in thousands):

2009	$2,313
2010	2,077
2011	373
2012	373
2013	373
Thereafter	966

Total	$6,475

Note 8. Other Assets

        Other assets consist of the following (in thousands):

	December 31,
	2008	2007
Long-term deposits	$427	$410
Equity investment, at cost	350	350
Long-term lease receivable from sales of accounts receivables under SFAS No. 140 (see Note 1)	—	163
Capitalized software development costs, net of accumulated amortization of $2,103 and $1,645 in 2008 and 2007, respectively	1,554	769
Non-current deferred service billings receivable	6,529	6,271
Other assets	42	35

Total	$8,902	$7,998

Note 9. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Pre-acquisition contingency	$6,107	$7,000
Accrued GPO (General Purchase Organization) fees	1,753	1,795
Product quality accrual	944	1,150
Deferred rent	756	1,341
Taxes payable	333	699
Accrued professional fees	195	661
Other	52	230

Total	$10,140	$12,876

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Advance Payments from Customers

        As of December 31, 2008 and 2007, $47,000 and $0.2 million, respectively, represent advance payments from customers. Payment amounts were received before completion of medication and supply dispensing system installations at customers' facilities.

Note 11. Deferred Gross Profit

        Deferred gross profit consist of the following (in thousands):

	December 31,
	2008	2007
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$24,576	$26,038
Cost of sales, excluding installation costs	(7,928)	(11,472)

Deferred gross profit	$16,648	$14,566

Note 12. Commitments and Contingencies

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2008 (in thousands):

	Total	Less than one year	One to three years	Three to five years
Operating leases(1)	$11,406	$3,335	$6,640	$1,431
Commitments to contract manufacturers and suppliers(2)	2,549	2,549	—	—

Total	$13,955	$5,884	$6,640	$1,431

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense totaled $3.4 million, $2.4 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

Legal Proceedings

        On February 20, 2007, we were served with the third amended petition in a lawsuit entitled Alcala, et al. v. Cardinal Health, Inc., et al., case number 2006 09-4487-G, which named us as a defendant. This lawsuit was filed in the District Court of Cameron County, Texas. On January 22, 2009, the plaintiffs filed a notice of non-suit with the court dismissing all claims and causes of actions against Omnicell. Omnicell made no payments or admissions in connection with such dismissal

        On December 19, 2007, we were served with an amended petition naming Omnicell, Inc. as an identified "Doe" defendant in a lawsuit entitled Tak Takahama; by and through her Guardian Ad Litem Donna Takahama v. Torrance Memorial Medical Center; and Does 1 through 20 Inclusive, case

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments and Contingencies (Continued)

number YC 055726. This lawsuit was filed in the Superior Court for the State of California for the County of Los Angeles. On December 12, 2008 the Court issued a dismissal order pursuant to a settlement agreement reached between the plaintiff and defendants whereby the plaintiff agreed to dismiss the case with prejudice. Omnicell made no payments or admissions in connection with such dismissal.

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of ours. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. We intend to vigorously defend against these claims in both lawsuits. In relation to this lawsuit and in accordance with SFAS No. 141, "Business Combinations," we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency is recorded as an accrued liability as of the acquisition date. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

        On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell's claims for indemnification relating to a breach of certain representations and warranties under the Agreement, as well as with respect to an adjustment of the final working capital of Rioux. The parties are currently engaged in the arbitration process.

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Guarantees (Continued)

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

Note 14. Income Taxes

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Year Ended December 31,
	2008	2007	2006
Domestic	$20,205	$24,001	$10,847
Foreign	517	276	322

Total income before provision for income taxes	$20,722	$24,277	$11,169

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$4,437	$463	$476
State	1,394	1,248	318
Foreign	54	41	10

Total current	5,885	1,752	804

Deferred:
Federal	2,510	(17,134)	—
State	(351)	(3,636)	—
Foreign	(46)	—	—

Total deferred	2,113	(20,770)	—

Total provision for (benefit from) income taxes	$7,998	$(19,018)	$804

        The provision for income taxes differed from the amount computed by applying the federal statutory rate to our income before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. federal tax provision at statutory rate	$7,253	$8,494	$3,909
State taxes	678	916	518
Non-deductible expenses	356	47	177
Share-based compensation expense	1,276	436	773
Research tax credits	(1,223)	—	—
Release of valuation allowance	—	(28,706)	(4,417)
Other	(342)	(205)	(156)

Total	$7,998	$(19,018)	$804

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$2,594	$6,675
Tax credit carry forwards	7,180	4,505
Inventory related items	1,280	1,365
Reserves and accruals	2,224	2,269
Deferred revenue	11,964	10,750
Depreciation and amortization	2,243	1,786
Stock compensation	4,997	3,389
Other, net	872	647

Total deferred tax assets	33,354	31,386
Valuation allowance	(2,594)	(6,675)

Net deferred tax assets	$30,760	$24,711

        As of December 31, 2008, we had net operating loss carry forwards for federal and California income tax purposes of approximately $13.1 million and $1.1 million, respectively. These net operating losses begin to expire in the years 2023 and 2025 for federal and California, respectively. We had federal and California research tax credits of approximately $5.7 million and $3.9 million, respectively. Federal research tax credits expire in the years 2009 through 2029 and California credits have no expiration.

        Included in the net operating loss and research tax credit carry forwards are benefits created by the exercise of stock based awards, prior to the adoption of SFAS No. 123(R). When recognized, these tax attributes are treated as direct increases to stockholders' equity and as a result do not impact the Statement of Operations. The benefits created by stock option deductions are not reflected in the Consolidated Balance Sheets.

        Net operating losses and tax credits generated prior to and including December 31, 2001 are subject to annual limitations due to the ownership change under provisions of the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits if not utilized.

        As of December 31, 2008 and 2007, we had approximately $2.6 million and $6.7 million of valuation allowance, respectively. All of the valuation allowance is related to net operating losses which will be credited directly to additional paid in capital.

        We conduct business globally and, as a result, file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdiction as the United States, California and India. Our tax years beginning in 2002 remain open to audit by the Internal Revenue Service and

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

California. The India statute of limitations remains open for years 2002 through 2008. Additionally, we are subject to various state income tax examinations for the 1998 through 2008 tax years.

        As of December 31, 2008 we do not provide for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries' undistributed earnings, because these earnings are intended to be indefinitely reinvested. In the event of any distribution of those earnings in the form of dividends or otherwise, we would be subject to nominal U.S. federal and state income taxes

        Our India subsidiary operates under a tax holiday, which will expire in 2010. The net impact attributable to the tax status is not estimated to be material.

        The 2007 and 2008 activity of our FIN 48 uncertain tax positions, including all federal and state jurisdictions is as follows (in thousands):

Balance, January 1, 2007 (at adoption)	$101
Additions for tax positions from prior years	(66)

Balance, December 31, 2007	35
Additions for tax positions related to the current year	573
Additions for tax positions from prior years	3,439

Balance, December 31, 2008	$4,047

        During 2008, we recorded total gross unrecognized tax benefits of approximately $4.0 million, primarily due to uncertain tax positions related to our tax credits and tax treatment of certain temporary differences. The total unrecognized tax benefit, if realized would reduce the effective income tax rate in future periods of approximately $2.7 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2008 and 2007 were immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Note 15. Stockholders' Equity, 401(k) and Stock Option Plans

Treasury Stock

        During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. For the year ended December 31, 2008, shares with an aggregate value of $65.0 million, excluding broker commissions of $0.1 million, were repurchased. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchase of the remaining $25.0 million of shares will be based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. Through December 31, 2008, a total of 4,066,296 shares at an average cost of $16.00 per share were repurchased through a combination of open market purchases and pursuant to a 10b5-1 trading plan. Additionally, for the years ended December 31, 2008 and 2007, we repurchased 10,396 shares and 1,759 shares, respectively from employees who tendered shares to satisfy tax withholding obligations on the vesting of restricted stock.

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

        Grants of restricted stock to non-employee directors are granted on the date of Omnicell's annual meeting of stockholders and vest in full on the date of Omnicell's next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock

        RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of restricted stock units under the 1999 Plan is the product of the number of shares granted at the grant date market price of our common stock.

        On January 1 of each year, the number of shares reserved for issuance under the 1999 Plan increases automatically by the lesser of (i) 5.5% of the total number of shares of our common stock outstanding, (ii) 3,000,000 shares, or (iii) such other lesser amount as may be determined by our board of directors. As of December 31, 2008, there were a total of 2,578,890 shares reserved for future issuance under the 1999 Plan.

        In April 2003, our board of directors adopted the 2003 Equity Incentive Plan, or the 2003 Plan. A total of 500,000 shares of common stock have been reserved for issuance under the 2003 Plan. As of December 31, 2008, 18,889 shares have been exercised and 374,449 shares were subject to outstanding options under the 2003 Plan. As of December 31, 2008, there were a total of 106,662 shares reserved for future issuance under the 2003 Plan. The 2003 Plan provides for the issuance of non-qualified options, stock bonuses and rights to acquire restricted stock to our employees, directors and consultants. Options granted under the 2003 Plan shall have an exercise price not less than 70% of the fair market value of the stock on the date of grant and are generally intended to become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter, however our board of directors may impose different vesting at its discretion on any award. Options granted under the 2003 Plan will expire ten years from the date of grant.

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

        The board of directors shall administer the Plans unless and until the board of directors delegates administration to a committee. The Board has delegated administration of the Plans to the Compensation Committee of the Board and the Plans are generally administered by such committee. The board of directors may suspend or terminate the Plans at any time. The board of directors may also amend any of the Plans at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board of directors to the extent stockholder approval is necessary to satisfy the applicable listing requirements of NASDAQ.

        If we sell, lease or dispose of all or substantially all assets or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the Plans. If the surviving entity does not assume or substitute these awards, then generally the vesting and exercisability of the stock awards will accelerate.

        At December 31, 2008, the total number of shares available for future issuance under all Plans was as follows (in thousands):

Reserved under the Plans	2,886
Reserved under the 1997 Employee Stock Purchase Plan	593

Total	3,479

        1997 Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2008, 2,115,857 shares had been issued under the ESPP. On January 1 of each year, and expiring on January 1, 2007, the number of shares reserved for issuance under the ESPP increased automatically by the lesser of (i) 1.5% of the total number of shares of our common stock outstanding, (ii) 750,000 shares, or (iii) such other lesser amount as may be determined by our board of directors. As of December 31, 2008, there were a total of 593,272 shares reserved for future issuance under the ESPP.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Share-Based Compensation

        We adopted SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. For awards granted prior to but not yet vested as of January 1, 2006 share-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123 and adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R) using straight-line amortization method. As SFAS No. 123(R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2008, 2007 and 2006 has been reduced for estimated forfeitures.

        Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Cost of product and services	$1,610	$1,488	$1,143
Research and development	1,204	1,109	684
Selling, general and administrative	8,351	8,565	6,302

Total share-based compensation expense	$11,165	$11,162	$8,129

Impact on net income per share:
Basic	$0.35	$0.35	$0.30
Diluted	$0.34	$0.33	$0.28

        We did not capitalize any share-based compensation into inventory during 2008 as it was not material. Share-based compensation capitalized in inventory at December 31, 2007 and 2006 was $0.1 million and $0.2 million, respectively. The income tax benefit realized from share-based compensation during 2008, 2007 and 2006 was $12.2 million, $4.9 million and $0.5 million, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Share-Based Compensation (Continued)

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
Stock Option Plans	2008	2007	2006
Risk-free interest rate(1)	2.9%	4.7%	4.5%
Dividend yield	0%	0%	0%
Volatility(2)	53.6%	56.3%	63.1%
Expected life(3)	4.7 yrs	4.8 yrs	3.8 yrs

	Year Ended December 31,
Employee Stock Purchase Plan	2008	2007	2006
Risk-free interest rate(1)	2.1%	4.9%	4.6%
Dividend yield	0%	0%	0%
Volatility(2)	55.1%	42.5%	65.8%
Expected life	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs

    (1)
    The risk-free interest rate for both stock options and the ESPP in 2008 and 2007 is based on the zero-coupon U.S. Treasury rate curve in effect at the time of the option grant or at the beginning of the ESPP offering period. The risk-free interest rate for stock options and the ESPP in 2006 is based on the Treasury bill rate in effect at the time of the option grant or at the beginning of the ESPP offering period.

    (2)
    In 2008 and 2007, our computation of expected volatility for both stock options and the ESPP reflects a combination of historical and market-based implied volatility consistent with SFAS No. 123(R) and Securities and Exchange Commission Staff Accounting Bulletin 107. In 2007, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility. For stock options granted and ESPP offerings in 2006, we calculated volatility based solely on historical volatility.

    (3)
    Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Share-Based Compensation (Continued)

Share-Based Payment Award Activity

        A summary of option activity under the Plans for the years ended December 31, 2008, 2007 and 2006 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2005	6,584	$8.93
Granted	759	$12.73
Exercised	(1,887)	$7.53
Expired	(73)	$14.68
Forfeited	(145)	$11.02

Outstanding at December 31, 2006	5,238	$9.85
Granted	1,111	$22.71
Exercised	(1,461)	$9.22
Expired	(43)	$13.44
Forfeited	(212)	$14.82

Outstanding at December 31, 2007	4,633	$12.87
Granted	751	$16.05
Exercised	(478)	$9.55
Expired	(31)	$16.60
Forfeited	(164)	$19.99

Outstanding at December 31, 2008	4,711	$13.45

Vested and expected to vest at December 31, 2008	4,414	$13.14

Exercisable at December 31, 2008	3,282	$11.67

        Outstanding options at December 31, 2008 had a weighted-average remaining contractual life of 6.3 years and an aggregate intrinsic value of $8.1 million. Vested and expected to vest options had a weighted-average remaining contractual life of 6.2 years and an aggregate intrinsic value of $8.0 million. Exercisable options at December 31, 2008 had a weighted-average remaining contractual life of 5.4 years and an aggregate intrinsic value of $7.6 million.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Share-Based Compensation (Continued)

        The significant ranges of outstanding and exercisable options for equity share-based payment awards at December 31, 2008 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)	(Years)		(in thousands)
$ 1.80 - $ 5.60	534	$4.29	534	$4.29
$ 6.10 - $10.08	506	$8.65	498	$8.63
$10.22 - $10.58	821	$10.48	621	$10.50
$10.60 - $11.58	517	$11.06	409	$10.95
$11.66 - $13.16	706	$12.72	592	$12.80
$13.33 - $17.95	509	$16.02	104	$15.13
$18.30 - $20.95	545	$20.58	278	$20.53
$21.07 - $26.25	409	$22.76	199	$22.65
$26.99 - $26.99	44	$26.99	9	$26.99
$29.16 - $29.16	120	$29.16	38	$29.16

$ 1.80 - $29.16	4,711	$13.45	3,282	$11.67

        As of December 31, 2008, $10.8 million of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.5 years. The weighted average fair value of options granted was $7.69, $12.07 and $6.49 during 2008, 2007 and 2006, respectively. The intrinsic value of options exercised during 2008, 2007 and 2006 was $4.5 million and $19.9 million and $13.7 million, respectively. The total fair value of shares vested during 2008, 2007 and 2006 was $7.6 million, $8.2 million and $7.7 million, respectively.

Restricted Stock and Restricted Stock Units

        A summary of activity of restricted stock granted under the 1999 Plan as of December 31, 2008 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2005	—	$—
Granted	17	18.85

Nonvested at December 31, 2006	17	18.85
Granted	15	22.71
Vested	(18)	19.06

Nonvested at December 31, 2007	14	22.63
Granted	41	11.91
Vested	(14)	22.63

Nonvested at December 31, 2008	41	$11.91

        The fair value of restricted stock under the 1999 Plan is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Share-Based Compensation (Continued)

restricted stock grants vested in 2008 and 2007 was $0.2 million and $0.4 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.5 million and is expected to be recognized over a weighted average period of 0.3 years.

        A summary of activity of restricted stock units granted under the 1999 Plan as of December 31, 2008 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2005	—	$—
Granted	15	19.91

Nonvested at December 31, 2006	15	19.91
Granted	199	24.18
Vested	(24)	20.79
Forfeited	(10)	23.06

Nonvested at December 31, 2007	180	24.35
Granted	159	17.24
Vested	(66)	21.94
Forfeited	(37)	25.11

Nonvested at December 31, 2008	236	$20.11

        The fair value of RSUs under the 1999 plan is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2008 and 2007 was $1.5 million and $0.6 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2008 is $4.8 million over a weighted-average period of 3.0 years.

Employee Stock Purchase Plan

        As of December 31, 2008, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.9 million and is expected to be recognized over a weighted average period of 0.6 years.

Note 17. Facilities Closure

        On May 13, 2008, we announced plans to relocate our mobile cart manufacturing from Elgin, South Carolina to subcontract suppliers and our existing facility in Livermore, California. The consolidation of mobile cart manufacturing services in near proximity to our other manufacturing and development facilities supports our strategy to integrate medication management system technology with mobile cart technology. We incurred a $0.4 million one-time charge related to the termination of the lease for our facility in Elgin, South Carolina for the year ended December 31, 2008. We incurred expenses of $0.7 million in connection with facility closure for the year ended December 31, 2008.

Note 18. Subsequent Event

        In January 2009, we announced a strategic initiative to place additional focus on driving sales through increased customer satisfaction. As a result, we reorganized our personnel and financial resources, which included reducing our full-time employee headcount by approximately 100 employees.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowances Deducted from Assets:	Balance at beginning of year	Additions charged to costs and expenses	Charged to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the Year Ended December 31, 2008
Accounts receivable(1)	$1,534	$516			$(513)	Write-off	$1,537
Non-current investment in sales-type leases(1)	362				(27)	Recovery	335

Total allowances deducted from assets	$1,896	$516			$(540)		$1,872

For the Year Ended December 31, 2007
Accounts receivable(1)	$1,533	$542	$(244)	Recovery	$(297)	Write-off	$1,534
Non-current investment in sales-type leases(1)	290	72					362

Total allowances deducted from assets	$1,823	$614	$(244)		$(297)		$1,896

For the Year Ended December 31, 2006
Accounts receivable(1)	$689	$1,051			$(207)	Write-off	$1,533
Non-current investment in sales-type leases(1)		290					290

Total allowances deducted from assets	$689	$1,341			$(207)		$1,823

(1)
for doubtful accounts

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date: February 23, 2009	By:	/s/ ROBIN G. SEIM Robin G. Seim Vice President of Finance and Chief Financial Officer

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

Signature	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 23, 2009
/s/ ROBIN G. SEIM Robin G. Seim	Vice President of Finance, Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2009
/s/ MARY E. FOLEY Mary E. Foley	Director	February 23, 2009
/s/ JAMES T. JUDSON James T. Judson	Director	February 23, 2009

S-1

Signature	Title	Date

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	February 23, 2009
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	February 23, 2009
/s/ GARY S. PETERSMEYER Gary S. Petersmeyer	Director	February 23, 2009
/s/ DONALD C. WEGMILLER Donald C. Wegmiller	Director	February 23, 2009
/s/ SARA J. WHITE Sara J. White	Director	February 23, 2009
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	February 23, 2009

S-2

INDEX TO EXHIBITS

Exhibit No.		Description
2.1	(1)	Stock Purchase Agreement, dated November 29, 2007, by and among Omnicell, Inc., Rioux Vision, Inc. and Shawn Rioux.
3.1	(2)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	(4)	Bylaws of Omnicell, Inc., as amended.
4.1	(2)	Form of Common Stock Certificate.
4.2	(5)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1	(2)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.2	(2)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.3	(2)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.4	(2)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.5	(2)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.6	(2)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.7	(2)	Form of Director and Officer Indemnity Agreement.
*10.8	(2)	1992 Equity Incentive Plan, as amended.
*10.9	(2)	1995 Management Stock Option Plan.
*10.10	(2)	1997 Employee Stock Purchase Plan, as amended.
*10.11	(6)	1999 Equity Incentive Plan, as amended.
*10.11A	(7)	Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 1999 Equity Incentive Plan, as amended.
*10.11B	(7)	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 1999 Equity Incentive Plan, as amended.
10.12	(2)†	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.13	(8)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
*10.14	(6)	2003 Equity Incentive Plan.
*10.15	(9)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.

Exhibit No.		Description
10.16	(9)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
*10.17	(6)	2004 Equity Incentive Plan.
10.18	(10)†	Master Lease/Loan Purchase Program Agreement, dated as of February 28, 2005, between Omnicell and De Lage Landen Financial Services, Inc. as amended March 11, 2006.
*10.19A	(11)	2008 Omnicell Quarterly Executive Bonus Plan.
*10.19B		Addendum to the 2008 Quarterly Executive Bonus Plan.
*10.20	(12)	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim.
*10.21	(11)	Executive Officer Compensation.
*10.22	(13)	Form of Change of Control Agreement.
*10.23	(14)	Employment Agreement, dated March 6, 2006, between Omnicell and Renee M. Luhr.
10.24	(15)	Master Lease/Loan Purchase Program Agreement, dated as of April 3, 2006, between Omnicell and General Electric Capital Corporation.
*10.25	(16)	Compensation Arrangement for Non-Employee Directors.
*10.27	(17)	Amended and Restated Severance Benefit Plan.
10.28	(4)	Real Property Lease, effective June 29, 2007, between Omnicell and Britannia Hacienda VIII LLC.
*10.29		Employment Agreement dated October 17, 2008, between Omnicell and Nhat H. Ngo.
*10.30		Separation Agreement and General Release, effective February 15, 2009 between Omnicell and Renee M. Luhr.
*10.31		Employment Agreement dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney. Reference is made to the signature page to this report.
31.1		Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
31.2		Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
32.1	**	Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

(7)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 17, 2008 and incorporated herein by reference.

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

(11)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 12, 2008 and incorporated herein by reference.

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