Form 10-Q
period 2009-03-31
OMNICELL, Inc
filed 2009-05-08
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 1, 2009 was 31,580,714.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$118,853	$120,439
Accounts receivable, net	60,779	56,472
Inventories	10,834	12,957
Prepaid expenses	9,439	9,310
Deferred tax assets	14,871	14,871
Other current assets	10,636	10,938
Total current assets	225,412	224,987
Property and equipment, net	15,929	16,180
Non-current net investment in sales-type leases	9,795	10,896
Goodwill	24,982	24,982
Other intangible assets	6,142	6,706
Non-current deferred tax assets	15,650	15,889
Other assets	9,207	8,902
Total assets	$307,117	$308,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,888	$9,377
Accrued compensation	7,683	8,889
Accrued liabilities	11,184	10,187
Deferred service revenue	12,291	12,084
Obligation resulting from sale of receivables	129	170
Deferred gross profit	11,652	16,648
Total current liabilities	54,827	57,355
Long-term deferred service revenue	15,593	16,782
Other long-term liabilities	801	848
Total liabilities	71,221	74,985
Stockholders’ equity:
Total stockholders’ equity	235,896	233,557
Total liabilities and stockholders’ equity	$307,117	$308,542

(1)  Information derived from our December 31, 2008 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product revenues	$42,295	$52,415
Services and other revenues	9,909	9,675
Total revenues	52,204	62,090

Cost of revenues:
Cost of product revenues	20,280	23,970
Cost of services and other revenues	6,895	5,776
Restructuring charges	1,209	—
Total cost of revenues	28,384	29,746

Gross profit	23,820	32,344
Operating expenses:
Research and development	3,977	4,276
Selling, general and administrative	21,499	23,207
Restructuring charges	1,315	—
Total operating expenses	26,791	27,483
Income (loss) from operations	(2,971)	4,861
Interest and other income (expense) , net	182	1,410
Income (loss) before provision for (benefit from) income taxes	(2,789)	6,271
Provision for (benefit from) income taxes	(918)	2,538
Net income (loss)	$(1,871)	$3,733

Net income (loss) per share-basic	$(0.06)	$0.11
Net income (loss) per share-diluted	$(0.06)	$0.10

Weighted average shares outstanding:
Basic	31,453	34,193
Diluted	31,453	35,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,871)	$3,733
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,473	2,119
Provision for receivable allowance	52	172
Loss on sale of property and equipment	19	—
Share-based compensation expense	2,484	3,067
Provision for excess and obsolete inventories	1,636	216
Deferred income taxes	240	2,505
Excess tax benefits from employee stock plans	(4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,377)	(7,455)
Inventories	475	(1,803)
Prepaid expenses	(129)	992
Other current assets	327	156
Net investment in sales-type leases	1,054	(586)
Other assets	(962)	(290)
Accounts payable	2,511	3,639
Accrued compensation	(1,205)	(1,527)
Accrued liabilities	997	(986)
Deferred service revenue	(404)	2,260
Deferred gross profit	(4,996)	4,831
Other long-term liabilities	(47)	(48)
Net cash provided by (used in) operating activities	(1,727)	10,995

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(43)	(23)
Purchases of property and equipment	(1,545)	(2,367)
Net cash used in investing activities	(1,588)	(2,390)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	1,729	4,225
Repurchases of treasury stock, net	—	(40,064)
Net cash provided by (used in) financing activities	1,729	(35,839)

Net decrease in cash and cash equivalents	(1,586)	(27,234)
Cash and cash equivalents at beginning of period	120,439	169,812
Cash and cash equivalents at end of period	$118,853	$142,578

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

Basis of Presentation.    These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009, or for any future period.

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

Reclassifications.  Certain reclassifications have been made to prior year reported accounts receivable, other current assets and accrued liabilities in the condensed consolidated balance sheet to conform with the current year balance sheet presentation. Certain prior period amounts in our unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation. Amounts reclassified include accrued liabilities and acquisition of privately held company, net of cash acquired.

Fair value of financial instrument.  Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, on a prospective basis for our financial assets and liabilities recognized at fair value on a recurring basis using the fair value hierarchy established in SFAS No. 157.

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

At March 31, 2009 and December 31, 2008, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available. We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

Sales of accounts receivable.  We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as “true sales” in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the three months ended March 31, 2009 and 2008, we transferred non-recourse accounts receivable totaling $7.9 million and $22.9 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At March 31, 2009 and December 31, 2008, accounts receivable included $2.8 million and $4.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable. Due to the nature of the recourse clauses in certain sales arrangements, we recorded $0.1 million and $0.2 million as of March 31, 2009 and December 31, 2008, respectively, as receivables subject to a sales agreement and obligation resulting from sale of receivables.

Dependence on suppliers.  We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months’ notice.  Purchases from these suppliers for the three months ended March 31, 2009 and 2008 were approximately $6.7 million and $6.9 million, respectively.

Income Taxes.  For the three months ended March 31, 2009 we recorded an income tax benefit of $0.9 million as compared with income tax expense of $2.5 million for the same period in 2008.  The effective tax rate benefit for the three months ended March 31, 2009 was 32.9%, as compared to an effective tax rate of 40.5% for the same period in 2008.  The income tax benefit recorded for the three months ended March 31, 2009 is a result of the book loss recorded for the three months ended March 31, 2009 partially offset by the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.   As of March 31, 2009 and 2008, the estimated annual effective tax rates before discrete items were 41.1% and 42.6%. The estimated annual effective rates for both periods differ from the statutory rate of 35.0% due to the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), state income taxes and research and development credits.

In February 2009, California enacted a law change which allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have re-measured our deferred tax assets, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Other comprehensive income (loss).  Other comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2009 and 2008.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2009 and 2008, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are evaluating these Staff Positions, but do not currently expect them to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in SFAS No. 141(R), “Business Combinations” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 will have an impact on our consolidated financial statements unless and until we complete a business combination.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock include the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the three months ended March 31, 2009 and 2008 were 4,716,239 and 1,308,815, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic:
Net income (loss)	$(1,871)	$3,733
Weighted average shares outstanding-basic	31,453	34,193
Net income (loss) per share-basic	$(0.06)	$0.11

Diluted:
Net income (loss)	$(1,871)	$3,733
Weighted average shares outstanding-basic	31,453	34,193
Add: Dilutive effect of employee stock plans	—	1,389
Weighted average shares outstanding-diluted	31,453	35,582
Net income (loss) per share-diluted	$(0.06)	$0.10

Note 3. Stockholders’ Equity

Treasury Stock

During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases are based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through March 31, 2009, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through a combination of open market purchases and pursuant to a 10b5-1 trading plan.

During the three months ended March 31, 2009, we did not repurchase any shares through the stock repurchase programs.  For the three months ended March 31, 2008, we repurchased 2,133,898 shares at an average cost of $18.75.  As of March 31, 2009, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.  Additionally, for the three months ended March 31, 2009, we repurchased 4,138 shares from employees who tendered shares to satisfy tax withholding obligations on the vesting of restricted stock units. For the three months ended March 31, 2008, no shares were repurchased from employees who tendered shares to satisfy tax withholding obligation on the vesting of restricted stock units.

Note 4. Stock Option Plans and Share-Based Compensation

Stock Option Plans

As of March 31, 2009, we had three active stock option plans including the 1999 Equity Incentive Plan, or 1999 Plan, the 2003 Equity Incentive Plan, or 2003 Plan, and the 2004 Equity Incentive Plan, or 2004 Plan, and collectively, the Plans.  At March 31, 2009, total shares of common stock reserved for future issuance were 2,210,481 shares under the 1999 Plan, 111,495 shares under the 2003 Plan, and 200,000 shares under the 2004 Plan, for total shares available for grant under the Plans of 2,521,976 shares.  At March 31, 2009, $7.3 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.8 years.

A summary of option activity under the Plans for the three months ended March 31, 2009 is presented below:

		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2008	4,711	$13.45
Granted	464	$7.95
Exercised	(14)	$5.43
Forfeited	(146)	$16.64
Expired	(36)	$12.50
Outstanding at March 31, 2009	4,979	$12.87
Exercisable at March 31, 2009	3,436	$11.99

In March 2009, our Board approved the 2009 Equity Incentive Plan, subject to stockholder approval at the Company’s 2009 Annual Meeting to be held on May 19, 2009, which, if approved, will be the successor to and continuation of the 1999 Plan, 2003 Plan and 2004 Plan. All outstanding stock awards granted under the Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Plans but no additional awards will be granted under any of the Plans after May 19, 2009, if the proposal to adopt the 2009 Equity Incentive Plan is approved.

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our 1999 Plan is the product of the number of shares granted and the grant date fair value of our common stock as calculated pursuant to the terms of the 1999 Plan.  Our unrecognized compensation cost related to nonvested restricted stock at March 31, 2009 is approximately $0.5 million and is expected to be recognized over a weighted average period of 0.1 years. Expected future compensation expense relating to RSUs outstanding on March 31, 2009 is $4.7 million over a weighted-average period of 3.0 years.  A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2009 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted - Average		Weighted - Average
		Grant Date		Grant Date
	Number of Shares	Fair Value Per Share	Number of Shares	Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2008	41	$11.91	236	$20.11
Granted	—	$—	81	$8.00
Vested	—	$—	(10)	$25.41
Forfeited	—	$—	(23)	$18.85
Non-vested, March 31, 2009	41	$11.91	284	$16.59

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2009, 2,331,555 shares had been issued under the ESPP. As of March 31, 2009, there were a total of 377,574 shares reserved for future issuance under the ESPP.  During the three months ended March 31, 2009, 215,698 shares of common stock were purchased under the ESPP.

In March 2009, the Board approved an amendment to the ESPP, subject to stockholder approval at the Company’s 2009 Annual Meeting to be held on May 19, 2009, to, among other things, increase the number of shares of common stock authorized for purchase to an aggregate total of 3,000,000 shares.

Share-based Compensation

We have adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” or SFAS No. 123(R), for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to the Plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with SFAS No. 123(R).

The impact on our results for share-based compensation for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of product and services	$379	$510
Research and development	266	312
Selling, general and administrative	1,839	2,245
Total share-based compensation expense	$2,484	3,067

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$7,462	$7,714
Work in process	21	—
Finished goods	3,351	5,243
Total	$10,834	$12,957

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Net minimum lease payments to be received	$16,549	$17,899
Less unearned interest income portion	2,261	2,575
Net investment in sales-type leases	14,288	15,324
Less current portion(1)	4,493	4,428
Non-current net investment in sales-type leases(2)	$9,795	$10,896

The minimum lease payments under sales-type leases as of March 31, 2009 are as follows (in thousands):

2009 (remaining amount)	$4,274
2010	5,354
2011	4,026
2012	2,276
2013	605
Thereafter	14
Total	$16,549

(1)	A component of other current assets.
(2)	Net of allowance for doubtful accounts of $0.3 million as of March 31, 2009 and $0.3 million as of December 31, 2008.

Note 7. Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.  Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Indefinite-lived intangible:
Trade name	$231	$—	$231	$231	$—	$231	Indefinite
Finite-lived intangibles:
Customer base	3,184	723	2,461	3,184	631	2,553	5-8 years
Service contracts	268	268	—	268	268	—	5 years
Acquired technology	9,364	6,718	2,646	9,364	6,295	3,069	3-6 years
Patents	388	67	321	345	63	282	17 years
Trade name	220	144	76	220	116	104	2 years
Non-compete	720	313	407	720	253	467	3 years
Backlog	10	10	—	10	10	—	1 year
Total finite-lived intangibles	14,154	8,243	5,911	14,111	7,636	6,475
Total other intangible assets	14,385	8,243	6,142	14,342	7,636	6,706
Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite
Net other intangibles & goodwill	$39,367	$8,243	$31,124	$39,324	$7,636	$31,688

Amortization expense totaled $0.6 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at March 31, 2009 is as follows (in thousands):

2009 (remaining amount)	$1,709
2010	2,077
2011	373
2012	373
2013	373
Thereafter	1,006
Total	$5,911

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$20,268	$24,576
Cost of sales, excluding installation costs	(8,616)	(7,928)
Deferred gross profit	$11,652	$16,648

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Pre-acquisition contingency	$5,570	$6,107
Accrued Group Purchasing Organization (GPO) fees	1,366	1,753
Advance payments from customers	1,182	47
Product quality accrual	592	944
Deferred rent	875	756
Taxes payable	761	333
Accrued professional fees	799	195
Other	39	52
Total	$11,184	$10,187

Note 10. Commitments

The following table summarizes our contractual obligations at March 31, 2009 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$10,671	$3,495	$6,418	$758	$—
Commitments to contract manufacturers and suppliers(2)	3,325	3,325	—	—	—
Total	$13,996	$6,820	$6,418	$758	$—

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

Note 11. Legal Proceedings

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

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In relation to this lawsuit and in accordance with SFAS No. 141, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of March 31, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows

On March 4, 2009, we filed, but did not serve, a complaint against Flo entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter partes reexamination 95/000,251 of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office (the “Reexamination”), which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination.

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the Stock Purchase Agreement, as well as with respect to an adjustment of the final working capital of Rioux Vision. The arbitration took place on April 8, 2009.  The parties are currently awaiting a decision by the arbitrator.

Note 12. Restructuring

During the first quarter of 2009, we instituted a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with the reduced sales and installations volume.  The restructuring plan accounted for a reduction in 103 employees, which was partially offset by hiring for newly created positions during the quarter.  Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. We recorded a charge of $2.5 million in the first quarter of 2009 in connection with the restructuring.  We do not expect to incur any additional charges associated with this restructuring beyond the first quarter of 2009 and we expect to pay substantially all of the accrued severance costs by the end of 2009.

A summary of the restructuring activity during the three months ended March 31, 2009 are as follows (in thousands):

Severance
Costs
Balance of accrual as of December 31, 2008	$—
Charges	2,524
Payments	(1,945)
Balance of accrual as of March 31, 2009	$579

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our medication dispensing and supply automation systems primarily in the United States.  Substantially all of our revenue is generated in the United States.  However, we have seen an increase in our revenue from our international operations and we expect such revenue from our international operations to increase in future periods as we continue to grow our international business. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, and South America.  We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our profit performance based on company-wide, consolidated results.  In general, we recognize revenue when our systems are installed. Installation generally takes place two weeks to nine months after our systems are ordered for all our products except Mobile Carts. Installation of Mobile Carts takes place one to three months after the order is received. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

Operating Environment During the Three Months Ended March 31, 2009

Our business has experienced a decline in revenue year over year caused by general economic conditions driving a decline in our customers demand for and their ability to purchase new automation solutions.  Revenue declined 15.9% from $62.1 million during the three months ended March 31, 2008 to $52.2 million during the three months ended March 31, 2009.  Notwithstanding our recent revenue decline, we believe our solutions remain attractive relative to our competition.  In particular:

•                  We continue to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•                  We deliver industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists; and

•                  Our solutions provide patient safety levels that are demanded in today’s medical facilities by both regulatory agencies and patients.

During the first quarter of 2009, we instituted a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with the reduced sales and installations volume.  The restructuring plan accounted for a reduction of 103 employees, which was partially offset by hiring for newly created positions during the quarter.  Net cash used in operating activities totaled $1.7 million during the three months ended March 31, 2009.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross margin declined to 45.6% for the quarter ended March 31, 2009 as compared to 52.1% for the quarter ended March 31, 2008, primarily due to the absorption of fixed costs over a smaller revenue base, declines in our service margins and one time restructuring charges.  We believe that our gross margins will continue to fluctuate based on the mix of products sold and the related costs and changes in sales and installation headcount compared to our revenue level.

We maintain a development staff with expertise in hospital logistics and computerized automated solutions which allows us to regularly deliver new innovations to the market.  In 2008 we began shipping our SinglePointe solution, which allows pharmacists to automate the distribution of specially handled medications and present market opportunities to reduce errors and provide a more efficient workflow for clinicians.  During the first quarter of 2009, we introduced the Omnicell Tissue Center system which enables surgical personnel to keep tissue specimens secure, including procurement, processing and preserving of the tissue and also to maintain detailed history records.  We believe these new products coupled with enhancements to products we intend to deliver in 2009, along with other patient safety and clinical workflow solutions, will continue to differentiate us in the marketplace.

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

•                  Inventory;

•                  Valuation of share-based awards; and

•                  Accounting for income taxes.

During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Recent Issued and Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. We are currently evaluating these Staff Positions but do not currently expect them to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect FSP FAS 141(R)-1 will have an impact on our consolidated financial statements unless and until we complete a business combination.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue
	(in thousands, except for percentages)
Revenues:
Product revenues	$42,295	81.0%	$52,415	84.4%
Services and other revenues	9,909	19.0%	9,675	15.6%
Total revenues	52,204	100.0%	62,090	100.0%

Cost of revenues:
Cost of product revenues	20,280	38.9%	23,970	38.6%
Cost of services and other revenues	6,895	13.2%	5,776	9.3%
Restructuring charges	1,209	2.3%	—	—%
Total cost of revenues	28,384	54.4%	29,746	47.9%

Gross profit	23,820	45.6%	32,344	52.1%
Operating expenses:
Research and development	3,977	7.6%	4,276	6.9%
Selling, general and administrative	21,499	41.2%	23,207	37.4%
Restructuring charges	1,315	2.5%	—	—%
Total operating expenses	26,791	51.3%	27,483	44.3%
Income (loss) from operations	(2,971)	(5.7)%	4,861	7.8%
Interest and other income (expense), net	182	0.3%	1,410	2.3%
Income (loss) before provision for (benefit from) income taxes	(2,789)	(5.4)%	6,271	10.1%
Provision for (benefit from) income taxes	(918)	(1.8)%	2,538	4.1%
Net income (loss)	$(1,871)	(3.6)%	$3,733	6.0%

Product Revenues, Cost of Product Revenues, Restructuring Charges and Gross Profit

The table below shows our product revenues, cost of product revenues, restructuring charges and gross profit for the three months ended March 31, 2009 and 2008 and the percentage change between those quarters:

	Three Months Ended March 31,
	2009	2008	% Change
	(in thousands, except for percentages)
Product revenues	$42,295	$52,415	(19.3)%
Cost of product revenues	20,280	23,970	(15.4)%
Restructuring charges	1,008	—	—%
Gross profit	$21,007	$28,445	(26.1)%

Product revenues decreased $10.1 million, or 19.3% in the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in product revenue was due to a decrease in the number of installations of medication and supply automation systems and pharmacy central products. This decrease in product volume year over year reflects the current global economic downturn and the consequent capital investment constraints and longer sales cycle by our customers.

Cost of product revenues decreased by $3.7 million, or 15.4% in the three months ended March 31, 2009 as compared to the same period in 2008.  The decrease was primarily due to the reduction in product revenue resulting in a $3.6 million decrease in direct material cost and a decrease in our spending of $0.1 million, excluding restructuring charges.

Restructuring charges of $1.0 million were recorded to cost of product revenue relating to our work force reduction during the first quarter of 2009.  Costs recorded related primarily to severance pay, continuation of benefits and outplacement services. As part of the restructuring we reduced headcount by 50 employees in predominately manufacturing and field operations departments.

Gross profit on product revenue decreased by $7.4 million, or 26.1% in the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in gross profit on product revenue for the three months ended March 31, 2009 was primarily a result of lower product revenues, higher absorption of fixed costs and restructuring charges related to our work force reduction.

Service and Other Revenues, Cost of Service and Other Revenues, Restructuring Charges and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues, restructuring charges and gross profit for the three months ended March 31, 2009 and 2008 and the percentage change between those quarters:

	Three Months Ended March 31,
	2009	2008	% Change
	(in thousands, except for percentages)
Service and other revenues	$9,909	$9,675	2.4%
Cost of service and other revenues	6,895	5,776	19.4%
Restructuring charges	201	—	—%
Gross profit	$2,813	$3,899	(27.9)%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, installation of selected product lines, training and professional services.  Service and other revenues increased by $0.2 million, or 2.4% in the three months ended March 31, 2009 as compared to the same period in 2008.  The modest increase in service and other revenues was primarily the result of the normal increase in service contract revenue from new installations, offset primarily by the expiration of service contracts related to end of life products.

Cost of service and other revenues increased by $1.1 million, or 19.4% in the three months ended March 31, 2009 as compared to the same period in 2008.  The increase was primarily due to $0.5 million increase in material costs and a $0.6 million increase in labor and support costs.

Restructuring charges of $0.2 million were recorded to cost of service revenue relating to our work force reduction during the first quarter of 2009.  As part of the restructuring we reduced headcount by 10 employees in field, customer and technical service departments. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on service and other revenues decreased by $1.1 million, or 27.9% in the three months ended March 31, 2009 as compared to the same period in 2008.  The decrease in gross profit on service and other revenues was a combination of the modest increase in revenue, which was affected by the non-renewal of service contracts for end of life products, as well as certain non-recurring revenue adjustments, offset by investments in service infrastructure, the higher consumption of material costs and $0.2 million in restructuring charges.  We expect our gross profit on service and other revenues to gradually increase in 2009 as our cost structure is aligned to our current revenue levels.

Operating Expenses

	Three Months Ended March 31,
	2009	2008	% Change
	(in thousands, except for percentages)
Research and development	$3,977	$4,276	(7.0)%
Selling, general and administrative	21,499	23,207	(7.4)%
Restructuring charges	1,315	—	—%
Total operating expenses	$26,791	$27,483	(2.5)%

Research and Development. Research and development expenses decreased by $0.3 million, or 7.0% in the three months ended March 31, 2009 as compared to the same period in 2008.  Research and development expenses represented 7.6% and 6.9% of total revenues in the three months ended March 31, 2009 and 2008, respectively.  The decrease was due primarily to $0.6 million increase in capitalization of software development spending, offset by $0.4 million increased support costs.

We expect research and development expenses to remain at the current percent of revenue or increase slightly based on our revenue level and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.7 million, or 7.4% in the three months ended March 31, 2009 as compared to the same period in 2008.  Selling, general and administrative expenses represented 41.2% and 37.4% of total revenues in the three months ended March 31, 2009 and 2008, respectively. The decrease was due primarily to $0.7 million decrease in group purchasing organization fees from lower sales volume, $0.4 million in lower headcount related costs after the reduction in force and $0.4 million in lower support costs.

We expect selling, general and administrative expenses to stabilize in absolute dollars as we believe that we have aligned our cost structure to the current economic and market environments.

Restructuring charges. In the first quarter of 2009, we recorded $1.3 million related to our work force reduction. As part of this restructuring, we reduced our headcount by 12 employees in research and development, and 31 employees in selling, general and administrative positions. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Provision for Income Taxes

For the three months ended March 31, 2009 we recorded an income tax benefit of $0.9 million as compared with income tax expense of $2.5 million for the same period in 2008.  The effective tax rate benefit for the three months ended March 31, 2009 was 32.9%, as compared to an effective tax rate of 40.5% for the same period in 2008.  The income tax benefit recorded for the three months ended March 31, 2009 is a result of the book loss recorded for the three months ended March 31, 2009 partially offset by the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.   As of March 31, 2009 and 2008, the estimated annual effective tax rates before discrete items were 41.1% and 42.6%. The estimated annual effective rates for both periods differ from the statutory rate of 35.0% due to the impact of certain non-deductible stock compensation charges under SFAS No. 123(R), state income taxes and research and development credits.

In February 2009, California enacted a law change which allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we have re-measured our deferred tax assets, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $118.9 million at March 31, 2009, as compared to $120.4 million at December 31, 2008.  All of our cash is in low risk short term money market funds or demand deposits.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

Operating activities used $1.7 million of cash during the three months ended March 31, 2009, as compared to generating $11.0 million for the three months ended March 31, 2008.  There were two primary contributors to the decrease in cash from operations: first, our billings were lower as a result of decreased shipments during the quarter; and second, delayed first quarter billings during the implementation of our new enterprise accounting system, which also resulted in lower cash collections occurring in the quarter. Such billing delays are not expected to be a factor in future quarters.

We used $1.6 million of cash for investing activities during the three months ended March 31, 2009, a decrease compared to $2.4 million for the three months ended March 31, 2008.  The decrease was primarily due to lower spending to support our information technology infrastructure since the implementation of our new enterprise accounting system is substantially complete.

Cash generated in financing activities was $1.7 million during the three months ended March 31, 2009, as compared to $35.8 million in cash used during the three months ended March 31, 2008.  The cash generated was from exercises of stock options and sales of our common stock under our ESPP.  The net cash used in the corresponding period during 2008 was primarily for the repurchase of shares of our common stock with an aggregate value of $40.0 million, plus brokerage fees.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2009.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition.

On March 4, 2009, we filed, but did not serve, a complaint against Flo entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter partes reexamination 95/000,251 of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office (the “Reexamination”), which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the Stock Purchase Agreement, as well as with respect to an adjustment of the final working capital of Rioux Vision. The arbitration took place on April 8, 2009.  The parties are currently awaiting a decision by the arbitrator.

Item 1A.           RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline.  We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 24, 2009.

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Cerner Corporation, Emerson Electronic Co. and Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Artromick International, Inc., and Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc).

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

The medication management and supply chain solutions market is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. As a result, our position in the medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could decrease.

Unfavorable economic and market conditions and a lessening demand in the capital equipment and information system markets could adversely affect our operating results.

Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions, foreign exchange fluctuations, as well as a lessening demand in the capital equipment and information system markets. Customer demand for our products is intrinsically linked to the strength of the economy. A reduction in demand for capital equipment and information systems caused by weak and/or deteriorating economic conditions and decreases in corporate and government spending, deferral or delay of capital equipment and information system projects, longer time frames for capital equipment and information system purchasing decisions and generally reduced expenditures for capital and information systems solutions will result in decreased revenues and lower revenue growth rates for us and our operating results could be materially and adversely affected.

Due to the tightening credit market and lack of available credit opportunities, some of our customers may experience more difficulty in securing funds to purchase our products, which could adversely affect the demand for our products.

Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders. The deterioration in the general economic climate and in the credit market could make it more difficult for our customers to secure financing on large capital equipment transactions such as ours. To the extent the tightening in the credit market results in difficulty for our customers in financing purchases or leases of our products, demand for our products could decline.

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

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems. As a result, the purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse affect upon our operating results and could harm our business.

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

We replaced our enterprise-level business information system with a new enterprise resource planning system in January 2009. This conversion resulted in changes to the tools we use to take orders, procure materials, manage inventories, schedule production, remit billings, collect cash, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that we will not see the expected benefit from the implementation of this new system in accordance with its anticipated timeline and will incur additional costs. The implementation could result in operating inefficiencies and financial reporting delays, and the implementation could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.

We have experienced substantial changes in our revenue levels and we can not be sure that we will be able to manage any future changes in revenue levels.*

Our revenue declined by 15.9% in the quarter ended March 31, 2009 compared to the same period in 2008. Our revenues grew by 18.2% and 37.7% in fiscal 2008 and 2007. Current macroeconomic and general market conditions have contributed to a decline in our revenue recently. Our ability to manage rapid reductions in our revenue and achieve or sustain profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue rapidly increases, we may not be able to manage this growth effectively. Management of future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our expense control is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our assumptions regarding our reorganization of personnel and financial resources, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with a reduction in our revenue, which could harm our results of operations and financial position.

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

•                  our customers’ budget cycles;

•                  changes in our operating expenses and our ability to stabilize expenses;

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the three months ended March 31, 2009, our common stock traded between $6.25 and $12.97 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.

We frequently grant stock options to our employees. At March 31, 2009, we had options outstanding to purchase approximately 5.0 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of March 31, 2009, the balance of our unsold leases to U.S. government customers was $16.3 million.

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

Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. In addition, in connection with our 2007 acquisition of Rioux Vision, Inc., we have taken on the defense of a lawsuit filed against Rioux Vision that claims that certain mobile carts designed and sold by Rioux Vision infringe a patent owned by Flo Healthcare Solutions, LLC. In connection with those proceedings, in December of 2008, Flo Healthcare Solutions, LLC filed a lawsuit against Omnicell alleging infringement of the same patent by the same carts from Rioux Vision that Omnicell markets. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

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

We intend to continue to expend substantial funds for research and development activities, product development, sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.

Catastrophic events may disrupt our business and harm our operating results.

We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event.  Further, many of these systems are housed or supported in or around our corporate headquarters located in California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place.  Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(5)	2009 Omnicell Quarterly Executive Bonus Plan.
10.21(6)	Executive Officer Compensation.
10.30(7)	Separation Agreement and General Release, effective February 15, 2009 between Omnicell and Renee M. Luhr.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 9, 2009, and incorporated herein by reference.

(6)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on March 10, 2009, and incorporated herein by reference. Reference is made to Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(7)

Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-33043), originally filed with the Securities and Exchange Commission on February 24, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 8, 2009
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.19(5)	2009 Omnicell Quarterly Executive Bonus Plan.
10.21(6)	Executive Officer Compensation.
10.30(7)	Separation Agreement and General Release, effective February 15, 2009 between Omnicell and Renee M. Luhr.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 9, 2009, and incorporated herein by reference.

(6)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on March 10, 2009, and incorporated herein by reference. Reference is made to Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(7)

Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 000-33043), originally filed with the Securities and Exchange Commission on February 24, 2009, and incorporated herein by reference.