Form 10-Q
period 2009-06-30
OMNICELL, Inc
filed 2009-08-05
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 3, 2009 was 31,656,539.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$126,426	$120,439
Accounts receivable, net	67,655	56,472
Inventories	9,624	12,957
Prepaid expenses	9,787	9,310
Deferred tax assets	14,871	14,871
Other current assets	7,040	10,938
Total current assets	235,403	224,987
Property and equipment, net	14,326	16,180
Non-current net investment in sales-type leases	9,531	10,896
Goodwill	24,982	24,982
Other intangible assets	5,362	6,706
Non-current deferred tax assets	15,704	15,889
Other assets	9,298	8,902
Total assets	$314,606	$308,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,584	$9,377
Accrued compensation	8,574	8,889
Accrued liabilities	14,336	10,357
Deferred service revenue	12,830	12,084
Deferred gross profit	12,334	16,648
Total current liabilities	58,658	57,355
Long-term deferred service revenue	15,971	16,782
Other long-term liabilities	776	848
Total liabilities	75,405	74,985
Stockholders’ equity:
Total stockholders’ equity	239,201	233,557
Total liabilities and stockholders’ equity	$314,606	$308,542

(1)  Information derived from our December 31, 2008 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product revenues	$41,983	$52,870	$84,278	$105,286
Services and other revenues	10,660	10,504	20,569	20,179
Total revenues	52,643	63,374	104,847	125,465
Cost of revenues:
Cost of product revenues	19,175	24,349	39,455	48,319
Cost of services and other revenues	6,539	6,665	13,434	12,440
Restructuring charges	—	—	1,209	—
Total cost of revenues	25,714	31,014	54,098	60,759
Gross profit	26,929	32,360	50,749	64,706
Operating expenses:
Research and development	4,574	4,978	8,551	9,255
Selling, general and administrative	21,038	22,878	42,537	46,085
Restructuring charges	—	—	1,315	—
Total operating expenses	25,612	27,856	52,403	55,340
Income (loss) from operations	1,317	4,504	(1,654)	9,366
Interest and other income, net of other expense	194	722	376	2,131
Income (loss) before provision for (benefit from) income taxes	1,511	5,226	(1,278)	11,497
Provision for (benefit from) income taxes	607	2,473	(311)	5,011
Net income (loss)	$904	$2,753	$(967)	$6,486

Net income (loss) per share-basic	$0.03	$0.09	$(0.03)	$0.20
Net income (loss) per share-diluted	$0.03	$0.08	$(0.03)	$0.19

Weighted average shares outstanding:
Basic	31,578	31,716	31,516	32,954
Diluted	31,961	32,549	31,516	34,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(967)	$6,486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,874	4,484
Provision for receivable allowance	146	133
Loss on disposal of property and equipment	20	—
Loss on impairment of intangible assets	231	—
Share-based compensation expense	4,858	6,000
Provision for excess and obsolete inventories	2,287	527
Deferred income taxes	185	2,607
Excess tax benefits from employee stock plans	(4)	1,424
Changes in operating assets and liabilities:
Accounts receivable, net	(11,375)	(3,361)
Inventories	1,017	(2,431)
Prepaid expenses	(477)	1,578
Other current assets	3,887	747
Net investment in sales-type leases	1,410	690
Other assets	(1,606)	(360)
Accounts payable	1,207	1,957
Accrued compensation	(314)	186
Accrued liabilities	3,987	(2,997)
Deferred service revenue	992	1,646
Deferred gross profit	(4,314)	(509)
Other long-term liabilities	(72)	(97)
Net cash provided by operating activities	5,963	18,730

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(65)	(107)
Proceeds from sale of property and equipment	—	100
Purchases of property and equipment	(1,667)	(5,291)
Net cash used in investing activities	(1,732)	(5,298)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	1,756	4,603
Repurchases of treasury stock, net	—	(65,064)
Net cash provided by (used in) financing activities	1,756	(60,461)

Net increase (decrease) in cash and cash equivalents	5,987	(47,029)
Cash and cash equivalents at beginning of period	120,439	169,812
Cash and cash equivalents at end of period	$126,426	$122,783

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2009 and 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our results of operations for the three and six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009, or for any future period.

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

Reclassifications.  Certain reclassifications have been made to prior year reported accounts receivable, other current assets, obligations resulting from sale of receivables and accrued liabilities in the condensed consolidated balance sheet to conform with the current year balance sheet presentation.  Certain prior period amounts in our unaudited condensed consolidated statement of cash flows have been reclassified to conform to the current period presentation.  Amounts reclassified include other current assets, accrued liabilities and acquisition of privately held company, net of cash acquired.

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

At June 30, 2009 and December 31, 2008, our financial assets utilizing Level 1 inputs included cash equivalents.  For these items, quoted market prices are readily available and fair value approximates carrying value.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

Sales of accounts receivable.  We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as “true sales” in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” During the six months ended June 30, 2009 and 2008, we transferred non-recourse accounts receivable totaling $21.3 million and $36.2 million, respectively, which approximated fair value, to third party leasing companies.  At June 30, 2009 and December 31, 2008, accounts receivable included $8.9 million and $4.7 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.  Due to the nature of the recourse clauses in certain sales arrangements, we recorded $0.1 million and $0.2 million as of June 30, 2009 and December 31, 2008, respectively, as receivables subject to sales agreements and obligations resulting from sales of receivables.

Dependence on suppliers.  We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months’ notice.  Purchases from these suppliers for the three and six months ended June 30, 2009 were approximately $5.6 million and $12.3 million, respectively.  Purchases from these suppliers for the comparable periods in 2008 were approximately $5.6 million and $12.5 million, respectively.

Income Taxes.  For the three and six months ended June 30, 2009, we recorded an income tax expense of $0.6 million and an income tax benefit of $0.3 million, respectively, as compared with an income tax expense of $2.5 million and $5.0 million for the corresponding periods in 2008.  The effective tax rate for three and the six months ended June 30, 2009 was 40.2% and a benefit rate of 24.3% as compared to effective tax rates of 47.3% and 43.6% for the corresponding periods in 2008.  The reduction in the effective tax rate for the three months ended June 30, 2009 as compared to the corresponding periods in 2008 is due mostly to Federal and California research and development tax credits.  The reduction in the benefit rate for the six months ended June 30, 2009 as compared to the corresponding period in 2008 is due mostly to the re-measurement of the California deferred tax assets as discussed below.  The estimated annual tax rate differs from the statutory tax rate of 35% primarily due to the impact of state income taxes and statutory stock compensation options charges under SFAS No. 123(R), partially offset by the benefit from research and development credits.

In February 2009, California enacted a change in law which allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Other comprehensive income (loss).  Other comprehensive income (loss) is the same as net income (loss) for the three and six months ended June 30, 2009 and 2008.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three and six months ended June 30, 2009 and 2008, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Subsequent Events.  We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through August 5, 2009, the day our condensed consolidated financial statements for the second quarter of 2009 were issued and conclude there are no additional disclosures required.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements).  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  Our adoption of SFAS No. 165 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009.  These are SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 removes the concept of a qualifying special purpose entity from Statement No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  We do not expect the adoption of either of these financial accounting standards to have an impact on our consolidated financial statements.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock include the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the three and six months ended June 30, 2009 and 2008 were 4,374,977 and 1,527,400, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30.		Six Months Ended June 30.
	2009	2008	2009	2008
Basic:
Net income (loss)	$904	$2,753	$(967)	$6,486
Weighted average shares outstanding - basic	31,578	31,716	31,516	32,954
Net income (loss) per share - basic	$0.03	$0.09	$(0.03)	$0.20

Diluted:
Net income (loss)	$904	$2,753	$(967)	$6,486
Weighted average shares outstanding - basic	31,578	31,716	31,516	32,954
Add: Dilutive effect of employee stock plans	383	833	—	1,111
Weighted average shares outstanding - diluted	31,961	32,549	31,516	34,065
Net income (loss) per share - diluted	$0.03	$0.08	$(0.03)	$0.19

Note 3. Stockholders’ Equity

Treasury Stock

During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases are based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through June 30, 2009, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through open market purchases.

During the three and six months ended June 30, 2009, we did not repurchase any shares through the stock repurchase programs.  For the three and six months ended June 30, 2008, we repurchased 1,932,398 shares and 4,066,296 shares, respectively.  As of June 30, 2009, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.  Additionally, for the three and six months ended June 30, 2009, we withheld 2,784 shares and 6,922 shares, respectively, from employees to satisfy tax withholding obligations on the vesting of restricted stock units. For the three and six months ended June 30, 2008, 2,160 shares were withheld from employees to satisfy tax withholding obligation on the vesting of restricted stock units.

Note 4. Stock Option Plans and Share-Based Compensation

Stock Option Plans

On May 19, 2009 at the Company’s 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan, or the 2009 Plan.  The 2009 Plan succeeds the Company’s 1999 Equity Incentive Plan, as amended, the Company’s 2003 Equity Incentive Plan, as amended, and the Company’s 2004 Equity Incentive Plan, together the Prior Plans.  No additional awards will be granted under any of the Prior Plans; however all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards.  At June 30, 2009, 1,627,519 shares of common stock were reserved for future issuance under the 2009 Plan.  At June 30, 2009, $10.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.6 years.

A summary of option activity under the Prior Plans and the 2009 Plan for the six months ended June30, 2009 is presented below:

		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2008	4,711	$13.45
Granted	643	$8.31
Exercised	(21)	$4.94
Forfeited	(155)	$16.93
Expired	(222)	$13.91
Outstanding at June 30, 2009	4,956	$12.68
Exercisable at June 30, 2009	3,391	$12.06

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to nonvested restricted stock at June 30, 2009 is approximately $0.4 million and is expected to be recognized over a weighted average period of 0.9 years. Expected future compensation expense relating to RSUs outstanding on June 30, 2009 is $4.0 million over a weighted-average period of 2.9 years.  A summary of activity of both restricted stock and RSUs for the six months ended June 30, 2009 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted - Average		Weighted - Average
		Grant Date		Grant Date
	Number of Shares	Fair Value Per Share	Number of Shares	Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2008	41	$11.91	236	$20.11
Granted	52	$9.25	95	$8.20
Vested	(41)	$11.91	(40)	$19.82
Forfeited	—	$—	(23)	$18.79
Non-vested, June 30, 2009	52	$9.25	268	$16.07

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2009, 2,331,555 shares had been issued under the ESPP. At the company’s 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance.  As of June 30, 2009, there were a total of 3,000,000 shares reserved for future issuance under the ESPP.  During the six months ended June 30, 2009, 215,698 shares of common stock were purchased under the ESPP.

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

The impact on our results for share-based compensation for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of product and service revenues	$287	$416	$665	$926
Research and development expenses	293	304	560	616
Selling, general and administrative expenses	1,794	2,213	3,633	4,458
Total share-based compensation expenses	$2,374	$2,933	$4,858	$6,000

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$7,669	$7,714
Work in process	199	—
Finished goods	1,756	5,243
Total	$9,624	$12,957

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Net minimum lease payments to be received	$16,069	$17,899
Less unearned interest income portion	2,122	2,575
Net investment in sales-type leases	13,947	15,324
Less current portion(1)	4,416	4,428
Non-current net investment in sales-type leases(2)	$9,531	$10,896

The minimum lease payments under sales-type leases as of June 30, 2009 are as follows (in thousands):

2009 (remaining amount)	$2,908
2010	5,558
2011	4,231
2012	2,481
2013	811
Thereafter	80
Total	$16,069

(1)	A component of other current assets.
(2)	Net of allowance for doubtful accounts of $0.4 million as of June 30, 2009 and $0.3 million as of December 31, 2008.

Note 7. Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangibles assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Indefinite-lived intangible:
Trade name	$—	$—	$—	$231	$—	$231	Indefinite
Finite-lived intangibles:
Customer base	3,184	815	2,369	3,184	631	2,553	5-8 years
Service contracts	268	268	—	268	268	—	5 years
Acquired technology	9,364	7,108	2,256	9,364	6,295	3,069	3-6 years
Patents	410	69	341	345	63	282	20 years
Trade name	220	171	49	220	116	104	2 years
Non-compete	720	373	347	720	253	467	3 years
Backlog	10	10	—	10	10	—	1 year
Total finite-lived intangibles	14,176	8,814	5,362	14,111	7,636	6,475
Total other intangible assets	14,176	8,814	5,362	14,342	7,636	6,706
Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite
Net other intangibles & goodwill	$39,158	$8,814	$30,344	$39,324	$7,636	$31,688

Amortization expense totaled $0.6 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense totaled $1.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at June 30, 2009 is as follows (in thousands):

2009 (remaining amount)	$1,140
2010	2,078
2011	374
2012	374
2013	374
Thereafter	1,022
Total	$5,362

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$22,080	$24,576
Cost of revenues, excluding installation costs	(9,746)	(7,928)
Deferred gross profit	$12,334	$16,648

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Pre-acquisition contingency	$5,350	$6,107
Accrued Group Purchasing Organization (GPO) fees	1,791	1,753
Advance payments from customers	3,907	47
Product quality accrual	44	944
Deferred rent	992	756
Taxes payable	707	333
Accrued professional fees	1,424	195
Obligations resulting from sale of receivables	87	170
Other	34	52
Total	$14,336	$10,357

Note 10. Commitments

The following table summarizes our contractual obligations at June 30, 2009 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$10,241	$3,727	$6,122	$392	$—
Commitments to contract manufacturers and suppliers(2)	4,881	4,881	—	—	—
Total	$15,122	$8,608	$6,122	$392	$—

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

Note 11. Legal Proceedings

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In relation to this lawsuit and in accordance with SFAS No. 141, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of June 30, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office (the “Reexamination”), which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination.  The parties are awaiting a response from the United States Patent and Trademark Office following the initial filing of appeal briefs.

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the Stock Purchase Agreement, as well as with respect to an adjustment of the final working capital of Rioux Vision. The arbitration took place on April 8, 2009.  The arbitrator issued his decision on June 12, 2009, allowing certain claims and denying certain claims and we were awarded $1.65 million plus a net of $0.17 million legal fees.  Following the arbitrator’s decision, an additional $0.5 million was released from the escrow account in connection with a previously disputed working capital adjustment.  The award resulted in a $0.44 million loss on impairment of receivables from Shawn Rioux which were originally booked in December 2007.  All amounts due in connection with the decision have been paid and the matter is concluded.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC against Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736.  The complaint also, among other claims, alleges that

Omnicell breached  the terms of a nondisclosure agreement it had entered into with Medacist (the “NDA”), and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA.   Omnicell intends to defend the matter vigorously.

As required under SFAS No. 5, “Accounting for Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.  We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our condensed consolidated financial statements.  Except as otherwise indicated above, the outcomes in these matters are not probable or reasonably estimable.  We believe that we have valid defenses with respect to legal matters pending against us.  However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

Note 12. Restructuring

During the first quarter of 2009, we implemented a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with our current business expectations.  The restructuring plan accounted for a reduction in 103 employees, which was partially offset by hiring for newly created positions during the quarter.  Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. We recorded a charge of $2.5 million in the first quarter of 2009 in connection with the restructuring.  We do not expect to incur any additional charges associated with this restructuring beyond the first quarter of 2009 and we expect to pay substantially all of the accrued severance costs by the end of 2009.

A summary of the restructuring activity during the six months ended June 30, 2009 are as follows (in thousands):

Severance
Costs
Balance of accrual as of December 31, 2008	$—
Charges	2,524
Payments	(2,463)
Balance of accrual as of June 30, 2009	$61

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

•      our ability to align our cost structure with our current business expectations;

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.  We are a leading provider of medication control and patient safety solutions for acute care health facilities.  Over 1,300 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls and medical safety, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

We sell our medication dispensing and supply automation systems, and generate substantially all our revenue, in the United States.  However, we have seen an increase in our revenue from our international operations and we expect such revenue from our international operations to increase in future periods as we continue to grow our international business.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Australia, Asia, Europe, and South America.  Omnicell has not sold in the past, and has no future plans to sell its products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our performance based on company-wide, consolidated results.  In general, we recognize revenue when our systems are installed. Installation generally takes place two weeks to nine months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer’s pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

Operating Environment During the Three Months Ended June 30, 2009

Our business has experienced a decline in revenue year over year caused by general economic conditions driving a decline in our customers’ demand for and their ability to purchase new automation solutions.  Revenue declined 16.9% from $63.3 million during the three months ended June 30, 2008 to $52.6 million during the three months ended June 30, 2009.  Notwithstanding our recent revenue decline, we believe our solutions remain attractive relative to our competition.  In particular:

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

During the second quarter of 2009, we returned to profitability following the net loss incurred in the first quarter of 2009.  Total revenues increased slightly, up 0.8%, and gross margins improved for both product, up 3.6%, and service, up 36.7%, compared to the prior quarter.  Although we were able to find financing for any credit worthy customers that needed credit, we did experience longer payment cycles from our leasing partners and administrative delays in our internal billing process, which resulted in an increase in our accounts receivable balance for the second quarter.  We do not believe there is an increased risk to our receivables and we expect our trade receivable balances to return to historic levels by the end of 2009. Net cash provided by operating activities totaled $6.0 million during the six months ended June 30, 2009.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience, managing our cost structure and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross margin increased slightly to 51.2% for the quarter ended June 30, 2009 as compared to 51.1% for the quarter ended June 30, 2008, primarily due to the absorption of fixed costs over a smaller revenue base being more than offset by a reduction in manufacturing related spending.  We believe that our gross margins will continue to fluctuate based on the mix of products sold and the related costs and changes in sales and installation headcount compared to our revenue level.

We maintain a development staff with expertise in hospital logistics and computerized automated solutions which allows us to regularly deliver new innovations to the market.  In 2008, we began shipping our SinglePointe solution, which allows pharmacists to automate the distribution of specially handled medications, presents market opportunities to reduce errors and provides a more efficient workflow for clinicians.  During the second quarter of 2009, we introduced two new products, the first of which is AnywhereRN, a labor-saving product that allows our systems to be managed from any workstation in the hospital. Second, we launched WorkflowRx, version 6 with enhanced intelligent order routing which optimizes order processing in the central pharmacy. We believe these new products, along with our other existing patient safety and clinical workflow solutions, will continue to differentiate us in the marketplace.

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

•                  Inventory;

•                  Valuation of share-based awards; and

•                  Accounting for income taxes.

During the six months ended June 30, 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, “Subsequent Events,” or SFAS No. 165.  SFAS No. 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements).  SFAS No. 165 is effective for interim reporting periods ending after June 15, 2009.  Our adoption of SFAS No. 165 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009.  These are SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 removes the concept of a qualifying special purpose entity from Statement No. 140 and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  We do not expect the adoption of either of these financial accounting standards to have an impact on our consolidated financial statements.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$ in Thousands	% of Revenue	$ in Thousands	% of Revenue	$ in Thousands	% of Revenue	$ in Thousands	% of Revenue
Revenues:
Product revenues	$41,983	79.8%	$52,870	83.4%	$84,278	80.4%	$105,286	83.9%
Services and other revenues	10,660	20.2%	10,504	16.6%	20,569	19.6%	20,179	16.1%
Total revenues	52,643	100.0%	63,374	100.0%	104,847	100.0%	125,465	100.0%

Cost of revenues:
Cost of product revenues	19,175	36.4%	24,349	38.4%	39,455	37.6%	48,319	38.5%
Cost of services and other revenues	6,539	12.4%	6,665	10.5%	13,434	12.8%	12,440	9.9%
Restructuring charges	—	—%	—	—%	1,209	1.2%	—	—%
Total cost of revenues	25,714	48.8%	31,014	48.9%	54,098	51.6%	60,759	48.4%

Gross profit	26,929	51.2%	32,360	51.1%	50,749	48.4%	64,706	51.6%
Operating expenses:
Research and development	4,574	8.7%	4,978	7.9%	8,551	8.2%	9,255	7.4%
Selling, general, and administrative	21,038	40.0%	22,878	36.1%	42,537	40.6%	46,085	36.7%
Restructuring charges	—	—%	—	—%	1,315	1.3%	—	—%
Total operating expenses	25,612	48.7%	27,856	44.0%	52,403	50.0%	55,340	44.1%
Income (loss) from operations	1,317	2.5%	4,504	7.1%	(1,654)	(1.6)%	9,366	7.5%
Other income and expense, net	194	0.4%	722	1.1%	376	0.4%	2,131	1.7%
Income (loss) before provision for (benefit from) income taxes	1,511	2.9%	5,226	8.2%	(1,278)	(1.2)%	11,497	9.2%
Provision for (benefit from) income taxes	607	1.2%	2,473	3.9%	(311)	(0.3)%	5,011	4.0%
Net income (loss)	$904	1.7%	$2,753	4.3%	$(967)	(0.9)%	$6,486	5.2%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and six months ended June 30, 2009 and 2008 and the percentage change between those years:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Product revenues	$41,983	$52,870	(20.6)%	$84,278	$105,286	(20.0)%
Cost of product revenues	19,175	24,349	(21.2)%	39,455	48,319	(18.3)%
Restructuring charges	—	—		1,008	—
Gross profit	$22,808	$28,521	(20.0)%	$43,904	$56,967	(22.9)%

Product revenues decreased $10.9 million, or (20.6%) in the three months ended June 30, 2009 as compared to the corresponding period in 2008. Product revenues decreased $21.0 million, or (19.9%) in the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease in product revenue for the three and six months ended June 30, 2009 was primarily due to a decrease in the number of installations of medication and supply automation systems and central pharmacy products, from both existing and new customers. This decrease in product volume year over year reflects the current global economic downturn and the resulting capital investment constraints and longer sales cycle by our customers.

Cost of product revenues decreased by $5.2 million, or (21.2%), in the three months ended June 30, 2009 as compared to the corresponding period in 2008. The decrease was due to both a reduction in product revenue, resulting in a $3.4 million decrease in direct material costs, and a decrease in our spending of $1.8 million, primarily from lower headcount and associated headcount related expenses such as travel.  Cost of product revenues decreased $8.9 million, or (19.9%), in the six months ended June 30, 2009 compared to the corresponding period in 2009.  The decrease was due to both a reduction in product revenue, resulting in a $7.0 million decrease in direct material cost, and a decrease in our spending of $1.9 million, primarily from lower headcount and associated headcount related expenses such as travel.

These cost reductions were partially offset by restructuring charges of $1.0 million relating to our work force reduction during the first quarter of 2009.  Restructuring costs recorded in the first quarter of 2009 related primarily to severance pay, continuation of benefits and outplacement services. As part of the restructuring we reduced headcount by 50 employees predominately in the manufacturing and field operations departments.

Gross profit on product revenue decreased by $5.7 million, or (20.0%) in the three months ended June 30, 2009 as compared to the corresponding period in  2008.  This decrease is primarily due to the reduction in revenues and associated costs following the slowdown in our business. Product gross margins were 54.3% and 53.9% for the three months ended June 30, 2009 and June 30, 2008, respectively.  The increase in product gross margins was due to the benefits of the restructuring in the first quarter of 2009.  Gross profit on product revenue decreased by $12.1 million, or (21.3%) in the six months ended June 30, 2009 as compared to the corresponding period in  2008. The decrease in gross profit on product revenues was primarily a result of lower product revenues, lower direct material costs and lower headcount and travel costs, partially offset by the restructuring charges related to our work force reduction.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and six month periods ended June 30, 2009 and 2008 and the percentage change between those years:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Service and other revenues	$10,660	$10,504	1.5%	$20,569	$20,179	1.9%
Cost of service and other revenues	6,539	6,665	(1.9)%	13,434	12,440	8.0%
Restructuring charges	—	—		201	—
Gross profit	$4,121	$3,839	7.3%	$6,845	$7,739	(11.6)%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $0.2 million, or 1.5% in the three months ended June 30, 2009 as compared to the corresponding period in 2008. Service and other revenues increased by $0.4 million, or 1.9% in the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The increases in service and other revenues for the three and six months ended June 30, 2009 was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues decreased by $0.1 million, or (1.9%) in the three months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to $0.2 million increase in material costs and a $0.3 million decrease in labor and support costs.  Cost of service and other revenues increased by $1.2 million, or 9.6% in the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The increase was primarily due to $0.3 million increase in labor costs in support of the expanded service base, $0.7 million increase in materials costs associated with increased volumes and restructuring charges of $0.2 million relating to our work force reduction during the first quarter of 2009.  As part of the restructuring in the first quarter of 2009, we reduced headcount by 10 employees in field, customer and technical service departments.  Restructuring costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on service and other revenues increased by $0.3 million, or 7.3% in the three months ended June 30, 2009 as compared to the same period in 2008.  Gross profit on service and other revenues decreased by $0.8 million, or (10.4%) in the six months ended June 30, 2009 as compared to the same period in 2008.  The increase in gross profit on service and other revenues for the three months ended June 30, 2009 was due primarily to lower spending as a result of the first quarter restructuring.  The decrease in gross profit for the six months ended June 30, 2009 was due to the restructuring charge in the first quarter of 2009 and higher materials costs and spending to support the expanded service base.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Research and development	$4,574	$4,978	(8.1)%	$8,551	$9,255	(7.6)%
Selling, general and administrative	21,038	22,878	(8.0)%	42,537	46,085	(7.7)%
Restructuring charges	—	—		1,315	—
Total operating expenses	$25,612	$27,856	(8.1)%	$52,403	$55,340	(5.3)%

Research and Development.  Research and development expenses decreased by $0.4 million, or (8.1%) in the three months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease was due primarily to a $0.5 million increase in capitalized expenses relative to internally developed software under SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” or SFAS No. 86.  During the three months ended June 30, 2009, we capitalized significantly more expenses than in the three months ended June 30, 2008 primarily due to a major software project, for which there was no similar type of major project in the corresponding period of 2008.  Research and development expenses represented 8.7% and 7.9% of total revenues in the three months ended June 30, 2009 and 2008, respectively.  This increase relative to revenues was due entirely to a lower revenue base.  Research and development expenses decreased by $0.7 million, or (7.6%) in the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease was due primarily to a $1.1 million increase in capitalized expenses relative to internally developed software under SFAS No. 86.  During the six months ended June 30, 2009 we had three software projects capitalized while the corresponding period in 2008 only had one software project capitalized.  Research and development expenses represented 8.2% and 7.4% of total revenues in the six months ended June 30, 2009 and 2008, respectively.  This increase relative to revenues was due to our lower total revenue base.

We expect research and development expenses to remain at the current percent of revenue or increase slightly.  The amount of research and development expense fluctuates based on the amount of proto type expenses for hardware and or the amount of capitalized expenses relative to internally developed software under SFAS No. 86.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.8 million, or (8.0%) in the three months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease in selling, general and administrative expenses was primarily due to lower headcount, offset by non-recurring expenses for the Rioux arbitration settlement of $0.8 million, which was split between asset impairment charges and additional legal fees.  Selling, general and administrative expenses represented 40.0% and 36.1% of total revenues in the three months ended June 30, 2009 and 2008, respectively.  This increase relative to revenues was due to our lower total revenue base.

Selling, general and administrative expenses decreased by $3.5 million, or 7.7% in the six months ended June 30, 2009 as compared to the corresponding period in 2008.  The decrease in selling, general and administrative expenses was primarily due to lower headcount, offset by non-recurring expenses for the Rioux litigation settlement of $0.8 million, which was split between asset impairment charges and additional legal fees.  Selling, general and administrative expenses represented 40.6% and 36.7% of total revenues in the three months ended June 30, 2009 and 2008, respectively.  This increase relative to revenues was due to our lower total revenue base.

We expect selling, general and administrative expenses to stabilize in absolute dollars as we believe that we have implemented measures to align our cost structure to the current economic and market environments.

Restructuring charges. In the first quarter of 2009, we recorded a $1.3 million charge related to our work force reduction.  There was no corresponding charge during 2008.  As part of our restructuring, we reduced our headcount by 12 employees in research and development, and 31 employees in selling, general and administrative positions. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.  We saw the benefit from our lowered cost structure in the three months ended June 30, 2009 and expect to continue to operate for the rest of the year at approximately our revised headcount levels.  We do not expect to incur any additional charges associated with this restructuring beyond the first quarter of 2009 and we expect to pay substantially all of the accrued severance costs by the end of 2009.

Provision for Income Taxes

For the three and six months ended June 30, 2009, we recorded an income tax expense of $0.6 million and an income tax benefit of $0.3 million, respectively, as compared with an income tax expense of $2.5 million and $5.0 million for the corresponding periods in 2008.  The effective tax rate for three and the six months ended June 30, 2009 was 40.2% and a benefit rate of 24.3% as compared to effective tax rates of 47.3% and 43.6% for the corresponding periods in 2008.  The reduction in the effective tax rate for the three months ended June 30, 2009 as compared to the corresponding periods in 2008 is due mostly to Federal and California research and development tax credits.  The reduction in the benefit rate for the six months ended June 30, 2009 as compared to the corresponding period in 2008 is due mostly to the re-measurement of the California deferred tax assets as discussed below.  The estimated annual tax rate differs from the statutory tax rate of 35% primarily due to the impact of state income taxes and statutory stock compensation options charges under SFAS No. 123(R), partially offset by the benefit from research and development credits.

In February 2009, California enacted a change in law which allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” we re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor. As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $126.4 million at June 30, 2009, as compared to $120.4 million at December 31, 2008.  All of our cash is in low risk short term money market funds or demand deposits.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

Operating activities provided $6.0 million of cash during the six months ended June 30, 2009, as compared to $18.7 million for the six months ended June 30, 2008.  There were two primary contributors to the decrease in cash from operations: first, longer payment cycles from our leasing partners; and second, administrative delays in our internal billing process, which resulted in a delay in cash collection.  These factors together resulted in an increase in our Accounts Receivable balances.  Both of these factors are expected to be addressed in future quarters.  We do not believe there is an increased risk to our receivables and we expect our trade receivable balances to return to levels seen in the past 12 months by the end of 2009.

We used $1.7 million of cash for investing activities during the six months ended June 30, 2009, a decrease compared to $5.3 million for the six months ended June 30, 2008.  The decrease was primarily due to lower spending to support our information technology infrastructure as the implementation of our new enterprise accounting system is substantially complete.

Cash generated in financing activities was $1.8 million during the six months ended June 30, 2009, as compared to $60.5 million in cash used during the six months ended June 30, 2008.  The cash generated during the six months ended June 30, 2009 was from exercises of stock options and sales of our common stock under our ESPP.  The net cash used in the corresponding period during 2008 was primarily for the repurchase of shares of our common stock with an aggregate value of $65.0 million, plus brokerage fees.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended June 30, 2009.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.                    LEGAL PROCEEDINGS

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In relation to this lawsuit and in accordance with SFAS No. 141, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of June 30, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office (the “Reexamination”), which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination.  The parties are awaiting a response from the United States Patent and Trademark Office following the initial filing of appeal briefs.

On September 30, 2008, pursuant to the terms of that certain Stock Purchase Agreement by and among Omnicell, Inc., Rioux Vision, Inc., and Shawn Rioux, dated November 29, 2007, we initiated a formal claim for arbitration against Mr. Rioux with respect to Omnicell’s claims for indemnification relating to a breach of certain representations and warranties under the Stock Purchase Agreement, as well as with respect to an adjustment of the final working capital of Rioux Vision. The arbitration took place on April 8, 2009.  The arbitrator issued his decision on June 12, 2009, allowing certain claims and denying certain claims and we were awarded $1.65 million plus a net of $0.17 million legal fees.  Following the arbitrator’s decision an additional $0.5 million was released from the escrow account in connection with a previously disputed working capital adjustment.  The award resulted in a $0.44 million loss on impairment of receivables from Shawn Rioux which were originally booked in December 2007.  All amounts due in connection with the decision have been paid and the matter is concluded.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC against Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736.  The complaint also, among other claims, alleges that Omnicell breached  the terms of a nondisclosure agreement it had entered into with Medacist (the “NDA”), and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA.   Omnicell intends to defend the matter vigorously.

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

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Pyxis Corporation (a division of Cardinal Health, Inc.), including the anticipated spinoff of Carefusion, Cardinal Health’s medical device division, McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Cerner Corporation, Emerson Electronic Co. and Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Artromick International, Inc., and Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc).

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

Unfavorable economic and market conditions, a lessening demand in the capital equipment and information system markets and uncertainty regarding government legislation in the healthcare industry could adversely affect our operating results.

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

Additionally, the U.S. Federal government continues to propose legislation designed to reduce the overall cost of healthcare, these proposals and ongoing discussions taking place at the Federal level with regard to healthcare reform may have an impact on our business.  Healthcare facilities may decide to postpone or scale back spending until the implications of any healthcare reform legislation are more clearly understood.

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

We have experienced substantial changes in our revenue levels and we can not be sure that we will be able to manage any future changes in revenue levels.*

Our revenue declined by 16.9% in the quarter ended June 30, 2009 compared to the corresponding period in 2008. Our revenues grew by 18.2% and 37.7% in fiscal 2008 and 2007. Current macroeconomic and general market conditions have contributed to a decline in our revenue recently. Our ability to manage rapid reductions in our revenue and achieve or sustain profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue rapidly increases, we may not be able to manage this growth effectively. Management of future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

•                  our ability to generate cash from our accounts receivable on a timely basis;

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

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the six months ended June 30, 2009, our common stock traded between $6.25 and $12.97 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We frequently grant stock options to our employees. At June 30, 2009, we had options outstanding to purchase approximately 5.0 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of June 30, 2009, the balance of our unsold leases to U.S. government customers was $15.6 million.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Meeting of Stockholders on May 19, 2009.  The results of the voting were as follows:

1.               Proposal to elect three Class II directors to hold office until the 2012 Annual Meeting of Stockholders:

	Votes
Nominee	For	Authority Withheld
Mary E. Foley	28,202,363	2,098,970
Randall A. Lipps	27,294,917	3,006,416
Joseph E. Whitters	28,148,525	2,152,808

Our Class I directors, Randy Lindholm, Sara White, and William Younger, Jr., will each continue to serve on our board of directors until our 2011 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.  Our Class III directors, James Judson, Gary Petersmeyer, and Donald Wegmiller, will each continue to serve on our board of directors until our 2010 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

2.     Proposal to approve the adoption of the Omnicell, Inc. 2009 Equity Incentive Plan:

For	Against	Abstain	Non Votes
20,315,442	7,184,119	36,006	2,765,766

3.     Proposal to approve an amendment to the Omnicell, Inc. 1997 Employee Stock Purchase Plan to, among other things, increase the aggregate share reserve to a total of 3,000,000 shares:

For	Against	Abstain	Non Votes
25,191,228	2,326,433	17,906	2,765,766

4.     Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009:

For	Against	Abstain	Non Votes
29,407,435	854,922	38,976	0

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.2	Omnicell, Inc. Amended and Restated Employee Stock Purchase Plan.
10.32(5)	Omnicell, Inc. 2009 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on May 20, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 5, 2009
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.2	Omnicell, Inc. Amended and Restated 1997 Employee Stock Purchase Plan.
10.32(5)	Omnicell, Inc. 2009 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on May 20, 2009, and incorporated herein by reference.