Form 10-Q
period 2009-09-30
OMNICELL, Inc
filed 2009-11-09
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of November 2, 2009 was 31,918,623.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$146,312	$120,439
Accounts receivable, net	58,779	57,976
Inventories	10,445	12,957
Prepaid expenses	9,451	9,310
Deferred tax assets	14,871	14,871
Other current assets	6,083	9,434
Total current assets	245,941	224,987

Property and equipment, net	13,128	16,180
Non-current net investment in sales-type leases	9,470	10,896
Goodwill	24,982	24,982
Other intangible assets	4,847	6,706
Non-current deferred tax assets	15,730	15,889
Other assets	8,938	8,902
Total assets	$323,036	$308,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,430	$9,377
Accrued compensation	7,621	8,889
Accrued liabilities	11,585	10,357
Deferred service revenue	14,887	12,084
Deferred gross profit	16,649	16,648
Total current liabilities	61,172	57,355

Long-term deferred service revenue	16,653	16,782
Other long-term liabilities	752	848
Total liabilities	78,577	74,985

Stockholders’ equity:
Total stockholders’ equity	244,459	233,557

Total liabilities and stockholders’ equity	$323,036	$308,542

(1)  Information derived from our December 31, 2008 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product	$42,854	$54,294	$127,221	$159,580
Services and other revenues	11,103	10,051	31,583	30,230
Total revenue	53,957	64,345	158,804	189,810

Cost of revenues:
Cost of product revenues	20,087	24,940	59,542	73,259
Cost of services and other revenues	6,621	6,642	20,055	19,083
Restructuring charges	—	—	1,209	—
Total cost of revenues	26,708	31,582	80,806	92,342

Gross profit	27,249	32,763	77,998	97,468
Operating expenses:
Research and development	4,981	4,685	13,532	13,939
Selling, general, and administrative	21,324	23,862	63,861	69,947
Restructuring charges	—	—	1,315	—
Total operating expenses	26,305	28,547	78,708	83,886
Income (loss) from operations	944	4,216	(710)	13,582
Other income (expense), net	56	673	433	2,804
Income (loss) before provision for (benefit from) income taxes	1,000	4,889	(277)	16,386
Provision for (benefit from) income taxes	146	1,975	(165)	6,985
Net income (loss)	$854	$2,914	$(112)	$9,401

Net income (loss) per share:
Basic	$0.03	$0.09	$—	$0.29
Diluted	$0.03	$0.09	$—	$0.28

Weighted average shares outstanding:
Basic	31,704	31,128	31,578	32,345
Diluted	32,380	32,138	31,578	33,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(112)	$9,401
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,171	6,547
Provision for receivable allowance	648	1,302
Loss on disposal of property and equipment	20	—
Loss on impairment of intangible assets	231	—
Share-based compensation expense	7,271	8,768
Provision for excess and obsolete inventories	2,379	647
Deferred income taxes	159	2,887
Income tax benefits from employee stock plans	—	3,140
Excess tax benefits from employee stock plans	—	(753)
Changes in operating assets and liabilities:
Accounts receivable, net	(886)	(11,205)
Inventories	104	(874)
Prepaid expenses	(141)	(364)
Other current assets	3,488	856
Net investment in sales-type leases	650	1,497
Other assets	(1,831)	(581)
Accounts payable	1,054	1,446
Accrued compensation	(1,268)	(648)
Accrued liabilities	1,225	(3,109)
Deferred service revenue	4,248	1,675
Deferred gross profit	1	(57)
Other long-term liabilities	(97)	(121)
Net cash provided by operating activities	24,314	20,454

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(122)	(182)
Proceeds from sale of property and equipment	—	228
Purchases of property and equipment	(2,065)	(8,762)
Net cash used in investing activities	(2,187)	(8,716)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	3,746	7,793
Excess tax benefits from employee stock plans	—	753
Repurchases of treasury stock, net	—	(65,064)
Net cash provided by (used in) financing activities	3,746	(56,518)

Net increase (decrease) in cash and cash equivalents	25,873	(44,780)
Cash and cash equivalents at beginning of period	120,439	169,812
Cash and cash equivalents at end of period	$146,312	$125,032

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2009 and 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009, or for any future period.

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

Fair value of financial instruments. Effective January 1, 2008, we adopted Accounting Standards Codification, or ASC, 820, “Fair Value Measurements and Disclosures” (formerly referred to as SFAS No. 157), on a prospective basis for our financial assets and liabilities recognized at fair value on a recurring basis using the fair value hierarchy established in ASC 820.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

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

At September 30, 2009 and December 31, 2008, our financial assets utilizing Level 1 inputs included cash equivalents.  For these items, quoted market prices are readily available and fair value approximates carrying value.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

Sales of accounts receivable. We offer our customers multi-year, non-cancelable payment terms.  Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis.  We reflect the financing costs on the sale of these receivables as a component of our revenue.  We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company.  We record the sale of our accounts receivables as “true sales” in accordance with ASC 860, “Transfers and Servicing” (formerly referred to as SFAS No. 140).  During the nine months ended September 30, 2009 and 2008, we transferred non-recourse accounts receivable totaling $30.1million and $52.2 million, respectively, which approximated fair value, to third party leasing companies.  At September 30, 2009 and December 31, 2008, accounts receivable included $3.9 million and $4.7 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.  Due to the nature of the recourse clauses in certain sales arrangements, we recorded $0.04 million and $0.2 million as of September 30, 2009 and December 31, 2008, respectively, as receivables subject to sales agreements and obligations resulting from sales of receivables.

Dependence on suppliers. We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of two to six months’ notice.  Purchases from these suppliers for the three and nine months ended September 30, 2009 were approximately $5.1 million and $17.4 million, respectively.  Purchases from these suppliers for the comparable periods in 2008 were approximately $7.5 million and $20.1 million, respectively.

Income Taxes. For the three and nine months ended September 30, 2009, we recorded an income tax expense of $0.1 million and a benefit of $0.2 million, respectively, as compared with an income tax expense of $2.0 million and $7.0 million for the corresponding periods in 2008.  The effective tax rate for the three and nine months ended September 30, 2009 was 14.6% and 59.5% as compared to effective tax rates of 40.4% and 42.6% for the corresponding periods in 2008.  The decrease in the effective tax rate for the three months ended September 30, 2009 as compared to the corresponding period in 2008 is due to a $0.3 million change in estimate relating to our prior year’s provision for income taxes. The increase of the effective tax rate for the nine months ended September 30, 2009 as compared to the corresponding period in 2008 is due mostly to the re-measurement of the California deferred tax assets as discussed below.  The estimated annual tax rate differs from the statutory tax rate of 35% primarily due to the impact of state income taxes and statutory stock compensation options charges under ASC 718 (formerly referred to as SFAS No. 123(R)), partially offset by the benefit from research and development tax credits.

In February 2009, California enacted a change in law that allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with ASC 740 (formerly referred to as SFAS No. 109), we re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor.  As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Other comprehensive income (loss). Other comprehensive income (loss) is the same as net income (loss) for the three and nine months ended September 30, 2009 and 2008.

Segment Information.  We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2009 and 2008, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Subsequent Events. We have evaluated subsequent events, as defined by ASC 855, “Subsequent Events” (formerly referred to as SFAS No. 165), through November 6, 2009, the day our condensed consolidated financial statements for the third quarter of 2009 were issued and conclude there are no additional disclosures required.

Recently Issued Accounting Pronouncements.

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures,” in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies ASC 320, “Investments—Debt and Equity Securities,” in requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of ASC 825, “Financial Instruments,” for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1.  FSP FAS 141(R)-1 amends the provisions in ASC 805, “Business Combinations,” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 will have an impact on our consolidated financial statements unless and until we complete a business combination.

In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, “Subsequent Events,” which was codified as ASC 855, “Subsequent Events.”  ASC 855 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements).  ASC 855 is effective for interim reporting periods ending after June 15, 2009.  Our adoption of ASC 855 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009.  These are SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 removes the concept of a qualifying special purpose entity from ASC 860, “Transfers and Servicing,” and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Neither of these new standards has as yet been codified in the new ASC syntax.  We do not expect the adoption of either of these financial accounting standards to have an impact on our consolidated financial statements.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the third quarter of fiscal 2009, which had no impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, which amends ASC Topic 605, “Revenue Recognition,” to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the nine months ended September 30, 2009 and 2008 were 4,332,258 and 1,571,734, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30.		Nine Months Ended September 30.
	2009	2008	2009	2008
Basic:
Net income (loss)	$854	$2,914	$(112)	$9,401
Weighted average shares outstanding - basic	31,704	31,128	31,578	32,345
Net income (loss) per share - basic	$0.03	$0.09	$—	$0.29

Diluted:
Net income (loss)	$854	$2,914	$(112)	$9,401
Weighted average shares outstanding - basic	31,704	31,128	31,578	32,345
Add: Dilutive effect of employee stock plans	676	1,010	—	1,153
Weighted average shares outstanding - diluted	32,380	32,138	31,578	33,498
Net income (loss) per share - diluted	$0.03	$0.09	$—	$0.28

Note 3. Stockholders’ Equity

Treasury Stock

During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through September 30, 2009, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through open market purchases.

During the three and nine months ended September 30, 2009, we did not repurchase any shares through the stock repurchase programs.  For the three and nine months ended September 30, 2008, we repurchased zero shares and 4,066,296 shares, respectively.  As of September 30, 2009, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.  Additionally, for the three and nine months ended September 30, 2009, we withheld 6,298 shares and 13,220 shares, respectively, from employees to satisfy tax withholding obligations on the vesting of restricted stock units.  For the three and nine months ended September 30, 2008, 3,230 shares and 5,390 shares, respectively, were withheld from employees to satisfy tax withholding obligation on the vesting of restricted stock units.

Note 4. Stock Option Plans and Share-Based Compensation

Stock Option Plans

On May 19, 2009 at the Company’s 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan, or the 2009 Plan.  The 2009 Plan succeeds the Company’s 1999 Equity Incentive Plan, as amended, the Company’s 2003 Equity Incentive Plan, as amended, and the Company’s 2004 Equity Incentive Plan, together the Prior Plans.  No additional awards will be granted under any of the Prior Plans; however all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards.  At September 30, 2009, 1,519,449 shares of common stock were reserved for future issuance under the 2009 Plan.  At September 30, 2009, $9.5 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.5 years.

A summary of aggregate option activity under the Prior Plans and the 2009 Plan for the nine months ended September 30, 2009 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	4,711	$13.45
Granted	748	$8.65
Exercised	(97)	$8.45
Forfeited	(165)	$17.10
Expired	(235)	$14.16
Outstanding at September 30, 2009	4,962	$12.66
Exercisable at September 30, 2009	3,490	$12.28

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to nonvested restricted stock at September 30, 2009 is approximately $0.3 million and is expected to be recognized over a weighted average period of 0.6 years. Expected future compensation expense relating to RSUs outstanding on September 30, 2009 is $4.0 million over a weighted-average period of 2.9 years.  A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2009 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value Per	Number of	Fair Value Per
	Shares	Share	Shares	Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2008	41	$11.91	236	$20.11
Granted	52	$9.25	143	$9.03
Vested	(41)	$11.91	(58)	$19.55
Forfeited	—	$—	(24)	$18.81
Non-vested, September 30, 2009	52	$9.25	297	$15.00

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2009, 2,508,016 shares had been issued under the ESPP. At the company’s 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance.  As of September 30, 2009, there were a total of 2,823,539 shares reserved for future issuance under the ESPP.  During the nine months ended September 30, 2009, 392,159 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to the Plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)).

The impact on our results for share-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of product and service revenues	$360	$400	$1,025	$1,326
Research and development expenses	284	319	843	935
Selling, general and administrative expenses	1,769	2,049	5,403	6,507
Total share-based compensation expenses	$2,413	$2,768	$7,271	$8,768

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$8,385	$7,714
Work in process	155	—
Finished goods	1,905	5,243
Total	$10,445	$12,957

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Net minimum lease payments to be received	$15,792	$17,899
Less unearned interest income portion	1,757	2,575
Net investment in sales-type leases	14,035	15,324
Less current portion(1)	4,565	4,428
Non-current net investment in sales-type leases(2)	$9,470	$10,896

The minimum lease payments under sales-type leases as of September 30, 2009 are as follows (in thousands):

2009 (remaining amount)	$1,690
2010	5,771
2011	4,444
2012	2,694
2013	1,024
Thereafter	169
Total	$15,792

(1)           A component of other current assets.

(2)           Net of allowance for doubtful accounts of $0.4 million as of September 30, 2009 and $0.3 million as of December 31, 2008.

Note 7. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other” (formerly referred to as (SFAS No. 142), goodwill and intangibles assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Indefinite-lived intangible:
Trade name	$—	$—	$—	$231	$—	$231	Indefinite
Finite-lived intangibles:
Customer base	3,184	907	2,277	3,184	631	2,553	5-8 years
Service contracts	268	268	—	268	268	—	5 years
Acquired technology	9,364	7,498	1,866	9,364	6,295	3,069	3-6 years
Patents	467	72	395	345	63	282	20 years
Trade name	220	198	22	220	116	104	2 years
Non-compete	720	433	287	720	253	467	3 years
Backlog	10	10	—	10	10	—	1 year
Total finite-lived intangibles	14,233	9,386	4,847	14,111	7,636	6,475
Total other intangible assets	14,233	9,386	4,847	14,342	7,636	6,706
Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite
Net other intangibles & goodwill	$39,215	$9,386	$29,829	$39,324	$7,636	$31,688

Amortization expense totaled $1.8 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at September 30, 2009 is as follows (in thousands):

2009 (remaining amount)	$566
2010	2,081
2011	377
2012	377
2013	377
Thereafter	1,069
Total	$4,847

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$25,720	$24,576
Cost of revenues, excluding installation costs	(9,071)	(7,928)
Deferred gross profit	$16,649	$16,648

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Pre-acquisition contingency	$5,301	$6,107
Accrued Group Purchasing Organization (GPO) fees	1,657	1,753
Advance payments from customers	2,911	47
Product quality accrual	—	944
Deferred rent	877	756
Taxes payable	299	333
Accrued professional fees	463	195
Obligations resulting from sale of receivables	44	170
Other	33	52
Total	$11,585	$10,357

Note 10. Commitments

The following table summarizes our contractual obligations at September 30, 2009 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$9,442	$3,761	$5,460	$221	$—
Commitments to contract manufacturers and suppliers(2)	5,064	5,064	—	—	—
Total	$14,506	$8,825	$5,460	$221	$—

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

Note 11. Legal Proceedings

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with ASC 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of September 30, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo Healthcare Solutions, LLC, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office, or the “Reexamination”, which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination.  We are awaiting a response from the United States Patent and Trademark Office following the initial filing of appeal briefs.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736.  The complaint also alleges, among other claims, that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the “NDA”, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA.  We have responded to the complaint and intend to defend the matter vigorously.

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.  We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our condensed consolidated financial statements.  Except as otherwise indicated above, the outcomes in these matters are not probable or reasonably estimable.  We believe that we have valid defenses with respect to legal matters pending against us.  However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

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

A summary of the restructuring activity during the nine months ended September 30, 2009 are as follows (in thousands):

Severance
Costs
Balance of accrual as of December 31, 2008	$—
Charges	2,524
Payments	(2,463)
Balance of accrual as of September 30, 2009	$61

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

•                            our ability to align our cost structure and headcount with our current business expectations;

•                         our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•                            our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

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

We sell our medication dispensing and supply automation systems, and generate the substantial majority of our revenue, in the United States.  However, we have seen an increase in our revenue from our international operations and we expect such revenue from our international operations to increase in future periods as we continue to grow our international business.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, and South America.  Omnicell has not sold in the past, and has no future plans to sell its products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our performance based on company-wide, consolidated results.  In general, we recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place two weeks to twelve months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at our customer’s pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

Operating Environment During the Three Months Ended September 30, 2009

Our business has experienced a decline in revenue year over year caused by general economic conditions which have driven a decline in our customers’ demand for, and their ability to purchase, new automation solutions.  Revenue declined 16.1% from $64.3 million during the three months ended September 30, 2008 to $54.0 million during the three months ended September 30, 2009.  Notwithstanding our recent revenue decline, we believe our solutions remain attractive relative to our competition.  In particular:

•                  We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•                  We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists such as SinglePointe™, Tissue Center System, and Anywhere RN™; and

•                  The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

During the first quarter of 2009, we instituted a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with the reduced sales and installations volume.  The restructuring plan accounted for a reduction of 103 regular and temporary employees, which was partially offset by hiring for newly created positions during that quarter.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

During the third quarter of 2009 we achieved similar performance levels compared to the second quarter of 2009. Both product and service revenues increased compared to the prior quarter, by 2.1% and 4.2% respectively. Although product gross margins declined by 1.0 margin point compared to the prior quarter, mainly due to a higher proportion of lower margin international business, service margins improved by 4.4 margin points due to a growth in service revenues while service costs remained relatively flat. Cash collections were relatively strong during the quarter as compared to the prior quarter, which contributed to a reduction in our trade accounts receivables of $8.9 million, reversing a trend from prior quarters and improving our cash position by $19.9 million compared to the prior quarter.  Net cash provided by operating activities totaled $24.3 million during the nine months ended September 30, 2009.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience, managing our cost structure and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Our overall gross margin declined to 50.5% for the quarter ended September 30, 2009 as compared to 50.9% for the quarter ended September 30, 2008, primarily due to the absorption of fixed costs over a smaller revenue base and a higher mix of international business.  International business carries lower gross margins because our international distributors bear the cost of installation, support and most of the sales effort, and therefore demand lower pricing.  We believe that our gross margins will continue to fluctuate based on the mix of products installed, fluctuation in the percentage of revenues derived from our international business and the related costs and changes in sales and installation headcount compared to our revenue level.

We maintain a development staff with expertise in hospital logistics and computerized automated solutions that allows us to regularly deliver new innovations to the market.  During the first quarter of 2009, we introduced the Omnicell Tissue Center system which is designed to enable surgical personnel to keep tissue specimens secure, including procurement, processing and preserving of the tissue and also to maintain detailed history records.  During the third quarter of 2009, we introduced Omnicell 14.0, which we believe provides our customers enhanced operating room anesthesia solutions and introduces our new proprietary Anywhere RN technology, which is designed to allow Omnicell cabinet transactions to be managed by nurses from virtually any workstation in the hospital, and result in time savings and increased efficiency in medication management.  We believe these new products coupled with enhancements to products we intend to deliver in the future, along with other patient safety and clinical workflow solutions, will continue to help differentiate us in the marketplace.

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

•                         Inventory;

•                         Valuation of share-based awards; and

•                         Accounting for income taxes.

During the nine months ended September 30, 2009, there were no significant changes in our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures,” in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies ASC 320, “Investments—Debt and Equity Securities,” in requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of ASC 825, “Financial Instruments,” for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141(R)-1.  FSP FAS 141(R)-1 amends the provisions in ASC 805, “Business Combinations,” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations.  FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 will have an impact on our consolidated financial statements unless and until we complete a business combination.

In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, “Subsequent Events,” which was codified as ASC 855, “Subsequent Events.”  ASC 855 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements).  ASC 855 is effective for interim reporting periods ending after June 15, 2009.  Our adoption of ASC 855 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009.  These are SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 166 removes the concept of a qualifying special purpose entity from ASC 860, “Transfers and Servicing,” and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  Neither of these new standards has as yet been codified in the new ASC syntax.  We do not expect the adoption of either of these financial accounting standards to have an impact on our consolidated financial statements.

In July 2009, the FASB released the final version of its new “Accounting Standards Codification” (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the third quarter of fiscal 2009, which had no impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, which amends ASC Topic 605, “Revenue Recognition,” to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  Earlier application is permitted.  We are currently evaluating the impact of the adoption of the ASU on our consolidated financial statements.

Results of Operations

	Three Months Ended September 30, (in thousands, except percentages)				Nine Months Ended September 30, (in thousands, except percentages)
	2009		2008		2009		2008
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$42,854	79.4%	$54,294	84.4%	$127,221	80.1%	$159,580	84.1%
Service and other revenues	11,103	20.6%	10,051	15.6%	31,583	19.9%	30,230	15.9%
Total revenues	53,957	100.0%	64,345	100.0%	158,804	100.0%	189,810	100.0%
Cost of revenues:
Cost of product revenues	20,087	37.2%	24,940	38.8%	59,542	37.5%	73,259	38.6%
Cost of service and other revenues	6,621	12.3%	6,642	10.3%	20,055	12.6%	19,083	10.0%
Restructuring charges	—	0.0%	—	0.0%	1,209	0.8%	—	0.0%
Total cost of revenues	26,708	49.5%	31,582	49.1%	80,806	50.9%	92,342	48.6%
Gross profit	27,249	50.5%	32,763	50.9%	77,998	49.1%	97,468	51.4%
Operating expenses:
Research and development	4,981	9.3%	4,685	7.3%	13,532	8.5%	13,939	7.3%
Selling, general and administrative	21,324	39.5%	23,862	37.0%	63,861	40.2%	69,947	36.9%
Restructuring charges	—	0.0%	—	0.0%	1,315	0.8%	—	0.0%
Total operating expenses	26,305	48.8%	28,547	44.3%	78,708	49.5%	83,886	44.2%
Income from operations	944	1.7%	4,216	6.6%	(710)	(0.4)%	13,582	7.2%
Interest and other income, net of other expense	56	0.2%	673	1.0%	433	0.2%	2,804	1.5%
Income before provision for (benefit from) income taxes	1,000	1.9%	4,889	7.6%	(277)	(0.2)%	16,386	8.7%
Provision for (benefit from) income taxes	146	0.3%	1,975	3.1%	(165)	(0.1)%	6,985	3.7%
Net income	$854	1.6%	$2,914	4.5%	$(112)	(0.1)%	$9,401	5.0%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and nine months ended September 30, 2009 and 2008 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Product revenues	$42,854	$54,294	(21.1)%	$127,221	$159,580	(20.3)%
Cost of product revenues	20,087	24,940	(19.5)%	59,542	73,259	(18.7)%
Restructuring charges	—	—		1,008	—
Gross profit	$22,767	$29,354	(22.4)%	$66,671	$86,321	(22.8)%

Product revenues decreased $11.4 million, or (21.1%) in the three months ended September 30, 2009 as compared to the same period in  2008. Product revenues decreased $32.3 million, or (20.3%) in the nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease in product revenue for the three and nine months ended September 30, 2009 was primarily due to a decrease in the number of installations of medication and supply automation systems and central pharmacy products, from both existing and new customers in our U.S. domestic markets.  This decrease was in part offset by an increase in revenues from our international business for the nine months ended September 30, 2009 compared to the same period in 2008.  This net decrease in product revenue year over year reflects the current economic downturn and the resulting capital investment constraints and longer sales cycle by our customers.

Cost of product revenues decreased by $4.8 million, or (19.5%) in the three months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to the reduction in product revenue resulting in a $4.0 million decrease in direct material cost and a decrease in our spending of $0.8 million, primarily from lower headcount and associated headcount related expenses such as travel.  Cost of product revenues decreased $13.7 million, or (18.7%), in the nine months ended September 30, 2009 compared to the corresponding period in 2008.  The decrease was due to both a reduction in product revenue, resulting in a $11.0 million decrease in direct material cost, and a decrease in our spending of $2.7 million, primarily from lower headcount and associated headcount related expenses such as travel.

The cost reductions in the nine months ended September 30, 2009 were partially offset by restructuring charges of $1.0 million relating to our work force reduction during the first quarter of 2009, which lowered headcount by 50 employees, predominately in the manufacturing and field operations departments.  Restructuring costs recorded in the first quarter of 2009 related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on product revenue decreased by $6.5 million, or (22.4%) in the three months ended September 30, 2009 as compared to the same period in 2008. Gross profit on product revenue decreased by $19.6 million, or (22.8%) in the nine months ended September 30, 2009 as compared to the same period in 2008.  The decrease in gross profit on product revenues was primarily a result of lower product revenues and restructuring charges related to our work force reduction, offset by lower direct material costs and lower headcount and travel costs.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three and nine months ended September 30, 2009 and 2008 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)
Service and other revenues	$11,103	$10,051	10.5%	$31,583	$30,230	4.5%
Cost of service and other revenues	6,621	6,642	(0.3)%	20,055	19,083	5.1%
Restructuring charges	—	—		201	—
Gross profit	$4,482	$3,409	31.5%	$11,327	$11,147	1.6%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $1.1 million, or 10.5% in the three months ended September 30, 2009 as compared to the same period in 2008. Service and other revenues increased by $1.4 million, or 4.5% in the nine months ended September 30, 2009 as compared to the same period in 2008.  The increases in service and other revenues for the three and nine months ended September 30, 2009 was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues decreased by $0.02 million, or (0.3%) in the three months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to a $0.04 million decrease in labor and support costs offset by $0.02 million increase in material costs. Cost of service and other revenues increased by $0.9 million, or 5.1% in the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to $0.2 million increase in labor costs in support of the expanded service base, a $0.8 million increase in materials costs associated with increased volumes, and a $0.2 million restructuring charges relating the our workforce reduction during the first quarter of 2009.

Gross profit on service and other revenues increased by $1.1 million, or 31.5% in the three months ended September 30, 2009 as compared to the same period in 2008.  Gross profit on service and other revenues increased by $0.2 million, or 1.6% in the nine months ended September 30, 2009 as compared to the same period in 2008.  The increase in gross margin on service and other revenues for the three and nine months ended September 30, 2008 was due primarily to increased revenue from an expanded installed base without a significant growth in service costs.

Operating Expenses

The table below shows our operating expenses for the three and nine months ended September 30, 2009 and 2008 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(in thousands)

Research and development	$4,981	$4,685	6.3%	$13,532	$13,939	(2.9)%
Selling, general and administrative	21,324	23,862	(10.6)%	63,861	69,947	(8.7)%
Restructuring charges	—	—		1,315	—
Total operating expenses	$26,305	$28,547	(7.9)%	$78,708	$83,886	(6.2)%

Research and Development.  Research and development expenses increased by $0.3 million, or 6.3% in the three months ended September 30, 2009 as compared to the same period in 2008. Research and development expenses represented 9.3% and 7.3% of total revenues in the three months ended September 30, 2009 and 2008, respectively.  The increase was due primarily to less capitalization of software development costs incurred subsequent to reaching technological feasibility.  Research and development expenses decreased by $0.4 million, or 2.9% in the nine months ended September 30, 2009 as compared to the same period in 2008. Research and development expenses represented 8.5% and 7.3% of total revenues in the nine months ended September 30, 2009 and 2008 respectively. The decrease was due primarily to a $1.1 million increase in the amount of capitalized software development costs, offset by higher outside project service costs of $0.8 million.

We expect research and development expenses to remain at the current percent of revenue or increase slightly. The amount of research and development expense can fluctuate based on the amount of proto type expenses for hardware as well as the amount of software development costs capitalized in accordance with ASC 985, “Software.”

Selling, General and Administrative.  Selling, general and administrative expenses decreased by $2.5 million, or 10.6% in the three months ended September 30, 2009 as compared to the same period in 2008.  Selling, general and administrative expenses represented 39.5% and 37.0% of total revenues in the three months ended September 30, 2009 and 2008, respectively.  Selling, general and administrative expenses decreased by $6.1 million, or 8.7% in the nine months ended September 30, 2009 as compared to the same periods in 2008. Selling, general and administrative expenses represented 40.2% and 36.9% of total revenues in the three months ended September 30, 2009 and 2008, respectively. In the nine months ended September 30, 2009, the decrease in selling, general and administrative expenses was primarily due to the restructuring which lowered our headcount related expenses, a decrease of bad debt expense of $0.7 million, a decrease in Group Purchasing Organization fees of $1.0 million and a decrease in freight expense of $0.8 million, each of which is associated with lower sales volume.

We expect selling, general and administrative expenses to stabilize in absolute dollars as we believe that we have aligned our cost structure to the current economic and market environments and product sales volumes.

Restructuring charges.  In the first quarter of 2009, we recorded a $1.3 million charge related to our work force reduction.  There was no corresponding charge during 2008.  As part of our restructuring, we reduced our headcount by 12 employees in research and development, and 31 employees in selling, general and administrative positions. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.  We saw the benefit from our lowered cost structure in the three months ended September 30, 2009 and expect to continue to operate for the rest of the year at close to our revised headcount level.  We do not expect to incur any additional charges associated with this restructuring and we expect to pay substantially all of the accrued severance costs by the end of 2009.

Provision for Income Taxes

For the three and nine months ended September 30, 2009, we recorded an income tax expense of $0.1 million and a benefit of $0.2 million, respectively, as compared with an income tax expense of $2 million and $7 million for the corresponding periods in 2008.  The effective tax rate for the three and nine months ended September 30, 2009 was 14.6% and 59.5% as compared to effective tax rates of 40.4% and 42.6% for the corresponding periods in 2008.  The decrease in the effective tax rate for the three months ended September 30, 2009 as compared to the corresponding periods in 2008 is due to a $0.3 million change in estimate relating to our prior year’s provision for income taxes.  The increase of the effective tax rate for the nine months ended September 30, 2009 as compared to the corresponding period in 2008 is due mostly to the re-measurement of the California deferred tax assets as discussed below.  The estimated annual tax rate differs from the statutory tax rate of 35% primarily due to the impact of state income taxes and statutory stock compensation options charges under ASC 718 (formerly referred to as SFAS No. 123(R)), partially offset by the benefit from research and development tax credits.

In February 2009, California enacted a change in law that allows an elective single sales factor apportionment for taxable years beginning on or after January 1, 2011. We expect to benefit from the California single sales factor election.  In accordance with ASC 740 (formerly referred to as SFAS No. 109), we re-measured our deferred tax assets in the first quarter of 2009, taking into account the reversal pattern and the expected California tax rate under the elective single sales factor.  As a result of this change, we recorded a decrease to our California deferred tax assets by $0.2 million which resulted in a discrete income tax expense of $0.2 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

We had cash and cash equivalents of $146.3 million at September 30, 2009, as compared to $120.4 million at December 31, 2008.  All of our cash is in low risk short term money market funds or demand deposits.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

Operating activities provided $24.3 million of cash during the nine months ended September 30, 2009, as compared to $20.5 million for the nine months ended September 30, 2008.  The two primary differences in cash generated from operations between 2009 and 2008 were lower net income in 2009 of $9.5 million, offset by less cash consumed by accounts receivable of $10.3 million. Accounts receivable balances grew by $11.2 million during the first nine months of 2008 reflecting higher revenues during this period, whereas accounts receivable balances for the same period in 2009 grew by only $0.9 million in line with relatively flat revenues. Other factors contributing to the increase in operating cash flow were higher accrued liabilities and deferred service revenue and lower other current assets.

We used $2.2 million of cash for investing activities during the nine months ended September 30, 2009, a decrease from $8.7 million for the nine months ended September 30, 2008.  The decrease was primarily due to lower spending to support our information technology infrastructure as the implementation of our new enterprise accounting system is substantially complete.

Cash generated in financing activities was $3.7 million during the nine months ended September 30, 2009, as compared to $56.5 million in cash used during the nine months ended September 30, 2008.  The cash generated during the nine months ended September 30, 2009 was from exercises of stock options and sales of our common stock under our ESPP.  The net cash used in the corresponding period in 2008 was primarily for the repurchase of shares of our common stock with an aggregate value of $65.0 million, plus brokerage fees, offset by proceeds from exercises of stock options and sales of our common stock under our ESPP.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended September 30, 2009.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2009, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with ASC 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of September 30, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019.  Flo has received a courtesy copy of the complaint.  On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the “Reexamination”, which was granted.  We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted.  Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination.  The parties are awaiting a response from the United States Patent and Trademark Office following the initial filing of appeal briefs.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736.  The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the “NDA”, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA.  Omnicell has responded to the complaint and intends to defend the matter vigorously.

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss.  We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our condensed consolidated financial statements.  Except as otherwise indicated above, the outcomes in these matters are not probable or reasonably estimable.  We believe that we have valid defenses with respect to legal matters pending against us.  However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

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

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.*

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and

Automed), Talyst, Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Artromick International, Inc., and Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc).

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

•                         certain competitors may develop new features or capabilities for their products not previously offered that could complete directly with our products;

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

Unfavorable economic and market conditions, a decreased demand in the capital equipment and information system markets and uncertainty regarding government legislation in the healthcare industry could adversely affect our operating results.*

Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions, foreign exchange fluctuations, as well as a lessening demand in the capital equipment and information system markets. Customer demand for our products is significantly linked to the strength of the economy. The continued reduction in demand for capital equipment and information systems caused by weak economic conditions and decreased corporate and government spending, deferrals or delays of capital equipment and information system projects, longer time frames for capital equipment and information system purchasing decisions and generally reduced expenditures for capital and information systems solutions will result in decreased revenues and lower revenue growth rates for us and our operating results could be materially and adversely affected.

Additionally, the U.S. Federal government continues to propose legislation designed to reduce the overall cost of healthcare, these proposals and ongoing discussions taking place at the Federal level with regard to healthcare reform may have an impact on our business.  Healthcare facilities may decide to postpone or scale back spending until the implications of any healthcare reform legislation are more clearly understood, which may affect the demand for our products and harm our business.

Due to the lack of available credit opportunities, some of our customers may experience more difficulty in securing funds from third-parties to purchase our products, which could adversely affect the demand for our products or require us to extend credit terms to our customers.*

Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders.  The deterioration in the general economic climate and in the credit market could make it more difficult for our customers to secure financing on large capital equipment transactions such as ours.  To the extent the tightening in the credit market results in difficulty for our customers in financing purchases or leases of our products from third-parties, demand for our products could decline and we may be required to extend credit to certain customers, which would negatively impact our cash balances and increase the risk of collections, in order to sell our products.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. Healthcare facilities still use traditional approaches that do not include automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts and can cause longer sales cycles.  Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.

In addition, our medication and supply dispensing systems typically represent a sizeable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services.  These budgets are often supported by cash flows that can be negatively affected by declining investment income, and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.

Our current and potential customers may have other business relationships with our competitors and consider those relationships when deciding between our products and services and those of our competitors.

Many of our competitors are large companies that sell a variety of products and services into the healthcare market to our current and potential customers and may be better positioned to sell products with similar functionality.  As a result, if a potential customer is a customer of one of these competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance their business relationship with that competitor, regardless of the products’ performance or capabilities.

If we experience delays in or loss of sales of, delays in installations of, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems and as a result, our sales cycles are often lengthy.  The purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse affect upon our operating results and could harm our business.

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

We have experienced substantial changes in our revenue levels and we can not be sure that we will be able to manage any future changes in revenue levels.*

Our revenue declined by 16.1% in the quarter ended September 30, 2009 compared to the corresponding period in 2008. Our revenues grew by 18.2% and 37.7% in fiscal 2008 and 2007, respectively.  Current macroeconomic and general market conditions have contributed to a decline in our revenue recently. Our ability to manage rapid reductions in our revenue and achieve or sustain profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Management of future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages.  The affect of managing share-based compensation expense may make it less favorable for us to grant stock options to employees in the future. If employees believe that the incentives that they would receive under any modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

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

•                         discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are broader in scope and magnitude or are more difficult to manage than originally assumed;

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

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.*

We have contracts with various group purchasing organizations, such as AmeriNet, Inc., Broadlane, Inc., HealthTrust Purchasing Group, L.P., MAGNET Group, MedAssets Supply Chain Systems, LLC., Novation, LLC, and Premier, Inc., which enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

Our quarterly operating results may fluctuate and may cause our stock price to decline.*

Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•                         the ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•                         the size, product mix and timing of orders for our medication and supply dispensing systems, and their installation and integration;

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

•                         fluctuations in the percentage of sales attributable to our international business;

•                         our customers’ budget cycles;

•                         changes in our operating expenses and our ability to stabilize expenses;

•                         our ability to generate cash from our accounts receivable on a timely basis;

•                         the performance of our products;

•                         changes in our business strategy;

•                         macroeconomic and political conditions, including fluctuations in interest rates and tax increases; and

•                         volatility in our stock price and its effect on share-based compensation expense.

Due to all of these factors, our quarterly revenues and operating results are difficult to predict and may fluctuate, which in turn may cause the market price of our stock to decline.

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.*

During the nine months ended September 30, 2009, our common stock traded between $6.25 and $13.50 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We frequently grant stock options to our employees. At September 30, 2009, we had options outstanding to purchase approximately 5.0 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers do not receive their annual funding, our ability to recognize revenues on future sales to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.*

U.S. government customers sign contracts with five-year non-cancelable payment terms but are subject to one-year government budget funding cycles. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables to U.S. government customers. As of September 30, 2009, the balance of our unsold leases to U.S. government customers was $14.2 million.

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

Date: November 6, 2009
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