Form 10-K
period 2009-12-31
OMNICELL, Inc
filed 2010-02-24
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2009 was $328.3 million (based upon the closing sales price of such stock as reported on The NASDAQ Global Market on such date) which excludes an aggregate of 1,110,622 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2009, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2009 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2009. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 19, 2010, there were 32,304,093 shares of the registrant's common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2009 Form 10-K Annual Report

PART I

ITEM 1.    BUSINESS

        This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

  •
  the extent and timing of future revenues, including the amounts of our current backlog, which represents firm orders that have not completed installation and therefore have not been recognized as revenue;

  •
  the size or growth of our market or market-share;

  •
  the opportunity presented by new products or emerging markets;

  •
  our expectations regarding our future backlog levels;

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

        We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, SecureVault™, SafetyMed®, Optiflex™, vSuite™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ and Executive Advisor™. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

        We are a leading provider of automated solutions for hospital medication and supply management. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency. Approximately 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies.

        The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. In 2006, the Institute of Medicine, a non-profit, non-governmental arm of the National Academies, estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are facing increasing medication regulatory controls that we believe manual tracking systems cannot adequately support. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution starting from the point of entry into the hospital, through the central pharmacy, to the nursing station and, ultimately, to the patient's bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication barcode verification at every step of the medication administration process, from entry to the hospital through to administration to a patient.

        Similar to our medication solutions, our medical and surgical supply systems provide acute care hospitals control over consumable supplies critical to providing quality healthcare. This solution provides inventory control software that is designed to ensure critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture. We have recently introduced additional product features that allow implantable tissue grafts to be monitored and tracked for additional patient safety and regulatory compliance.

Business Strategy

        Our strategy is to provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. We have developed innovative solutions that are designed to meet the needs of the clinicians who use them on a day-to-day basis. We are continually working to enhance our product and service offerings, and we maintain flexibility in system design and the installation process to meet our customers' evolving needs. To meet these needs, we strive to provide proprietary, innovative solutions that help our customers stay focused on their goal of providing quality healthcare. Our solutions are designed to provide everything the customer requires to install and maintain medication and medical and surgical supply control. We believe superior solutions include proactively anticipating and meeting customer needs, listening carefully to our customers' prospective issues and meeting and exceeding their installation and maintenance support expectations.

        Our goal of improving healthcare for everyone has led us to take certain steps in the development of our business and our long term approach to our market, such as:

  •
  Innovating products to address patient safety and cost-containment pressures facing healthcare facilities while improving clinician workflow and overall operating efficiency;

  •
  Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of stand-alone community hospitals to multi-hospital entities and Integrated Delivery Networks, or IDNs;

  •
  Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide integration of our products with the other healthcare information systems our customers use; and

  •
  Providing a full service, positive experience for our hospital customers in the solution sales process, the timing and implementation of our product installation and the responsiveness of our support services.

        We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include SinglePointTM, a software product that allows up to 100% of the medications used by a hospital to be controlled through our systems and AnywhereRNTM, a software solution that enables the operation of our medication dispensing cabinets from remote workstations, both of which save time, improve workflow efficiency for both pharmacy and nursing departments, and can significantly improve the safety of the medication administration process. Additionally, we have developed new solutions to allow hospitals to track and monitor various tissue grafts used in surgery. These solutions are integrated with our overall medical and surgical supply chain inventory management and charge capture systems.

        In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheterization lab, the nursing areas and the patient point of care. We believe the breadth of our portfolio of automation products makes our solutions more valuable to our customers, allowing hospital clinicians to automate and control more of the medication and medical and surgical supply distribution processes. Looking forward, we expect to offer products with an even greater ability to improve patient safety for our customers, both through internal development and through acquisitions.

Industry Background

        The acute care market in the United States, where most of our sales occur, is comprised of approximately 6,400 hospitals and facilities with a total capacity of approximately 940,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.

        The delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the institution. The use of manual and paper-based systems in many hospital departments today results in highly complex and inefficient processes for tracking and delivering medications and supplies. Over the past two decades, healthcare facilities have made relatively small proportional investments in information technology. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes and address mandated patient safety initiatives. These factors have contributed to medical errors and unnecessary process costs across the healthcare sector.

        Healthcare providers and facilities are also affected by significant economic pressures. Demand for healthcare services continues to increase, driving shortages in the United States labor market for healthcare professionals, particularly nurses and pharmacists. Rising costs of labor, prescription drugs and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with the continuing consolidation in the healthcare industry, have significantly increased the need to improve the efficiency of healthcare professionals and to control costs.

        Outside the United States, certain healthcare providers also are becoming increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. International growth in our industry is therefore expected to become significant over the next several years.

Key Industry Events and Reports

        Reports by the Institute of Medicine, or IOM, the Food and Drug Administration, or FDA, and the Joint Commission for the Accreditation of Healthcare Organizations, also known as The Joint Commission, or JCAHO, have increased public and healthcare industry awareness of the dangers caused by medication errors. Regulatory standards and industry guidelines, such as those published by the Institute for Safe Medication Practices, or ISMP, as well as the desire of healthcare organizations to provide premium quality service and avoid liability, have driven acute care facilities to prioritize investment in capital equipment to improve patient safety. Such reports and regulatory standards include:

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

  •
  On February 25, 2004, the FDA published a rule that requires linear barcodes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA estimated that the barcode rule, once implemented, would result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the subsequent 20 years, $93 billion in cost savings and other economic benefits.

  •
  In 2004, The Joint Commission set medication management standard 2.20, which requires that "medications are properly and safely stored throughout the hospital." The Joint Commission audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

  •
  In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 and indicated that an estimated 1.5 million medication errors occur annually in the United States.

  •
  In 2008, and updated in 2009, the ISMP published guidelines for the Interdisciplinary Safe Use of Automated Dispensing Cabinets.

        These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care and hospitals throughout the country are seeking to implement the most robust medication safety solutions available. Top teaching hospitals are among the early adopters of our new technologies and our customers include 14 of the top 21 hospitals in the United States, as rated by US News and World Reports.

Our Products and Services

        We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a healthcare facility's operational efficiency. Our products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management, and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data which enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and timely reorder of supplies. These products range from industrial-grade software-driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system while optimizing the workflows for each type of medication or supply managed. We also provide services including customer education and training to help customers to optimize their use of our technology.

Medication Use Products

        Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Anesthesia Workstation, WorkflowRx, SecureVault, OmniLinkRx, Mobile Carts and SafetyMed products. To provide our customers with end-to-end medication control, our product line incorporates barcode technology throughout. Our solutions incorporate third generation technology, which we believe is the most advanced on the market today. Medication control technology has evolved over the past thirty years. First generation technology provided secure electronic storage and dispensing of medications in distributed locations in the hospital but was only economically viable to deploy with the most frequently used drugs and controlled substances. Second generation technology added the ability to track medication dispensing to a patient, but still was limited as to the number and type of medications that could be tracked. Third generation technology, through our SinglePointe solution is able to track medication dispensing and dynamically manage up to 100% of medications specific to individual patients. Used in combination with the rest of our suite of medication use solutions, SinglePointe provides the highest level of medication management automation available and is unmatched in the market today. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system which automates the management and dispensing of medications at the point of use.
SinglePointe	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the OmniRx product which controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital.
AnywhereRN	Any nursing area in a hospital department that administers medications	Software which allows nurses to remotely operate automated dispensing cabinets from virtually any workstation in the hospital.
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications.
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems.
SecureVault	Hospital central pharmacy	Controlled substance barcode inventory management system.
OmniLinkRx	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling.
Mobile Carts	Any nursing area in a hospital department that administers medications	A mobile wireless computer and dispensing system that provides a mobile platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies.
SafetyMed	Patient's bedside	Nursing workflow automation and barcode medication administration system.

Nursing Floor Solutions

        The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use, featuring biometric fingerprint identification, advanced single-dose dispensing, barcode confirmation and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology, and integration with an Internet browser for clinical reference information.

        The SinglePointe solution is a software extension to the OmniRx solution that allows pharmacists to automate the distribution of specially handled medications, enabling control of up to 100% of all medications through the automated dispensing system. The SinglePointe solution allows for patient-specific medication control which extends the benefits of automated medication distribution, including increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances, to a broader range of the medication distribution process in the hospital.

        The AnywhereRN solution is a software solution that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. Anywhere RN is intended to reduce nurse distractions in the medication administration process as cabinet operations can be done in private or quieter areas. It is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications.

        The SafetyMed solution is a nursing workflow automation and barcode medication administration system. When integrated with our OmniRx medication dispensing systems, and the OmniCenter server, the SafetyMed solution verifies and documents patient identity, time of drug administration, the caregiver, the medication administered and the dosage, helping to reduce medication errors.

        The Mobile Cart solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items.

Central Pharmacy Solutions

        The OmniLinkRx solution is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.

        The WorkflowRx solution is an automated storage, retrieval, inventory management and repackaging solution for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system or on both. Barcode administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with barcodes, utilizing a repackaging system enables bedside medication administration solutions, such as the SafetyMed solution, to perform barcode checking at the patient bedside.

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

Operating Room Solutions

        The Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician working in the operating room. The Anesthesia TT solution is a fixed-position tabletop unit designed as a medication-only system.

Medical and Surgical Supply Products

        Our medical and surgical supply products provide acute care hospitals control over consumable supplies critical to providing quality healthcare. These solutions provide inventory control software that is designed to ensure that critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture.

        We have recently introduced additional product features that allow implantable tissue and bone grafts to be monitored and tracked for additional patient safety and regulatory compliance. The bone and tissue features are integrated with our overall medical and surgical supply chain inventory management and charge capture systems. These solutions are designed for use in the materials management department, the nursing unit and specialty areas such as the catheterization lab and the operating room. They integrate with other information management systems and utilize barcode technology extensively.

        Our supply product line includes the Omnicell Supply Cabinet, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex SS, OptiFlex CL, and OptiFlex MS. Each of the supply-line products is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Supply Solution	Any nursing area in a hospital department that uses patient care supplies	Secure dispensing systems which automate the management and dispensing of medical and surgical supplies at the point of use.
Supply/Rx Combination Solution	Any nursing area in a hospital department that uses patient care supplies and administers medications	Secure dispensing systems which manage both supplies and medications from the same cabinets, using the same user interface screens, in medical and surgical units and specialty areas.
Omnicell Tissue Center	Perioperative areas of the hospital	Manages the chain of custody for bone and tissue specimens from the donor to the patient in the operating room.
OptiFlex SS	Perioperative areas of the hospital	Specialty modules for the Perioperative areas.
OptiFlex CL	Procedure areas in the hospital including the Cardiac Catheterization Lab	Specialty modules for the Cardiac Catheterization Lab and other procedure areas.
OptiFlex MS	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of utilizing barcode control in an open shelf environment.

        The Omnicell Supply Solution is a secure dispensing system which dispenses and tracks medical and surgical supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used across the hospital as described below.

  •
  Supply/Rx Combination Solution is designed to manage medications and supplies in one versatile cabinet or group of cabinets. This solution allows each department to manage supplies and medications independently, while tracking transaction data, inventory, expenses and treatment costs through a single system.

  •
  Omnicell Tissue Center allows the operating room staff to manage the chain of custody for bone and tissue specimens from the donor to the patient in the operating room. This solution enables compliance with The Joint Commission, or JCAHO, requirements and Association of Operating Room Nurses guidelines regarding the handling of tissue specimens.

  •
  OptiFlex SS manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique bar code for each surgical case, based on physician, procedure, and patient and provides information on the case for data analysis, reporting and charge capture. The Suture Module is designed to be integrated into the Omnicell Supply Solution to secure, dispense and automatically track suture usage.

  •
  OptiFlex CL manages supplies and creates cases in the cardiac catheterization lab, interventional radiology, and other procedure areas. This solution allows real-time point of use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by physician. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage. The Implant Tracking Module records expiration date, lot and serial number information to enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.

  •
  OptiFlex MS solution provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.

Other Products and Services

        Services.    We provide services that include customer education and training and maintenance and support services, all provided on a time-and-material basis. We also provide fixed period service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service operations team.

        Omnicell Interface Software.    Our interface software provides interface and integration between our medication-use products or our supply products and a healthcare facility's in-house information management systems. Interface software is designed to provide integration and communication of patient data, logistical data, inventory information, charge capture and billing information and other healthcare database information.

        Omnicell professional services.    Omnicell professional services products include Executive Advisor, a dashboard which offers advanced reporting features available on a subscription basis, Medical Surveillance, an electronic tracking system that identifies potential drug diversions and other professional services.

Sales and Distribution

        We sell our medication dispensing and supply automation systems primarily in the United States and Canada. Approximately 94% of our product revenue is generated in those markets. Our sales force is organized by geographic region in the United States and Canada. Our combined direct, corporate and international distribution sales teams consist of approximately 83 staff members. Nearly all of our direct sales team members have pharmacy management or hospital supply management experience. Individual sales representatives focus on either our medication control or medical and surgical supply product lines. Our corporate sales team focuses on large Integrated Delivery Networks, or IDNs, Group Purchasing Organizations, or GPOs, and the U.S. government.

        The sales cycle for our automation systems is long and can take in excess of twelve months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. We have contracts with several GPOs that enable us to sell our automation systems to GPO-member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane Inc., First Choice Management, HealthTrust Purchasing Group, L.P., MAGNET Group, MedAssets Supply Chain

Systems, Novation, LLC, Premier, Inc., Resources Optimization & Innovation, Carolinas Shared Services, LLC and U.S. General Services Administration.

        We offer multi-year, non-cancelable lease payment terms to assist hospitals in purchasing our systems by reducing their cash flow requirements. We sell the majority of our multi-year lease receivables to third-party leasing finance companies, but we also maintain a certain portion of our leases in-house.

        Our field operations representatives support our sales force by providing operational and clinical expertise prior to the close of a sale and during installation of our automation systems. This group assists the customer with the technical implementation of our automation systems, including configuring our systems to address the specific needs of each individual customer. After the systems are installed, on-site support is provided by our field service team and technical support group.

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

        In addition, our international sales team handles sales, installation and service through distribution partners in Asia, Australia, Europe, the Middle East and South America. Omnicell has been involved in a growing number of new installations in international markets and expects to continue growing its business in light of the expected increase in global demand for hospital automation solutions.

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

        Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing and conditions for the use of our intellectual property. We have entered into a long-term contract with one of our suppliers. This arrangement does not commit us to purchase any particular amount and we may terminate our agreement without cause at any time with between four and six months notice, depending upon the circumstances of the termination.

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

Competition

        The medication management and supply chain solutions market is intensely competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards and dynamic customer requirements.

        Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Inc., Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Capso Solutions (through its acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc), WaveMark Inc., ParExcellence Systems, Inc. and Lawson Software, Inc.

        We believe our products and services compare favorably with the offerings of our competitors, particularly with respect to proprietary technological advancements, system performance, system reliability, installation, applications training, service response time and service repair quality.

Intellectual Property and Proprietary Technology

        We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights.

        We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to our "See & Touch" methodology used in our medication dispensing and supply automation systems, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2013 and 2027.

        All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyMed, and SafetyStock, and trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

        We utilize industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. During 2009, we announced a new version of our central pharmacy solution software, WorkflowRx 6, a new version of our supply product line software, OptiFlex 10 and a new version of our main medication dispensing automation system, Omnicell 14.

Employees

        As of December 31, 2009, we had a total of 753 employees, including 76 in manufacturing, 121 in research and development, 119 in sales, of which 83 comprise our combined direct, corporate and inside sales teams, 10 in sales administration and 26 in field operations who perform pre-sales activity, 172 in customer service, 136 in field operations, 24 in marketing and 105 in general and administration positions. In January, 2009, we announced a worldwide reduction in regular full-time employees of approximately 100 positions affecting all operating areas. Since that time, we have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of our marketplace. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

Business Under Government Contracts

        A number of our U.S. government owned or government-run hospital customers sign five-year non-cancelable leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see Item 1A, "Risk Factors."

Financing Practices Relating to Working Capital

        We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1 of "Notes to the Consolidated Financial Statements" included in this Annual Report on Form 10-K.

Product Backlog

        Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2009 and 2008, our backlog was $113.6 million and $109.6 million, respectively.

Company Information

        We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.

Available Information

        We file reports and other information with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington,

DC 20549, (2) are available at the SEC's internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information on our website is not incorporated by reference nor otherwise included in this report.

Executive Officers

        The following table sets forth certain information as of February 17, 2010 about our executive officers:

Name	Age	Position
Randall A. Lipps	52	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	44	Senior Vice President, Field Operations
Robin G. Seim	50	Chief Financial Officer and Vice President Finance, Administration and Manufacturing
Dan S. Johnston	46	Vice President and General Counsel
Nhat H. Ngo	37	Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	48	Vice President, Global Marketing and Product Development

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

        Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President of Finance, Administration and Manufacturing. From March 2005 to December 2005, Mr. Seim served as Chief Financial Officer of Mirra, Inc., a developer of digital content protection products. From July 2001 to December 2004, Mr. Seim served as Chief Financial Officer of Candera, Inc., a maker of network-based storage controllers. From September 1999 to April 2001, Mr. Seim served as Chief Financial Officer of Villa Montage Systems, Inc., a provider of residential broadband access management systems. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.

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

        Nhat H. Ngo joined Omnicell in November 2008 as Vice President of Strategy and Business Development. From January 2007 to October 2008, Mr. Ngo served as Vice President of Business Development and Licensing for a business unit of Covidien, a global healthcare products company. From June 1999 to April 2006, Mr. Ngo worked at BriteSmile, Inc., a direct-to-consumer aesthetic technology company and served in a variety of senior leadership positions in marketing, sales, operations, strategic planning and corporate development. From September 1997 to June 1999, Mr. Ngo practiced corporate law at Shaw Pittman. Mr. Ngo received a B.S. in commerce, with a concentration in finance, from the University of Virginia McIntire School of Commerce and a J.D. from the University of Virginia School of Law.

        Marga Ortigas-Wedekind joined Omnicell in January of 2009 as Vice President, Marketing. In May 2009, she was named Vice President, Global Marketing and Product Development. From February 2002 to October 2008, Ms. Ortigas-Wedekind was the Senior Vice President Marketing, Development, and Clinical Affairs of Xoft, Inc., a medical device company. From February 2000 to December 2001, she served as Vice President of Sales and Marketing for ProDuct Health, (purchased By Cytyc, Inc.) a company involved in early breast cancer diagnosis and risk stratification. From January 1990 to February 2000, she worked at Guidant Vascular Intervention, a medical device company, in various functions covering international and worldwide sales and marketing, culminating in the role of Director, Market Development. She received a B.A. in political economics from Wellesley College and an M.B.A. from the Stanford Graduate School of Business.

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

        Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the capital equipment and information system markets. Customer demand for our products is significantly linked to the strength of the economy. If demand for capital equipment and information systems caused by weak economic conditions and decreased corporate and government spending, deferrals or delays of capital equipment and information system projects, longer time frames for capital equipment and information system purchasing decisions and generally reduced expenditures for capital and information systems solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.

        Additionally, as the U.S. Federal government continues to propose legislation designed to reduce the overall cost of healthcare, these proposals and ongoing discussions taking place at the Federal level with regard to healthcare reform may have an impact on our business. Healthcare facilities may decide to postpone or scale back spending until the implications of any healthcare reform legislation are more clearly understood, which may affect the demand for our products and harm our business.

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

        The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Inc., Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Capso Solutions, (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc), WaveMark Inc., ParExcellence Systems, Inc., and Lawson Software, Inc.

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

        Many of our competitors are large companies that sell a variety of products and services into the healthcare market to our current and potential customers and may be better positioned to sell products with similar functionality. As a result, if a potential customer is a customer of one of these competitors, the customer may be motivated to purchase medication and supply dispensing systems or other automation solutions from our competitor in order to maintain or enhance their business relationship with that competitor, regardless of the products' performance or capabilities.

Any reduction in the demand for or adoption of our medication and supply dispensing systems and related services would reduce our revenues.

        Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at healthcare facilities. A significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication and supply dispensing management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.

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

        The purchase of our medication and supply dispensing systems is often part of a customer's larger initiative to re-engineer its pharmacy, distribution and materials management systems and as a result, our sales cycles are often lengthy. The purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse affect upon our operating results and could harm our business.

        In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems has increased over the past few years for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers or delays in the determination that the earnings process is complete may also causes a delay in the recognition of revenue for that system.

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

        In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The affect of managing share-based compensation expense may make it less favorable for us to grant stock options, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Failure to receive such approval could prevent us from granting equity compensation at market competitive levels and make it more difficult to attract, retain and motivate employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We have experienced substantial changes in our revenue levels and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

        Our revenue declined by 11.9% in the quarter ended December 31, 2009 compared to the corresponding period in 2008, while our revenues grew by 18.2% and 37.7% in fiscal 2008 and 2007, respectively. Current macroeconomic and general market conditions have contributed to a decline in our revenue recently. Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

Due to the lack of available credit opportunities, some of our customers may experience more difficulty in securing funds from third-parties to purchase our products, which could adversely affect the demand for our products or require us to extend credit terms to our customers.

        Many of the products we sell and lease to our customers are capital equipment, and many of those customers finance their large capital equipment purchases or leases with funds secured from third-party lenders. Any deterioration in the general economic climate and in the credit market could make it more difficult for our customers to secure financing on large capital equipment transactions such as ours. To the extent that a tightening in the credit market results in difficulty for our customers in financing purchases or leases of our products from third-parties, demand for our products could decline and in order to sell our products, we may be required to extend credit to certain customers, which would negatively impact our cash balances, affect the classification of our short and long-term receivables and increase the risk of collections from such customers.

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
  our customers' budget cycles;

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

        Our current Group Purchasing Organization contracts include AmeriNet, Inc., Broadlane Inc., First Choice Management, HealthTrust Purchasing Group, L.P., MAGNET Group, MedAssets Supply Chain Systems, Novation, LLC, Premier, Inc., Resources Optimization & Innovation, Carolinas Shared Services, LLC and U.S. General Services Administration. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

        During the year ended December 31, 2009, our common stock traded between $6.25 and $13.50 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

Complications in connection with our current business information system initiative as well as the integration with recently issued accounting standards may impact our results of operations, financial condition and cash flows.

        We replaced our enterprise-level business information system with a new enterprise resource planning system in January 2009. This conversion resulted in changes to the tools we use to take orders, procure materials, manage inventories, schedule production, remit billings, collect cash, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that we will not see the expected benefit from the implementation of this new system in accordance with its anticipated timeline and will incur additional costs. In addition, effective for our fiscal 2011, we are required to adopt ASU 2009-13 and 2009-14, which we anticipate will have the effect of modifying our revenue recognition policy. We further anticipate that integration of these ASUs will require a substantial amount of management's time and attention and require integration with the recently implemented enterprise resource planning system. The implementation of the system and the adoption of the recently issued ASUs, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.

        We frequently grant stock options to our employees. At December 31, 2009, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

If our U.S. government customers that lease our equipment do not receive their annual funding, or if the government contracting mandates require unilateral changes to our contract with government customers that lease, our ability to enter into lease arrangements or to recognize revenues on such future leases to U.S. government customers, to sell our U.S. government receivables to third-party leasing companies or to collect payments on unsold receivables from U.S. government customers could be impaired.

        U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the FSS contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of December 31, 2009, the balance of our unsold leases to U.S. government customers was $14.8 million.

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

        For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment and coordination on the part of our customers and may require coordination with third party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business.

Our failure to protect our intellectual property rights could negatively affect our ability to compete.

        Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

        We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. In addition, in connection with our 2007 acquisition of Rioux Vision, Inc., we have taken on the defense of a lawsuit filed against Rioux Vision that claims that certain mobile carts designed and sold by Rioux Vision infringe a patent owned by Flo Healthcare Solutions, LLC. In connection with those proceedings, in December of 2008, Flo Healthcare Solutions, LLC filed a lawsuit against Omnicell alleging infringement of the same patent by the same carts from Rioux Vision that Omnicell markets. Also, in July, 2009, Medacist Solutions Group LLC filed a lawsuit against us alleging among other things, that certain of our ProServ 1 offerings infringe a patent owned by Medacist. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.

        We market products that contain software and software only products. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could require design modifications to previously shipped products or cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

Product liability claims against us could harm our competitive position, results of operations and financial condition.

        Our products provide medication management and supply chain solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to liability claims, regardless of any outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability, and we attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.

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

        Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third-party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products we will either have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products and in turn our business and prospects.

Our international operations may subject us to additional risks that can adversely affect our operating results.

        We currently have operations outside of the United States, consisting of software development and customer support through our India subsidiary, international sales efforts centered in Europe and Asia and supply chain sourcing in Asia. Our international operations subject us to a variety of risks, including:

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

        While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, or the Drug Enforcement Administration, or DEA, these products, or our future products, if any, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

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

        We intend to continue to expend substantial funds for research and development activities, product development, sales and marketing activities and the potential acquisition and integration of complementary products and businesses. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to certain contractual restrictions on our operations.

Changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could affect its future results.

        We are subject to taxes in the United States and other foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. We regularly assesses the likelihood of adverse outcomes to determine the adequacy of its provision for taxes. We are also subject to examination of its income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect the our financial condition and operating results.

Catastrophic events may disrupt our business and harm our operating results.

        We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Further, many of these systems are housed or supported in or around our corporate headquarters located in California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers' orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in Illinois, Tennessee, Texas and India and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Technical support and training facility
Bangalore, India	Research and development and technical support
The Woodlands, Texas	Research and development, technical support and marketing
Lebanon, Tennessee	Research and development and marketing
Hong Kong, China	Manufacturing support

        For additional information regarding our obligations pursuant to operating leases, see Note 11, "Commitments and Contingencies" to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, "Business Combinations," we

included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of December 31, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

        On March 4, 2009, we filed, but did not serve, a complaint against Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell's U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties are awaiting a response from the United States Patent and Trademark Office following the filing of appeal briefs.

        On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the NDA, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA. Omnicell has responded to the complaint and intends to defend the matter vigorously.

        As required under ASC 450, "Contingencies," we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, the outcomes in these matters are not probable or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

        Our common stock is traded on The NASDAQ Global Market under the symbol "OMCL." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock.

Fiscal Year Ended December 31, 2009	High	Low
Fourth Quarter	$12.19	$9.62
Third Quarter	$13.50	$9.85
Second Quarter	$11.39	$7.19
First Quarter	$12.97	$6.25

Fiscal Year Ended December 31, 2008	High	Low
Fourth Quarter	$13.26	$7.77
Third Quarter	$18.00	$11.46
Second Quarter	$21.26	$10.83
First Quarter	$30.30	$15.87

        As of February 19, 2010, we had approximately 32,304,093 shares of common stock outstanding held by approximately 182 stockholders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

        The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indices: The NASDAQ Composite Index and the Standard & Poor's (S&P) Composite 1500 Health Care Sector Index (as calculated using a market cap weighting methodology). The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The S&P Composite 1500 Health Care Sector Index tracks the aggregate price performance of health care equity securities. Omnicell's common stock is traded on The NASDAQ Global Market and is a component of both The NASDAQ Composite Index and the S&P Composite 1500 Health Care Sector Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., The NASDAQ Composite Index
and The S&P Composite 1500 Health Care Sector Index(1)

*
$100 invested on 12/31/04 in The NASDAQ Composite Index, S&P Composite 1500 Health Care Sector Index and in Omnicell, Inc. including reinvestment of dividends.

(1)
This section is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

OMNICELL, INC.
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Total revenues	$213,457	$251,865	$213,081	$154,710	$121,518

Income (loss) from operations(1)	$669	$17,340	$18,224	$9,256	$(2,705)

Net income (loss)	$444	$12,724	$43,295	$10,365	$(2,074)

Net income (loss) per share:
Basic	$0.01	$0.40	$1.35	$0.38	$(0.08)

Diluted	$0.01	$0.38	$1.28	$0.36	$(0.08)

Shares used in per shares calculations:
Basic	31,691	32,076	32,080	27,345	25,906

Diluted	32,063	33,108	33,820	28,902	25,906

Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Total assets	$322,260	$308,542	$328,423	$154,630	$100,428
Long-term obligations, net of current portion	$21,405	$17,630	$15,963	$11,078	$11,409
Total stockholders' equity	$242,304	$233,557	$254,639	$89,996	$55,238

The amounts shown include the results of the following acquisition: Rioux Vision, Inc. from December 11, 2007.

(1)
Income (loss) from operations includes the following items:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Share-based compensation expense	$9,725	$11,165	$11,162	$8,129	$—

        The amounts shown include the results of adopting ASC 718 (formerly referred to as Statement of Financial Accounting Standards (SFAS) No. 123(R)), as of January 1, 2006.

        You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 2009, 2008, and 2007 and the consolidated balance sheet data at December 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

OMNICELL, INC.
SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share data) (unaudited)
2009
Total revenues	$52,204	$52,643	$53,957	$54,653
Gross profit	$23,820	$26,929	$27,249	$27,223
Income (loss) from operations	$(2,971)	$1,317	$944	$1,379
Net income (loss)	$(1,871)	$904	$854	$557
Net income (loss) per share:
Basic(1)	$(0.06)	$0.03	$0.03	$0.02
Diluted(1)	$(0.06)	$0.03	$0.03	$0.02

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except per share data) (unaudited)
2008
Total revenues	$62,090	$63,374	$64,345	$62,055
Gross profit	$32,344	$32,360	$32,763	$31,166
Income from operations	$4,861	$4,504	$4,216	$3,758
Net income	$3,733	$2,753	$2,914	$3,323
Net income per share:
Basic(1)	$0.11	$0.09	$0.09	$0.11
Diluted(1)	$0.10	$0.08	$0.09	$0.10

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

Overview

        We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical and surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency.

        We sell our medication dispensing and supply automation systems primarily in the United States. Approximately 6% of our product revenue is from outside the United States and Canada, although we believe adoption of our products internationally will increase in future years. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls. In 2009, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility. We continued purchasing sub-assemblies at a few single-source off-shore manufacturing suppliers to provide increased manufacturing capacity. In 2005, we established a subsidiary in India, Omnicell Corporation (India) Private Limited. This subsidiary is focused on software product development and customer support. A substantial number of our U.S employees involved in sales, customer support and installation work remotely.

        In general, we recognize revenue when our systems are installed. For all of our products except Mobile Carts, installation generally takes place two weeks to nine months after our systems are ordered. Installation of Mobile Carts takes place one to three months after the order is received. The installation process at our customers' sites includes internal procedures associated with integrating large capital expenditures and time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer's pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, timing of customer installations, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

        Our revenue declined from $251.9 million in 2008 to $213.5 million in 2009 due to the economic downturn and healthcare facilities' subsequent reduction in their capital spending. We believe that the economic downturn is temporary and that spending in the healthcare industry and demand for our products will increase in the future. We believe that the following four factors will be responsible for the demand for our products:

  •
  The overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase, the quality of healthcare services increases and the availability of healthcare services increases;

  •
  The environment of increased patient safety awareness, increased regulatory control and increased need for workflow efficiency through the adoption of technology in the healthcare industry has driven our solutions to be a high priority in the capital budgets of healthcare facilities;

  •
  We have continued to differentiate ourselves through a strategy intended to provide the best customer experience in the healthcare industry; and

  •
  We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses, pharmacists, supply chain managers, chief information officers and hospital management.

        Our product backlog, consisting of orders accepted but not yet installed, increased from $109.6 million at December 31, 2008 to $113.6 million at December 31, 2009. While our customers experienced a challenging financial environment caused by macroeconomic conditions, which contributed to decreasing investment returns, decreasing hospital foundation donations and increasing costs of financing, we believe the macroeconomic environment that caused our customers to postpone their acquisition decisions began to improve in the latter half of 2009. Even with this positive development, however, we are likely to continue experiencing delays in closing contracts until economic conditions appreciably improve.

        In addition, in 2009 we saw our order mix shift towards larger institutions and replacement of systems sold by our competitors, which caused increased variability in our order rates and size of orders and may cause increased variability in the timing of future revenues. We expect to operate through 2010 with backlog within our objective of six to nine months of forward revenue but we believe there will be variation from time to time in the total dollar value of orders in backlog. We believe that our key business strategies are a significant component to our success in achieving market acceptance of our products and services. These key strategies include:

  •
  Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry by:

  •
  Proactively anticipating and meeting customer needs;

  •
  Listening carefully to our customers' prospective issues; and

  •
  Meeting and exceeding our customers' installation and support needs.

  •
  Sustaining technological leadership in the development of our products by:

  •
  Consistently innovating our product and service offerings; and

  •
  Maintaining our flexibility in customer product design and in the installation process.

        In order to implement these strategies during 2009, we:

  •
  Increased our field organizations as a percentage of our total staff to foster better customer service;

  •
  Continued to announce and deliver new proprietary product offerings such as Anywhere RN, Tissue Tracking, Central Pharmacy software solutions and enhanced operating features for anesthesiologists; and

  •
  Continued our strategy to manufacture sub-assemblies at manufacturing supplier locations, providing us the potential for increased manufacturing capacity, increased flexibility, and reduced demands on working capital.

        Long-term liabilities were $21.4 million in 2009, up from $17.6 million in 2008. This is principally composed of long-term deferred service revenue, which was $20.8 million in 2009, up from $16.8 million in 2008. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.

        In 2009, we generated positive overall cash flow of $48.8 million primarily due to lower accounts receivable, increased deferred service contracts and net income, adjusted for non-cash expenses associated with depreciation, amortization and share-based compensation. In 2008, we generated negative overall cash flow of $49.4 million, mainly due to $65.1 million in repurchases of our common stock. Net cash provided by operations continued to be positive for the fourth consecutive year at $43.1 million for the year ended December 31, 2009 and our cash and cash equivalents balance as of December 31, 2009 was $169.2 million. We expect cash provided by operations to remain positive in 2010.

        In the first quarter of 2009, we reduced our headcount significantly to align our business with overall demand for our products. Consequently, our full-time headcount declined from 844 on December 31, 2008 to 753 on December 31, 2009.

        We record compensation costs of share-based awards, options and purchases of our common stock pursuant to our employee stock purchase plan in accordance with ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). Total share-based compensation expense for the year ended December 31, 2009 was $9.7 million. The impact on net income per share for the year ended December 31, 2009 was $0.31 per share-basic and $0.30 per share-diluted. We anticipate that the growth rate of our expenses from share-based compensation, may, at times, exceed the future growth rate of our revenues.

        Our gross profit decreased 18.2% for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to lower revenue during 2009. Gross margin decreased by 1.8 percentage points to 49.3% for 2009, primarily due to product mix changes and higher cost of services. We believe that our gross margins could decline further in 2010 as a result of market price reductions, additional costs to expand our business and expenses from share-based compensation. This decrease could be partially offset by improved efficiency in our field operations and lowered component and subassembly costs from ongoing supplier management programs.

        Net income of our business declined during 2009 due to lower gross profit, as discussed above, and a reduction in interest income from cash balances. We also recorded a $1.5 million restructuring charge, net of tax, from a workforce reduction in the first quarter of 2009. There was no corresponding charge during 2008. Restructuring costs related primarily to severance pay, continuation of benefits and outplacement services.

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

        Revenue recognition.    Our hardware products are integrated with software that is essential to their functionality. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with ASC 985, "Software" (formerly referred to as Statement of Position No. 97-2). For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

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

        In general, for sales not requiring our installation or modification, we recognize sales on delivery of products to our customers. We recognize sales on shipment to distributors since we do not have further installation obligations and we do not allow for rights of return. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

        We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenue any payments we receive for a new sale that relate to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with ASC 840, "Leases" (formerly referred to as SFAS No. 13). We recognize product related revenue, based on the net present value of the future lease payment streams, for sales-type leases as our installation obligations are met, if any. Interest income in sales-type leases is recognized in product revenue using the interest method.

        Provision for allowances.    We continually monitor and evaluate the collectability of our trade receivables and our net investment in sales-type leases based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's inability to meet its financial obligation to us such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience.

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    We account for goodwill and other intangible assets in accordance with ASC 350, "Intangibles—Goodwill and Other" (formerly referred to as SFAS No. 142). Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances.

        We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We review long-lived assets and certain purchased intangibles for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount. Recoverability of an asset is measured by comparing its carrying amount to the expected future undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in:

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

        Valuation of share-based awards.    We account for share-based compensation in accordance with ASC 718, "Stock Compensation". We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on a combination of historical and market-based implied volatility, and the expected term of the awards, which is based on our historical experience of employee stock option exercises including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions ASC 718.

        Accounting for income taxes.    We account for income taxes in accordance with ASC 740, "Income Taxes" (formerly referred to as SFAS No. 109). This standard prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments and evaluations of uncertainties in the interpretation of complex tax regulations. Actual results could differ from our estimates.

        We also recognize the impact of an uncertain income tax position on our corporate income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

Recently Issued and Adopted Accounting Standards

        In July 2009, the FASB released the final version of its new "Accounting Standards Codification" (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the third quarter of fiscal 2009, which had no impact on our financial statements.

        In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), "Business Combinations," or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) has been codified as ASC 805, "Business Combinations," and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The accounting standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for all future business combination transactions and will differ from the accounting we used for prior acquisitions.

        In April 2009, the FASB issued FSP No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in ASC 805, "Business Combinations," for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 will have a material impact on our consolidated financial statements unless and until we complete a business combination.

        In April 2009, the FASB issued three related Staff Positions (FSP): (i) FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures," in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies ASC 320, "Investments—Debt and Equity Securities," in requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of ASC 825, "Financial Instruments," for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued Statement of Financial Accounting Standard, or SFAS, No. 165, "Subsequent Events," which was codified as ASC 855, "Subsequent Events." ASC 855 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements). ASC 855 is effective for interim reporting periods ending after June 15, 2009. Our adoption of ASC 855 did not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009. These are SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140," and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 166 removes the concept of a qualifying special purpose entity from ASC 860, "Transfers and Servicing," and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 167, codified in ASC 810, "Consolidation," requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. Neither of these new standards are expected to have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, "Revenue Recognition," and ASC 985, "Software," respectively. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product's essential functionality and places them under ASC 605, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements. We expect that our adoption of these ASUs will require substantial amounts of management's time and attention and may result in increased operating expenses.

Results of Operations

	For the Years Ended December 31,
	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$170,068	79.7%	$211,461	84.0%	$178,696	83.9%
Service and other revenues	43,389	20.3%	40,404	16.0%	34,385	16.1%

Total revenues	213,457	100.0%	251,865	100.0%	213,081	100.0%

Cost of revenues:
Cost of product revenues	80,016	37.5%	97,461	38.7%	80,500	37.8%
Cost of service and other revenues	27,011	12.7%	25,770	10.2%	19,272	9.0%
Restructuring charges	1,209	0.6%	—	0.0%	—	0.0%

Total cost of revenues	108,236	50.7%	123,231	48.9%	99,772	46.8%

Gross profit	105,221	49.3%	128,634	51.1%	113,309	53.2%
Operating expenses:
Research and development	17,569	8.2%	18,196	7.2%	15,050	7.1%
Selling, general and administrative	85,668	40.2%	93,098	37.0%	80,035	37.5%
Restructuring charges	1,315	0.6%	—	0.0%	—	0.0%

Total operating expenses	104,552	49.0%	111,294	44.2%	95,085	44.6%

Income from operations	669	0.3%	17,340	6.9%	18,224	8.6%
Interest income	523	0.3%	3,382	1.3%	6,053	2.8%

Income before provision for (benefit from) income taxes	1,192	0.6%	20,722	8.2%	24,277	11.4%
Provision for (benefit from) income taxes	748	0.4%	7,998	3.1%	(19,018)	(8.9)%

Net income	$444	0.2%	$12,724	5.1%	$43,295	20.3%

Product Revenues, Cost of Product Revenues and Gross Profit

        The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2009, 2008 and 2007 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
				2009 to 2008	2008 to 2007
	2009	2008	2007
	(in thousands)
Product revenues	$170,068	$211,461	$178,696	(19.6)%	18.3%
Cost of product revenues	80,016	97,461	80,500	(17.9)%	21.1%
Restructuring charges	1,008	—	—	—	—

Gross profit	$89,044	$114,000	$98,196	(21.9)%	16.1%

2009 compared to 2008

        Product revenues decreased $41.4 million, or 19.6%, in 2009 as compared to 2008. The decrease in product revenue was primarily due to a decrease in the number of installations of medication and supply automation systems and central pharmacy products, from both existing and new customers in our U.S. domestic markets which was due to general economic conditions affecting hospital capital purchasing.

        Cost of product revenues decreased by $17.4 million, or 17.9%, in 2009 as compared to 2008. The decrease was primarily due to the reduction in product revenue resulting in a $17.9 million decrease in direct standard cost, and a decrease in spending of $1.9 million which was driven by lower headcount as a result of restructuring charges relating to our workforce reduction in the first quarter of 2009 and associated headcount related expenses such as travel. This was partially offset by an increase of $2.4 million in other costs, primarily related to reserves for excess and obsolete inventory.

        Gross profit on product revenue decreased by $25.0 million, or 21.9%, in 2009 as compared to 2008, primarily as a result of lower product revenues. Gross margin as a percent of revenues was 52.4% compared to 53.9% in 2008. Direct product margins increased 2.1% due to both product mix and better supply management. This increase was offset by increases in other costs primarily due to reserves for excess and obsolete inventory and increased depreciation expenses related to the implementation of our new accounting and materials system. In addition, we incurred a $1.0 million restructuring charge in the first quarter of 2009.

        We expect revenues to stabilize for 2010 and we do not anticipate any major fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

2008 compared to 2007

        Product revenues increased $32.8 million, or 18.3%, in 2008 as compared to 2007. The increase in product revenue was primarily due to increased installations due to increased unit volume sales of medication and supply automation systems and central pharmacy products from existing customer relationships and increased unit volume sales across our entire product line from new customer relationships. New product features, the overall hospital medication safety regulatory environment and an increased interest in automation products in hospitals contributed to these increases.

        Cost of product revenues increased by $17.0 million, or 21.1%, in 2008 as compared to 2007. The increase was primarily due to an $11.4 million increase in direct material cost and manufacturing costs associated with increasing volume unit sales and with changes in our product mix, including the addition of our new mobile carts product line, a $2.3 million increase in labor costs and $3.2 million increase in support expenses.

        Gross profit on product revenue increased by $15.8 million, or 16.1%, in 2008 as compared to 2007, primarily as a result of higher product revenues. Product margin decreased slightly due to the addition of our Mobile Carts product line and expansion of our Central Pharmacy product line, both of which have higher costs, as a percentage of revenue, limiting the overall margin growth.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2009, 2008 and 2007 and the percentage change between those years:

				Percentage Change
	For the Years Ended December 31,
				2009 to 2008	2008 to 2007
	2009	2008	2007
	(in thousands)
Service and other revenues	$43,389	$40,404	$34,385	7.4%	17.5%
Cost of service and other revenues	27,011	25,770	19,272	4.8%	33.7%
Restructuring charges	201	—	—	—	—

Gross profit	$16,177	$14,634	$15,113	10.5%	(3.2)%

2009 compared to 2008

        Service and other revenues increased by $3.0 million, or 7.4%, in 2009 as compared to 2008. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in number of support service contracts.

        Cost of service and other revenues increased by $1.2 million, or 4.8%, in 2009 as compared to 2008. The increase was primarily due to increases in spare parts usage to support the larger installed base.

        Gross profit on service and other revenues increased by $1.5 million, or 10.5%, in 2009 as compared to 2008. The increase in gross margin on service and other revenues was due primarily to faster revenue growth from an expanded installed base without a proportionate increase in labor costs to support the expanded install base.

        We expect our service and other revenues and the associated gross profit to increase for 2010 in line with the continued expansion of installed base of automation systems and service and maintenance contracts coupled with continued cost controls.

2008 compared to 2007

        Service and other revenues increased by $6.0 million, or 17.5%, in 2008 as compared to 2007. The increases in service and other revenues was primarily due to the result of an expansion in our installed base of automation systems and a resulting increase in number of support service contracts.

        Cost of service and other revenues increased by $6.5 million, or 33.7%, in 2008 as compared to 2007. The increase was primarily due to $3.1 million increase in labor costs in support of the expanded service base and to continue to increase customer satisfaction, including a $0.1 million stock compensation charge associated with ASC 718, a $1.7 million increase in spare parts associated with increased volumes and a $1.8 million increase in support costs.

        Gross profit on service and other revenues decreased by $0.5 million, or 3.2%, in 2008 as compared to 2007. Gross margin on service and other revenues declined by 7.7 percentage points to 36.2% as we were unable to increase service revenue proportionately to the higher service costs. This was due primarily to a concentrated effort to maintain high customer satisfaction with our service organization.

Operating Expenses

        The table below shows our operating expenses for the years ended December 31, 2009, 2008 and 2007 and the percentage change between those years:

				Percentage Change
	For the Years Ended December 31,
				2009 to 2008	2008 to 2007
	2009	2008	2007
	(in thousands)
Research and development	$17,569	$18,196	$15,050	(3.4)%	20.9%
Selling, general and administrative	85,668	93,098	80,035	(8.0)%	16.3%
Restructuring charges	1,315	—	—	—	—

Total operating expenses	$104,552	$111,294	$95,085	(6.1)%	17.0%

2009 compared to 2008

        Research and development.    Research and development expenses decreased by $0.6 million, or 3.4%, in 2009 as compared to 2008. Research and development expenses represented 8.2% and 7.2% of total revenues in 2009 and 2008, respectively. The decrease in research and development expenses was due primarily to a $1.8 million increase in capitalized software, primarily due to the development of two major releases of our software used in our products, which moved expenditures from expenses to capital projects, offset by an increase of $1.1 million in outside services.

        Since we compete against much larger competitors with more expansive research and development budgets, we expect research and development expenses to increase as a percent of revenue in order to maintain competitive products in the marketplace. The amount of research and development expense can fluctuate based on the amount of proto type expenses for hardware and/or the amount of software development expense capitalized.

        Selling, general and administrative.    Selling, general and administrative expenses decreased by $7.4 million, or 8.0%, in 2009 as compared to 2008. Selling, general and administrative expenses represented 40.2% and 37.0% of total revenues in 2009 and 2008, respectively. The decrease in selling, general and administrative expenses was primarily due to $6.3 million of decreases associated with lower sales volume and headcount, a decrease of $1.0 million in bad debt expense associated with the decrease in accounts receivable balances, and a decrease of $1.3 million in expenses related to share-based compensation charges associated with ASC 718. These decreases were partially offset by increased investment in the marketing of our products.

        We expect selling, general and administrative costs to increase modestly in 2010, but decrease slightly as a percentage of revenues.

        Restructuring charges.    The decrease in research and development and selling, general and administrative expenses in 2009 was partially the result of restructuring charges of $1.3 million relating to our work force reduction during the first quarter of 2009, which lowered headcount by 43 employees. Restructuring costs recorded in the first quarter of 2009 related primarily to severance pay, continuation of benefits and outplacement services. There were no comparable charges in prior years.

2008 compared to 2007

        Research and development.    Research and development expenses increased by $3.1 million, or 20.9%, in 2008 as compared to 2007. Research and development expenses represented 7.2% and 7.1% of total revenues in 2008 and 2007, respectively. The increase in research and development expenses was due primarily to a $2.9 million increase in labor expenses, including a $0.1 million increase in expenses related to share-based compensation charges associated with ASC 718 and a $0.2 million increase in support costs.

        Selling, general and administrative.    Selling, general and administrative expenses increased by $13.1 million, or 16.3%, in 2008 as compared to 2007. Selling, general and administrative expenses represented 37.0% and 37.6% of total revenues in 2008 and 2007, respectively.

        In 2008, the increase in selling, general and administrative expenses was primarily due to a $6.4 million increase in labor expenses, offset by a $0.2 million decrease in share-based compensation charges associated with ASC 718, and a $6.6 million increase in support expenses, including a $2.8 million increase in facility expenses, $1.7 million increase in depreciation expenses, both reflecting our expansion to a new administrative building, $ 0.4 million one-time charge related to the lease termination of our facility in Elgin, South Carolina, as well as hardware related information technology infrastructure investments. There was also a $1.2 million increase in postage and freight expenses and a $0.6 million increase in travel expenses, both reflecting increase in fuel costs throughout 2008.

Interest Income and Other Expense

        The table below shows our interest income and other expense for the years ended December 31, 2009, 2008 and 2007 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
				2009 to 2008	2008 to 2007
	2009	2008	2007
	(in thousands)
Interest income	$619	$3,420	$6,111	(81.9)%	(44.0)%
Other expense	(96)	(38)	(58)	152.6%	(34.5)%

        The decrease in interest income for 2009 as compared to 2008 was primarily due to lower interest rates. The decrease in interest income for 2008 as compared to 2007 was primarily due to lower average cash and cash equivalents balances as a result of $65.1 million in stock repurchases completed in the first and second quarters of 2008 and the impact of lower interest rates in 2008 as compared to 2007. We expect interest income to remain at approximately 2009 levels during 2010 as interest rates stabilize.

Income taxes

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Provision for (benefit from) income taxes	$748	$7,998	$(19,018)

        We recorded a provision for income taxes of approximately $0.7 million and an effective tax rate of 62.8% for the year ended December 31, 2009 compared to $8.0 million and 38.6% effective tax rate for the year ended December 31, 2008. The increase in the effective tax rate is primarily due to one-time tax adjustments of approximately $0.7 million for prior year research and development tax credits and the re-measurement of our California deferred tax assets due to the enactment of California tax legislation. The increase in the provision for income taxes from 2007 to 2008 was primarily attributable to the release of substantially all of the valuation allowance against net deferred tax assets in 2007. The 2008 effective tax rate is a more normalized rate and is reflective of what management expects in 2010.

Liquidity and Capital Resources

Cash Flows

        The table below shows our cash flows for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$43,130	$13,055	$37,227
Net cash used in investing activities	(3,756)	(11,794)	(34,219)
Net cash provided by (used in) financing activities	9,417	(50,634)	105,948

Net increase (decrease) in cash and cash equivalents	$48,791	$(49,373)	$108,956

2009 compared to 2008

        Net cash provided by operating activities increased by $30.1 million in 2009 to $43.1 million from the 2008 amount of $13.1 million. The major driver of this increase was lower accounts receivable due to increased collections, resulting in a net change between the years of $39.1 million. Other sources of cash were balance sheet changes in accrued liabilities and other current assets, adding $5.8 million and $3.6 million, respectively, of additional operating cash flows in 2009 compared to 2008. Offsetting these increases in sources of operating cash flows were lower net income of $12.3 million and a combination of tax related operating cash flows that reduced cash provided by operating activities between 2009 and 2008 by $4.7 million. The largest tax related item was a benefit from employee stock plans which changed from a source of operating cash in 2008 to a use of operating cash in 2009 for a net reduction of cash provided of $17.7 million. This was offset by increases in cash provided by deferred income taxes, which changed from a use of operating cash in 2008 to a source of operating cash in 2009, of $11.9 million and a reduction of use of operating cash by excess tax benefits from employee stock plans of $1.1 million.

        Net cash used in investing activities decreased by $8.0 million in 2009 to $3.8 million from the 2008 amount of $11.8 million. This was primarily due to lower purchases of capital assets.

        Net cash provided by financing activities increased by $60.1 million in 2009 to $9.4 million from the 2008 amount of net cash used in financing activities of $50.6 million. This was primarily due to the absence of stock repurchases in 2009 as compared to stock repurchases in 2008 totaling $65.1 million.

2008 compared to 2007

        Net cash provided by operating activities decreased by $24.2 million in 2008 to $13.1 million from the 2007 amount of $37.2 million. The major drivers of this decrease were lower net income of $30.6 million and growing accounts receivable, increasing operating cash usage in 2008 by $19.8 million as compared to 2007. Offsetting these decreases in sources of operating cash flows were a combination of tax related operating cash flows that increased cash provided by operating activities between 2008 and 2007 by $19.5 million, balance sheet changes in accrued liabilities, which reduced operating cash usage by $4.9 million, and increased depreciation and amortization charges of $4.4 million. The largest tax related item was a decrease in operating cash used by deferred income taxes of $18.7 million. Significant swings in operating cash provided in 2008 from operating cash provided in 2007 was also seen in income tax benefits from employee stock plans, adding $7.4 million, and in excess tax benefits from employee stock plans, reducing operating cash flows by $6.5 million.

        Net cash used in investing activities decreased by $22.4 million in 2008 to $11.8 million from the 2007 amount of $34.2 million. This was primarily due to the $27.3 million use of cash in 2007 for the acquisition of Rioux Vision, offset by $5.5 million increased purchases of capital assets in 2008.

        Net cash provided by financing activities decreased by $156.6 million in 2008 to a net use of cash from financing activities of $50.6 million from the 2007 net source of cash of $105.9 million. This was primarily due to the absence of the 2007 $90.2 million proceeds from our 2007 public offering of common stock coupled with stock repurchases totaling $65.1 million in 2008.

Liquidity

        Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We had cash and cash equivalents of $169.2 million at December 31, 2009 as compared to $120.4 million at December 31, 2008. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents and our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our working capital, capital expenditures and other contractual obligations for at least the next 12 months.

Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

        As of December 31, 2009 we had $12.2 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 11, "Commitments and Contingencies," to our consolidated financial statements included in this Annual Report on Form 10-K for further information with respect to these commitments.

        The following table summarizes our contractual obligations at December 31, 2009 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$8,489	$3,671	$4,663	$155	$—
Commitments to contract manufacturers and suppliers(2)	3,705	3,705	—	—	—

Total	$12,194	$7,376	$4,663	$155	$—

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $4.6 million, $3.4 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are only exposed to market risk from changes in interest rates to the extent our interest income might decrease.

        As of December 31, 2009, we had $169.2 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Our fourth quarter 2009 weighted interest rate was 0.26%. If interest rates were to decline to zero, we would generate $0.1 million less interest income per quarter.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. Their audit report is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The report required by this item is set forth at pages F-1 and F-2.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in April 2010 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to directors and executive officers may be found under the heading "Executive Officers" in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled "Election of Directors" appearing in the Proxy Statement. Such information is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included as part of this Annual Report on Form 10-K.

(1)
All financial statements.

Index to Financial Statements:	Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7

The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II	F-35
(2) Exhibits required by Item 601 of Regulation S-K.
The information required by this item is set forth on the exhibit index which follows the signature page of this report.	E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Omnicell, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2009 and 2008, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California February 23, 2010

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$169,230	$120,439
Accounts receivable, net of allowances of $868 and $1,537 at December 31, 2009 and 2008, respectively	40,826	57,976
Inventories	10,502	12,957
Prepaid expenses	8,780	9,310
Deferred tax assets	15,247	14,871
Other current assets	6,159	9,434

Total current assets	250,744	224,987
Property and equipment, net	13,209	16,180
Non-current net investment in sales-type leases	10,104	10,896
Goodwill	24,982	24,982
Other intangible assets	4,233	6,706
Non-current deferred tax assets	9,666	15,889
Other assets	9,322	8,902

Total assets	$322,260	$308,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,313	$9,377
Accrued compensation	8,095	8,889
Accrued liabilities	11,997	10,357
Deferred service revenue	14,457	12,723
Deferred gross profit	13,689	16,009

Total current liabilities	58,551	57,355
Long-term deferred service revenue	20,810	16,782
Other long-term liabilities	595	848

Total liabilities	79,956	74,985
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 36,072,776 and 31,977,470 shares issued and outstanding, respectively, at December 31 2009 and 35,422,678 and 31,344,227 shares issued and outstanding, respectively, at December 31, 2008	36	35
Treasury stock, at cost, outstanding: 4,095,306 share and 4,078,451 shares at December 31, 2009 and 2008, respectively	(65,064)	(65,064)
Additional paid-in capital	324,255	315,953
Accumulated deficit	(16,923)	(17,367)

Total stockholders' equity	242,304	233,557

Total liabilities and stockholders' equity	$322,260	$308,542

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Product revenues	$170,068	$211,461	$178,696
Service and other revenues	43,389	40,404	34,385

Total revenues	213,457	251,865	213,081
Cost of revenues:
Cost of product revenues	80,016	97,461	80,500
Cost of service and other revenues	27,011	25,770	19,272
Restructuring charges	1,209	—	—

Total cost of revenues	108,236	123,231	99,772

Gross profit	105,221	128,634	113,309
Operating expenses:
Research and development	17,569	18,196	15,050
Selling, general and administrative	85,668	93,098	80,035
Restructuring charges	1,315	—	—

Total operating expenses	104,552	111,294	95,085

Income from operations	669	17,340	18,224
Interest income	619	3,420	6,111
Interest expense	(15)	(15)	(20)
Other expense	(81)	(23)	(38)

Income before provision for (benefit from) income taxes	1,192	20,722	24,277
Provision for (benefit from) income taxes	748	7,998	(19,018)

Net income	$444	$12,724	$43,295

Net income per share—basic	$0.01	$0.40	$1.35
Net income per share—diluted	$0.01	$0.38	$1.28
Weighted average shares outstanding:
Basic	31,691	32,076	32,080
Diluted	32,063	33,108	33,820

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common		Treasury
							Accumulated Other Comprehensive Income (Loss)
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2006	28,393,286	$28	—	$—	$162,768	$(72,800)	$—	$89,996
Cumulative effect of accounting change—FIN 48	—	—	—	—	—	(60)	—	(60)
Cumulative effect of accounting change—EITF 06-2	—	—	—	—	—	(526)	—	(526)
Net income and comprehensive income	—	—	—	—	—	43,295	—	43,295
Share-based compensation	—	—	—	—	11,107	—	—	11,107
Common stock issued under stock option and stock award plans	1,505,783	2	(1,759)	—	13,479	—	—	13,481
Issuance of stock under employee stock purchase plan	241,420	—	—	—	2,249	—	—	2,249
Public stock issuance, net of offering costs	4,485,000	5	—	—	90,213	—	—	90,218
Income tax benefits realized from employee stock plans	—	—	—	—	4,879	—	—	4,879

Balance at December 31, 2007	34,625,489	35	(1,759)	—	284,695	(30,091)	—	254,639
Net income and comprehensive income	—	—	—	—	—	12,724	—	12,724
Share-based compensation	—	—	—	—	11,062	—	—	11,062
Common stock issued under stock option and stock award plans	558,300	—	(10,396)	—	4,563	—	—	4,563
Issuance of stock under employee stock purchase plan	238,889	—	—	—	3,387	—	—	3,387
Purchase of treasury stock, net of commissions	—	—	(4,066,296)	(65,064)	—	—	—	(65,064)
Income tax benefits realized from employee stock plans	—	—	—	—	12,246	—	—	12,246

Balance at December 31, 2008	35,422,678	35	(4,078,451)	(65,064)	315,953	(17,367)	—	233,557
Net income and comprehensive income	—	—	—	—	—	444	—	444
Share-based compensation	—	—	—	—	9,725	—	—	9,725
Common stock issued under stock option and stock award plans	257,939	—	(16,855)	—	1,113	—	—	1,113
Issuance of stock under employee stock purchase plan	392,159	1	—	—	2,928	—	—	2,929
Income tax charges realized from employee stock plans	—	—	—	—	(5,464)	—	—	(5,464)

Balance at December 31, 2009	36,072,776	$36	(4,095,306)	$(65,064)	$324,255	$(16,923)	$—	$242,304

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$444	$12,724	$43,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,428	8,954	4,602
Provision for receivable allowance	428	1,384	614
Asset impairment charge	267	182	240
(Gain) loss on sale of property and equipment	—	(119)	11
Share-based compensation expense	9,725	11,165	11,162
Provision for excess and obsolete inventories	3,119	384	1,516
Deferred tax assets and liabilities	5,847	(6,049)	(24,711)
Income tax (charges) benefits from employee stock plans	(5,464)	12,246	4,879
Excess tax benefits from employee stock plans	(5,375)	(6,480)	—
Changes in operating assets and liabilities, net of effect of acquired company
Accounts receivable, net	17,190	(21,866)	(2,102)
Inventories	(693)	174	2,004
Prepaid expenses	531	172	(1,408)
Other current assets	3,772	190	460
Net investment in sales-type leases	(446)	1,249	594
Other assets	(2,796)	(1,104)	314
Accounts payable	936	(853)	892
Accrued compensation	(794)	583	77
Accrued liabilities	1,640	(4,195)	(9,128)
Deferred service revenue	7,945	1,621	4,072
Deferred gross profit	(2,320)	2,082	602
Other long-term liabilities	(254)	611	(758)

Net cash provided by operating activities	43,130	13,055	37,227
Cash flows from investing activities
Acquisition of intangible assets and intellectual property	(111)	(200)	(331)
Acquisition of privately held company, net of cash acquired	—	—	(27,251)
Purchases of property and equipment	(3,645)	(12,130)	(6,637)
Proceeds from the sale of property and equipment	—	536	—

Net cash used in investing activities	(3,756)	(11,794)	(34,219)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	4,042	7,950	15,730
Proceeds from public offering of common stock, net	—	—	90,218
Excess tax benefits from employee stock plans	5,375	6,480	—
Repurchases of treasury stock, net	—	(65,064)	—

Net cash (used in) provided by financing activities	9,417	(50,634)	105,948

Net (decrease) increase in cash and cash equivalents	48,791	(49,373)	108,956
Cash and cash equivalents at beginning of year	120,439	169,812	60,856

Cash and cash equivalents at end of year	$169,230	$120,439	$169,812

Supplemental disclosures of cash flow informational
Cash paid for interest	$11	$15	$20
Cash paid for taxes	$320	$1,240	$523

See Notes to Consolidated Financial Statements

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization & Summary of Significant Accounting Policies

        Description of the Company.    Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We develop, market, sell and support medication and supply dispensing systems principally to the healthcare industry. Our market is primarily located in the United States.

        Principles of consolidation.    The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

        In 2007, we completed an acquisition of Rioux Vision, Inc. The consolidated financial statements include the results of operations from this business combination from December 11, 2007, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Acquisition."

        Reclassifications.    Certain reclassifications have been made to the prior year consolidated balance sheet to conform with the current year balance sheet presentation, including: inventory; accrued liabilities; deferred service revenue; and deferred gross profit. Certain reclassifications have been made to the prior year consolidated statement of operations to conform with the current year presentation, including: product revenues and service and other revenues. Certain reclassifications have been made to the prior year consolidated statement of cash flows to conform with the current period presentation, including: excess tax benefits from employee stock plans and accrued liabilities. None of these reclassifications are material to the consolidated financial statements.

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

        Cash and cash equivalents.    We classify investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value. Our cash and cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality and are invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities from overnight to three months. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest our surplus funds. We have not experienced any credit losses from our cash investments.

        We classify investments as short-term investments if their original or remaining maturities are greater than three months and their remaining maturities are one year or less.

        Fair value of financial instruments.    Effective January 1, 2008, we adopted Accounting Standards Codification, or ASC, 820, "Fair Value Measurements and Disclosures" (formerly referred to as SFAS

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

No. 157), on a prospective basis for our financial assets and liabilities recognized at fair value on a recurring basis using the fair value hierarchy established in ASC 820.

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

        At December 31, 2009 and December 31, 2008, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. We do not currently have any material financial instruments utilizing Level 2 and Level 3 inputs.

        Revenue recognition.    Our products include hardware equipment integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified upgrades and enhancements related to our integrated software through our maintenance contracts for most of our products. Accordingly, we account for revenue in accordance with ASC 985, "Software" (formerly referred to as SOP No. 97-2), and all related interpretations. For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence, or VSOE, of the undelivered elements. VSOE of fair value of the undelivered elements is based on the price charged when the element is sold separately.

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

        A portion of our sales is made through multi-year lease agreements. We generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis and recognize revenue on these leases at the net present value of the lease payment stream. We exclude from revenues any amounts paid to us related to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with ASC 840, "Leases" (formerly SFAS No. 13). We recognize revenues on sales-type leases at completion of our installation obligation, and at the beginning of the non-cancelable payment terms. The revenue recognized is calculated at the net present value of the future payment stream. Interest income on sales-type leases is recognized in product revenue using the interest method.

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

        Sales of accounts receivable.    We offer our non-government customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as "true sales" in accordance with ASC 860, "Transfers and Servicing" (formerly SFAS No. 140). During the years ended 2009, 2008 and 2007, we transferred non-recourse accounts receivable totaling $53.7 million, $61.4 million and $62.1 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2009 and

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

2008, accounts receivable included approximately $1.6 million and $4.7 million, respectively, from leasing companies for transferred non-recourse accounts receivable.

        Concentration of credit risk.    No single customer accounted for more than 10% of our combined accounts receivable balance at December 31, 2009. One customer accounted for $6.7 million or 11.5% of our consolidated accounts receivable balance at December 31, 2008.

        Geographic risk.    Approximately 6% of our product revenue for the year ended December 31, 2009 and 1% of our product revenue for the year ended December 31, 2008 was from foreign countries. Less than 1% of our net assets were located in foreign countries at both December 31, 2009 and December 31, 2008.

        Dependence on suppliers.    We have significant supply agreements with two suppliers for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months' notice. Purchases from these suppliers for the years ended December 31, 2009, 2008 and 2007 were approximately $21.4 million, $25.2 million and $18.2 million, respectively.

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

        Property and equipment.    Property and equipment less accumulated depreciation are stated at historical cost. We develop molds and dies for long-term supply arrangements and capitalize those development costs as equipment. There was $0.5 million of these pre-production costs related to long-term supply arrangements capitalized at December 31, 2009 and no corresponding costs in prior years. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 – 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment and vehicles	2 – 5 years

        Internal Use Software.    We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, "Internal-Use Software" (formerly referred to as SOP 98-1). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. At December 31, 2009 and December 31, 2008, we had $7.6 million and $7.4 million of costs

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

related to application development of enterprise-level software included in property and equipment, respectively.

        Software development costs.    We capitalize software development costs in accordance with ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed" (formerly referred to as SFAS No. 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2009 and 2008, we capitalized software development costs of $3.0 million and $1.2 million, respectively, which are presented in other assets. For the years ended December 31, 2009, 2008 and 2007, we charged to cost of revenues $0.5 million, $0.5 million and $0.6 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.

        Long-lived assets including goodwill and other intangibles.    We account for goodwill and other intangible assets in accordance with ASC 350, "Intangibles—Goodwill and Other" (formerly referred to as SFAS No. 142). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances. We have not recognized any goodwill impairment charges in the periods presented. ASC 350 also requires intangible assets with finite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with ASC 360, "Property, Plant, and Equipment" (formerly referred to as SFAS No. 144). We are currently amortizing other intangible assets with finite lives over their useful lives from three to 20 years.

        We review property and equipment, capitalized software, patents and certain purchased intangibles, excluding goodwill, for impairment in accordance with ASC 360. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to the future undiscounted cash flows the assets are expected to generate. If property and equipment and certain purchased intangibles with finite lives are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The impairment charges are recorded as a selling, general and administrative expense in our Consolidated Statements of Operations. Please refer to Note 7, "Goodwill and Other Intangible Assets," for more information.

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

        Share-based compensation.    We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market-based implied

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over the vesting period or the requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions ASC 718.

        Income taxes.    We account for income taxes in accordance with ASC 740, "Income Taxes" (formerly referred to as SFAS No. 109). This accounting standard prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded against net deferred tax assets when we believe it is more likely than not that some of the deferred tax assets will not be realized. Management performs assessments regarding the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments and evaluations of uncertainties in the interpretation of complex tax regulations. Actual results could differ from our estimates. We also recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

        Please refer to Note 13, "Income Taxes" for further information.

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses for all periods presented. Shipping and handling costs amounted to $1.9 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Advertising.    Advertising costs are expensed as incurred and amounted to $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Operating leases.    We lease our buildings under operating leases accounted for in accordance with ASC 840, "Leases" (formerly referred to as SFAS No. 13).

        Sales taxes.    Sales taxes collected from customers and remitted to governmental authorities are not included in our revenue.

        Net income per share.    Basic net income per share is computed by dividing net income—the numerator—by the weighted average number of shares outstanding—the denominator—during the period excluding the dilutive effect of stock options and other employee stock plans. Diluted net income per share gives effect to all potentially dilutive common stock equivalents outstanding during the period. In computing diluted net income per share under the treasury stock method, the average stock price for the period is used in determining the number of shares assumed to be purchased from the proceeds of stock option exercises.

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

        Segment information.    We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2009, 2008 and 2007, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Accounting Changes

        On January 1, 2007, we adopted the provisions of Emerging Issues Task Force No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43," or EITF No. 06-2. EITF No. 06-2 has been codified as ASC 710, "Compensation—General," and requires measurement of compensation costs associated with a sabbatical or other similar benefit arrangement over the requisite service period if the obligation relates to rights that vest or accumulate. We adopted EITF No. 06-2 through a cumulative-effect adjustment, resulting in an adjustment of $0.5 million to the opening balance of accumulated deficit as of January 1, 2007. As required by ASC 710, compensation costs associated with sabbatical leave is recorded for all employees on a straight-line basis over the four year accumulation period. We ceased our sabbatical policy during 2009 and relieved liabilities associated with it. Sabbatical expenses totaled $0.1 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

        We also adopted FIN 48 as of January 1, 2007. FIN 48 has been codified as ASC 740, "Income Taxes." See Note 13, "Income Taxes" for further discussion.

Recently Issued and Adopted Accounting Standards

        In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard, or SFAS No. 141(R), "Business Combinations," or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) has been codified as ASC 805, "Business Combinations," and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The accounting standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for all business combination transactions.

        In July 2009, the FASB released the final version of its new "Accounting Standards Codification" (Codification) as the single authoritative source for GAAP. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized, combining all authoritative standards into a comprehensive, topically organized database. All existing accounting standard documents were superseded and all other accounting literature not included in the

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

Codification is considered nonauthoritative, other than guidance issued by the SEC. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We adopted the Codification in our interim financial statements for the third quarter of fiscal 2009, which had no impact on our financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) has been codified as ASC 805, "Business Combinations", and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The accounting standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for all future business combination transactions and will differ from the accounting we used for prior acquisitions.

        In April 2009, the FASB issued FSP No. 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends the provisions in ASC 805, "Business Combinations," for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of FSP FAS 141(R)-1 will have an impact on our consolidated financial statements unless and until we complete a business combination.

        In April 2009, the FASB issued three related Staff Positions (FSP): (i) FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly," or FSP FAS 157-4, (ii) FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," or FSP FAS 115-2, and (iii) FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," or FSP FAS 107-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under Accounting Standards Codification (ASC) 820, "Fair Value Measurements and Disclosures," in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 modifies ASC 320, "Investments—Debt and Equity Securities," in requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 enhances the disclosure of instruments under the scope of ASC 825, "Financial Instruments," for both interim and annual periods. Our adoption of these Staff Positions did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS, No. 165, "Subsequent Events," which was codified as ASC 855, "Subsequent Events." ASC 855 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements). ASC 855 is effective for interim reporting periods ending after June 15, 2009. Our adoption of ASC 855 did not have an impact on our consolidated financial statements.

        In June 2009, the FASB issued two SFAS which will become effective for annual reporting periods that begin after November 15, 2009. These are SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140," and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 166 removes the concept of a qualifying special purpose entity from ASC 860, "Transfers and Servicing," and requires that a transferor recognize and initially measure at fair value all assets obtained and all liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS No. 167, codified in ASC 810, "Consolidation," requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. Neither of these new standards is expected to impact our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, "Revenue Recognition," and ASC 985, "Software," respectively. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product's essential functionality and places them under ASC 605, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements. We expect that our adoption of these ASUs will require substantial amounts of management's time and attention and may result in increased operating expenses.

Note 2. Acquisition

        In December 2007, we acquired 100% of the outstanding shares of Rioux Vision, Inc., or Rioux, a provider of system solutions to acute healthcare facilities, for an aggregate cash purchase price of $26.3 million of which $21.3 million was paid on closing and $5.0 million was held in escrow pending satisfaction of certain contingencies provided for in the stock purchase agreement between us and Rioux. All contingencies subject to the escrow were resolved in the second quarter of 2009 and all related escrow amounts have been released. Included in the purchase price were acquisition costs of $0.4 million. The acquisition of Rioux added mobile cart technology to our line of medication-use systems.

        During 2008, we refined our valuation of the underlying net assets acquired based on finalizing the working capital valuation and the discovery of pre-existing liabilities and revised estimates of liabilities assumed at the acquisition date which increased goodwill by $1.9 million.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

        The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their fair values. The purchase price exceeded the fair value of the net tangible liabilities of $4.2 million and intangible assets acquired by $21.9 million, which was allocated to goodwill and will be deductible for tax purposes. Also, in accordance with SFAS No. 141, "Business Combinations," we included a pre-acquisition contingency on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency relates to an alleged patent infringement claim and is recorded as an accrued liability as of the acquisition date. Any future adjustment to amounts recorded for the pre-acquisition contingency will be included in our results of operations in the period in which the adjustment is determined. This contingency remains unresolved at December 31, 2009. Please refer to Note 11, "Commitments and Contingencies," for more information.

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

        Pro forma financial information from this acquisition has not been presented as the historical operations of Rioux were not material to our consolidated financial statements.

Note 3. Net Income Per Share

        Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include the effect of outstanding dilutive stock options computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 were 4,061,857 shares, 1,713,276 shares and 696,530 shares, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net Income Per Share (Continued)

        The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Basic:
Net income	$444	$12,724	$43,295
Weighted average shares outstanding—basic	31,691	32,076	32,080

Net income per share—basic	$0.01	$0.40	$1.35

Diluted:
Net income	$444	$12,724	$43,295
Weighted average shares outstanding—basic	31,691	32,076	32,080
Dilutive effect of employee stock plans	372	1,032	1,740

Weighted average shares outstanding—diluted	32,063	33,108	33,820

Net income per share—diluted	$0.01	$0.38	$1.28

Note 4. Net Investment in Sales-Type Leases

        Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2009	2008
Net minimum lease payments to be received	$17,164	$17,899
Less unearned interest income portion	2,001	2,575

Net investment in sales-type leases	15,163	15,324
Less current portion(1)	5,059	4,428

Non-current net investment in sales-type leases(2)	$10,104	$10,896

(1)
A component of other current assets.

(2)
Net of allowance for doubtful accounts of $0.6 million and $0.3 million as of December 31, 2009 and December 31, 2008, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Net Investment in Sales-Type Leases (Continued)

        The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2010	$6,314
2011	5,160
2012	3,394
2013	1,622
2014	673
Thereafter	1

Total	$17,164

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$3,589	$6,156
Work in process	171	—
Finished goods	6,742	6,801

Total	$10,502	$12,957

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Equipment and vehicles	$17,942	$16,824
Furniture and fixtures	1,236	1,165
Leasehold improvements	3,248	3,115
Purchased software	15,042	8,048
Capital in process	2,746	7,805

	40,214	36,957
Accumulated depreciation and amortization	(27,005)	(20,777)

Property and equipment, net	$13,209	$16,180

        Depreciation and amortization of property and equipment was approximately $6.6 million, $5.7 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7. Goodwill and Other Intangible Assets

        Under ASC 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Other Intangible Assets (Continued)

circumstances suggest that the carrying amount may not be recoverable. In 2007, the increase in goodwill of $19.9 million was due to the acquisition of Rioux. In 2008, the increase in goodwill of $1.9 million was due to finalizing the working capital valuation, the discovery of pre-existing liabilities and revised estimates of liabilities assumed relating to the acquisition of Rioux. No goodwill impairment was recognized in 2009, 2008 and 2007.

        Goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Indefinite-lived intangible:
Company Trade name	$—	$—	$—	$231	$—	$231	Indefinite
Finite-lived intangibles:
Customer base	3,184	999	2,185	3,184	631	2,553	5 - 8 years
Service contracts	268	268	—	268	268	—	5 years
Acquired technology	9,364	7,888	1,476	9,364	6,295	3,069	3 - 6 years
Patents	455	110	345	345	63	282	20 years
Product Trade name	220	220	—	220	116	104	2 years
Non-compete	720	493	227	720	253	467	3 years
Backlog	10	10	—	10	10	—	1 year

Total finite-lived intangibles	14,221	9,988	4,233	14,111	7,636	6,475

Total other intangibles assets	14,221	9,988	4,233	14,342	7,636	6,706
Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite

Net other intangible assets & goodwill	$39,203	$9,988	$29,215	$39,324	$7,636	$31,688

        During 2009, 2008 and 2007, we capitalized third-party costs associated with internally developed patent costs of $0.1 million, $0.2 million and $0.3 million, respectively. Additionally, in 2008, we recorded an impairment charge of approximately $0.2 million to write-off capitalized patents costs due to certain technologies either being abandoned or product lines being discontinued. The impairment charge is recorded as a selling, general and administrative expense in our Consolidated Statements of Operations.

        In 2009, we recorded an impairment charge of approximately $0.2 million to write-off a trade name acquired in the BCX Technology, Inc acquisition, which took place in 2003. We no longer intend to use the trade name, so its value was zero and was completely impaired. In 2007, we recorded an impairment charge of approximately $0.2 million to write-off purchased acquired technology related to our acquisition of intellectual property from NextRx Corporation in December 2005. Impairment charges are recorded as a selling, general and administrative expense in our Consolidated Statements of Operations.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Goodwill and Other Intangible Assets (Continued)

        Amortization expense of other intangible assets totaled $2.4 million, $2.8 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expenses are recorded in cost of product revenues and also in selling, general and administrative expenses, based on the nature of the underlying intangible asset. Estimated future amortization expense of the finite-lived intangible assets at December 31, 2008 is as follows (in thousands):

2010	$2,080
2011	377
2012	377
2013	377
2014	377
Thereafter	645

Total	$4,233

Note 8. Other Assets

        Other assets consist of the following (in thousands):

	December 31,
	2009	2008
Long-term deposits	$473	$427
Capitalized software development costs, net of accumulated amortization of $2,569 and $2,103 in 2009 and 2008, respectively	4,127	1,554
Non-current deferred service billings receivable	4,347	6,529
Other assets	375	392

Total	$9,322	$8,902

Note 9. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Pre-acquisition contingency	$5,269	$6,107
Accrued GPO (Group Purchasing Organization) fees	2,932	1,753
Rebates and lease buyouts	1,140	—
Product quality accrual	—	944
Deferred rent	806	756
Taxes payable	912	333
Advance payments from customers	662	47
Accrued professional fees	192	195
Obligations from sale of receivables	—	170
Other	84	52

Total	$11,997	$10,357

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deferred Gross Profit

        Deferred gross profit consist of the following (in thousands):

	December 31,
	2009	2008
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$20,876	$24,576
Cost of sales, excluding installation costs	(7,187)	(7,928)

Deferred gross profit	$13,689	$16,648

Note 11. Commitments and Contingencies

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2009 (in thousands):

	Total	Less than one year	One to three years	Three to five years
Operating leases(1)	$8,489	$3,671	$4,663	$155
Commitments to contract manufacturers and suppliers(2)	3,705	3,705	—	—

Total	$12,194	$7,376	$4,663	$155

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense totaled $4.6 million, $3.4 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

Legal Proceedings

        On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. In accordance with ASC 805, "Business Combinations," we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Commitments and Contingencies (Continued)

pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of December 31, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

        On March 4, 2009, we filed, but did not serve, a complaint against Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell's U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties are awaiting a response from the United States Patent and Trademark Office following the filing of appeal briefs.

        On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736. The complaint also alleges, among other claims, that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the NDA, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA. Omnicell has responded to the complaint and intends to defend the matter vigorously.

        As required under ASC 450, "Contingencies," we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, the outcomes in these matters are not probable or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

Note 12. Guarantees

        As permitted under Delaware law and our by-laws and certificate of incorporation, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments they could be required to make under these indemnification agreements is unlimited; however, we have

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Guarantees (Continued)

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

Note 13. Income Taxes

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Year Ended December 31,
	2009	2008	2007
Domestic	$844	$20,205	$24,001
Foreign	348	517	276

Total income before provision for income taxes	$1,192	$20,722	$24,277

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$504	$4,437	$463
State	360	1,394	1,248
Foreign	27	54	41

Total current	891	5,885	1,752

Deferred:
Federal	20	2,510	(17,134)
State	(163)	(351)	(3,636)
Foreign	—	(46)	—

Total deferred	(143)	2,113	(20,770)

Total provision for (benefit from) income taxes	$748	$7,998	$(19,018)

        The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. federal tax provision at statutory rate	$417	$7,253	$8,494
State taxes	198	678	916
Non-deductible expenses	97	356	47
Share-based compensation expense	281	1,276	436
Research tax credits	10	(1,223)	—
Release of valuation allowance	—	—	(28,706)
Other	(255)	(342)	(205)

Total	$748	$7,998	$(19,018)

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

        Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$—	$2,594
Tax credit carry forwards	2,845	7,180
Inventory related items	3,085	1,280
Reserves and accruals	92	2,224
Deferred revenue	11,912	11,964
Depreciation and amortization	251	2,243
Stock compensation	6,567	4,997
Other, net	161	872

Total deferred tax assets	24,913	33,354
Valuation allowance	—	(2,594)

Net deferred tax assets	$24,913	$30,760

        Deferred income tax assets are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. In 2009, our deferred tax assets, before valuation allowance, decreased by approximately $8.4 million primarily due to allowable changes in accounting methods elected on prior year returns on certain temporary items and research tax credits related to ASC 718 for unrecognized stock option deductions.

        Management believes it is more likely than not that forecasted income, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

        Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The tax effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2009 is approximately $13.2 million, which will result in additional paid in capital if and when realized as a reduction in taxes otherwise paid.

        As of December 31, 2009, the federal and state net operating loss carry forwards available to reduce cash taxes for income tax purposes are approximately $11.5 million and $9.2 million, respectively. These net operating losses begin to expire in the years 2024 and 2010 for federal and state, respectively. For income tax purposes, we have federal and California research tax credits of approximately $6.3 million and $4.8 million, respectively. Federal research tax credits carry forwards of $72,000 will expire in years 2010 and 2011 while the remaining will expire in years 2017 through 2029. California credits are available indefinitely to reduce cash taxes otherwise payable. As discussed above, all net operating loss and tax credit carryovers, if realized will be recognized as additional paid in capital in that they are employee stock option tax attributes.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

        We file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdiction as the United States, California and India. Our tax years beginning in 2004 remain open to audit by the Internal Revenue Service and various state and local tax authorities. In addition, we are effectively subject to federal and state tax examination adjustments for tax years ended on or after fiscal year 1995 and 2000, respectively, in that we have net operating loss and research tax credit carry forwards from these years that could be subject to adjustment, if and when utilized. The India statute of limitations remains open for years 2003 through 2009.

        In 2005, Omnicell Corporation (India) Private Limited received a tax holiday from the Indian tax authorities attributed to its call center and research and development activities. This tax holiday is set to expire in 2010. Notwithstanding qualification for this tax holiday, we are subject to minimum tax rules which override the full tax exemption. During 2009, we were subject to a minimum tax on this income in India at a rate of approximately 17%. The net impact on earnings per share for the year ended December 31, 2009 attributable to the tax holiday is estimated not to be material.

        We did not provide for U.S. federal income and state income taxes on accumulated and current earnings of our India subsidiary because these earnings are intended to be indefinitely reinvested. If we expect or distribute those earnings in the form of dividends or otherwise, we would be subject to U.S. federal and state income taxes and reported as a component of income tax expense.

        Effective January 1, 2007, we adopted FIN 48, codified as ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return.

        The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the two years ended December 31, 2009 is as follows (in thousands):

Balance as of December 31, 2007	$35

Increases related to tax positions taken during a prior period	3,051
Increases related to tax positions taken during the current period	573

Balance as of December 31, 2008	3,659

Increases related to tax positions taken during a prior period	448
Increases related to tax positions taken during the current period	346
Decreases related to expiration of statute of limitations	(158)

Balance as of December 31, 2009	$4,295

        During 2009, we recorded total gross unrecognized tax expense of approximately $0.1 million, primarily due to uncertain tax positions related to our tax credits and tax treatment of certain temporary differences. As of December 31, 2009, the total amount of gross unrecognized tax benefits, if realized, would affect our effective tax rate by approximately $3.4 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2009 and 2008 were immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stockholders' Equity, 401(k) and Stock Option Plans

Treasury Stock

        During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. For the year ended December 31, 2008, shares with an aggregate value of $65.0 million, excluding broker commissions of $0.1 million, were repurchased. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchase of the remaining $25.0 million of shares will be based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. Through December 31, 2008, a total of 4,066,296 shares at an average cost of $16.00 per share were repurchased through a combination of open market purchases and pursuant to a 10b5-1 trading plan. No shares have been repurchased during the year ended December 31, 2009. Additionally, for the years ended December 31, 2009, 2008 and 2007, we withheld 16,855 shares, 10,396 shares and 1,759 shares, respectively from employees to satisfy tax withholding obligations on the vesting of restricted stock.

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

        The Rights are not exercisable until the distribution date, which is the earlier of the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding share of our common stock (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the board of directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person or a tender offer is commenced or announced to commence, each stockholder holding a Right will thereafter have the right to receive upon exercise of the Right that number of shares of Common Stock having a market value of two times the exercise price of the Right. The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 6, 2003 entered into between us and EquiServe Trust Company, N.A., as rights agent. Sutter Hill Ventures and ABS Capital Partners and their respective affiliated entities will be exempt from the Rights Plan, unless they acquire beneficial ownership of 17.5% or 22.5% or more, respectively, of our common stock. At no time will the Rights have any voting power. The Rights will expire on February 27, 2013, unless the Rights are earlier redeemed or exchanged by Omnicell.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stockholders' Equity, 401(k) and Stock Option Plans (Continued)

401(k) Plan

        We have established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, the company began matching 401(k) contributions, up to 3% maximum of employee contributions. The total company 401(k) contributions during 2009 were $0.5 million.

Description of Share-Based Plans

        Equity Incentive Plan.    On May 19, 2009, at the Company's 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, our stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan, or the 2009 Plan. The 2009 Plan succeeds the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan, together the Prior Plans. No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. At December 31, 2009, 1,671,481 shares of common stock were reserved for future issuance under the 2009 Plan.

        Options granted under the 2009 Plan generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2009 Plan generally expire ten years from the date of grant. We also grant both restricted stock and restricted stock units, or RSUs, to participants under the 2009 plan. The board of directors determines the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. Grants of restricted stock to non-employee directors are granted on the date of our annual meeting of stockholders and vest in full on the date of our next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. We consider the dilutive impact of options, restricted stock and restricted stock units in our diluted net income per share calculation.

        The board of directors shall administer the 2009 Plan unless and until the board of directors delegates administration to a committee. The Board has delegated administration of the 2009 Plan to the Compensation Committee of the Board and the 2009 Plan is generally administered by such committee. The board of directors may suspend or terminate the 2009 Plan at any time. The board of directors may also amend the 2009 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board of directors to the extent stockholder approval is necessary to satisfy the applicable listing requirements of NASDAQ.

        If we sell, lease or dispose of all or substantially all of our assets, or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2009 Plan. If the surviving entity does not assume or substitute these awards, then generally the stock awards will immediately and fully vest.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stockholders' Equity, 401(k) and Stock Option Plans (Continued)

        1997 Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2009, 2,508,016 shares had been issued under the ESPP. At our 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of December 31, 2009, there were a total of 2,823,539 shares reserved for future issuance under the ESPP. During the year ended December 31, 2009, 392,159 shares of common stock were purchased under the ESPP.

Note 15. Share-Based Compensation

        We adopted ASC 718, "Stock Compensation" using the modified prospective transition method beginning January 1, 2006. For awards granted prior to but not yet vested as of January 1, 2006 share-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123 and adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under ASC 718 using straight-line amortization method. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2009, 2008 and 2007 has been reduced for estimated forfeitures.

        Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$1,478	$1,610	$1,488
Research and development	1,184	1,204	1,109
Selling, general and administrative	7,063	8,351	8,565

Total share-based compensation expense	$9,725	$11,165	$11,162

        We did not capitalize any share-based compensation into inventory during 2009 or 2008 as it was not material. Share-based compensation capitalized in inventory at December 31, 2007 was $0.1 million. Income tax (charges) benefits realized from share-based compensation and increases (decreases) to additional paid in capital during 2009, 2008 and 2007 were $(5.5) million, $12.2 million and $4.9 million, respectively.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
Stock Option Plans	2009	2008	2007
Risk-free interest rate(1)	2.3%	2.9%	4.7%
Dividend yield	0%	0%	0%
Volatility(2)	60.2%	53.6%	56.3%
Expected life(3)	5.0 yrs	4.7 yrs	4.8 yrs

	Year Ended December 31,
Employee Stock Purchase Plan	2009	2008	2007
Risk-free interest rate(1)	0.7%	2.1%	4.9%
Dividend yield	0%	0%	0%
Volatility(2)	67.6%	55.1%	42.5%
Expected life(3)	0.5 – 2 yrs	0.5 – 2 yrs	0.5 – 2 yrs

(1)
The risk-free interest rate for both stock options and the ESPP is based on the zero-coupon U.S. Treasury rate curve in effect at the time of the option grant or at the beginning of the ESPP offering period.

(2)
Expected volatility for both stock options and the ESPP reflects a combination of historical and market-based implied volatility consistent with ASC 718 and Securities and Exchange Commission Staff Accounting Bulletin 107. In 2007, we determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

(3)
Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

Share-Based Payment Award Activity

        A summary of option activity under the Plans for the years ended December 31, 2009, 2008 and 2007 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2006	5,238	$9.85
Granted	1,111	$22.71
Exercised	(1,461)	$9.22
Expired	(43)	$13.44
Forfeited	(212)	$14.82

Outstanding at December 31, 2007	4,633	$12.87
Granted	751	$16.05
Exercised	(478)	$9.55
Expired	(31)	$16.60
Forfeited	(164)	$19.99

Outstanding at December 31, 2008	4,711	$13.45
Granted	788	$8.72
Exercised	(126)	$8.81
Expired	(183)	$17.23
Forfeited	(442)	$13.81

Outstanding at December 31, 2009	4,748	$12.61
Vested and expected to vest at December 31, 2009	4,602	$12.66
Exercisable at December 31, 2009	3,452	$12.35

        Outstanding options at December 31, 2009 had a weighted-average remaining contractual life of 6.2 years and an aggregate intrinsic value of $8.6 million. Vested and expected to vest options had a weighted-average remaining contractual life of 6.1 years and an aggregate intrinsic value of $8.3 million. Exercisable options at December 31, 2009 had a weighted-average remaining contractual life of 5.3 years and an aggregate intrinsic value of $6.4 million.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        The ranges of outstanding and exercisable options for equity share-based payment awards as of December 31, 2009 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)	(Years)		(in thousands)
$2.00 – $5.60	514	$4.29	514	$4.29
$6.10 – $7.94	673	$7.70	198	$7.13
$8.46 – $10.22	518	$9.72	344	$9.71
$10.40 – $10.58	590	$10.52	590	$10.52
$10.60 – $11.58	625	$10.99	500	$11.05
$11.63 – $14.82	498	$12.82	455	$12.80
$15.04 – $20.51	484	$17.53	262	$18.07
$20.80 – $22.63	555	$21.22	422	$21.29
$23.86 – $26.99	189	$25.00	108	$24.89
$29.16 – $29.16	102	$29.16	59	$29.16

$2.00 – $29.16	4,748	$12.61	3,452	$12.35

        As of December 31, 2009, $10.0 million of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.5 years. The weighted average fair value of options granted was $4.57, $7.69 and $12.07 during 2009, 2008 and 2007, respectively. The intrinsic value of options exercised during 2009, 2008 and 2007 was $0.3 million and $4.5 million and $19.9 million, respectively. The total fair value of shares vested during 2009, 2008 and 2007 was $5.6 million, $7.6 million and $8.2 million, respectively.

Restricted Stock and Restricted Stock Units

        A summary of activity of restricted stock granted under the Plans as of December 31, 2009 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2006	17	18.85
Granted	15	22.71
Vested	(18)	19.06

Nonvested at December 31, 2007	14	22.63
Granted	41	11.91
Vested	(14)	22.63

Nonvested at December 31, 2008	41	11.91
Granted	52	9.25
Vested	(41)	11.91

Nonvested at December 31, 2009	52	9.25

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2009, 2008 and 2007 was $0.5 million, $0.2 million and $0.4 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.2 million and is expected to be recognized over a weighted average period of 0.4 years.

        A summary of activity of restricted stock units, or RSUs, granted under the Plans as of December 31, 2009 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2006	15	19.91
Granted	199	24.18
Vested	(24)	20.79
Forfeited	(10)	23.06

Nonvested at December 31, 2007	180	24.35
Granted	159	17.24
Vested	(66)	21.94
Forfeited	(37)	25.11

Nonvested at December 31, 2008	236	20.11
Granted	150	9.09
Vested	(91)	18.72
Forfeited	(31)	20.36

Nonvested at December 31, 2009	264	14.32

        The fair value of RSUs is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2009, 2008 and 2007 was $1.6 million, $1.5 million and $0.6 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2009 is $4.6 million over a weighted-average period of 2.7 years.

Employee Stock Purchase Plan

        As of December 31, 2009, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1.1 million and is expected to be recognized over a weighted average period of 0.6 years.

Note 16. Facilities Closure

        On May 13, 2008, we announced plans to relocate our mobile cart manufacturing from Elgin, South Carolina to subcontract suppliers and our existing facility in Livermore, California. The consolidation of mobile cart manufacturing services in near proximity to our other manufacturing and development facilities supports our strategy to integrate medication management system technology with mobile cart technology. We incurred expenses of $0.7 million in connection with facility closure for the year ended December 31, 2008, including a $0.4 million one-time charge related to the termination of the lease for our facility in Elgin, South Carolina.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Restructuring

        During the first quarter of 2009, we implemented a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with our current business expectations. The restructuring plan accounted for a reduction in 103 employees, which was partially offset by hiring for newly created positions during the quarter. Affected employees were eligible for a severance package that included severance pay, continuation of benefits and outplacement services. We recorded restructuring charges of $1.2 million in cost of revenues and $1.3 million in operating expenses in connection with the restructuring and have completely paid all liabilities associated with the restructuring.

        A summary of the restructuring activity during the year ended December 31, 2009 are as follows (in thousands):

Severance Costs
Balance of accrual as of December 31, 2008	$—
Charges	2,524
Payments	(2,524)

Balance of accrual as of December 31, 2009	$—

Note 18. Subsequent Events

        We have evaluated subsequent events, as defined by ASC 855, "Subsequent Events" (formerly referred to as SFAS No. 165), through February 23, 2010, the day our consolidated financial statements for the year ended December 31, 2009 were issued and conclude there are no additional disclosures required.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowances Deducted from Assets:	Balance at beginning of year	Additions charged to costs and expenses	Charged (credited) to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the Year Ended December 31, 2007
Accounts receivable(1)	$1,533	$542	$(244)	Recovery	$(297)	Write-off	$1,534
Non-current investment in sales-type leases(1)	290	72					362

Total allowances deducted from assets	$1,823	$614	$(244)		$(297)		$1,896

For the Year Ended December 31, 2008
Accounts receivable(1)	$1,534	$516			$(513)	Write-off	$1,537
Non-current investment in sales-type leases(1)	362				(27)	Recovery	335

Total allowances deducted from assets	$1,896	$516			$(540)		$1,872

For the Year Ended December 31, 2009
Accounts receivable(1)	$1,537	$(60)	$(155)		$(454)	Write-off	$868
Non-current investment in sales-type leases(1)	335	488	119				942

Total allowances deducted from assets	$1,872	$428	$(36)		$(454)		$1,810

(1)
Allowance for doubtful accounts.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2010	OMNICELL, INC.
	By:	/s/ ROBIN G. SEIM Robin G. Seim Vice President of Finance and Chief Financial Officer

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

Signature	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 23, 2010
/s/ ROBIN G. SEIM Robin G. Seim	Vice President of Finance, Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2010
/s/ MARY E. FOLEY Mary E. Foley	Director	February 19, 2010
/s/ JAMES T. JUDSON James T. Judson	Director	February 17, 2010

S-1

Signature	Title	Date

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	February 23, 2010
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	February 23, 2010
/s/ GARY S. PETERSMEYER Gary S. Petersmeyer	Director	February 21, 2010
/s/ DONALD C. WEGMILLER Donald C. Wegmiller	Director	February 22, 2010
/s/ SARA J. WHITE Sara J. White	Director	February 23, 2010
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	February 19, 2010

S-2

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3	(3)	Bylaws of Omnicell, Inc., as amended.
4.1	(1)	Form of Common Stock Certificate.
4.2	(4)	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A.
10.1	(1)	Real Property Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership.
10.2	(1)	Master Assignment Agreement and Master Sales Agreement, dated September 29, 1994, between Americorp Financial, Inc. and Omnicell, as amended.
10.3	(1)	Group Purchasing Agreement, effective June 1, 1997, between Premier Purchasing Partners, L.P., and Omnicell.
10.4	(1)	Letter Agreement, dated June 27, 1997, between the University Health System Consortium Services Corporation and Omnicell.
10.5	(1)	Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell.
10.6	(1)	Asset Purchase Agreement, dated December 18, 1998, between Omnicell and Baxter Healthcare Corporation, as amended.
10.7	(1)	Form of Director and Officer Indemnity Agreement.
10.8		Reserved
10.9		Reserved
*10.10	(5)	1997 Employee Stock Purchase Plan, as amended.
*10.11	(6)	1999 Equity Incentive Plan, as amended.
*10.11A	(7)	Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 1999 Equity Incentive Plan, as amended.
*10.11B	(7)	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 1999 Equity Incentive Plan, as amended.
10.12	(1)†	Collaborative Solutions Provider Agreement, dated July 10, 2001, between Omnicell and Bergen Brunswig Drug Company.
10.13	(8)	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc.
*10.14	(6)	2003 Equity Incentive Plan.
*10.15	(9)	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston.
10.16	(9)	Master Services Agreement, dated September 5, 2003, between Omnicell and Aditi Technologies Pvt. Ltd.
*10.17	(10)	2009 Equity Incentive Plan.

Exhibit No.		Description
10.18	(11)†	Master Lease/Loan Purchase Program Agreement, dated as of February 28, 2005, between Omnicell and De Lage Landen Financial Services, Inc. as amended March 11, 2006.
*10.19A	(12)	2008 Omnicell Quarterly Executive Bonus Plan.
*10.19B	(13)	Addendum to the 2008 Quarterly Executive Bonus Plan.
*10.20	(14)	2009 Omnicell Quarterly Executive Bonus Plan.
*10.21	(15)	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim.
*10.22	(12)	2008 Executive Officer Compensation (through April 1, 2009).
*10.23	(16)	2009 Executive Officer Compensation (effective April 1, 2009).
*10.24	(17)	Form of Change of Control Agreement.
*10.25	(18)	Employment Agreement, dated March 6, 2006, between Omnicell and Renee M. Luhr.
10.26	(19)	Master Lease/Loan Purchase Program Agreement, dated as of April 3, 2006, between Omnicell and General Electric Capital Corporation.
*10.27	(20)	Compensation Arrangement for Non-Employee Directors.
*10.28	(21)	Amended and Restated Severance Benefit Plan.
10.29	(3)	Real Property Lease, effective June 29, 2007, between Omnicell and Britannia Hacienda VIII LLC.
*10.30	(13)	Employment Agreement dated October 17, 2008, between Omnicell and Nhat H. Ngo.
*10.31	(13)	Separation Agreement and General Release, effective February 15, 2009 between Omnicell and Renee M. Luhr.
*10.32	(13)	Employment Agreement dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney. Reference is made to the signature page to this report.
31.1		Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
31.2		Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
32.1**		Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)
Previously filed as an exhibit to our Registration Statement on Form S-1, as amended, filed on March 14, 2001 and incorporated herein by reference.

(2)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 28, 2003 and incorporated herein by reference.

(3)
Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 9, 2007 and incorporated herein by reference.

(4)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 14, 2003 and incorporated herein by reference.

(5)
Previously filed as an exhibit to our Quarterly Report on Form 10-Q, filed on August 5, 2009 and incorporated herein by reference.

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

(9)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 8, 2004 and incorporated herein by reference.

(10)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 20, 2009 and incorporated herein by reference.

(11)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2005 as amended by our Current Report on Form 8-K/A, filed on May 17, 2006 and incorporated herein by reference.

(12)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 12, 2008 and incorporated herein by reference.

(13)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed February 23, 2009 and incorporated herein by reference.

(14)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 10, 2009 and incorporated herein by reference. Reference is made to Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(15)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on January 24, 2006 and incorporated herein by reference.

(16)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on February 9, 2009 and incorporated herein by reference.

(17)
Previously filed as an exhibit to our Annual Report on Form 10-K, filed on March 16, 2006 and incorporated herein by reference.

(18)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on March 15, 2006 and incorporated herein by reference.

(19)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 9, 2006 and incorporated herein by reference.

(20)
Reference is made to the disclosure under the caption "Director Compensation" included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 8, 2009 and incorporated herein by reference.

(21)
Previously filed as an exhibit to our Current Report on Form 8-K, filed on May 4, 2007 and incorporated herein by reference.

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