Form 10-Q
period 2010-03-31
OMNICELL, Inc
filed 2010-05-10
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 3, 2010 was 32,527,418.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$180,611	$169,230
Accounts receivable, net	39,879	40,826
Inventories	10,147	10,502
Prepaid expenses	8,428	8,780
Deferred tax assets	15,185	15,247
Other current assets	5,711	6,159
Total current assets	259,961	250,744

Property and equipment, net	13,578	13,209
Non-current net investment in sales-type leases	9,992	10,104
Goodwill	24,982	24,982
Other intangible assets	3,784	4,233
Non-current deferred tax assets	10,067	9,666
Other assets	9,331	9,322
Total assets	$331,695	$322,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,603	$10,313
Accrued compensation	6,284	8,095
Accrued liabilities	11,667	11,997
Deferred service revenue	14,934	14,457
Deferred gross profit	15,845	13,689
Total current liabilities	59,333	58,551

Long-term deferred service revenue	21,072	20,810
Other long-term liabilities	682	595
Total liabilities	81,087	79,956

Stockholders’ equity:
Total stockholders’ equity	250,608	242,304

Total liabilities and stockholders’ equity	$331,695	$322,260

(1)  Information derived from our December 31, 2009 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product	$42,295	$42,295
Services and other revenues	11,865	9,909
Total revenue	54,160	52,204

Cost of revenues:
Cost of product revenues	19,265	20,280
Cost of services and other revenues	7,309	6,895
Restructuring charges	—	1,209
Total cost of revenues	26,574	28,384

Gross profit	27,586	23,820
Operating expenses:
Research and development	4,565	3,977
Selling, general, and administrative	21,512	21,499
Restructuring charges	—	1,315
Total operating expenses	26,077	26,791
Income (loss) from operations	1,509	(2,971)
Other income, net	74	182
Income (loss) before provision for (benefit from) income taxes	1,583	(2,789)
Provision for (benefit from) income taxes	604	(918)
Net income (loss)	$979	$(1,871)

Net income (loss) per share:
Basic	$0.03	$(0.06)
Diluted	$0.03	$(0.06)

Weighted average shares outstanding:
Basic	32,207	31,453
Diluted	33,153	31,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$979	$(1,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,123	2,473
Loss on disposal of property and equipment	—	19
Provision for receivable allowance	(50)	52
Share-based compensation expense	2,156	2,484
Income tax benefits from employee stock plans	964	—
Excess tax benefits from employee stock plans	(1,115)	(4)
Provision for excess and obsolete inventories	385	1,636
Deferred income taxes	(339)	240
Changes in operating assets and liabilities:
Accounts receivable, net	808	(4,377)
Inventories	(30)	475
Prepaid expenses	351	(129)
Other current assets	143	327
Net investment in sales-type leases	534	1,054
Other assets	(806)	(962)
Accounts payable	290	2,511
Accrued compensation	(1,811)	(1,205)
Accrued liabilities	(330)	997
Deferred service revenue	1,438	(404)
Deferred gross profit	2,156	(4,996)
Other long-term liabilities	87	(47)
Net cash provided by (used in) operating activities	7,933	(1,727)

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(107)	(43)
Purchases of property and equipment	(1,766)	(1,545)
Net cash used in investing activities	(1,873)	(1,588)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	4,206	1,725
Excess tax benefits from employee stock plans	1,115	4
Net cash provided by financing activities	5,321	1,729

Net increase (decrease) in cash and cash equivalents	11,381	(1,586)
Cash and cash equivalents at beginning of period	169,230	120,439
Cash and cash equivalents at end of period	$180,611	$118,853

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010, or for any future period.

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

Fair value of financial instruments. We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820.

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

At March 31, 2010 and December 31, 2009, our financial assets utilizing Level 1 inputs included cash equivalents.  For these items, quoted market prices are readily available and fair value approximates carrying value.  We do not currently have any material financial instruments utilizing Level 2 and Level 3 inputs.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended March 31, 2010 and March 31, 2009.  A single customer accounted for 12% of accounts receivable at March 31, 2010, but there was no customer with 10% or more of accounts receivable at March 31, 2009.

Sales of accounts receivable. We offer our customers multi-year, non-cancelable payment terms.  Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis.  We reflect the financing costs on the sale of these receivables as a component of our revenue.  We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company.  We record the sale of our accounts receivables as “true sales” in accordance with ASC 860, “Transfers and Servicing.”  During the three months ended March 31, 2010 and 2009, we transferred non-recourse accounts receivable totaling $17.5 million and $7.9 million, respectively, which approximated fair value, to third party leasing companies.  At March 31, 2010 and December 31, 2009, accounts receivable included $0.7 million and $1.6 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Dependence on suppliers. We have a significant supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice.  Purchases from this supplier for the three months ended March 31, 2010 were approximately $5.3 million.  Purchases from this supplier for the three months ended March 31, 2009 were approximately $5.2 million.

 Estimating excess and obsolete inventory.  Our adjustment of inventory to lower-cost-or-market includes the assessment of excess quantities and obsolete inventory items. In the first quarter of 2010, we based our determination for potential excess and obsolete exposure on twelve-months’ forecasted usage, considering scheduled installations and backlog, using new capabilities from our recent ERP implementation.  Visibility into forward-looking data provides management a better understanding of potential exposures than the previous twelve-months’ historical usage approach . This refinement in our estimating methodology did not materially affect our financial results.

Income Taxes. For the three months ended March 31, 2010, we recorded an income tax expense of $0.6 million compared to an income tax benefit of $(0.9) million in the same period last year.  The estimated annual effective tax rates were 50.6% and 41.1% for the three months ended March 31, 2010 and 2009 respectively, before the accounting for discrete items.  The increase in the current annual effective tax rate is primarily due to the federal research tax credit expiration.  The effective tax rate differs from the statutory tax rate of 35% due primarily to state income taxes, non-deductible stock compensation charges under ASC 718 and disallowed tax deductions.  The income tax benefit for the three months ended March 31, 2009 was primarily a result of net discrete income tax benefits realized in the period, which includes a benefit from the recording of restructuring expenses of approximately $1.0 million offset by the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.

Total comprehensive income (loss). Total comprehensive income (loss) is the same as net income (loss) for the three months ended March 31, 2010 and 2009.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2010 and 2009, our revenues and gross profits were generated by medication and supply dispensing systems and no customer accounted for greater than 10% of our revenues.

Recently Issued Accounting Pronouncements.

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update, or ASU, 2010-09, which amends ASC 855, “Subsequent Events.”  The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This was effective upon issuance on February 24, 2010 and is not expected to impact our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, “Revenue Recognition,” and ASC 985, “Software,” respectively. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product’s essential functionality and places them under ASC 605, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 were 1,847,913 and 4,716,239, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic:
Net income (loss)	$979	$(1,871)
Weighted average shares outstanding - basic	32,207	31,453
Net income (loss) per share - basic	$0.03	$(0.06)

Diluted:
Net income (loss)	$979	$(1,871)
Weighted average shares outstanding - basic	32,207	31,453
Add: Dilutive effect of employee stock plans	946	—
Weighted average shares outstanding - diluted	33,153	31,453
Net income (loss) per share - diluted	$0.03	$(0.06)

Note 3. Stockholders’ Equity

Treasury Stock

During 2008, our Board of Directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through March 31, 2010, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through open market purchases.

During the three months ended March 31, 2010 and 2009, we did not repurchase any shares through the stock repurchase programs. As of March 31, 2010, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.  Additionally, for the three months ended March 31, 2010, we withheld 6,607 shares from employees to satisfy tax withholding obligations on the vesting of restricted stock units. For the three months ended March 31, 2009, we withheld 4,138 shares from employees to satisfy tax withholding obligations on the vesting of restricted stock units.

Note 4. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At March 31, 2010, 1,292,659 shares of common stock were reserved for future issuance under the Company’s 2009 Equity Incentive Plan, or the 2009 Plan.  At March 31, 2010, $10.2 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.7 years.

A summary of aggregate option activity for the three months ended March 31, 2010 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	4,748	$12.61
Granted	289	$12.62
Exercised	(270)	$9.62
Forfeited	(30)	$14.09
Expired	(30)	$16.44
Outstanding at March 31, 2010	4,707	$12.74
Exercisable at March 31, 2010	3,407	$12.50

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to nonvested restricted stock at March 31, 2010 is approximately $0.1 million and is expected to be recognized over a weighted average period of 0.1years. Expected future compensation expense relating to RSUs outstanding on March 31, 2010 is $5.4 million over a weighted-average period of 2.9 years.  A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2010 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value Per	Number of	Fair Value Per
	Shares	Share	Shares	Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2009	52	$9.25	264	$14.32
Granted	—		113	$12.48
Vested	—		(16)	$15.80
Forfeited	—		(6)	$18.05
Non-vested, March 31, 2010	52	$9.25	355	$13.60

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2010, 2,748,422 shares had been issued under the ESPP.  As of March 31, 2010, there were a total of 2,583,133 shares reserved for future issuance under the ESPP.  During the three months ended March 31, 2010, 240,406 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to the Plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation.”

The impact on our results for share-based compensation for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of product and service revenues	$321	$379
Research and development expenses	244	266
Selling, general and administrative expenses	1,591	1,839
Total share-based compensation expenses	$2,156	$2,484

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$3,108	$3,589
Work in process	94	171
Finished goods	6,946	6,742
Total	$10,147	$10,502

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Net minimum lease payments to be received	$17,284	$17,164
Less unearned interest income portion	2,117	2,001
Net investment in sales-type leases	15,167	15,163
Less current portion(1)	5,175	5,059
Non-current net investment in sales-type leases(2)	$9,992	$10,104

The minimum lease payments under sales-type leases as of March 31, 2010 are as follows (in thousands):

2010 (remaining nine months)	$4,684
2011	6,400
2012	2,815
2013	2,088
2014	1,145
Thereafter	152
Total	$17,284

(1)     A component of other current assets.

(2)     Net of allowance for doubtful accounts of $0.7 million as of March 31, 2010 and $0.6 million as of December 31, 2009.

Note 7. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer base	3,184	1,091	2,093	3,184	999	2,185	5-8 years
Acquired technology	9,364	8,278	1,086	9,364	7,888	1,476	3-6 years
Patents	562	124	438	455	110	345	20 years
Non-compete	720	553	167	720	493	227	3 years
Total finite-lived intangibles	13,830	10,046	3,784	13,723	9,490	4,233

Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite
Net other intangibles & goodwill	$38,812	$10,046	$28,766	$38,705	$9,490	$29,215

Amortization expense totaled $0.6 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Estimated annual expected amortization expense of the finite-lived intangible assets at March 31, 2010 is as follows (in thousands):

2010 (remaining nine months)	$1,571
2011	424
2012	424
2013	424
2014	424
Thereafter	517
Total	$3,784

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$22,571	$20,876
Cost of revenues, excluding installation costs	(6,726)	(7,187)
Deferred gross profit	$15,845	$13,689

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Pre-acquisition contingency	$5,266	$5,269
Accrued Group Purchasing Organization (GPO) fees	2,419	2,932
Rebates and lease buyouts	1,669	1,140
Taxes payable	906	912
Deferred rent	734	806
Advance payments from customers	432	662
Accrued professional fees	168	192
Other	73	84
Total	$11,667	$11,997

Note 10. Commitments

The following table summarizes our contractual obligations at March 31, 2010 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$7,573	$3,610	$3,874	$89	$—
Commitments to contract manufacturers and suppliers(2)	3,431	3,431	—	—	—
Total	$11,004	$7,041	$3,874	$89	$—

(1)          Commitments under operating leases relate primarily to leasehold property and office equipment. Please refer to Note 13 Subsequent Event.

(2)          We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable, and unconditional purchase commitments.

Note 11. Legal Proceedings

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of March 31, 2010. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties are awaiting a response from the appeal board of the United States Patent and Trademark Office following the filing of rebuttal briefs.

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

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, the outcomes in these matters are not probable and/or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

Note 12. Restructuring in First Quarter 2009

During the first quarter of 2009, we implemented a restructuring plan whereby we reduced our headcount from 844 full-time employees at December 31, 2008 to 756 full-time employees at March 31, 2009 to balance our expenses with our then-current business expectations.  The restructuring plan accounted for a reduction of 103 employees, which was partially offset by hiring for newly created positions during the quarter.  Affected employees were eligible to receive a severance package that included severance pay, continuation of benefits and outplacement services. We recorded a charge of $2.5 million in the first quarter of 2009 in connection with the restructuring.  We did not incur any additional charges associated with this restructuring beyond the first quarter of 2009 and we paid all of the accrued severance costs by the end of 2009.

A summary of the restructuring activity during the twelve months ended December 31, 2009 are as follows (in thousands):

Severance
Costs
Balance of accrual as of December 31, 2008	$—
Charges	2,524
Payments	(2,524)
Balance of accrual as of December 31, 2009	$—

Note 13. Subsequent Event

In April 2010, the Company entered into a lease agreement to replace certain expiring leases with approximately 25,000 square feet of office space in Nashville, Tennessee.  The new lease is for a term of 60 months, expected to commence July 2010, with two five-year renewal options.  The base rental commitment for the initial five-year term totals $1.7 million.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•                       the extent and timing of future revenues, including the amounts of our current backlog, which represent firm orders that have not completed installation and therefore have not been recognized as revenue;

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.  We are a leading provider of medication control and patient safety solutions for acute care health facilities. Over 1,600 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls and medical safety, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

We sell our medication dispensing and supply automation systems, and generate the substantial majority of our revenue, in the United States.  However, we have seen an increase in our revenue from our international operations and we expect such revenue from our international operations to increase in future periods as we continue to grow our international business.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, and South America.  We have not sold in the past, and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

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

Operating Environment During the Three Months Ended March 31, 2010

Our revenues have remained stable year-over-year with product revenue flat and service revenue showing steady gains.  Our profitability improved with both product margins and service margins showing gains year over year.  We believe our solutions are attractive relative to our competition.  In particular:

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

During the first quarter of 2010 we achieved similar performance levels compared to the fourth quarter of 2009.  Product revenue decreased slightly, by $0.6 million, while service revenue increased slightly, by $0.1 million.  Overall gross margins improved by 1.1% to 50.9% with product gross margins improving to 54.5% on revenue of $42.3 million as compared with 52.2% on revenue of $42.8 million in the prior quarter.  This was offset by lower service gross margins of 38.4% on revenue of $11.9 million as compared with 41.1% margins on $11.8 million in revenue in the prior quarter.  The product gross margin increase was driven primarily by product mix and, to a lesser degree, a decrease in international sales where margins tend to be lower, while the decrease in service gross margins was driven by higher cost of service replacement parts.

We believe that our gross margins will continue to fluctuate based on the mix of products installed, fluctuation in the percentage of revenues derived from our international business and the related costs and changes in service and installation headcount compared to our revenue level.  International business carries lower gross margins because our international distributors bear the cost of installation, support and most of the sales effort, and therefore demand lower pricing.  Cash increased during the quarter by $11.4 million on strong cash collections of accounts receivable and cash generated from stock option exercises.  Net cash provided by operating activities totaled $7.9 million during the three months ended March 31, 2010.

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

•    Inventory;

•    Valuation of share-based awards; and

•    Accounting for income taxes.

During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies and estimates, except for the method in which we estimate our excess and obsolete inventory, as described below.

Estimating excess and obsolete inventory.  Our adjustment of inventory to lower-cost-or-market includes the assessment of excess quantities and obsolete inventory items. In the first quarter of 2010, we based our determination for potential excess and obsolete exposure on twelve-months’ forecasted usage, considering scheduled installations and backlog, using new capabilities from our recent ERP implementation. Visibility into forward-looking data provides management a better understanding of potential exposures than previous twelve-months’ historical usage approach. This refinement in our estimating methodology did not materially affect our financial results.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued Accounting Standards Update, or ASU, 2010-09, which amends ASC 855, “Subsequent Events.”  The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This was effective upon issuance on February 24, 2010 and is not expected to impact our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, “Revenue Recognition,” and ASC 985, “Software,” respectively. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product’s essential functionality and places them under ASC 605, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements. We expect that our adoption of these ASUs will require substantial amounts of management’s time and attention and may result in increased operating expenses.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue
	(in thousands, except for percentages)
Revenues:
Product revenues	$42,295	78.1%	$42,295	81.0%
Services and other revenues	11,865	21.9%	9,909	19.0%
Total revenues	54,160	100.0%	52,204	100.0%

Cost of revenues:
Cost of product revenues	19,265	35.6%	20,280	38.9%
Cost of services and other revenues	7,309	13.5%	6,895	13.2%
Restructuring charges	—	—%	1,209	2.3%
Total cost of revenues	26,574	49.1%	28,384	54.4%

Gross profit	27,586	50.9%	23,820	45.6%
Operating expenses:
Research and development	4,565	8.4%	3,977	7.6%
Selling, general and administrative	21,512	39.7%	21,499	41.2%
Restructuring charges	—	—%	1,315	2.5%
Total operating expenses	26,077	48.1%	26,791	51.3%
Income (loss) from operations	1,509	2.8%	(2,971)	(5.7)%
Interest and other income, net	74	0.1%	182	0.3%
Income (loss) before provision for (benefit from) income taxes	1,583	2.9%	(2,789)	(5.4)%
Provision for (benefit from) income taxes	604	1.1%	(918)	(1.8)%
Net income (loss)	$979	1.8%	$(1,871)	(3.6)%

Product Revenues, Cost of Product Revenues, Restructuring Charges and Gross Profit

The table below shows our product revenues, cost of product revenues, restructuring charges and gross profit for the three months ended March 31, 2010 and 2009 and the percentage change between those quarters:

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands, except for percentages)
Product revenues	$42,295	$42,295	—%
Cost of product revenues	19,265	20,280	(5.0)%
Restructuring charges	—	1,008	(100.0)%
Gross profit	$23,030	$21,007	9.6%

Product revenues were flat in the three months ended March 31, 2010 as compared to the same period in 2009.

Cost of product revenues decreased by $1.0 million, or 5.0% in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was primarily due to a $1.0 million provision for excess and obsolete inventory recorded in the first quarter of 2009.

Restructuring charges of $1.0 million were recorded to cost of product revenue relating to our work force reduction during the first quarter of 2009.  Costs recorded related primarily to severance pay, continuation of benefits and outplacement services. As part of the restructuring we reduced headcount by 50 employees in predominately manufacturing and field operations departments.

Gross profit on product revenue increased by $2.0 million, or 9.6% in the three months ended March 31, 2010 as compared to the same period in 2009. This increase was primarily a result of the aforementioned decrease in the provision for excess and obsolete inventory and no additional restructuring charges.

We expect revenues to be stable for 2010 and we do not foresee any significant fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues, Restructuring Charges and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues, restructuring charges and gross profit for the three months ended March 31, 2010 and 2009 and the percentage change between those quarters:

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands, except for percentages)
Service and other revenues	$11,865	$9,909	19.7%
Cost of service and other revenues	7,309	6,895	6.0%
Restructuring charges	—	201	(100.0)%
Gross profit	$4,556	$2,813	62.0%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services.  Service and other revenues increased by $2.0 million, or 19.7% in the three months ended March 31, 2010 as compared to the same period in 2009.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

Cost of service and other revenues increased by $0.4 million, or 6.0% in the three months ended March 31, 2010 as compared to the same period in 2009.  The increase was primarily due to an increase in replacement part costs in support of the expanded service base.

Restructuring charges of $0.2 million were recorded to cost of service revenue relating to our work force reduction during the first quarter of 2009.  As part of the restructuring we reduced headcount by 10 employees in field, customer and technical service departments. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on service and other revenues increased by $1.7 million, or 62.0% in the three months ended March 31, 2010 as compared to the same period in 2009.  The increase in gross profit on service and other revenues was due to increased revenues from an expanded installed base without a significant growth in service cost. We expect our gross profit on service and other revenues to remain consistent in 2010.

Operating Expenses

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands, except for percentages)
Research and development	$4,565	$3,977	14.8%
Selling, general and administrative	21,512	21,499	0.1%
Restructuring charges	—	1,315	(100.0)%
Total operating expenses	$26,077	$26,791	(2.7)%

Research and Development. Research and development expenses increased by $0.6 million, or 14.8% in the three months ended March 31, 2010 as compared to the same period in 2009.  Research and development expenses represented 8.4% and 7.6% of total revenues in the three months ended March 31, 2010 and 2009, respectively.  The increase was due primarily to a $0.4 million increase in consulting expenses related to new product development.

We expect research and development expenses to increase slightly as a percentage of our revenue and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased slightly in the three months ended March 31, 2010 compared to the same period in 2009.  Selling, general and administrative expenses represented 39.7% and 41.2% of total revenues in the three months ended March 31, 2010 and 2009, respectively.  Selling, general and administrative expenses for the quarter ended March 31, 2010 as compared with the comparable period a year ago included increased GPO fees of $0.6 million as a result of higher cash collections, increased marketing spending of $0.4 million related to corporate branding activities, reduction in headcount related charges of $0.4 million, and a $0.1 million increase in other related general and administrative expenses offset primarily by a $0.6 million decrease in legal fees related to the settlement of the Rioux litigation, $0.5 million decrease in commissions and $0.4 million decrease in professional fees.

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

Provision for Income Taxes

For the three months ended March 31, 2010, we recorded an income tax expense of $0.6 million compared to an income tax benefit of $(0.9) million in the same period last year.  The estimated annual effective tax rates were 50.6% and 41.1% for the three months ended March 31, 2010 and 2009 respectively, before the accounting for discrete items.  The increase in the current annual effective tax rate is primarily due to the federal research tax credit expiration.  The effective tax rate differs from the statutory tax rate of 35% due primarily to state income taxes, non-deductible stock compensation charges under ASC 718 and disallowed tax deductions.  The income tax benefit for the three months ended March 31, 2009 is primarily a result of net discrete income tax benefits realized in the period, which includes a benefit from the recording of restructuring expenses of approximately $1.0 million offset by the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.

Liquidity and Capital Resources

We had cash and cash equivalents of $180.6 million at March 31, 2010, as compared to $169.2 million at December 31, 2009.  All of our cash is in low risk short term money market funds or demand deposits.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

Operating activities provided $7.9 million of cash during the three months ended March 31, 2010, as compared to a use of cash of $1.7 million for the three months ended March 31, 2009.  The two primary differences in cash generated from operations between 2010 and 2009 were positive net income in 2010 of $1.0 million as opposed to a net operating loss of $1.9 million in 2009 and improved balance sheet management.  Accounts receivable and deferred gross profit, in particular, changed from uses of cash in the first quarter of 2009 of $4.4 million and $5.0 million, respectively, to sources of cash in the first quarter of 2010, generating $0.8 million and $2.2 million, respectively.

We used $1.9 million of cash for investing activities during the three months ended March 31, 2010, an increase of $0.3 million over the cash used for investing activities during the three months ended March 31, 2009, due to a normal and expected cash requirement for growing and updating our capital infrastructure.

Cash generated in financing activities was $5.3 million during the three months ended March 31, 2010, as compared to $1.7 million in cash generated during the three months ended March 31, 2009.  The cash generated during the three months ended March 31, 2010 was from exercises of stock options and sales of our common stock under our ESPP and excess tax benefits from employee stock plans.  The cash generated in the corresponding period in 2009 was only from exercises of stock options and sales of our common stock.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2010.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2010, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of December 31, 2009. While we cannot predict the outcome of this matter, there can be no assurance should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties are awaiting a response from the appeal board of the United States Patent and Trademark Office following the filing of rebuttal briefs.

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

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, the outcomes in these matters are not probable and/or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

Item 1A.     RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer and the market price of our common stock could decline. We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 24, 2010.

Unfavorable economic and market conditions, a decreased demand in the capital equipment and information system markets and uncertainty regarding the rollout of government legislation in the healthcare industry could adversely affect our operating results.

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

Additionally, as the U.S. Federal government rolls out and implements recently enacted healthcare reform legislation, there may be an impact on our business. Healthcare facilities may decide to postpone or scale back spending until the implications of such healthcare reform legislation are more clearly understood, which may affect the demand for our products and harm our business.

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources.

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), PHACTS LLC, Talyst, Inc., Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Capso Solutions, (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc), WaveMark Inc., ParExcellence Systems, Inc., and Lawson Software, Inc.

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

•             certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

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

The medication management and supply chain solutions market is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. As the medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, demand for our products could decrease.

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

In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems has increased over the past few years for reasons that are often outside of our control. Since we recognize revenue only upon installation of our systems at a customer’s site, any delay in installation by our customers or delays in the determination that the earnings process is complete also causes a delay in the recognition of revenue for that system.

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

In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Failure to receive such approvals could prevent us from granting equity compensation at market competitive levels and make it more difficult to attract, retain and motivate employees.  Further to the extent that we expand our business or product lines through the acquisition of other businesses, failure to receive such approvals could prevent us from securing employment commitments from such newly acquired employees.  Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We have experienced substantial changes in our revenue levels and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

Our revenue increased by $2.0 million or 3.8% to $54.2 million for the quarter ended March 31, 2010 compared to $52.2 million for the quarter ended March 21, 2009. However, for the preceding quarter over quarter comparison, the first quarter 2009 revenues declined 15.9% or by $9.9 million dollars from the first quarter 2008 revenues of $62.1 million. Current macroeconomic and general market conditions have contributed to revenue volatility, and an overall decline in our revenues from 2008 levels. Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services. *

The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Recently enacted legislation such as the American Recovery and Reinvestment Act and health reform legislation may cause customers to postpone purchases of our products while the impact of the legislation on their operations is determined. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

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

During the three months ended March 31, 2010, our common stock traded between $11.15 and $15.38 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

Complications in connection with our business information system ongoing upgrades as well as the integration with recently issued accounting standards may impact our results of operations, financial condition and cash flows.*

We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with its anticipated timeline and will incur additional costs. In addition, effective for our fiscal 2011, we are required to adopt ASU 2009-13 and 2009-14, which we anticipate will have the effect of modifying our revenue recognition policy. We further anticipate that integration of these ASUs will require a substantial amount of management’s time and attention and require integration with the recently implemented enterprise resource planning system. The implementation of the system and the adoption of the recently issued ASUs, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.

We frequently grant stock options to our employees. At March 31, 2010, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share, averaging $12.74 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of March 31, 2010, the balance of our unsold leases to U.S. government customers was $15.0 million.

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

Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.*

While the manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or FDA, or the Drug Enforcement Administration, or DEA, these products, or our future products, if any, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.

While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Among other things, this legislation required the Secretary of Health and Human Services, or HHS, to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by “covered entities,” which include pharmacies and other healthcare providers with which we do business. The standards adopted to date include, among others, the “Standards for Privacy of Individually Identifiable Health Information,” which restrict the use and disclosure of personally identifiable health information by covered entities, and the “Security Standards,” which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a “business associate” in relation to many of our customers that are covered entities, and as such, most of  these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations.  Further, pursuant to recent changes in HIPAA under the American Recovery and Reinvestment Act of 2009, or ARRA, we are now also covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity.  A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions. In addition, we cannot predict the potential impact of future HIPAA standards and other federal and state privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of our customers to obtain, use or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

Changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could affect our future results.

We are subject to taxes in the United States and other foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(5)	2010 Executive Officer Compensation
10.1(6)	Omnicell 2010 Quarterly Executive Bonus Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 8, 2010, and incorporated herein by reference. Reference is made to Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(6)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on March 17, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 10, 2010
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.3(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(5)	2010 Executive Officer Compensation
10.1(6)	Omnicell 2010 Quarterly Executive Bonus Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
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

(5)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 8, 2010, and incorporated herein by reference. Reference is made to Item 5.02 of the Current Report on Form 8-K and incorporated herein by reference.

(6)

Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on March 17, 2010, and incorporated herein by reference.