Form 10-Q
period 2010-06-30
OMNICELL, Inc
filed 2010-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 3, 2010 was 32,687,549.

0

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$185,156	$169,230
Accounts receivable, net of allowances of $970 and $868 at June 30, 2010 and December 31, 2009, respectively	37,986	40,826
Inventories	9,735	10,502
Prepaid expenses	7,950	8,780
Deferred tax assets	15,711	15,247
Other current assets	5,908	6,159
Total current assets	262,446	250,744
Property and equipment, net	13,729	13,209
Non-current net investment in sales-type leases	10,135	10,104
Goodwill	24,982	24,982
Other intangible assets	3,270	4,233
Non-current deferred tax assets	9,807	9,666
Other assets	9,125	9,322
Total assets	$333,494	$322,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,968	$10,313
Accrued compensation	6,025	8,095
Accrued liabilities	13,115	11,997
Deferred service revenue	14,777	14,457
Deferred gross profit	12,854	13,689
Total current liabilities	56,739	58,551
Long-term deferred service revenue	19,656	20,810
Other long-term liabilities	657	595
Total liabilities	77,052	79,956
Stockholders’ equity:
Total stockholders’ equity	256,442	242,304
Total liabilities and stockholders’ equity	$333,494	$322,260

(1)  Information derived from our December 31, 2009 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	20	2010	2009	2010	2009
Revenues:
Product revenues		$42,023	$41,983	$84,318	$84,278
Services and other revenues		12,670	10,660	24,535	20,569
Total revenues		54,693	52,643	108,853	104,847
Cost of revenues:
Cost of product revenues		19,009	19,175	38,274	39,455
Cost of services and other revenues		6,816	6,539	14,125	13,434
Restructuring charges		—	—	—	1,209
Total cost of revenues		25,825	25,714	52,399	54,098
Gross profit		28,868	26,929	56,454	50,749
Operating expenses:
Research and development		4,950	4,574	9,515	8,551
Selling, general and administrative		20,426	21,038	41,938	42,537
Restructuring charges		—	—	—	1,315
Total operating expenses		25,376	25,612	51,453	52,403
Income (loss) from operations		3,492	1,317	5,001	(1,654)
Interest and other income, net of other expense		53	194	127	376
Income (loss) before provision for (benefit from) income taxes		3,545	1,511	5,128	(1,278)
Provision for (benefit from) income taxes		1,580	607	2,184	(311)
Net income (loss)		$1,965	$904	$2,944	$(967)

Net income (loss) per share-basic		$0.06	$0.03	$0.09	$(0.03)
Net income (loss) per share-diluted		$0.06	$0.03	$0.09	$(0.03)

Weighted average shares outstanding:
Basic		32,567	31,578	32,388	31,516
Diluted		33,452	31,961	33,303	31,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,944	$(967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,302	4,874
Loss on disposal/impairment of fixed assets	—	251
Provision for (recovery of) receivable allowance	(117)	146
Share-based compensation expense	4,254	4,858
Income tax benefits from employee stock plans	2,281	—
Excess tax benefits from employee stock plans	(2,650)	(4)
Provision for excess and obsolete inventories	829	2,287
Deferred income taxes	(605)	185
Changes in operating assets and liabilities:
Accounts receivable, net	2,703	(11,375)
Inventories	(62)	1,017
Prepaid expenses	830	(477)
Other current assets	466	3,887
Net investment in sales-type leases	(140)	1,410
Other assets	(1,295)	(1,606)
Accounts payable	(344)	1,207
Accrued compensation	(2,069)	(314)
Accrued liabilities	1,118	3,978
Deferred service revenue	464	992
Deferred gross profit	(835)	(4,314)
Other long-term liabilities	62	(72)
Net cash provided by operating activities	12,136	5,963

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(139)	(65)
Purchases of property and equipment	(3,380)	(1,667)
Net cash used in investing activities	(3,519)	(1,732)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	4,659	1,752
Excess tax benefits from employee stock plans	2,650	4
Net cash provided by financing activities	7,309	1,756

Net increase in cash and cash equivalents	15,926	5,987
Cash and cash equivalents at beginning of period	169,230	120,439
Cash and cash equivalents at end of period	$185,156	$126,426

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our results of operations for the three and six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010, or for any future period.

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

Fair value of financial instrument. We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

At June 30, 2010 and December 31, 2009, our financial assets utilizing Level 1 inputs included cash equivalents.  For these items, quoted market prices are readily available and fair value approximates carrying value.  We do not currently have any financial instruments utilizing Level 2 and Level 3 inputs.

Concentration in revenues, in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended June 30, 2010 and 2009.  Additionally, there were no customers accounting for 10% or more of revenues in the six months ended June 30, 2010 and 2009.  No customer accounted for 10% or more of accounts receivable at either June 30, 2010 or December 31, 2009.

Sales of accounts receivable. We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as “true sales” in accordance with ASC 860, “Transfers and Servicing.” During the six months ended June 30, 2010 and 2009, we transferred non-recourse accounts receivable totaling $26.5 million and $21.3 million, respectively, which approximated fair value, to third party leasing companies.  At June 30, 2010 and December 31, 2009, accounts receivable included $0.5 million and $1.6 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.

Dependence on suppliers. We have supply agreements for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. In 2009 and 2010 there was one significant supplier. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months’ notice.  Purchases from the one significant supplier for the three and six months ended June 30, 2010 were approximately $3.6 million and $8.9 million, respectively.  Purchases from this significant supplier for the comparable periods in 2009 were approximately $5.4 million and $10.6 million, respectively.

Income Taxes For the three and six months ended June 30, 2010 we recorded income tax expense of $1.6 and $2.2 million, respectively, as compared with income tax expense of $0.6 million and an income tax benefit of $0.3 million for the corresponding period in 2009. The annualized effective tax rate before discrete items for the six months ended June 30, 2010 was 46.5% as compared to an annualized effective tax benefit rate before discrete items of 45.3% for the six months ended June 30, 2009. The change in the annualized effective tax rate for the six months ended June 30, 2010 as compared to the corresponding period in 2009 was mostly due to absence of 2010 legislation extending the expired federal research and development tax credit. The estimated annualized tax rates differ from the statutory rate of 35% primarily due to the impact of state income taxes and non-deductible equity incentive compensation charges under ASC 740-718.  Net discrete income tax benefits for the six months ended June 30, 2010 consisted primarily of $0.2 million of stock compensation disqualifying dispositions. Net discrete income tax benefits in the six months ended June 30, 2009 included a benefit from the recording of restructuring expenses of approximately $1.0 million partially offset by the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.

Total comprehensive income (loss). Total comprehensive income (loss) is the same as net income (loss) for the three and six months ended June 30, 2010 and 2009.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three and six months ended June 30, 2010 and 2009, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

Recently Issued Accounting Pronouncements.

In October 2009, the FASB issued Accounting Standards Updates (“ASU”) 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, “Revenue Recognition,” and ASC 985-605, “Software - Revenue Recognition,” respectively. ASU 2009-13 requires companies to allocate arrangement consideration in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of selling price is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of Subtopic ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product’s essential functionality and places them under Subtopic ASC 605-25, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements. We intend to adopt these ASUs at the beginning of fiscal year 2011.

In July 2010, the FASB issued “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as ASU 2010-20, amending ASC 310, “Receivables”. The intent of ASU 2010-20 is to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the new disclosures for the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, with new disclosures about period activity effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently evaluating the impact of the adoption of ASU 2010-20 on our consolidated financial statements.

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock include the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method for those arrangements which are “in the money.” Potential common stock which is “out of the money” is excluded as the impact would be anti-dilutive. Additionally, in a period of net loss such as the six months ended June 30, 2009, all potential common stock is excluded and, as a result, the basic and diluted net loss per share is identical. The total number of shares excluded from the calculations of diluted net income (loss) per share for the six months ended June 30, 2010 and 2009 were 1,866,682 and 4,374,977, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30.		Six Months Ended June 30.
	2010	2009	2010	2009
Basic:
Net income (loss)	$1,965	$904	$2,944	$(967)
Weighted average shares outstanding - basic	32,567	31,578	32,388	31,516
Net income (loss) per share - basic	$0.06	$0.03	$0.09	$(0.03)

Diluted:
Net income (loss)	$1,965	$904	$2,944	$(967)
Weighted average shares outstanding - basic	32,567	31,578	32,388	31,516
Add: Dilutive effect of employee stock plans	885	383	915	—
Weighted average shares outstanding - diluted	33,452	31,961	33,303	31,516
Net income (loss) per share - diluted	$0.06	$0.03	$0.09	$(0.03)

Note 3. Stockholders’ Equity

Treasury Stock

During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases are based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through June 30, 2010, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through open market purchases.

During the six months ended June 30, 2010, we did not repurchase any shares through the stock repurchase programs.  As of June 30, 2010, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.  Additionally, for the three and six months ended June 30, 2010, we withheld 5,880 shares and 12,487 shares, respectively, from employees to satisfy tax withholding obligations on the vesting of restricted stock units. For the three and six months ended June 30, 2009, 2,784 shares and 6,922 shares, respectively, were withheld from employees to satisfy tax withholding obligation on the vesting of restricted stock units.

Note 4. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At June 30, 2010, 1,210,838 shares of common stock were reserved for future issuance under our 2009 Equity Incentive Plan, or the "2009 Plan."  At June 30, 2010, $8.8 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.6 years.

A summary of option activities under the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan (collectively, the “Prior Plans”) and the 2009 Plan for the six months ended June 30, 2010 is presented below:
		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2009	4,748	$12..61
Granted	316	$12.67
Exercised	(313)	$9.18
Forfeited	(41)	$14.53
Expired	(75)	$16.55
Outstanding at June 30, 2010	4,635	$12.76
Exercisable at June 30, 2010	3,457	$12.62

 Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our equity incentive plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to nonvested restricted stock at June 30, 2010 is approximately $0.9 million and is expected to be recognized over a weighted average period of 0.9 years. Expected future compensation expense relating to RSUs outstanding on June 30, 2010 is $4.7 million over a weighted-average period of 2.7 years.  A summary of activity of both restricted stock and RSUs for the six months ended June 30, 2010 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted - Average		Weighted - Average
		Grant Date		Grant Date
	Number of Shares	Fair Value Per Share	Number of Shares	Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2009	52	$9.25	264	$14.32
Granted	79	$12.91	116	$12.49
Vested	(54)	$9.40	(66)	$15.26
Forfeited	—	$—	(6)	$18.05
Non-vested, June 30, 2010	77	$12.91	308	$13.35

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2010, 2,748,422 shares had been issued under the ESPP.  As of June 30, 2010, there were a total of 2,583,133 shares reserved for future issuance under the ESPP.  During the six months ended June 30, 2010, 240,406 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to our equity incentive plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation.”

The impact on our results for share-based compensation for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product and service revenues	$379	$287	$700	$665
Research and development expenses	134	293	378	560
Selling, general and administrative expenses	1,584	1,794	3,176	3,633
Total share-based compensation expenses	$2,097	$2,374	$4,254	$4,858

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$3,377	$3,589
Work in process	197	171
Finished goods	6,161	6,742
Total	$9,735	$10,502

Note 6. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Net minimum lease payments to be received	$17,710	$17,164
Less unearned interest income portion	2,172	2,001
Net investment in sales-type leases	15,538	15,163
Less current portion(1)	5,403	5,059
Non-current net investment in sales-type leases(2)	$10,135	$10,104

The minimum lease payments under sales-type leases as of June 30, 2010 are as follows (in thousands):

2010 (remaining six months)	$3,614
2011	7,004
2012	3,190
2013	2,393
2014	1,238
Thereafter	271
Total	$17,710

(1)	A component of other current assets. This amount is net of allowance for doubtful accounts of $0.3 million at June 30, 2010 and $0 at December 31, 2009.
(2)	Net of allowance for doubtful accounts of $0.4 million at June 30, 2010 and $0.6 million at December 31, 2009.

Note 7. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer base	3,184	1,183	2,001	3,184	999	2,185	5-8 years
Acquired technology	9,364	8,668	696	9,364	7,888	1,476	3-6 years
Patents	593	127	466	455	110	345	20 years
Non-compete	720	613	107	720	493	227	3 years
Total finite-lived intangibles	13,861	10,591	3,270	13,723	9,490	4,233

Goodwill	24,982	—	24,982	24,982	—	24,982	Indefinite
Net other intangibles & goodwill	$38,843	$10,591	$28,252	$38,705	$9,490	$29,215

Amortization expense totaled $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense totaled $1.1 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at June 30, 2010 is as follows (in thousands):

2010 (remaining six months)	$993
2011	380
2012	380
2013	380
2014	380
Thereafter	757
Total	$3,270

Note 8. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$17,918	$20,876
Cost of revenues, excluding installation costs	(5,066)	(7,187)
Deferred gross profit	$12,852	$13,689

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Pre-acquisition contingency	$5,254	$5,269
Rebates and lease buyouts	2.424	1,140
Accrued Group Purchasing Organization (GPO) fees	2,332	2,932
Advance payments from customers	1,627	662
Deferred rent	656	806
Taxes payable	505	912
Accrued professional fees	203	192
Other	114	84
Total	$13,115	$11,997

Note 10. Commitments

The following table summarizes our contractual obligations at June 30, 2010 (in thousands):

	Total	Less than one year	One to three Years	Three to five years	More than five years
Operating leases (1)	$8,319	$3,860	$3,691	$768	$—
Commitments to contract manufacturers and suppliers (2)	3,294	3,294	—	—	—
Total	$11,613	$7,154	$3,691	$768	$—

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment.  In April 2010, we entered into a lease agreement to replace certain expiring leases with approximately 25,000 square feet of office space in Nashville, Tennessee.  The new lease is for a term of 60 months, and commenced July 2010, with two five-year renewal options.  The base rental commitment for the initial five-year term totals $1.7 million.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

Note 11. Legal Proceedings

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of June 30, 2010. While we believe the pre-acquisition accrual is adequate, we cannot predict the outcome of this matter and there can be no assurance, should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties have requested oral hearings with the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences and are awaiting its response.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the NDA, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims and intends to defend the matter vigorously. In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

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

Please refer to Note 13 Subsequent Event for discussion of July 2010 restructuring.

Note 13. Subsequent Event

On July 6, 2010, we approved a plan to close our offices and operations in Bangalore, India and in The Woodlands, Texas, and consolidate the activities of these two locations with our Mountain View, California and Nashville, Tennessee operations in an effort to increase the efficiency of operations and promote collaboration among our engineering teams. We expect to complete this consolidation by the end of September 2010.

Provided the employees who have been offered continued employment in our other offices or with a third-party contractor accept such employment, we expect to incur pre-tax restructuring and other related charges in the quarter ending September 30, 2010 of approximately $1.5 million, of which approximately $0.4 million is attributable to non-recurring, personnel-related termination costs and $1.1 million is attributable to lease terminations, asset impairment and other charges.  We expect the equivalent after-tax restructuring and other related charges to be $1.4 million which includes a one-time $0.6 million tax benefit related to such restructuring and other related charges, offset by a one-time tax charge of $0.5 million related to taxes payable on the repatriation of Omnicell, India income.  We anticipate that these restructuring and other related charges will result in cash expenditures of approximately $1.2 million in the three months ending September 30, 2010 and that substantially all of the expenses related to the consolidation will be incurred and recorded during the same quarter.

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

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “potential,” “predicts,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II — Section 1A. “Risk Factors” below.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should also read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to “Omnicell, Inc.,” “Omnicell,” “our,” “us,” “we” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.

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

Operating Environment During the Three Months and Six Months Ended June 30, 2010

Our revenues continue to show modest growth year-over-year, primarily in service revenue, while product revenue has remained flat, mostly due to customer installation schedules. Our profitability improved with both product margins and service margins showing gains year over year.  We believe our solutions are attractive relative to our competition.  In particular:

•	We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•	We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists such as SinglePointe™, Tissue Center System and Anywhere RN™; and

•	The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

We maintain a development staff with expertise in hospital logistics and computerized automated solutions that allows us to regularly deliver new innovations to the market.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis.

During the second quarter we achieved similar performance levels compared to the first quarter of 2010.  Product revenue decreased slightly by 0.7% or $0.3 million, while service revenue increased by 6.7% or $0.8 million.  Overall gross profits improved in the second quarter as compared to the first quarter by nearly 2% to 52.8% with service gross profits increasing to 46.2% on revenue of $12.7 million as compared to 38.4% gross profits on $11.9 million in revenue in the prior quarter.  Product gross profits increased modestly to 54.8% on revenue of $42.0 million as compared to 54.5% margins on revenue of $42.3 million in the prior quarter.  The increase in overall gross profits was driven primarily by the aforementioned increases in service revenue mainly due to receipt of customer purchase orders for service contracts which allowed for revenue recognition from the installation date, which in some cases was in a prior period, and overall lower spending, including the non-recurring favorable timing effect on expenses due to a $1.4 million reduction in accrued vacation.

We believe that our gross profits will continue to fluctuate based on the mix of products installed, fluctuation in the percentage of revenues derived from our international business and the related costs and changes in service and installation headcount compared to our revenue level.  International business carries lower gross margins because our international distributors bear the cost of installation, support and most of the sales effort, and therefore demand lower pricing.  Cash increased during the six months ended June 30, 2010 by $15.9 million due to strong cash collections of accounts receivable and cash generated from stock option exercises.  Net cash provided by operating activities totaled $12.1 million during the six months ended June 30, 2010.

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
• Inventory;
• Valuation of share-based awards; and
• Accounting for income taxes.

During the six months ended June 30, 2010, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Updates ("ASU")  2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, “Revenue Recognition,” and ASC 985-605, “Software-Revenue Recognition,” respectively. ASU 2009-13 requires companies to allocate arrangement consideration in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of selling price is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of Subtopic ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product’s essential functionality and places them under Subtopic ASC 605-25, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial statements. We expect that our adoption of these ASUs will require substantial amounts of management’s time and attention and may result in increased operating expenses. We intend to adopt these ASUs at the beginning of fiscal year 2011.

In July 2010, the FASB issued “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as ASU 2010-20, amending ASC 310, “Receivables.” The intent of ASU 2010-20 is to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the new disclosures for the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, with new disclosures about period activity effective for interim and annual reporting periods beginning on or after December 15, 2010. We are currently evaluating the impact of the adoption of ASU 2010-20 on our consolidated financial statements.

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2010		2009		2010		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$42,023	76.8%	$41,983	79.8%	$84,318	77.5%	$84,278	80.4%
Service and other revenues	12,670	23.2%	10,660	20.2%	24,535	22.5%	20,569	19.6%
Total revenues	54,693	100.0%	52,643	100.0%	108,853	100.0%	104,847	100.0%
Cost of revenues:
Cost of product revenues	19,009	34.7%	19,175	36.4%	38,274	35.2%	39,455	37.6%
Cost of service and other revenues	6,816	12.5%	6,539	12.4%	14,125	13.0%	13,434	12.8%
Restructuring charges	—	—%	—	—%	—	—	1,209	1.2%
Total cost of revenues	25,825	47.2%	25,714	48.8%	52,399	48.2%	54,098	51.6%
Gross profit	28,868	52.8%	26,929	51.2%	56,454	51.8%	50,749	48.4%
Operating expenses:
Research and development	4,950	9.1%	4,574	8.7%	9,515	8.7%	8,551	8.2%
Selling, general and administrative	20,426	37.3%	21,038	40.0%	41,938	38.5%	42,537	40.6%
Restructuring charges	—	—%	—	—%	—	—%	1,315	1.2%
Total operating expenses	25,376	46.4%	25,612	48.7%	51,453	47.2%	52,403	50.0%
Income from operations	3,492	6.4%	1,317	2.5%	5,001	4.6%	(1,654)	(1.6)%
Interest and other income, net of other expense	53	0.1%	194	0.4%	127	0.1%	376	0.4%
Income before provision for (benefit from) income taxes	3,545	6.5%	1,511	2.9%	5,128	4.7%	(1,278)	(1.2)%
Provision for (benefit from) income taxes	1,580	2.9%	607	1.2%	2,184	2.0%	(311)	(0.3)%
Net income	$1,965	3.6%	$904	1.7%	$2,944	2.7%	$(967)	(0.9)%

Product Revenues, Cost of Product Revenues, Restructuring Charges and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and six months ended June 30, 2010 and 2009 and the percentage change between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Product revenues	$42,023	$41,983	0.1%	$84,318	$84,278	0.0%
Cost of product revenues	19,009	19,175	(0.9)%	38,274	39,455	(3.0)%
Restructuring charges	—	—	n/a	—	1,008	(100.0)%
Gross profit	$23,014	$22,808	0.9%	$46,044	$43,815	5.1%

Product revenues remained virtually unchanged for the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

  Cost of product revenues decreased by $0.2 million, or 0.9%, in the three months ended June 30, 2010 as compared to the corresponding period in 2009. The decrease was due to reduced overall product spending including the $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation offset by changes in product mix and other factors.  Cost of product revenues decreased $1.2 million, or 3.0%, in the six months ended June 30, 2010 compared to the corresponding period in 2009.  The decrease was primarily due to a $1.0 million inventory reserve recorded in the first quarter of 2009.

The six months ended June 30, 2009 also included restructuring charges of $1.0 million that were recorded to cost of product revenue in the first quarter 2009 relating to our work force reduction. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services. As part of the restructuring we reduced headcount by 50 employees in predominately manufacturing and field operations departments.

Gross profit on product revenue increased by $0.2 million, or 0.9% in the three months ended June 30, 2010 as compared to the corresponding period in 2009.  This increase was due to reduced overall product spending including the $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation offset by changes in product mix and other factors.  Gross profit on product revenue increased by $2.2 million, or 5.1% in the six months ended June 30, 2010 as compared to the corresponding period in 2009.  The increase in gross profit on product revenue for the six months comparison primarily reflects the aforementioned $1.0 million inventory reserve and the $1.0 million restructuring charge from the first quarter of 2009 which negatively impacted gross profits in that period.

We expect product revenues to increase modestly for the remainder of 2010, offsetting the aforementioned non-recurring expense reductions that occurred in the current period.  As such, we do not foresee any major fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues, Restructuring Charges and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues, restructuring charges and gross profit for the three months and six months ended June 30, 2010 and 2009 and the percentage change between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Service and other revenues	$12,670	$10,660	18.9%	$24,535	$20,569	19.3%
Cost of service and other revenues	6,816	6,539	4.2%	14,125	13,434	5.1%
Restructuring charges	—	—	n/a	—	201	(100.0)%
Gross profit	$5,854	$4,121	42.1%	$10,410	$6,934	50.1%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $2.0 million, or 18.9% in the three months ended June 30, 2010 as compared to the corresponding period in 2009. Service and other revenues increased by $3.9 million, or 19.3% in the six months ended June 30, 2010 as compared to the corresponding period in 2009.  The increases in service and other revenues for the three and six months ended June 30, 2009 was primarily due to higher than expected receipts of customer purchase orders for service contracts which allowed for revenue recognition from the installation date, which in some cases was in a prior period, and normal growth on an expanded installed base.

Cost of service and other revenues increased by $0.3 million, or 4.2% in the three months ended June 30, 2010 as compared to the same period in 2009.  Cost of service and other revenues increased by $0.7 million, or 5.1% in the six months ended June 30, 2010 as compared to the corresponding period in 2009. The increases in the three months and six months ended June 30, 2010 were primarily due to an increase in replacement part costs in support of the expanded service base.  Offsetting these factors was the $0.2 million favorable timing effect on expenses due to a reduction in accrued vacation in the three months ended June 30, 2010.

The six months ended June 30, 2009 also included restructuring charges of $0.2 million recorded to cost of service revenue in the first quarter of 2009 for our work force reduction. As part of the restructuring we reduced headcount by 10 employees in field, customer and technical service departments. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on service and other revenues increased by $1.7 million, or 42.1% in the three months ended June 30, 2010 as compared to the same period in 2009.  Gross profit on service and other revenues increased by $3.5 million, or 50.1% in the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in gross profit on service and other revenues for the three months and six months ended June 30, 2010 was due to the aforementioned increase in service revenue with minimal increases in associated costs. Also impacting this growth in gross profits for the six months ended June 30, 2009 were the  restructuring charges taken during the six month period ended June 30, 2009 which negatively impacted gross profits in that period.

We expect a reduction in our gross profit on service and other revenues for the remainder of 2010 to the extent the second quarter 2010 performance reflected the aforementioned one-time factors.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Research and development	$4,950	$4,574	8.2%	$9,515	$8,551	11.3%
Selling, general and administrative	20,426	21,038	(2.9))%	41,938	42,537	(1.4)%
Restructuring charges	—	—	n/a	—	1,315	(100.0	) %
Total operating expenses	$25,376	$25,612	(0.9))%	$51,453	$52,403	(1.8)%

Research and Development. Research and development expenses increased by $0.4 million, or 8.2% in the three months ended June 30, 2010 as compared to the same period in 2009.  Research and development expenses represented 9.1% and 8.7% of total revenues in the three months ended June 30, 2010 and 2009, respectively. The increase was due primarily to a $0.6 million increase in consulting expenses related to new product development offset by a $0.3 million decrease due to the favorable timing effect on expenses due to a reduction in accrued vacation.

Research and development expenses increased $1.0 million, or 11.3% in the six months ended June 30, 2010 as compared to the corresponding period in 2009.  Research and development represented 8.7% and 8.2% of total revenues in the six months ended June 30, 2010 and 2009, respectively.  The increase was primarily due to a $1.1 million increase in consulting expenses related to new product development.

We expect research and development expenses to increase in absolute dollars for the remainder of 2010, to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.6 million, or 2.9% in the three months ended June 30, 2010 compared to the same period in 2009.  Selling, general and administrative expenses represented 37.3% and 40.0% of total revenues in the three months ended June 30, 2010 and 2009, respectively.  The net decrease of $0.6 million comparing the three month periods ended June 30, 2010 and 2009 was primarily due to the $0.5 million favorable timing effect on expenses due to a reduction in accrued vacation, a $0.6 million decrease in miscellaneous fees and a $0.4 million decrease in legal fees incurred in previous periods related to the Rioux litigation which has since been settled, offset by a $0.6 million increase in promotional expenses related to corporate branding activities and a $0.3 million increase in employee health and dental insurance expenses.

Selling, general and administrative expenses decreased $0.6 million, or 1.4% in the six months ended June 30, 2010 as compared to the corresponding period in 2009.  Selling, general and administrative expenses represented 38.5% and 40.6% of total revenues in the six months ended June 30, 2010 and 2009, respectively. The net decrease of $0.6 million comparing the six-month periods ended June 30, 2010 and 2009 was primarily due to the $0.7 million favorable timing effect on expenses due to a reduction in accrued vacation, a $1.0 million decrease in legal fees incurred in previous periods related to the Rioux litigation which has since been settled, and a $0.5 million reduction in miscellaneous fees,  offset by an $0.8 million increase in Group Purchasing Organization fees due to higher cash collections during the period, and an $0.8 million increase in promotional expenses related to corporate branding activities.

We expect selling, general and administrative expenses to be stable in absolute dollars as we have aligned our cost structure to the current economic and market environments.

Restructuring charges. Operating expenses for the first six months of 2009 include restructuring charges $1.3 million from the first quarter 2009 related to our work force reduction. As part of this restructuring, we reduced our headcount by 12 employees in research and development, and 31 employees in selling, general and administrative positions. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Provision for Income Taxes

For the three and six months ended June 30, 2010 we recorded income tax expense of $1.6 million and $2.2 million, respectively, as compared to income tax expense of $0.6 million and an income tax benefit of $0.3 million for the corresponding periods in 2009. The annualized effective tax rate before discrete items for the six months ended June 30, 2010 was 46.5% as compared to an annualized effective tax benefit rate before discrete items of 45.3% for the six months ended June 30, 2009. The change in the annualized effective tax rate for the six months ended June 30, 2010 as compared to the corresponding period in 2009 was mostly due to absence of 2010 legislation extending the expired federal research and development tax credit. The estimated annualized tax rates differ from the statutory rate of 35% primarily due to the impact of state income taxes and non-deductible equity incentive compensation charges under ASC 740-718.  Net discrete income tax benefits for the six months ended June 30, 2010 consisted primarily of $0.2 million of stock compensation disqualifying dispositions. Net discrete income tax benefits in the six months ended June 30, 2009 included a benefit from the recording of restructuring expenses of approximately $1.0 million partially offset by the recording of deferred tax expense as a result of the re-measurement of our California deferred tax assets due to the enactment of California tax legislation.

Liquidity and Capital Resources

We had cash and cash equivalents of $185.2 million at June 30, 2010, as compared to $169.2 million at December 31, 2009.  All of our cash is in low risk short term money market funds or demand deposits.  We have no material long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows
Cash flows for the six months ending June 30, 2010 and 2009 consisted of the following (in thousands):

	Six months ended June 30,
	2010	2009
Net cash provided by operating activities	$12,136	$5,963
Net cash used in investing activities	(3,519)	(1,732)
Net cash provided by financing activities	7,309	1,756
Net increase in cash and cash equivalents	$15,926	$5,987

Operating activities provided $12.1 million of cash during the six months ended June 30, 2010, as compared to $6.0 million of cash provided for the corresponding period in 2009. The two primary differences in cash generated from operations between 2010 and 2009 for the first six months were positive net income in 2010 of $2.9 million as compared to a net loss of $1.0 million in 2009 and improved balance sheet management.  Accounts receivable provided $2.7 million of operating cash in the first six months of 2010, reflecting continued improvement in our collections cycle.  In contrast the comparable six month period for 2009 reported an $11.4 million dollar cash outflow. This was attributed to longer payment cycles from our leasing partners and administrative delays in our internal billing processes, which resulted in delays in cash collections. Attention to these issues in the second half of 2009 and through June 30, 2010 resulted in the improved cash flows.

We used $3.5 million of cash in investing activities during the six months ended June 30, 2010, an increase of $1.8 million over the $1.7 million for the corresponding period in 2009. This increase was primarily due to efforts to increase information technology capabilities, including a customer relationship management systems installation project.

Cash provided by financing activities was $7.3 million during the six months ended June 30, 2010, as compared to $1.8 million during the corresponding period in 2009.  The 2009 year-to-date period included $1.7 million of cash inflows from the Employee Stock Purchase Plan (ESPP). A similar $1.8 million attributable to the ESPP was provided in the six month period ended June 30, 2010, but additional amounts of $2.9 million from option exercises and related tax payments and $2.6 million from excess tax benefits from stock compensation recognized in equity were also provided in the 2010 year-to-date period.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended June 30, 2010.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell is now defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we included a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date and is recorded as of June 30, 2010. While we believe the pre-acquisition accrual is adequate, we cannot predict the outcome of this matter and there can be no assurance, should an unfavorable outcome arise, that such outcome would not have a material adverse effect on our financial position, results of operations or cash flows.

On March 4, 2009, we filed, but did not serve, a complaint against Flo Healthcare Solutions, or Flo, entitled Omnicell, Inc. v. Flo Healthcare Solutions LLC, Case Number C09 00923, in the United States District Court for the Northern District of California, with respect to the infringement of Omnicell’s U.S. Patent Number 6,604,019. Flo received a courtesy copy of the complaint. On March 10, 2009, we consented to a motion that Flo filed requesting a stay of the Flo Healthcare Solutions LLC v. Rioux Vision, Inc. lawsuit pending the final outcome, including all appeals, of the inter parties reexamination of U.S. Patent No. 6,721,178, currently before the United States Patent and Trademark Office or the Reexamination, which was granted. We consented to a similar motion filed by Flo with respect to the stay of the Flo Healthcare Solutions LLC v. Omnicell, Inc. lawsuit, which was also granted. Under a tolling agreement between the parties, we agreed to dismiss without prejudice the Omnicell, Inc. v. Flo Healthcare Solutions LLC lawsuit, and Omnicell and Flo agreed to toll further actions under all three lawsuits pending the final outcome, including all appeals, of the Reexamination. The parties have requested oral hearings with the United States Patent and Trademark Office’s Board of Patent Appeals and Interferences and are awaiting its response.

On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, or the NDA, and that Omnicell misappropriated Medacist trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims and intends to defend the matter vigorously.  In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

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

.

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

•
the substantial costs that may be incurred and the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

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

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed. *

Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we cannot assure you that we will be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.

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

At our annual meeting of stockholders held recently in May 2010, we sought stockholder approval to add an additional 2,900,000 shares to the number of shares of common stock authorized for issuance under our 2009 Equity Incentive Plan, but we did not obtain the required stockholder approval for the proposed increase at that meeting.  We intend to seek stockholder approval for an increase to the number of shares reserved for issuance under our equity incentive plans at a special meeting of stockholders later this year, but we cannot provide assurance that we will receive such approval.  We believe that the remaining authorized shares may not be sufficient to grant all of the equity compensation awards that we would expect to grant in the ordinary course of business before our next annual meeting of stockholders.  Our failure to receive the required approval at our annual meeting in 2010 and any future failure to receive approval for proposed increases could prevent us from granting equity compensation at market competitive levels and make it more difficult to attract, retain and motivate employees.  Further to the extent that we expand our business or product lines through the acquisition of other businesses, failure to receive such approvals could prevent us from securing employment commitments from such newly acquired employees.  Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We have experienced substantial changes in our revenue levels and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

Our revenue increased by $4.0 million or 3.8% to $108.9 million for the six months ended June 30, 2010 compared to $104.8 million for the comparable six-month period in 2009. However, for the preceding June year–to-date comparison, the first six months ended June 30, 2009 revenues declined 16.4% or by $20.7 million dollars from $125.5 million in the comparable period of 2008.

Current macroeconomic and general market conditions have contributed to revenue volatility and an overall decline in our revenues from 2008 levels. Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

During the six months ended June 30, 2010, our common stock traded between $11.15 and $15.38 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	changes in our operating results;

•	developments in our relationships with corporate customers;

•	changes in the ratings of our common stock by securities analysts;

•	announcements by us or our competitors of technological innovations or new products;

•	announcements by us or our competitors of acquisitions of businesses, products, or technologies; or

•	general economic and market conditions.

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

We frequently grant stock options to our employees. At June 30, 2010, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $2.00 to $29.16 per share, averaging $12.76 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of June 30, 2010, the balance of our unsold leases to U.S. government customers was $14.2 million.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

OMNICELL, INC.

Date: August 6, 2010
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(3)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(4)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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