Form 10-Q
period 2010-09-30
OMNICELL, Inc
filed 2010-11-08
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of November 3, 2010 was 32,959,175.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$178,625	$169,230
Accounts receivable, net of allowances of $976 and $868 at September 30, 2010 and December 31, 2009, respectively	45,070	40,826
Inventories	9,345	10,502
Prepaid expenses	11,198	8,780
Deferred tax assets	15,247	15,247
Other current assets	6,882	6,159
Total current assets	266,367	250,744
Property and equipment, net	13,512	13,209
Non-current net investment in sales-type leases	9,345	10,104
Goodwill	28,650	24,982
Other intangible assets	5,164	4,233
Non-current deferred tax assets	8,089	9,666
Other assets	8,610	9,322
Total assets	$339,737	$322,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,695	$10,313
Accrued compensation	6,747	8,095
Accrued liabilities	8,900	11,997
Deferred service revenue	15,881	14,457
Deferred gross profit	12,521	13,689
Total current liabilities	57,744	58,551
Long-term deferred service revenue	19,169	20,810
Other long-term liabilities	886	595
Total liabilities	77,799	79,956
Stockholders’ equity:
Total stockholders’ equity	261,938	242,304
Total liabilities and stockholders’ equity	$339,737	$322,260

(1)  Information derived from our December 31, 2009 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$43,241	$42,854	$127,559	$127,221
Services and other revenues	13,045	11,103	37,580	31,583
Total revenues	56,286	53,957	165,139	158,804
Cost of revenues:
Cost of product revenues	19,449	20,087	57,723	59,542
Cost of services and other revenues	6,698	6,621	20,823	20,055
Restructuring charges	39	—	39	1,209
Total cost of revenues	26,186	26,708	78,585	80,806
Gross profit	30,100	27,249	86,554	77.998
Operating expenses:
Research and development	6,089	4,981	15,604	13,532
Selling, general and administrative	19,851	21,324	61,789	63,861
Restructuring / asset impairment charges	1,157	—	1,157	1,315
Total operating expenses	27,097	26,305	78,550	78,708
Income (loss) from operations	3,003	944	8.004	(710)
Interest and other income, net of other expense	159	56	286	433
Income (loss) before provision for (benefit from) income taxes	3,162	1,000	8,290	(277)
Provision for (benefit from) income taxes	1,886	146	4,070	(165)
Net income (loss)	$1,276	$854	$4,220	$(112)

Net income (loss) per share-basic	$0.04	$0.03	$0.13	$0.00
Net income (loss) per share-diluted	$0.04	$0.03	$0.13	$0.00

Weighted average shares outstanding:
Basic	32,822	31,704	32,534	31,578
Diluted	33,540	32,380	33,383	31,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,220	$(112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,493	7,171
Loss on disposal/impairment of fixed assets	147	251
Gain on legal settlement	(2,439)	—
Provision for (recovery of) receivable allowance	(674)	648
Share-based compensation expense	6,452	7,271
Income tax benefits from employee stock plans	2,365	—
Excess tax benefits from employee stock plans	(4,473)	—
Provision for excess and obsolete inventories	646	2,379
Deferred income taxes	1,577	159
Changes in operating assets and liabilities:
Accounts receivable, net	(4,139)	(886)
Inventories	511	104
Prepaid expenses	(2,419)	(141)
Other current assets	320	3,448
Net investment in sales-type leases	1,007	650
Other assets	(868)	(1,831)
Accounts payable	3,312	1,054
Accrued compensation	(1,513)	(1,268)
Accrued liabilities	(1,714)	1,225
Deferred service revenue	1,016	4,248
Deferred gross profit	(1,168)	1
Other long-term liabilities	291	(97)
Net cash provided by operating activities	8,950	24,314

Cash flows from investing activities:
Business acquisition, net of cash acquired	(5,703)	—
Acquisition of intangible assets and intellectual property	(168)	(122)
Purchases of property and equipment	(4,755)	(2,065)
Net cash used in investing activities	(10,626)	(2,187)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	6,598	3,746
Excess tax benefits from employee stock plans	4,473	—
Net cash provided by financing activities	11,071	3,746

Net increase in cash and cash equivalents	9,395	25,873
Cash and cash equivalents at beginning of period	169,230	120,439
Cash and cash equivalents at end of period	$178,625	$146,312

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our results of operations for the three and nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010, or for any future period.

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

At September 30, 2010 and December 31, 2009, our financial assets utilizing Level 1 inputs included cash equivalents.  For these items, quoted market prices are readily available and fair value approximates carrying value.  We do not currently have any material financial instruments utilizing Level 2 and Level 3 inputs.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling general and administrative expense. Such shipping and handling expenses totaled $0.5 million and $0.6 million for the three months ending September 30, 2010 and 2009 respectively. For the nine months ending September 30, 2010 and 2009, the shipping and handling expenses totaled $1.5 million and $1.5 million, respectively.

Concentration of revenues and accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended September 30, 2010 and 2009.  Additionally, there were no customers accounting for 10% or more of revenues in the nine months ended September 30, 2010 and 2009.  No customer accounted for 10% or more of accounts receivable at either September 30, 2010 or December 31, 2009.

Sales of accounts receivable. We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record our revenue at the net present value of the multi-year payment stream using the contractual interest rate charged to us by the third-party leasing company. We record the sale of our accounts receivables as “true sales” in accordance with ASC 860, “Transfers and Servicing.” During the nine months ended September 30, 2010 and 2009, we transferred non-recourse accounts receivable totaling $40.2 million and $30.1 million, respectively, which approximated fair value, to third party leasing companies.  At September 30, 2010 and December 31, 2009, accounts receivable included $0.9 million and $1.6 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.

Dependence on suppliers. We have supply agreements for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. In 2009 and 2010 there was one significant supplier. There are no minimum purchase requirements. The contracts may be terminated by either the supplier or by us without cause and at any time upon delivery of from two to six months’ notice.  Purchases from the one significant supplier for the three and nine months ended September 30, 2010 were approximately $5.2 million and $14.1 million, respectively.  Purchases from this significant supplier for the comparable periods in 2009 were approximately $5.1 million and $15.7 million, respectively.

Income Taxes.  We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

In accordance with ASC 740, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Total comprehensive income (loss). Total comprehensive income (loss) is the same as net income (loss) for the three and nine months ended September 30, 2010 and 2009.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three and nine months ended September 30, 2010 and 2009, substantially all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States.

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

Note 2.   Acquisition

On September 29, 2010, Omnicell, Inc. completed the acquisition of all of the outstanding capital stock of Pandora Data Systems (“Pandora”), a provider of analytical software for medication diversion detection and regulatory compliance, for $6.0 million in cash. Pandora solutions are installed in over 700 acute care hospitals in the United States and interface to all major medication management systems in the market

In connection with the acquisition, we recorded $3.7 million of goodwill, equal to the excess of the purchase prices of the fair values of the net tangible and intangible assets acquired. The following table summarizes the Fair Value acquisition accounting for Pandora on the September 29, 2010 purchase date (amounts in thousands of dollars):

Fair Values
Acquired

Cash	$297
Accounts receivable/other	416
Indemnification asset	1,000
Intangibles	2,420
Goodwill	3,668
Total assets	7,801

Accrued compensation/other	291
Deferred service revenue	510
Litigation contingency	1,000
Total liabilities	1,801

Net assets acquired	$6,000

Cash consideration	$6,000

The $0.4 million fair value of accounts receivable consists of gross contractual commitments from customers less the amount not expected to be collected. The $0.5 million of deferred service revenue represents the fair value, using estimated discounted cash flow, of acquired remaining performance obligations under service contracts.

Additionally, an acquired legal contingency related to a contractual dispute between Pandora and a third party resulted in a liability accrual of $1.0 million, measured under ASC 450 Contingencies guidance.  An indemnification asset of $1.0 million was also recorded, since the former shareholders of Pandora have agreed to indemnify Omnicell against losses related to the litigation and a portion of the purchase price was placed in escrow to secure the indemnification obligations of the former Pandora shareholders.

The fair values and useful lives for the identified intangible assets in the table below were determined by management, with assistance of valuation specialists. No residual values were assumed for the acquired intangible assets.

	Thousands of Dollars	Useful Life (years)
Trade name	$90	3
Customer relationships	1,290	16
Non-compete agreements	60	3
Acquired technology	$980	7
Finite-lived intangibles acquired	2,420

Weighted avg. life of intangibles		11.5

Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora for the nine months ended September 30, 2010 and 2009 have been omitted since the acquisition of Pandora is not material.

Note 3.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock include the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method for those arrangements which are “in the money.” Potential common stock which is “out of the money” is excluded as the impact would be anti-dilutive. Additionally, in a period of net loss such as the nine months ended September 30, 2009, all potential common stock is excluded and, as a result, the basic and diluted net loss per share is identical. The total number of shares of potential common stock excluded from the calculations of diluted net income (loss) per share for the nine months ended September 30, 2010 and 2009 was 2,019,161 and 4,332,258, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30.		Nine Months Ended September 30.
	2010	2009	2010	2009
Basic:
Net income (loss)	$1,276	$854	$4,220	$(112)
Weighted average shares outstanding - basic	32,822	31,704	32,534	31,578
Net income (loss) per share — basic	$0.04	$0.03	$0.13	$0.00

Diluted:
Net income (loss)	$1,276	$854	$4,220	$(112)
Weighted average shares outstanding - basic	32,822	31,704	32,534	31,578
Add: Dilutive effect of employee stock plans	718	676	849	—
Weighted average shares outstanding - diluted	33,540	32,380	33,383	31,578
Net income (loss) per share - diluted	$0.04	$0.03	$0.13	$0.00

Note 4. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$4,263	$3,589
Work in process	299	171
Finished goods	4,783	6,742
Total	$9,345	$10,502

Note 5. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Net minimum lease payments to be received	$16,689	$17,164
Less unearned interest income portion	2,002	2,001
Net investment in sales-type leases	14,687	15,163
Less current portion(1)	5,342	5,059
Non-current net investment in sales-type leases(2)	$9,345	$10,104

The minimum lease payments under sales-type leases as of September 30, 2010 are as follows (in thousands):

2010 (remaining three months)	$1,839
2011	7,308
2012	3,273
2013	2,519
2014	1,362
Thereafter	388
Total	$16,689

(1)	A component of other current assets. This amount is net of allowance for doubtful accounts of $0.2 million at September 30, 2010 and $0 at December 31, 2009.
(2)	Net of allowance for doubtful accounts of $0.3 million at September 30, 2010 and $0.6 million at December 31, 2009.

Note 6. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer relationships	$4,474	$1,274	$3,200	$3,184	$999	$2,185	5-16 years
Acquired technology	10,344	9,058	1,286	9,364	7,888	1,476	3-7 years
Patents	623	142	481	455	110	345	20 years
Non-compete agreements	780	673	107	720	493	227	3 years
Trade name	90	—	90	—	—	—	3 years
Total finite-lived intangibles	16,311	11,147	5,164	13,723	9,490	4,233

Goodwill	28,650	—	28,650	24,982	—	24,982	Indefinite
Net intangibles & goodwill	$44,961	$11,147	$33,814	$38,705	$9,490	$29,215

Amortization expense totaled $0.6 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense totaled $1.7 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Estimated annual expected amortization expense of the finite-lived intangible assets at September 30, 2010 is as follows (in thousands):

2010 (remaining three months)	$544
2011	767
2012	767
2013	755
2014	654
Thereafter	1,677
Total	$5,164

The following goodwill roll-forward table consists of a single segment / single reporting unit (in thousands):

	Gross	Accumulated	Net
	Carrying	Impairment	Carrying
	Amount	Losses	Amount

Beginning balance, January 1, 2010	$24,982	$—	$24,982
Goodwill acquired during year	3,668	—	3,668
Impairment losses	—	—	—
Ending balance, September 30, 2010	$28,650	$—	$28,650

Note 7. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30,	December 31,
	2010	2009
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$19,555	$20,876
Cost of revenues, excluding installation costs	(7,034)	(7,187)
Deferred gross profit	$12,521	$13,689

  Note 8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued Group Purchasing Organization (GPO) fees	$2,635	$2,932
Advance payments from customers	1,714	662
Pre-acquisition contingency	1,165	5,269
Rebates and lease buyouts	987	1,140
Other	2,399	1,994
Total	$8,900	$11,997

Note 9. Commitments

The following table summarizes our contractual obligations at September 30, 2010 (in thousands):

	Total	Less than one year	One to three Years	Three to five years	More than five years
Operating leases (1)	$7,394	$3,904	$2,875	$615	$—
Commitments to contract manufacturers and suppliers (2)	3,896	3,896	—	—	—
Total	$11,290	$7,800	$2,875	$615	$—

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

Note 10. Legal Proceedings

Flo Healthcare Solutions, LLC.  On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell has since been defending that lawsuit, as Rioux Vision, a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we recorded a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date, and up to September 30, 2010.

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

On September 30, 2010, Omnicell settled all pending litigation in the Northern District of Georgia with Flo Healthcare LLC, which is now part of the entity InterMetro Industries Corporation.  Additionally, Omnicell paid InterMetro $2.7 million, and entered into a patent cross-license agreement with InterMetro, wherein Omnicell received an ongoing license to the patent at issue in the suits, and InterMetro received licenses to two Omnicell patents.   The parties jointly filed a motion of dismissal for each of the cases with the Georgia court on October 25, 2010.  In connection with this settlement, $2.4 million of previously accrued liabilities were released and this gain was recorded as a reduction to selling, general and administrative expense in the three months ending September, 30, 2010.

Medacist Solutions Group, LLC.  On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist’s U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist’s trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims, and intends to defend the matter vigorously. In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746.  Pandora Data Systems, Inc. has a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license.  On October 21, 2010, Medacist was served with the complaint.  Medacist has not yet filed a response to the complaint.

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

Note 11. Stockholders’ Equity

During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases are based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through September 30, 2010, we repurchased a total of 4,066,296 shares at an average cost of $16.00 per share through open market purchases.

During the nine months ended September 30, 2010, we did not repurchase any shares through the stock repurchase programs.  As of September 30, 2010, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs. Additionally, for the three months and nine months ended September 30, 2010, we withheld 7,777 shares and 20,264 shares, respectively, from employees to satisfy tax withholding obligations on the vesting of restricted stock units. For the three and nine months ended September 30, 2009, 6,298 shares and 13,220 shares, respectively, were withheld from employees to satisfy tax withholding obligation on the vesting of restricted stock units.

Note 12. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At September 30, 2010, 1,176,513 shares of common stock were reserved for future issuance under our 2009 Equity Incentive Plan, or the “2009 Plan.”  At September 30, 2010, $7.8 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.5 years.

A summary of option activities under the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan (collectively, the “Prior Plans”) and the 2009 Plan for the nine months ended September 30, 2010 is presented below:

		Weighted- Average
Options:	Number of Shares	Exercise Price
	(in thousands)
Outstanding at December 31, 2009	4,748	$12.61
Granted	383	$12.55
Exercised	(378)	$8.61
Forfeited	(66)	$15.19
Expired	(100)	$15.98
Outstanding at September 30, 2010	4,587	$12.82
Exercisable at September 30, 2010	3,495	$12.84

Restricted Stock and Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units, or RSUs, are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our equity incentive plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to nonvested restricted stock at September 30, 2010 is approximately $0.6 million and is expected to be recognized over a weighted average period of 0.6 years. Expected future compensation expense relating to RSUs outstanding on September 30, 2010 is $4.2 million and is expected to be recognized over a weighted-average period of 2.6 years.  A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2010 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted - Average		Weighted- Average
		Grant Date		Grant Date
	Number of Shares	Fair Value Per Share	Number of Shares	Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2009	52	$9.25	264	$14.32
Granted	79	$12.91	128	$12.46
Vested	(54)	$9.40	(88)	$15.16
Forfeited	—	$—	(8)	$16.95
Non-vested, September 30, 2010	77	$12.91	296	$13.19

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2010, 2,959,030 shares had been issued under the ESPP.  As of September 30, 2010, there were a total of 2,372,525 shares reserved for future issuance under the ESPP.  During the nine months ended September 30, 2010, 451,014 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to our equity incentive plans and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation.”

The impact on our results for share-based compensation for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product and service revenues	$293	$360	$993	$1,025
Research and development expenses	159	284	537	843
Selling, general and administrative expenses	1,746	1,769	4,922	5,403
Total share-based compensation expenses	$2,198	$2,413	$6,452	$7,271

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model.

Note 13. Restructuring and impairment

During the third quarter of 2010, we implemented a restructuring plan to close our offices in Bangalore, India and in The Woodlands, Texas, and consolidate the activities of these two locations with our Mountain View, California and Nashville, Tennessee operations in an effort to increase the efficiency of operations and promote collaboration among our engineering teams. . We substantially completed this consolidation by September 30, 2010.

The roll-forward of restructuring liabilities for the quarter ending September 30, 2010 appears below:

	Severance / relocation	Facility closure / move	Subtotal (cash items)	Impairment (noncash)
Beginning balance, July 1, 2010	$—	$—	$—	$ n/a
Accruals	790	183	973	223
Payments	(532)	(46)	(578)	—
Ending balance, September 30, 2010	$258	$137	$395	$ n/a

The third quarter 2010 restructuring charges consisted of $0.3 million in severance for departing employees and $0.5 million relocation benefits for transferring employees, $0.2 million of exit and disposal costs related to the closed facilities, and $0.2 million for impairment of leasehold improvements and certain service tax reimbursement claims. Substantially all the remaining restructuring accrued liabilities of $0.4 million at September 30, 2010 will be paid by December 31, 2010, with the exception of small cease-use liabilities for the Texas office extending through the third quarter of 2011.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.  We are a leading provider of medication control and patient safety solutions for acute care health facilities.  Over 1,700 hospitals have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies. We have designed our products to enable healthcare professionals to improve patient safety through reduced medication errors, and improved administrative controls and medical safety, while simultaneously improving workflow and increasing operational efficiency. Our products are designed to allow nurses, pharmacists and other clinicians to spend more time on patient care while at the same time providing confirmation that the right patients are receiving the right medication, at the right time, in the right dose, via the right route.

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

Operating Environment During the Three Months and Nine Months ended September 30, 2010

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

During the third quarter we achieved similar performance levels compared to the second quarter of 2010.  Product revenues increased by 2.9% or $1.2 million, while service revenues increased by 3.0% or $0.4 million.  Overall gross margins improved in the third quarter as compared to the second quarter by 0.7% to 53.5% with service gross margins increasing to 48.4% on revenues of $13.0 million as compared to 46.2% gross margins on $12.7 million in revenues in the prior quarter.  Product gross margins increased modestly to 55.0% on revenue of $43.2 million as compared to 54.8% margins on revenue of $42.0 million in the prior quarter. The increase in overall gross margins was driven by favorable product mix and operational efficiency in our production and customer service operations.

We believe that our gross margins will continue to fluctuate based on the mix of products installed, fluctuation in the percentage of revenues derived from our international business and the related costs and changes in service and installation headcount compared to our revenue level.  International business carries lower gross margins because our international distributors bear the cost of installation, support and most of the sales effort, and therefore demand lower pricing.  Cash decreased during the nine months ended September 30, 2010 by $9.4 million due to the acquisition of Pandora, higher than prior year capital expenditures and the litigation settlement with Flo Healthcare Solutions LLC, offset by improved net income and cash generated from stock option exercises and related tax benefits.  Net cash provided by operating activities totaled $9.0 million during the nine months ended September 30, 2010.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                             Revenue recognition;

•                             Provision for reserves;

•                             Valuation and impairment of goodwill, other intangible assets and other long lived assets;

•                             Inventory;

•                             Valuation of share-based awards; and

•                             Accounting for income taxes.

During the nine months ended September 30, 2010, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2010		2009		2010		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$43,241	76.8%	$42,854	79.4%	$127,559	77.2%	$127,221	80.1%
Service and other revenues	13,045	23.2%	11,103	20.6%	37,580	22.8%	31,583	19.9%
Total revenues	56,286	100.0%	53,957	100.0%	165,139	100.0%	158,804	100.0%
Cost of revenues:
Cost of product revenues	19,449	34.5%	20,087	37.2%	57,723	35.0%	59,542	37.5%
Cost of service and other revenues	6,698	11.9%	6,621	12.3%	20,823	12.6%	20,055	12.6%
Restructuring charges	39	0.1%	—	—%	39	—	1,209	0.8%
Total cost of revenues	26,186	46.5%	26,708	49.5%	78,585	47.6%	80,806	50.9%
Gross profit	30,100	53.5%	27,249	50.5%	86,554	52.4%	77,998	49.1%
Operating expenses:
Research and development	6,089	10.8%	4,981	9.3%	15,604	9.4%	13,532	8.5%
Selling, general and administrative	19,851	35.3%	21,324	39.5%	61,789	37.4%	63,861	40.2%
Restructuring charges	1,157	2.0%	—	—%	1,157	0.7%	1,315	0.8%
Total operating expenses	27,097	48.1%	26,305	48.8%	78,550	47.5%	78,708	49.5%
Income (loss) from operations	3,003	5.4%	944	1.7%	8,004	4.9%	(710)	(0.4)%
Interest and other income, net of other expense	159	0.3%	56	0.2%	286	0.2%	433	0.2%
Income (loss) before provision for (benefit from) income taxes	3,162	5.7%	1,000	1.9%	8,290	5.1%	(277)	(0.2)%
Provision for (benefit from) income taxes	1,886	3.4%	146	0.3%	4,070	2.5%	(165)	(0.1)%
Net income (loss)	$1,276	2.3%	$854	1.6%	$4,220	2.6%	$(112)	(0.1)%

Product Revenues, Cost of Product Revenues, Restructuring Charges and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three and nine months ended September 30, 2010 and 2009 and the percentage change between those years:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Product revenues	$43,241	$42,854	0.9%	$127,559	$127,221	0.3%
Cost of product revenues	19,449	20,087	(3.2)%	57,723	59,542	(3.1)%
Restructuring charges	—	—	n/a	—	1,008	(100.0)%
Gross profit	$23,792	$22,767	4.5%	$69,836	$66,671	4.7%

Product revenues increased by $0.4 million, or 0.9% in the three months ended September 30, 2010 and remained virtually unchanged for the nine month period ended September 30, 2010 as compared to the corresponding periods in 2009.

Cost of product revenues decreased by $0.6 million, or 3.2%, in the three months ended September 30, 2010 as compared to the corresponding period in 2009. The decrease was due to reduced overall manufacturing spending primarily attributable to a favorable shift in product mix to revenues with lower associated costs and to improved operational efficiencies, offset primarily by severance expenses related to headcount realignment.  Cost of product revenues decreased $1.8 million, or 3.1% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  The decrease was primarily due to a $1.0 million inventory reserve recorded in the first quarter of 2009 which did not recur in 2010, a $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010, and the overall favorable shift in product mix to revenues with lower associated costs..

The nine months ended September 30, 2009 also included restructuring charges of $1.0 million that were recorded to cost of product revenue in the first quarter 2009 relating to our work force reduction. These costs related primarily to severance pay, continuation of benefits and outplacement services. As part of the restructuring, we reduced headcount by 50 employees predominately in the manufacturing and field operations departments.

Gross profit on product revenues increased by $1.0 million, or 4.5% in the three months ended September 30, 2010 as compared to the corresponding period in 2009.  Likewise, gross margin on product revenues increased by 1.9% to 55.0% as compared to the corresponding period in 2009. The increase in gross profit and corresponding increase in gross margin on product revenues was due to a decrease in product cost as a result of the shift in product mix to revenues with lower associated costs and to improved operational efficiencies during the period.  Gross profit on product revenues increased by $3.2 million, or 4.7% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009 and gross margin increased by 2.3% to 54.7% as compared to the corresponding period in 2009.  The increase in gross profit and gross margin on product revenues for the nine months ended September 30, 2010 was primarily a result of the aforementioned $1.0 million inventory reserve and the $1.0 million restructuring charge from the first quarter of 2009 which negatively impacted gross profits in the nine months ended September 30, 2009, compared to 2010, the favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010, and the overall favorable shift in product mix to higher margin revenues during the period.

We expect revenues to remain at the same approximate levels for the remainder of 2010 and we do not foresee any major fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues, Restructuring Charges and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues, restructuring charges and gross profit for the three and nine months ended September 30, 2010 and 2009 and the percentage change between those quarters:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Service and other revenues	$13,045	$11,103	17.5%	$37,580	$31,583	19.0%
Cost of service and other revenues	6,698	6,621	1.2%	20,823	20,055	3.8%
Restructuring charges	39	—	n/a	39	201	(80.6)%
Gross profit	$6,308	$4,482	40.7%	$16,718	$11,327	47.6%

Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $1.9 million, or 17.5% in the three months ended September 30, 2010 as compared to the corresponding period in 2009. Service and other revenues increased by $6.0 million, or 19.0% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  The increase in service and other revenues for the three months ended September 30, 2010 as compared to the year-ago period was due primarily to normal growth on an expanded installed base.  The increase in service and other revenues for the nine months ended September 30, 2010 as compared to the year-ago period was due, in part, to later than expected receipts of customer purchase orders for service contracts covering service periods commencing in 2009, but for which service revenue was not recognized, using the catch-up method, until receipt of the purchase order in 2010, and normal growth on an expanded installed base.

Cost of service and other revenues remained virtually unchanged in the three months ended September 30, 2010 as compared to the same period in 2009.  This is due to an increase in overall service spending of $0.4 million primarily related to salaries and related benefits costs which were offset by a decrease in spare parts cost of $0.3 million which was a result of better spares inventory management controls. Cost of service and other revenues increased by $0.8 million, or 3.8% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  The increase in the nine months ended September 30, 2010 was due to an increase in spending of $0.7 million primarily related to salaries and related benefits costs and replacement part cost in support of the expanded service base.

The nine months ended September 30, 2009 also included restructuring charges of $0.2 million recorded to cost of service revenue for our work force reduction in the first quarter. As part of the restructuring we reduced headcount by 10 employees in field, customer and technical service departments. Costs recorded related primarily to severance pay, continuation of benefits and outplacement services.

Gross profit on service and other revenues increased by $1.8 million, or 40.7% in the three months ended September 30, 2010 as compared to the same period in 2009.  Likewise, gross margin on service revenues increased by 8.0% to 48.4% as compared to the corresponding period in 2009. Gross profit on service and other revenues increased by $5.4 million, or 47.6% in the nine months ended September 30, 2010 as compared to the same period in 2009 and gross margin increased by 8.6% to 44.5% as compared to the corresponding period in 2009. The increase in gross profit on service and other revenues for the three and nine months ended September 30, 2010 was due to a focused effort to get the successful commitment of our customers to extend service renewal contracts.

We expect our gross profit on service and other revenues to remain relatively consistent for the remainder of 2010.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(in thousands)
Research and development	$6,089	$4,981	22.2%	$15,604	$13,532	15.3%
Selling, general and administrative	19,851	21,324	(6.9)%	61,789	63,861	(3.2)%
Restructuring charges	1,157	—	n/a	1,157	1,315	(12.0)%
Total operating expenses	$27,097	$26,305	3.0%	$78,550	$78,708	(0.2)%

Research and Development. Research and development expenses increased by $1.1 million, or 22.3% in the three months ended September 30, 2010 as compared to the same period in 2009.  Research and development expenses represented 10.8% and 9.2% of total revenues in the three months ended September 30, 2010 and 2009, respectively.  The increase was primarily due to $0.8 million increase in consulting expenses and $0.2 million increase in prototype expenses, both of which are related to new product development.

Research and development expenses increased $2.1 million, or 15.3% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  Research and development represented 9.4% and 8.5% of total revenues in the nine months ended September 30, 2010 and 2009, respectively.  The increase was due to $1.8 million increase in consulting expenses and $0.2 million increase in prototype expenses, both of which are related to new product development.

We expect to continue to invest in research and development at current level as a percentage of revenues in the future to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.5 million, or 6.9% in the three months ended September 30, 2010 compared to the same period in 2009.  Selling, general and administrative expenses represented 35.3% and 39.5% of total revenues in the three months ended September 30, 2010 and 2009, respectively.  The decrease was due to a $2.0 million decrease in legal fee expense primarily related to a benefit of $2.4 million from the settlement of the ongoing Flo litigation claim which resulted in a cash payment of $2.7 million for which there was a remaining legal contingency accrual of $5.3 million at the beginning of the third quarter of 2010, $0.6 million decrease in bad debt expense due to the recovery of previously reserved accounts receivable, and a $0.7 million decrease in commissions due to an increase in the third quarter of 2009 accrual for commissions rate changes which increased the prior year commissions expense.  These decreases were offset by a $0.4 million increase Group Purchasing Organization expenses associated with higher sales volumes to Group Purchasing Organization affiliated customers, and a $1.5 million increase in consulting activities related to acquisition assessment activities and other general consulting cost increases.

Selling, general and administrative expenses decreased $2.0 million, or 3.2% in the nine months ended September 30, 2010 as compared to the corresponding period in 2009.  Selling, general and administrative expenses represented 37.4% and 40.2% of total revenues in the nine months ended September 30, 2010 and 2009, respectively.  The decrease was a result of a $3.0 million decrease in legal fee expense primarily related to a $2.4 million benefit from the settlement of a previously provided for litigation claim, a $1.3 million decrease in bad debt expense, of which $0.6 million was related a fully reserved in-house lease sold to a third party leasing company, a $1.0 million decrease in commissions related to an increase in the third quarter of 2009 accrual to reflect commission rate changes, a $0.6 million decrease due to a favorable timing effect on expenses due to a reduction in accrued vacation, and a $0.5 million decrease in miscellaneous fees paid in 2009 that did not recur in 2010 related to the Rioux Vision arbitration settlement.  These decreases were offset by a $1.2 million increase in Group Purchasing Organization expenses associated with higher sales volumes to Group Purchasing Organization affiliated customers, a $1.7 million increase in consulting charges related to acquisition assessment activities and other general consulting cost increases, and a $1.0 million increase in promotional expenses related to corporate branding activities.

While we may incur increased consulting charges in the future as we continue to assess investment and acquisition opportunities, we expect ongoing selling, general and administrative expenses to stabilize in absolute dollars for the remainder of 2010.

Restructuring charges. Operating expenses for the nine months of 2010 include restructuring charges of $1.2 million from the third quarter of 2010 related to the closure of facilities in The Woodlands, Texas and Bangalore, India. Costs recorded related primarily to severance and relocation pay, lease terminations, asset impairment, consulting, and travel. Additionally, the tax provision of $1.9 million for the three months ended September 30, 2010 included $0.6 million of discrete tax impacts from the closure of the Bangalore, India facility, related to repatriation of accumulated foreign earnings. We do not expect additional charges from this restructuring and most of the remaining restructuring liabilities will be paid by December 31, 2010.

Share-based Compensation

The impact of  share-based compensation on our operating results for the three and nine months ended September 30, 2010 and 2009 is discussed in Note 12, Stock Option Plans and Share-Based Compensation.

Provision for Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annualized effective tax rate before discrete items for the nine months ended September 30, 2010 was approximately 45%, consistent when compared to the corresponding period in 2009.  Our estimated annualized tax rates for both periods differ from the statutory rate of 35% primarily due to the impact of state income taxes and non-deductible equity charges under ASC 740-718.  Our effective tax rates for the nine-month periods ended September 30, 2010 and 2009 were approximately 49% and 60%, respectively. Net discrete income tax benefits for the nine months ended September 30, 2010 consisted primarily of stock compensation disqualifying dispositions and a benefit related to restructuring expenses. These benefits were offset by the negative impact of repatriation of accumulated foreign earnings on which U.S. income taxes have not been previously provided. For the nine months ended September 30, 2009 net discrete income tax benefits included a restructuring charge and stock compensation disqualifying dispositions.  Overall, the lower effective tax rate during the first nine months of 2010 as compared to the same period in 2009 was primarily due to the increase to net income before taxes.

Liquidity and Capital Resources

We had cash and cash equivalents of $178.6 million at September 30, 2010, as compared to $169.2 million at December 31, 2009.  All of our cash is in low risk short term money market funds or demand deposits.  We have no material long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash Flows

Cash flows for the nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$8,950	$24,314
Net cash used in investing activities	(10,626)	(2,187)
Net cash provided by financing activities	11,071	3,746
Net increase in cash and cash equivalents	$9,395	$25,873

Operating activities provided $9.0 million of cash during the nine months ended September 30, 2010, as compared to $24.3 million of cash provided for the corresponding period in 2009. The drivers for the difference in cash generated from operations between 2010 and 2009 were larger cash outflows in the more recent period for increases in receivables, prepaids and other current assets, together with cash outflows for decreases in accrued liabilities which included a $2.7 million legal settlement payment against previously-provided accruals, deferred service revenue and deferred gross profit.  Partially offsetting these trends was positive net income in 2010 of $4.2 million as compared to a net loss of $0.1 million in 2009.

We used $10.6 million of cash in investing activities during the nine months ended September 30, 2010, an increase of $8.4 million over the $2.2 million for the corresponding period in 2009. This increase was primarily due to the purchase of Pandora for $5.7 million, net of cash acquired, and higher capital spending in 2010, particularly for efforts to increase information technology capabilities and improvements to our Nashville, Tennessee office.

Cash provided by financing activities was $11.1 million during the nine months ended September 30, 2010, as compared to $3.7 million during the corresponding period in 2009.  This was driven by $2.9 million higher cash inflows from option exercises and related tax payments and $4.5 million from excess tax benefits from stock compensation recognized in equity.

Contractual Obligations

In the second quarter of 2010, we committed to a five year lease for a new facility in Nashville, Tennessee. During the third quarter of 2010, consolidation activities resulted in reduction of contractual obligations for the expired India lease, the cease-use and sublet Woodlands, Texas lease and the negotiated termination of the Lebanon, Tennessee lease. There have been no other material changes to our contractual obligations during the nine months ended September 30, 2010.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.                   LEGAL PROCEEDINGS

FLO Healthcare Solutions, LLC.  On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell has since been defending that lawsuit, as Rioux Vision, a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell’s sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, “Business Combinations,” we recorded a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date, up to September 30, 2010.

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

On September 30, 2010, Omnicell settled all pending litigation in the Northern District of Georgia with Flo Healthcare LLC, which is now part of the entity InterMetro Industries Corporation.  Additionally, Omnicell paid InterMetro $2.7 million, and entered into a patent cross-license agreement with InterMetro, wherein Omnicell received an ongoing license to the patent at issue in the suits, and InterMetro received licenses to two Omnicell patents.  The parties jointly filed a motion of dismissal for each of the cases with the Georgia court on October 25, 2010.  In connection with this settlement, $2.4 million of previously accrued liabilities were released and this gain was recorded as a reduction to selling, general and administrative expense in the three months ending September, 30, 2010.

Medacist Solutions Group, LLC.  On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist’s U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist’s trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims, and intends to defend the matter vigorously. In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746.  Pandora Data Systems, Inc. has a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license.  On October 21, 2010, Medacist was served with the complaint.  Medacist has not yet filed a response to the complaint.

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

Our revenue increased by $6.3 million or 4.0% to $165.1 million for the nine months ended September 30, 2010 compared to $158.8 million for the comparable nine-month period in 2009. However, for the preceding September year—to-date comparison, the first nine months ended September 30, 2009 revenues declined 16.3% or by $31.0 million dollars from $189.8 million in the comparable period of 2008.

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

During the nine months ended September 30, 2010, our common stock traded between $10.93 and $15.38 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We frequently grant stock options to our employees. At September 30, 2010, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, averaging $12.82 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of September 30, 2010, the balance of our unsold leases to U.S. government customers was $15.5 million.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(2)

Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-33043) filed with the Securities and Exchange Commission on August 9, 2010, and incorporated herein by reference.

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

OMNICELL, INC.

Date: November 8, 2010
/s/ ROBIN G. SEIM
Robin G. Seim
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(2)

Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-33043) filed with the Securities and Exchange Commission on August 9, 2010, and incorporated herein by reference.

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