Form 10-K
period 2010-12-31
OMNICELL, Inc
filed 2011-03-11
CIK 926326

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2010 was $372.4 million (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 782,320 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2010, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2010 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2010. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of March 3, 2011, there were 33,369,590 shares of the registrant's common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.

2010 Form 10-K Annual Report

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

  •
  the size or growth of our market or market share;

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

  •
  our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources; and

  •
  our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively.

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

        We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, SecureVault™, SafetyMed®, Optiflex™, vSuite™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ ,Savvy™, Pandora®, Pandora Via™, and Executive Advisor™. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

        We are a leading provider of automated solutions for hospital medication and supply management. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency. Approximately 2,300 hospitals utilize one or more of our products, of which more than 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies.

        The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a landmark report in 2006 that estimated 1.5 million medication errors are made each year in the United States. Acute care facilities are facing increasing medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Healthcare reform in the United States is driving the need for further process efficiency to control costs. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution starting from the point of entry into the hospital, through the central pharmacy, to the nursing station and, ultimately, to the patient's bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication barcode verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and inventory control and extraneous process steps.

        Similar to our medication solutions, our medical and surgical supply systems provide acute care hospitals control over consumable supplies critical to providing quality healthcare. This solution provides inventory control software that is designed to ensure critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture. Our systems automate the tracking of activities in perioperative areas such as the operating room and catheter lab, including tracking implantable tissue grafts for additional patient safety and regulatory compliance.

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

  •
  Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide integration of our products with the other healthcare information systems our customers use; and

  •
  Providing a full service, positive experience for our hospital customers in the solution sales process, the timing and implementation of our product installations and the responsiveness of our support services.

        We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include Savvy, a mobile medication control solution that allows both tracking and physical control of medications to be extended to the patient bedside. Savvy is designed to save nursing time, improve workflow efficiency for both pharmacy and nursing departments, and can significantly improve the safety of the medication administration process. Additionally, we have introduced new solutions to track controlled substances in the central pharmacy and to provide advanced reporting and data analytics, including the identification of possible drug diverters. These solutions are integrated with our overall medical and surgical supply chain inventory management and charge capture systems.

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

  •
  In 2008, and updated in 2009, the ISMP published guidelines for the Interdisciplinary Safe Use of Automated Dispensing Cabinets.

        These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care and hospitals throughout the country are seeking to implement the most robust medication safety solutions available. Top teaching hospitals are among the early adopters of our new technologies and our customers include 11 of the 14 Honor Roll Hospitals, as rated by US News and World Reports.

Healthcare Reform

        In 2009, the U.S. government passed the American Reinvestment and Recovery Act, or ARRA, which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records. ARRA establishes minimal requirements for electronic healthcare usage and provides incentives for electronic healthcare adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act, which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population as well as limiting the cost of providing healthcare. We believe that both ARRA and the Patient Protection and Affordable Care Act will drive the need for increased efficiency in providing healthcare without providing reductions in healthcare standards. We believe Omnicell products are well-positioned to obtain certification of some meaningful use criteria, as defined by the Office of National Coordinator, and to assist hospital organizations in achieving the goals of the new laws by allowing them to reduce process steps, to eliminate manual tracking, to reduce waste from expired medications and supplies, to track quality levels and to reduce errors that result in re-admissions.

Our Products and Services

        We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a healthcare facility's operational efficiency. Our products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems are capable of storing, packaging, barcoding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data which enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and timely reorder of supplies. These products range from industrial-grade software-driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system while optimizing the workflows for each type of medication or supply managed. We also provide services including customer education and training to help customers to optimize their use of our technology.

Medication Use Products

        Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Anesthesia Workstation, WorkflowRx, SecureVault, OmniLinkRx, Savvy Mobile Carts and Pandora products. To provide our customers with end-to-end medication control, our product line incorporates barcode technology throughout. Our solutions incorporate third generation technology, which we believe is the most advanced on the market today. Medication control technology has evolved over the past 30 years.

First generation technology provided secure electronic storage and dispensing of medications in distributed locations in the hospital but was only economically viable to deploy with the most frequently used drugs and controlled substances. Second generation technology added specific patient data, electronically transmitted from other hospital information systems that, when combined with information stored in Omnicell systems, guides clinicians to the medications needed to care for specific patients at specific times in the day. Second generation technology was still limited with respect to the number and type of medications that could be tracked. Third generation technology, which we provide in our SinglePointe solution, is able to track medication dispensing and dynamically manage up to 100% of medications specific to individual patients. Used in combination with the rest of our suite of medication use solutions, we believe that SinglePointe provides the highest level of medication management automation available in the market today. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use.
SinglePointe	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the OmniRx product that controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital.
AnywhereRN	Any nursing area in a hospital department that administers medications	Software that allows nurses to remotely operate automated dispensing cabinets from virtually any workstation in the hospital.
Pandora	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools.
Savvy Mobile Carts	Any nursing area in a hospital department that administers medications	A mobile wireless computer and dispensing system that provides a mobile platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies.
OmniLinkRx	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling.
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems.
SecureVault	Hospital central pharmacy	Controlled substance barcode inventory management system.
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications.

Nursing Floor Solutions

        The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use, featuring biometric fingerprint identification, advanced single-dose dispensing, barcode confirmation and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information.

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

        The AnywhereRN solution is a software solution that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process as cabinet operations can be done in private or quieter areas. It is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications.

        The Pandora solution is comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls and point-of-care data analytics among other features designed to assist hospitals in their efforts to improve patient safety and regulatory compliance.

        The Savvy Mobile Cart solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. This is a mobile medication control solution that allows both tracking and physical control of medications extended to the patient bedside. Savvy Mobile Cart is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet utilizing AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications including electronic medical records and electronic medication administration records.

Central Pharmacy Solutions

        The OmniLinkRx solution is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.

        The WorkflowRx solution is an automated storage, retrieval, inventory management and repackaging solution for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system or on both. Barcode administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with barcodes, using a repackaging system enables bedside medication administration solutions, such as the Savvy solution, to perform barcode checking at the patient bedside.

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

        Implantable tissue and bone grafts can also be monitored and tracked for additional patient safety and regulatory compliance. The bone and tissue features are integrated with our overall medical and surgical supply chain inventory management and charge capture systems. These solutions are designed for use in the materials management department, the nursing unit and specialty areas such as the catheterization lab and the operating room. They integrate with other information management systems and utilize barcode technology extensively.

        Our supply product line includes the Omnicell Supply Cabinet, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex SS, OptiFlex CL and OptiFlex MS. Each of the supply-line products is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Supply Solution	Any nursing area in a hospital department that uses patient care supplies	Secure dispensing systems that automate the management and dispensing of medical and surgical supplies at the point of use.
Supply/Rx Combination Solution	Any nursing area in a hospital department that uses patient care supplies and administers medications	Secure dispensing systems that manage both supplies and medications from the same cabinets, using the same user interface screens, in medical and surgical units and specialty areas.
Omnicell Tissue Center	Perioperative areas of the hospital	Manages the chain of custody for bone and tissue specimens from the donor to the patient in the operating room.
OptiFlex SS	Perioperative areas of the hospital	Specialty modules for the perioperative areas.
OptiFlex CL	Procedure areas in the hospital including the Cardiac Catheterization Lab	Specialty modules for the cardiac catheterization lab and other procedure areas.
OptiFlex MS	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of utilizing barcode control in an open shelf environment.

        The Omnicell Supply Solution is a secure dispensing system that dispenses and tracks medical and surgical supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used across the hospital as described below.

  •
  Supply/Rx Combination Solution is designed to manage medications and supplies in one versatile cabinet or group of cabinets. This solution allows each department to manage supplies and medications independently, while tracking transaction data, inventory, expenses and treatment costs through a single system.

  •
  Omnicell Tissue Center allows the operating room staff to manage the chain of custody for bone and tissue specimens from the donor to the patient in the operating room. This solution enables compliance with The Joint Commission, requirements and Association of Operating Room Nurses guidelines regarding the handling of tissue specimens.

  •
  OptiFlex SS manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique barcode for each surgical case, based on physician, procedure, and patient and provides information on the case for data analysis, reporting and charge capture. The Suture Module is designed to be integrated into the Omnicell Supply Solution to secure, dispense and automatically track suture usage.

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

Other Products and Services

        Services.    We provide services that include customer education and training and maintenance and support services, all provided on a time-and-material basis. We also provide fixed period service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service team.

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

Sales and Distribution

        We sell our medication dispensing and supply automation systems primarily in the United States and Canada. Approximately 97% of our product revenue for 2010 was generated in those markets. Our sales force is organized by geographic region in the United States and Canada. As of December 31, 2010, our combined direct, corporate and international distribution sales teams consisted of approximately 102 staff members. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. All of our sales representatives sell the full breadth of the

Omnicell product line. Our corporate sales team focuses on large Integrated Delivery Networks, or IDNs, Group Purchasing Organizations, or GPOs, and the U.S. government.

        The sales cycle for our automation systems is long and can take in excess of twelve months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of automation. We have contracts with several GPOs that enable us to sell our automation systems to GPO-member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane Inc., HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier, Inc. and Resources Optimization & Innovation. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products.

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

        We offer telephone technical support through our technical support center in Illinois. The support center is staffed 24 hours a day, 365 days a year. We have found that approximately 60% of our customers' service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, our vSuite service programs, which proactively monitor system status and alert service personnel to potential problems before they lead to system failure.

        In addition, our international sales team handles sales, installation and service through distribution partners in Asia, Australia, Europe, the Middle East and South America. We have been involved in a growing number of new installations in international markets and expect to continue growing its business in light of the expected increase in global demand for hospital automation solutions.

        We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.

Manufacturing and Inventory

        Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our manufacturing process consists primarily of the final assembly of components and of subassemblies which are assembled by third-party single source manufacturers. We and our partners test subassemblies and perform a comprehensive inspection to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and timing requirements.

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

        Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Talyst, Inc., Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), Stinger Medical, InfoLogix, Inc. Ergotron, Inc., Capso Solutions (through its acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc), WaveMark Inc., ParExcellence Systems, Inc., PhACTs LLC and Lawson Software, Inc.

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

        All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyStock, WorkflowRx, OmniLinkRx, SecureVault, SafetyMed, Optiflex, vSuite, SinglePointe, AnywhereRN, AnethesiaWorkstation, Savvy,

Pandora, Pandora Via, Executive Advisor and trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

        We utilize industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. During 2010, we announced a new version of our central pharmacy solution software, WorkflowRx 7, the new Savvy Mobile Cart product, a new version of our Pandora reporting software, VIA 2.0, a new version of SecureVault, a partnership with Cardinal Health to interface with the CardinalASSIST automatic replenishment program, a partnership with Helmer to provide a new medical grade refrigerator product, and a partnership with RxScan to provide additional barcode verification.

Employees

        As of December 31, 2010, we had a total of 753 employees, including 80 in manufacturing, 114 in research and development, 139 in sales, of which 102 comprise our combined direct, corporate and inside sales teams, 18 in sales administration and 19 in field operations who perform pre-sales activity, 149 in customer service, 139 in field operations, 37 in marketing and 95 in general and administration positions. During 2010 we gained efficiency through office consolidations and other organizational changes that allowed the expansion of our sales teams without any overall addition to headcount from 2009. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of our marketplace. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

Business Under Government Contracts

        A number of our U.S. government-owned or government-run hospital customers sign five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see Item 1A, "Risk Factors."

Financing Practices Relating to Working Capital

        We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1 of "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.

Product Backlog

        Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2010 and 2009, our backlog was $126.8 million and $113.6 million, respectively.

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

Executive Officers of the Registrant

        The following table sets forth certain information as of March 11, 2011 about our executive officers:

Name	Age	Position
Randall A. Lipps	53	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	45	Senior Vice President, Field Operations
Robin G. Seim	51	Chief Financial Officer and Vice President Finance, Administration and Manufacturing
Dan S. Johnston	47	Vice President and General Counsel
Nhat H. Ngo	38	Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	49	Vice President, Global Marketing and Product Development

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

        Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. From March 2005 to December 2005, Mr. Seim served as Chief Financial Officer of Mirra, Inc., a developer of digital content protection products.

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

        Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnston was an attorney with the law firm Cooley LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.

        Nhat H. Ngo joined Omnicell in November 2008 as Vice President of Strategy and Business Development. From January 2007 to October 2008, Mr. Ngo served as Vice President of Business Development and Licensing for a business unit of Covidien, a global healthcare products company. From June 1999 to April 2006, Mr. Ngo worked at BriteSmile, Inc., a direct-to-consumer aesthetic technology company and served in a variety of senior leadership positions in marketing, sales, operations, strategic planning and corporate development. From May 2006 to December 2006 after the sale of BrightSmile, Inc., Mr. Ngo pursued personal interests, before resuming his career. From September 1997 to June 1999, Mr. Ngo practiced corporate law at Shaw Pittman. Mr. Ngo received a B.S. in commerce, with a concentration in finance, from the University of Virginia McIntire School of Commerce and a J.D. from the University of Virginia School of Law.

        Marga Ortigas-Wedekind joined Omnicell in January of 2009 as Vice President, Marketing. In May 2009, she was named Vice President, Global Marketing and Product Development. From February 2002 to October 2008, Ms. Ortigas-Wedekind was the Senior Vice President Marketing, Development, and Clinical Affairs of Xoft, Inc., a medical device company. She continued to consult with Xoft, Inc. between her departure and the time she joined Omnicell. From February 2000 to December 2001, she served as Vice President of Sales and Marketing for ProDuct Health, (purchased by Cytyc Corporation) a company involved in early breast cancer diagnosis and risk stratification. From January 1990 to February 2000, she worked at Guidant Corporation's Vascular Intervention division, in various functions covering international and worldwide sales and marketing, culminating in the role of Director, Market Development. She received a B.A. in political economics from Wellesley College and an M.B.A. from the Stanford Graduate School of Business.

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

Unfavorable economic and market conditions, a decreased demand in the capital equipment market and uncertainty regarding the rollout of government legislation in the healthcare industry could adversely affect our operating results.

        Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the capital equipment market. Customer demand for our products is significantly linked to the strength of the economy. If demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions and generally reduced expenditures for capital solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.

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

        The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), MDG Medical, PhACTs LLC, Talyst, Inc., Stinger Medical, Stanley Black and Decker (through their acquisition of InfoLogix, Inc),. Ergotron, Inc., Capso Solutions, (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc), WaveMark Inc., ParExcellence Systems, Inc. and Lawson Software, Inc.

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

Changing customer requirements could decrease the demand for our products and services and our new product solutions may not achieve market acceptance.

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

        In addition, we cannot assure you that we will be successful in marketing any new products or services, that new products or services will compete effectively with similar products or services sold by our competitors or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities' existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.

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

If we experience delays in installations of our medication and supply dispensing systems, or delays in the recognition of revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

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

        As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. On September 29, 2010, we acquired all of the outstanding capital stock of Pandora Data Systems, Inc. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

  •
  difficulties in combining previously separate businesses into a single unit;

  •
  the substantial costs that may be incurred and the substantial diversion of management's attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business;

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

        In addition, we have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Any failure to receive approval for proposed increases could prevent us from granting equity compensation at market competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

If we are unable to make effective use of our increased sales staff, we will have higher expenses without the benefits of increased market penetration and profitable sales growth.

        During the fourth quarter of 2010, we increased direct territory sales staff by 30%. We expect an increase in the sales productivity of these new hires as they are trained and begin to develop sales leads in their assigned territories, however, there is no guarantee that this increased sales staff will result in a proportional increase in new business. If we encounter obstacles to the effectiveness of our sales staff, we will adjust our efforts to support their success, and this may result in higher expenses without corresponding increases in market penetration or sales growth.

We have experienced substantial changes in our revenue levels and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

        Our revenue increased by $8.9 million or 4.2% to $222.4 million for the year ended December 31, 2010 compared to $213.5 million for 2009. However, revenues for the year ended December 31, 2009 declined by $38.4 million or 15.2% from $251.9 million in 2008.

        Current macroeconomic and general market conditions have contributed to revenue volatility and an overall decline in our revenues from 2008 levels. Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue and profitably will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

        Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

  •
  our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

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

  •
  the timing and significance of any acquisition or business development transactions that we may consider or negotiate and the revenues, costs and earnings that may be associated with these transactions;

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

        Our current Group Purchasing Organization contracts include AmeriNet, Inc., Broadlane Inc., HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier, Inc., and Resources Optimization & Innovation. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services.

        The healthcare industry has faced, and will likely continue to face, significant financial constraints. For example, the shift to managed care in the 1990s put pressure on healthcare organizations to reduce costs, and the Balanced Budget Act of 1997 significantly reduced Medicare reimbursement to healthcare organizations. Recently enacted legislation such as the American Recovery and Reinvestment Act in 2009, the Patient Protection and Affordable Care Act in 2010 and other health reform legislation may cause customers to postpone purchases of our products while the impact of the legislation on their operations is determined. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

        Many healthcare providers have consolidated to create larger healthcare delivery organizations to achieve greater market power. If this consolidation continues, it could reduce the number of our target customers. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.

Our disclosure controls and procedures for internal control over financial reporting were not effective as of December 31, 2010. Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

        If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments

        As of December 31, 2010 our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

        Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements are fairly stated in all material respects as of the year ended December 31, 2010. Our management has committed to corrective actions for the current fiscal year to remediate this material weakness, as described in Item 7 "Material Weakness in Internal Control over Financial Reporting".

        We will be required to report on the status of our remediation efforts with regard to this material weakness in every future periodic filing, until such material weakness is fully-remediated and attested to by our independent registered public accounting firm. If we cannot in the future favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial reports, which could cause our stock price to decline.

If the market price of our common stock continues to be highly volatile, the value of your investment in our common stock may decline.

        During the year ended December 31, 2010, our common stock traded between $10.93 and $15.38 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

Complications in connection with our ongoing business information system upgrades as well as the adoption of recently issued accounting standards may impact our results of operations, financial condition and cash flows.

        We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with its anticipated timeline and will incur additional costs. In addition, effective for fiscal 2011, we are required to adopt ASU 2009-13 and 2009-14, which we anticipate will require us to modify our revenue recognition policy. We further anticipate that integration of these ASUs will require a substantial amount of management's time and attention and require integration with the recently implemented enterprise resource planning system. The implementation of the system and the adoption of the recently issued ASUs, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record necessary business transactions timely. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.

        We frequently grant stock options to our employees. At December 31, 2010, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $12.86 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

        U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of December 31, 2010, the balance of our unsold leases to U.S. government customers was $13.1 million.

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

        We expect that developers of medication and supply dispensing systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. In July 2009, Medacist Solutions Group LLC filed a lawsuit against us alleging among other things, that certain of our ProServ 1 offerings infringe a patent owned by Medacist. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.

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

        We currently have operations outside of the United States, consisting of customer support activity through a contractor in India, international sales efforts centered in Canada, Europe and Asia and supply chain sourcing in Asia, supported by an office in Hong Kong. Our international operations subject us to a variety of risks, including:

  •
  the difficulty of managing an organization operating in various countries;

  •
  growing political sentiment against international outsourcing of support services;

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

        The standards adopted to date include, among others, the "Standards for Privacy of Individually Identifiable Health Information," which restrict the use and disclosure of personally identifiable health information by covered entities, and the "Security Standards," which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a "business associate" in relation to many of our customers that are covered entities, and as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to recent changes in HIPAA under the American Recovery and Reinvestment Act of 2009, or ARRA, we are now also covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions. In addition, we cannot predict the potential impact of future HIPAA standards and other federal and state privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of our customers to obtain, use or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.

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

        In February 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a change in control of our company that is beneficial to our stockholders. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two then current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer's rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, a change in control of our company that our stockholders may consider in their best interests may not occur.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in California, Illinois, Tennessee and China and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Technical support and training facility
Nashville, Tennessee	Research and development and marketing
Scotts Valley, California	Administration, marketing and research and development
Hong Kong, China	Manufacturing support

        For additional information regarding our obligations pursuant to operating leases, see Note 12, "Commitments" to the "Notes to Consolidated Financial Statements" included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        Flo Healthcare Solutions, LLC.    On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell was defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, "Business Combinations," we recorded a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date.

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

        On September 30, 2010, Omnicell settled all pending litigation in the Northern District of Georgia with Flo Healthcare LLC, which is now part of the entity InterMetro Industries Corporation. Additionally, Omnicell paid InterMetro $2.7 million, and entered into a patent cross-license agreement with InterMetro, wherein Omnicell received an ongoing license to the patent at issue in the suits, and InterMetro received licenses to two Omnicell patents. The parties jointly filed a motion of dismissal for each of the cases with the Georgia court on October 25, 2010, and the court dismissed both cases, with prejudice, on January 26, 2011. In connection with this settlement, $2.4 million of previously accrued liabilities were released and this gain was recorded as a reduction to selling, general and administrative expense in the three months ended September, 30, 2010.

        Medacist Solutions Group, LLC.    On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist's U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement (NDA) it had entered into with Medacist, and that Omnicell misappropriated Medacist's trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company's infringement of the specified patent and/or misuse of any of Medacist's trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims, and intends to defend the matter vigorously. In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

        On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the "California Action"). Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the "Settlement Agreement") pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist's U.S. Patent Number 6,842,736. The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license. On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut. On February 10, 2011, the Court granted Medacist's motion and dismissed the California Action without prejudice. On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the "California Appeal"). The California Appeal is now pending. Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the "Connecticut Litigation"), which had been dismissed and administratively closed since October 29, 2008. Medacist seeks, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora's alleged breaches. On December 3, 2010, the Company and Pandora filed a response to this motion. At this time, the Connecticut Litigation remains closed, and no hearings have been scheduled on Medacist's motion. While it is reasonably possible the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot determine the range of any such potential loss.

        As required under ASC 450, "Contingencies," we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, we believe that the outcomes in these matters are not probable and/or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "OMCL." The following table sets forth for the periods indicated the high and low sales prices per share of our common stock.

Fiscal Year Ended December 31, 2010	High	Low
Fourth Quarter	$14.97	$12.64
Third Quarter	$13.24	$10.93
Second Quarter	$14.93	$11.32
First Quarter	$15.38	$11.15

Fiscal Year Ended December 31, 2009	High	Low
Fourth Quarter	$12.19	$9.62
Third Quarter	$13.50	$9.85
Second Quarter	$11.39	$7.19
First Quarter	$12.97	$6.25

        As of March 3, 2011, we had approximately 33,369,590 shares of common stock outstanding held by approximately 165 stockholders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

        The following table sets forth the number of shares of common stock repurchased by the Company during the three months ended December 31, 2010:

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2010	—	$—	—	—
November 1 - 30, 2010	—	—	—	—
December 1 - 31, 2010	5,533	14.25	—	—

Total	5,533	$14.25	—	$25.0 million

(1)
Represents shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock units.

Performance Graph

        The following graph compares total stockholder returns for Omnicell's common stock for the past five years to three indices: The NASDAQ Composite Index, the NASDAQ Health Services index and the Standard & Poor's (S&P) Composite 1500 Health Care Sector Index (as calculated using a market cap weighting methodology). The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period.

        The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Services Index tracks the aggregate price performance of health services equity securities. The S&P Composite 1500 Health Care Sector Index tracks the aggregate price performance of health care equity securities. Omnicell's common stock is traded on The NASDAQ Global Select Market and is a component of all three indices. The stock price performance shown on the graph is not necessarily indicative of future price performance.

        Historically, we have used the S&P Composite 1500 Health Care Sector in the Total Return graph as our specific industry benchmark. For this transition year we are reporting both that index as well as the NASDAQ Health Services index, which is replacing it for future years. The NASDAQ Health Services Index is a more appropriate industry-specific benchmark for us, as certain aspects of our executive compensation plans are based on this index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., The NASDAQ Composite Index, The NASDAQ Health Services Index
and The S&P Composite 1500 Health Care Sector Index(1)

	12/05	12/06	12/07	12/08	12/09	12/10
Omnicell, Inc.	100.00	155.90	225.36	102.18	97.82	120.92
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
S&P Composite 1500 Health Care Sector	100.00	107.17	116.02	88.63	103.62	106.54
NASDAQ Health Services	100.00	109.80	117.78	87.97	99.96	100.19

*
$100 invested on 12/31/05 in the NASDAQ Composite Index, NASDAQ Health Services Index, S&P Composite 1500 Health Care Sector Index and in Omnicell, Inc. including reinvestment of dividends.

(1)
This section is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

OMNICELL, INC.
SELECTED FINANCIAL DATA

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Total revenues	$222,407	$213,457	$251,865	$213,081	$154,710

Income from operations(1)	$9,526	$669	$17,340	$18,224	$9,256

Net income	$4,892	$444	$12,724	$43,295	$10,365

Net income per share:
Basic	$0.15	$0.01	$0.40	$1.35	$0.38

Diluted	$0.15	$0.01	$0.38	$1.28	$0.36

Shares used in per shares calculations:
Basic	32,651	31,691	32,076	32,080	27,345

Diluted	33,513	32,063	33,108	33,820	28,902

Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Total assets	$343,224	$322,260	$308,542	$328,423	$154,630
Long-term obligations, net of current portion	$19,846	$21,405	$17,630	$15,963	$11,078
Total stockholders' equity	$265,214	$242,304	$233,557	$254,639	$89,996

The amounts shown above include the operating results from the following acquisitions: Rioux Vision, Inc. from December 11, 2007 and of Pandora Data Systems, Inc. from September 29, 2010.

(1)
Income from operations includes the following items:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Share-based compensation expense	$9,015	$9,725	$11,165	$11,162	$8,129

        You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2010, 2009, and 2008 and the consolidated balance sheet data at December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from our consolidated audited financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

 OMNICELL, INC.
SUPPLEMENTARY FINANCIAL DATA

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data) (unaudited)
2010
Total revenues	$54,160	$54,693	$56,286	$57,268
Gross profit	$27,586	$28,868	$30,100	$31,363
Income from operations	$1,509	$3,492	$3,003	$1,522
Net income	$979	$1,965	$1,276	$672
Net income per share:
Basic(1)	$0.03	$0.06	$0.04	$0.02
Diluted(1)	$0.03	$0.06	$0.04	$0.02

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share data) (unaudited)
2009
Total revenues	$52,204	$52,643	$53,957	$54,653
Gross profit	$23,820	$26,929	$27,249	$27,223
Income (loss) from operations	$(2,971)	$1,317	$944	$1,379
Net income (loss)	$(1,871)	$904	$854	$557
Net income (loss) per share:
Basic(1)	$(0.06)	$0.03	$0.03	$0.02
Diluted(1)	$(0.06)	$0.03	$0.03	$0.02

(1)
Quarterly earnings per share figures may not total to yearly earnings per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option exercise prices and/or net losses recorded in quarterly periods.

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

Overview

        We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical and surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. We sell our medication dispensing and supply automation systems primarily in the United States. Approximately 3% of our product revenue is from outside the United States and Canada, although we believe adoption of our products internationally will increase in future years. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls. In 2010, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility.

        In general, we recognize revenue when our systems are installed. For all of our products except Mobile Carts, installation generally takes place two weeks to nine months after our systems are ordered. Installation of Mobile Carts generally takes place one to three months after the order is received. The installation process at our customers' sites includes internal procedures associated with integrating large capital expenditures and time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer's pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, timing of customer installations, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

        Our revenue increased by 4.2% from $213.5 million in 2009 to $222.4 million in 2010. Of the $8.9 million increase in revenues from 2009 to 2010, $7.9 million was attributable to an increase in service revenues due to growth in the installed customer base over time and the later than expected timing of customer purchase orders for service contracts covering service periods commencing in 2009. The modest $1.0 million increase in product revenues for 2010 as compared with 2009 reflects the continued unstable economic environment during both periods as healthcare facilities continued to reduce or postpone their capital spending. We believe that economic conditions are improving and that spending in the healthcare industry and demand for our products will increase in the future. We believe that the following four factors will be responsible for generating demand for our products in future periods:

  •
  We believe that the overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase, the quality of healthcare services increases and the availability of healthcare services increases;

  •
  We believe that the environment of increased patient safety awareness, increased regulatory control and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities;

  •
  We have continued to differentiate ourselves through a strategy intended to provide the best customer experience in the healthcare industry; and

  •
  We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses, pharmacists, supply chain managers, chief information officers and hospital management.

        Our product backlog, consisting of orders accepted but not yet installed, increased from $113.6 million as of December 31, 2009 to $126.8 million at December 31, 2010. While our customers experienced a challenging financial environment caused by macroeconomic conditions, which contributed to decreasing investment returns, decreasing hospital foundation donations and decreasing reimbursement for procedures and services performed, we believe the macroeconomic environment that caused our customers to postpone their acquisition decisions began to improve in the latter half of 2009. Even with this apparent improvement, however, we are likely to continue experiencing delays in closing contracts until economic conditions appreciably improve.

        In addition, beginning in 2009 we saw our order mix shift towards larger institutions and replacement of systems sold by our competitors, which caused increased variability in our order rates and size of orders and may cause increased variability in the timing of future revenues. We expect to operate through 2011 with backlog within our objective of six to nine months of forward revenue but we believe there will be variation from time to time in the total dollar value of orders in backlog.

        Our key business strategies include:

  •
  Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry by:

  •
  Proactively anticipating and meeting customer product and service requirements;

  •
  Listening carefully to our customers' prospective issues; and

  •
  Meeting and exceeding our customers' installation and support needs.

  •
  Sustaining technological leadership in our products by:

  •
  Consistently innovating our product and service offerings;

  •
  Bringing new products and technologies to market through acquisitions and partnerships; and

  •
  Maintaining our flexibility in customer product design and in the installation process.

        In order to implement these strategies during 2010, we:

  •
  Increased our sales organization to expand coverage of our growing installed base and to expand our reach to new customers;

  •
  Expanded our proprietary product offerings through the acquisition of Pandora Data Systems;

  •
  Continued to announce and deliver new proprietary product offerings such as the Savvy mobile medication system, the Pandora VIA2.0 analytical software, and the WorkflowRx 7.0 unit-dose packager; and

  •
  Expanded our market presence with new business partnerships with Cardinal Health and RxScan.

        Our healthcare customers expect a high degree of partnership from their technology suppliers. Omnicell provides extensive installation planning and consulting as part of every product sale. Our customers medication control systems are mission critical to their success and our customers require the systems to be functional at all times. To help assure the maximum availability of our systems, our customers purchase maintenance and support contracts in one, two or five year increments. Our long-term liabilities, which were $19.8 million as of December 31, 2010 and $21.4 million as of December 31, 2009, are principally composed of long-term deferred service revenue, which was $19.2 million as of December 31, 2010, and $20.8 million as of December 31, 2009. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.

        In 2010, we generated positive overall cash flow of $6.4 million primarily due to improved net income, adjusted for non-cash expenses associated with depreciation, amortization and share-based compensation, and proceeds from the issuance of common stock under our employee stock purchase and stock option plans. The increases to cash were offset by $23.0 million in investing cash outflows for purchases of short-term investments, the acquisition of Pandora Data Systems, and the acquisition and development of productive long-lived assets. In 2009, we generated positive overall cash flow of $48.8 million, primarily due to lower accounts receivable, increased deferred service contracts and net income, adjusted for non-cash expenses associated with depreciation, amortization and share-based compensation. Net cash provided by operations continued to be positive for the fifth consecutive year at $20.6 million for the year ended December 31, 2010 and our cash and cash equivalents balance plus short-term investments as of December 31, 2010 was $183.7 million. We expect cash provided by operations to remain positive in 2011.

        Our full-time headcount of 753 on December 31, 2010 was the same as our full-time headcount on December 31, 2009, but the functional mix changed including a 30% increase in direct territory sales staff during the fourth quarter of 2010 and offsetting reductions in other functional areas from consolidations and organizational changes earlier in the year. In the first quarter of 2009, we reduced our headcount significantly to align our business with overall demand for our products. Our full-time headcount declined from 844 on December 31, 2008 to 753 on December 31, 2009.

        We record compensation costs of share-based awards, options and purchases of our common stock pursuant to our employee stock purchase plan in accordance with ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). Total share-based compensation expense for the year ended December 31, 2010 was $9.0 million, down from $9.7 million in 2009. We anticipate that the growth rate of our expenses from share-based compensation, may, at times, exceed the future growth rate of our revenues.

        Our gross profit increased 12.1% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 with gross margins increasing by 3.7% to 53.0%. The increases in gross profits and related margins were driven primarily by higher service revenues on an expanded installed base without proportional increases in service costs, favorable product mix to higher margin products and overall operational efficiencies in our production and customer service operations. We expect revenues to increase modestly in 2011 and we do not anticipate any major fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix although revenues and gross margins may be adversely affected as a result of market price reductions and additional costs to expand our business.

        Net income increased to $4.9 million in 2010 compared to $0.4 million in 2009 due to higher gross profit of $12.7 million as compared with 2009, which included a $7.0 million increase in gross profit from service revenues and $5.7 million from product revenues. This increase was partially offset by a $3.8 million increase in operating expenses primarily due to increased research and development activities, and a $4.3 million increase in income taxes. We also recorded pretax restructuring charges of $1.2 million in 2010 for facilities consolidation and $2.5 million in 2009 for a workforce reduction to align our business with overall demand for our products.

        We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our chief operating decision maker, who is our chief executive officer, along with our management team evaluates our profit performance based on company-wide, consolidated results. The September 2010 acquisition of Pandora Data Systems resulted in neither the creation of a new reporting unit nor a new operating segment.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements:

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

  •
  Product delivery.  Software and hardware product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what the customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter.

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

        In general, for sales not requiring our installation, we recognize sales on delivery of products to our customers. We recognize sales on shipment to distributors since we do not have further installation obligations and we do not allow for rights of return. We separately sell training and professional services which are not part of multiple element arrangements and not integral to the performance of our systems. We recognize revenue on training and professional services as they are performed. VSOE of training and of professional services is based on the price paid when sold separately.

        A portion of our sales are made through multi-year lease agreements. We recognize product related revenue under sales-type leases at the net present value of the lease payment stream under ASC 840, "Leases" (formally referred to as SFAS No. 13), once our installation obligations are met. In order to optimize cash flows, we generally sell our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We exclude from revenue any payments we receive for a new sale that relate to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with ASC 840. Interest income in sales-type leases is recognized in product revenue using the interest method.

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

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    We account for goodwill and other intangible assets in accordance with ASC 350, "Intangibles—Goodwill and Other" (formerly referred to as SFAS No. 142). For the initial recognition and measurement of Goodwill and Intangibles resulting from Business Combinations, we use the guidance in ASC 805.

        Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances.

        To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit's carrying value. We believe we are one reporting unit, and therefore, we compare our fair value to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount, taking a write-down to the extent the carrying amount exceeds the implied fair value. If our fair value exceeds the carrying value of our net assets under step one, then no impairment is indicated and the test is complete.

        We passed the first step of our annual impairment test for 2010. In addition, there were no indicators of impairment as of December 31, 2010.

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

        Significant management judgment is also required for initial recognition and measurement of goodwill and other intangibles assets resulting from Business Combinations per ASC 805. Management must assess the extent to which identified other intangibles assets are properly includable (and with the appropriate fair value) or properly excludable, by applying the recognition criteria. This judgment affects not only the other intangible assets but the remainder calculation of goodwill. The assessment of useful life for each acquired intangible impacts future financial position and operating performance through amortization expense.

        Inventory.    Inventories are stated at the lower of cost (utilizing standard costs, using the first-in, first-out method) or market. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write-down inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

        Valuation of share-based awards.    We account for share-based compensation in accordance with ASC 718, "Stock Compensation". We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on a combination of historical and market-based implied volatility, and the expected term of the awards, which is based on our historical experience of employee stock option exercises including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over their vesting period or requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. We can also determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

        In accordance with ASC 740, "Income Taxes" (formerly referred to as SFAS No. 109), we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

Material Weakness in Internal Control Over Financial Reporting.

        Our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective in providing reasonable assurance that a material misstatement of our financial statements would be prevented or detected on a timely basis, Our evaluation concluded that we have a material weakness related to accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

        Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements are fairly stated in all material respects as of the year ended December 31, 2010.

        Our management has committed to the following corrective actions for the current fiscal year:

  •
  Re-assessing the relationship with our third party consultant to ensure that there is an adequate level of review of the tax provision performed by the consultant and an appropriate level of oversight and validation by our management;

  •
  Ensuring the internal review processes are carefully executed and monitored to properly account for changes to the underlying supporting documentation; and

  •
  Implementing and utilizing income tax software to ensure a comprehensive reconciliation of all balance sheet tax accounts to our financial reporting system.

Recently Issued and Adopted Accounting Standards

        In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updates, or ASU 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, "Revenue Recognition," and ASC 985-605, "Software-Revenue Recognition," respectively. ASU 2009-13 requires companies to allocate arrangement consideration in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of selling price is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of Subtopic ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product's essential functionality and places them under Subtopic ASC 605-25, thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010 and we intend to adopt these ASUs at the beginning of our fiscal year 2011. We are currently evaluating how the adoption of these ASUs will impact our operating results, financial position and cash flows.

        In July 2010, the FASB issued "Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" as ASU 2010-20, amending ASC 310, "Receivables." ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. For public entities, the new disclosures for the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, with new disclosures about period activity effective for interim and annual reporting periods beginning on or after December 15, 2010. The period end disclosures are effective for us for December 31, 2010, and the period-activity disclosures are effective beginning with the first quarter of 2011. As ASU 2010-20 is a disclosure standard, we do not anticipate the adoption of this standard to have any impact on our operating results, financial position or cash flows.

Results of Operations

	For the Years Ended December 31,
	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$171,100	76.9%	$170,068	79.7%	$211,461	84.0%
Service and other revenues	51,307	23.1%	43,389	20.3%	40,404	16.0%

Total revenues	222,407	100.0%	213,457	100.0%	251,865	100.0%

Cost of revenues:
Cost of product revenues	76,372	34.3%	80,016	37.5%	97,461	38.7%
Cost of service and other revenues	28,079	12.7%	27,011	12.7%	25,770	10.2%
Restructuring charges	39	0.0%	1,209	0.6%	—	0.0%

Total cost of revenues	104,490	47.0%	108,236	50.7%	123,231	48.9%

Gross profit	117,917	53.0%	105,221	49.3%	128,634	51.1%
Operating expenses:
Research and development	21,007	9.4%	17,569	8.2%	18,196	7.2%
Selling, general and administrative	86,227	38.8%	85,668	40.2%	93,098	37.0%
Restructuring charges	1,157	0.5%	1,315	0.6%	—	0.0%

Total operating expenses	108,391	48.7%	104,552	49.0%	111,294	44.2%

Income from operations	9,526	4.3%	669	0.3%	17,340	6.9%
Interest income, net	431	0.2%	523	0.3%	3,382	1.3%

Income before provision for income taxes	9,957	4.5%	1,192	0.6%	20,722	8.2%
Provision for income taxes	5,065	2.3%	748	0.4%	7,998	3.1%

Net income	$4,892	2.2%	$444	0.2%	$12,724	5.1%

Product Revenues, Cost of Product Revenues and Gross Profit

        The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2010, 2009 and 2008 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
				2010 to 2009	2009 to 2008
	2010	2009	2008
	(in thousands)
Product revenues	$171,100	$170,068	$211,461	0.6%	(19.6)%
Cost of product revenues	76,372	80,016	97,461	(4.6)%	(17.9)%
Restructuring charges	—	1,008	—	(100.0)%	—

Gross profit	$94,728	$89,044	$114,000	6.4%	(21.9)%

2010 compared to 2009

        Product revenues remained nearly flat in 2010 as compared to 2009.

        Cost of product revenues decreased by $3.6 million, or 4.6%, in 2010 as compared to 2009. The decrease was primarily due to a $1.0 million charge to record an inventory reserve in the first quarter of 2009 which did not recur in 2010, a $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010, the overall favorable shift in product mix to revenues with lower associated costs along with the favorable results of outsourcing initiatives, ongoing cost reduction programs, and general operational efficiencies.

        Gross profit on product revenue increased by $5.7 million, or 6.4%, in 2010 as compared to 2009, primarily as a result of lower product costs. Gross margin as a percent of revenues was 55.4%, compared to 52.4% in 2009. Product gross margin increased 3.0% due to the aforementioned $1.0 million inventory reserve recorded in the first quarter of 2009 which did not recur in 2010, a $1.0 million restructuring charge in the first quarter of 2009, a $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010, and the overall favorable shift in product mix to revenues with lower associated costs along with the favorable results of outsourcing initiatives, ongoing cost reduction programs, and general operational efficiencies.

        We expect product revenues to increase modestly in 2011 and we do not anticipate any significant fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

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

        Cost of product revenues decreased by $17.4 million, or 17.9%, in 2009 as compared to 2008. The decrease was primarily due to the reduction in product revenue resulting in a $17.9 million decrease in direct standard cost, and a decrease in spending of $1.9 million which was driven by lower headcount as a result of restructuring relating to our workforce reduction in the first quarter of 2009 and associated headcount related expenses such as travel. This was partially offset by an increase of $2.4 million in other costs, including $1.0 million related to reserves for excess and obsolete inventory.

        Gross profit on product revenue decreased by $25.0 million, or 21.9%, in 2009 as compared to 2008, primarily as a result of lower product revenues. Gross margin as a percent of revenues was 52.4% compared to 53.9% in 2009. Direct product margins increased 2.1% due to both product mix and better supply management. This increase was offset by increases in other costs primarily due to reserves for excess and obsolete inventory and increased depreciation expenses related to the implementation of our new accounting and materials system. In addition, we incurred a $1.0 million restructuring charge in the first quarter of 2009.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2010, 2009 and 2008 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
				2010 to 2009	2009 to 2008
	2010	2009	2008
	(in thousands)
Service and other revenues	$51,307	$43,389	$40,404	18.2%	7.4%
Cost of service and other revenues	28,079	27,011	25,770	4.0%	4.8%
Restructuring charges	39	201	—	(80.6)%	—

Gross profit	$23,189	$16,177	$14,634	43.3%	10.5%

2010 compared to 2009

        Service and other revenues increased by $7.9 million, or 18.2%, in 2010 as compared to 2009. The increase was primarily due to normal growth on an expanded installed base, as well as later than expected receipts of customer purchase orders for service contracts covering service periods starting in 2009, for which service revenues were recognized retrospectively from their commencement dates.

        Cost of service and other revenues increased by $1.1 million, or 4.0%, in 2010 as compared to 2009. The increase was primarily due to an increase in spending of $1.0 million primarily related to salaries and related benefits costs and replacement part costs in support of the expanded service base.

        Gross profit on service and other revenues increased by $7.0 million, or 43.3%, in 2010 as compared to 2009. The increase in gross margin on service and other revenues was due to the aforementioned revenue growth from service contracts initiated in 2009 with purchase orders received in 2010 and from normal growth on an expanded installed base without a proportional growth in service costs as these were incurred in prior periods.

        We expect our service and other revenues and the associated gross profit to increase for 2011, in line with the continued expansion of our installed base of automation systems and service and maintenance contracts, the addition of service revenues associated with our recent acquisition of Pandora Data Systems. and continued cost controls.

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

Operating Expenses

        The table below shows our operating expenses for the years ended December 31, 2010, 2009 and 2008 and the percentage change between those years:

				Percentage Change
	For the Years Ended December 31,
				2010 to 2009	2009 to 2008
	2010	2009	2008
	(in thousands)
Research and development	$21,007	$17,569	$18,196	19.6%	(3.4)%
Selling, general and administrative	86,227	85,668	93,098	0.7%	(8.0)%
Restructuring charges	1,157	1,315	—	(12.0)%	—

Total operating expenses	$108,391	$104,552	$111,294	3.7%	(6.1)%

2010 compared to 2009

        Research and development.    Research and development expenses increased by $3.4 million, or 19.6%, in 2010 as compared to 2009. Research and development expenses represented 9.4% and 8.2% of total revenues in 2010 and 2009, respectively.

        The increase in research and development expenses in 2010 was due to an increase of $1.9 million in consulting expenses, an increase of $0.7 million of labor and related costs, both of which are related to new hardware and software product development, and a decrease of $0.8 million of software capitalization in 2010 compared to 2009 primarily due the release in 2010 of two major software releases used in our products.

        We expect research and development expenses to increase slightly as we continue to invest in new products. The amount of research and development expense can fluctuate based on the amount of proto type expenses for hardware and or the amount of capitalized software development costs.

        Selling, general and administrative.    Selling, general and administrative expenses increased by $0.6 million, or 0.7%, in 2010 as compared to 2009. Selling, general and administrative expenses represented 38.8% and 40.2% of total revenues in 2010 and 2009, respectively.

        Three areas of spending increased the selling, general and administrative expenses. These were $1.9 million of fees related to potential acquisition assessment activities, $1.3 million related to marketing programs to increase brand awareness, and $2.4 million associated with rising costs of operations, including $1.0 million increase in employee health and dental benefits, $0.5 million increase in Group Purchasing Organization fees associated with higher sales volume to Group Purchasing Organization affiliated customers, and $0.4 million increase in travel. These increases were offset by a decrease of $2.9 million in legal fees which included a $2.4 million benefit from the settlement of a litigation claim for less than the amount previously accrued and a decrease of bad debt expense of $1.7 million primarily due to the recovery of a fully reserved accounts receivable balance and lower non-specific bad debt reserve requirements based on improved historical experience.

        We expect selling, general and administrative costs to increase in 2011, in both dollars and as a percentage of revenues due to an increase of direct territory sales representatives.

        Restructuring charges.    Restructuring charges of $1.2 million incurred in 2010 related to the closure of facilities in The Woodlands, Texas and Bangalore, India. Costs recorded related primarily to severance and relocation pay, lease terminations, asset impairment charges, consulting, and travel.

Restructuring charges of $1.3 million incurred in 2009 related primarily to severance pay, continuation of benefits and outplacement services associated with reduction in force activities.

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

        Selling, general and administrative.    Selling, general and administrative expenses decreased by $7.4 million, or 8.0%, in 2009 as compared to 2008. Selling, general and administrative expenses represented 40.2% and 37.0% of total revenues in 2009 and 2008, respectively. The decrease in selling, general and administrative expenses was primarily due to $6.3 million of decreases associated with lower sales volume and headcount, a decrease of $1.0 million in bad debt expense associated with the decrease in accounts receivable balances, and a decrease of $1.3 million in expenses related to share based compensation charges associated with ASC 718. These decreases were partially offset by increased investment in the marketing of our products.

        Restructuring charges.    The decrease in research and development and selling, general and administrative expenses in 2009 was partially the result of our work force reduction during the first quarter of 2009, which lowered headcount by 43 employees, but resulted in a restructuring charge of $1.3 million. These restructuring costs were primarily severance pay, continuation of benefits and outplacement services.

Interest Income and Other Expense

        The table below shows our interest income and other expense for the years ended December 31, 2010, 2009 and 2008 and the percentage change between those years:

	For the Years Ended December 31,			Percentage Change
				2010 to 2009	2009 to 2008
	2010	2009	2008
	(in thousands)
Interest income	$424	$619	$3,420	(31.5)%	(81.9)%
Other income (expense)	7	(96)	(38)	(107.3)%	152.6%

        The decrease in interest income for 2010 as compared to 2009 was primarily due to lower interest rates. Although average cash, cash equivalents, and short-term investment balances averaged approximately $45.0 million higher in 2010, average interest rates decreased by 25 basis points compared to 2009 rates, resulting in $0.2 million lower interest income. We expect interest income to remain at approximately 2010 levels during 2011.

        The decrease in interest income for 2009 as compared to 2008 was primarily due to lower interest rates. The average cash, cash equivalent balances were approximately $134.0 million for 2009 and 2008, but the effective interest rate in 2009 was approximately 50 basis points compared to approximately 250 basis points in 2008.

Income taxes

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Provision for income taxes	$5,065	$748	$7,998

        We recorded a provision for income taxes of approximately $5.1 million and an effective tax rate of 50.8% for the year ended December 31, 2010 compared to $0.7 million and 62.8% effective tax rate for the year ended December 31, 2009. The 2010 annual tax rate differs from the statutory tax rate of 35% primarily due to the impact of state income taxes and a one-time tax adjustment of approximately $0.8 million for the tax effect of undistributed foreign earnings, triggered by the closure of our India subsidiary as part of our third quarter restructuring program.

        We recorded a provision for income taxes of approximately $0.7 million and an effective tax rate of 62.8% for the year ended December 31, 2009 compared to $8.0 million and 38.6% effective tax rate for the year ended December 31, 2008. The increase in the effective tax rate was primarily due to prior year true-up of approximately $0.7 million and the re-measurement of our California deferred tax assets to reflect the enactment of California tax legislation, effective January 1, 2011.

        Refer to Note 14 "Income Taxes" for discussion of factors affecting realizability of deferred tax assets.

Liquidity and Capital Resources

Cash Flows

        The table below shows our cash flows for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$20,599	$46,169	$14,298
Net cash used in investing activities	(23,057)	(6,795)	(13,037)
Net cash provided by (used in) financing activities	8,863	9,417	(50,634)

Net increase (decrease) in cash and cash equivalents	$6,405	$48,791	$(49,373)

2010 compared to 2009

        Net cash provided by operating activities decreased by $25.6 million in 2010 to $20.6 million from the 2009 amount of $46.2 million. The major driver of this decrease was accounts receivable collections returning to normal trends compared to 2009, resulting in a net change between the years of $18.5 million. Other uses of cash were balance sheet changes in prepaids, accrued liabilities and deferred service revenue, reducing $3.7 million, $3.8 million and $5.6 million, respectively, of operating cash flows in 2010 compared to 2009. Offsetting these decreases in sources of operating cash flows were higher net income of $4.4 million and a combination of tax related operating cash flows that increased cash provided by operating activities between 2010 and 2009 by $7.5 million. The largest tax related item was a benefit from employee stock plans which changed from a use of operating cash in 2009 to a source of operating cash in 2010 for a net increase of cash provided of $7.5 million.

        Net cash used in investing activities increased by $16.3 million in 2010 to $23.1 million from the 2009 amount of $6.8 million. This was primarily due to purchases of $8.1 million of California revenue anticipation notes and the acquisition of Pandora Data Systems for $5.7 million, net of cash acquired.

Purchases of capital assets increased $2.5 million primarily due to continued efforts in 2010 to increase information technology capabilities, including a customer relationship management systems installation project.

        Net cash provided by financing activities decreased by $0.5 million in 2010 compared to net cash provided by financing activities of $9.4 million in 2009. This was due to an increase in proceeds of $3.0 million from shares issued under stock option and employee stock purchase plans offset by a decrease of $3.5 million in excess tax benefits from employee stock plans.

2009 compared to 2008

        Net cash provided by operating activities increased by $31.9 million in 2009 from $14.3 million in 2008 to $46.2 in 2009. The major driver of this increase was lower accounts receivable due to increased collections, resulting in a net change between the years of $39.1 million. Other sources of cash were balance sheet changes in accrued liabilities and other current assets, adding $5.8 million and $3.6 million, respectively, of additional operating cash flows in 2009 compared to 2008. Offsetting these increases in sources of operating cash flows were lower net income of $12.3 million and a combination of tax related operating cash flows that reduced cash provided by operating activities between 2009 and 2008 by $4.7 million. The largest tax related item was from employee stock plans which changed from a source of operating cash in 2008 to a use of operating cash in 2009 for a net reduction of cash provided of $17.7 million. This was offset by increases in cash provided by deferred income taxes, which changed from a use of operating cash in 2008 to a source of operating cash in 2009, of $11.9 million and a reduction of use of operating cash by excess tax benefits from employee stock plans of $1.1 million.

        Net cash used in investing activities decreased by $6.2 million in 2009 to $6.8 million from the 2008 amount of $13.0 million. This was primarily due to lower purchases of capital assets.

        Net cash provided by financing activities increased by $60.1 million in 2009 to $9.4 million from the 2008 amount of net cash used in financing activities of $50.6 million. This was primarily due to the absence of stock repurchases in 2009 as compared to stock repurchases in 2008 totaling $65.1 million. Refer to Treasury Stock under Note 15 for discussion of the share repurchase program.

Liquidity

        Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We alsoexpect a continued use of cash for potential acquisition assessment activities. Additionally, as described in Note 15, on December 31, 2010, we had $25.0 million of remaining authorized funds to repurchase additional shares under stock repurchase programs, which may, in the future, result in additional use of cash. We had cash and cash equivalents of $175.6 million at December 31, 2010 as compared to $169.2 million at December 31, 2009. Additionally, we owned $8.1 million of short-term investments at December 31, 2010. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents and our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our working capital, capital expenditures and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash, cash equivalents, and short-term investments will suffice to fund the continued growth of our business.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

        As of December 31, 2010 we had $11.5 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments," to our consolidated financial statements included in this Annual Report on Form 10-K for further information with respect to these commitments.

        The following table summarizes our contractual obligations at December 31, 2010 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$6,570	$3,875	$2,166	$529	$—
Commitments to contract manufacturers and suppliers(2)	4,925	4,925	—	—	—

Total	$11,495	$8,800	$2,166	$529	$—

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. In April 2010, we entered into a lease agreement to replace certain expiring leases with approximately 25,000 square feet of office space in Nashville, Tennessee. The new lease is for a term of 60 months, and commenced July 2010, with two five-year renewal options. The base rental commitment for the initial five-year term totals $1.7 million. Rent expense was $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        As of December 31, 2010, we had $175.6 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. Our fourth quarter 2010 weighted interest rate was 0.18%. If interest rates were to decline to zero, we would generate $0.1 million less interest income per quarter. Management considers this interest rate exposure immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth beginning at page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this Annual Report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level, due to a material weakness in internal control over financial reporting related to accounting for income taxes. Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of December 31, 2010, and consolidated results of operations for the year ended December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on these criteria, due to a material weakness related to our accounting for income taxes.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's interim or annual financial statements will not be prevented or detected on a timely basis.

        Our evaluation concluded that we did not maintain effective internal control over accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles. Additionally, we did not maintain effective controls over the review and analysis of supporting work papers for such tax balances.

        This material weakness was primarily caused by:

  •
  Inadequate management review of the income tax provision calculation, supporting assumptions and workpapers; and

  •
  An inadequate system of document management or version control over the multiple files used for calculation and review of the income tax provision.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting. Their audit report is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

        Other than the material weakness noted above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The report required by this item is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the controls over the preparation and review of the provision for income tax expense. We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated March 11, 2011, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omnicell, Inc. has not maintained effective internal control over financial reporting as of December 31. 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

San Jose, California
March 11, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2011 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item with respect to directors and executive officers may be found under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this Annual Report on Form 10-K, and in the section entitled "Election of Directors" appearing in the Proxy Statement. Such information is incorporated herein by reference.

        The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled "Information Regarding the Board of Directors and Corporation Governance—Audit Committee" appearing in the Proxy Statement. Such information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of our Proxy Statement under the section entitled "Executive Compensation—Compensation Discussion and Analysis".

        The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Information Regarding the Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation."

        The information required by this Item with respect to our Compensation Committee's review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Executive Compensation—Compensation Discussion and Analysis—Compensation Committee Report."

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

        The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled "Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated herein by reference to the section from the Proxy Statement under the section entitled "Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included as part of this Annual Report on Form 10-K.

(1)
All financial statements.

Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	F-3
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-5
Notes to Consolidated Financial Statements	F-6

The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II	F-38
(2) Exhibits required by Item 601 of Regulation S-K.
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 11, 2011

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$175,635	$169,230
Short-term investments	8,074	—
Accounts receivable, net of allowances of $497 and $868 at December 31, 2010 and 2009, respectively	42,732	40,826
Inventories	9,785	10,502
Prepaid expenses	11,959	8,780
Deferred tax assets	13,052	15,247
Other current assets	7,266	6,159

Total current assets	268,503	250,744
Property and equipment, net	14,351	13,209
Non-current net investment in sales-type leases	9,224	10,104
Goodwill	28,543	24,982
Other intangible assets	4,672	4,233
Non-current deferred tax assets	9,566	9,666
Other assets	8,365	9,322

Total assets	$343,224	$322,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,242	$10,313
Accrued compensation	7,731	8,095
Accrued liabilities	8,684	11,997
Deferred service revenue	16,788	14,457
Deferred gross profit	11,719	13,689

Total current liabilities	58,164	58,551
Long-term deferred service revenue	19,171	20,810
Other long-term liabilities	675	595

Total liabilities	78,010	79,956
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,148,706 and 33,027,583 shares issued and outstanding, respectively, at December 31 2010 and 36,072,776 and 31,977,470 shares issued and outstanding, respectively, at December 31, 2009	37	36
Treasury stock, at cost, outstanding: 4,121,123 share and 4,095,306 shares at December 31, 2010 and 2009, respectively	(65,064)	(65,064)
Additional paid-in capital	342,272	324,255
Accumulated deficit	(12,031)	(16,923)

Total stockholders' equity	265,214	242,304

Total liabilities and stockholders' equity	$343,224	$322,260

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Product revenues	$171,100	$170,068	$211,461
Service and other revenues	51,307	43,389	40,404

Total revenues	222,407	213,457	251,865
Cost of revenues:
Cost of product revenues	76,372	80,016	97,461
Cost of service and other revenues	28,079	27,011	25,770
Restructuring charges	39	1,209	—

Total cost of revenues	104,490	108,236	123,231

Gross profit	117,917	105,221	128,634
Operating expenses:
Research and development	21,007	17,569	18,196
Selling, general and administrative	86,227	85,668	93,098
Restructuring charges	1,157	1,315	—

Total operating expenses	108,391	104,552	111,294

Income from operations	9,526	669	17,340
Interest income	424	619	3,420
Interest expense	(4)	(15)	(15)
Other income (expense)	11	(81)	(23)

Income before provision for income taxes	9,957	1,192	20,722
Provision for income taxes	5,065	748	7,998

Net income	$4,892	$444	$12,724

Net income per share—basic	$0.15	$0.01	$0.40
Net income per share—diluted	$0.15	$0.01	$0.38
Weighted average shares outstanding:
Basic	32,651	31,691	32,076
Diluted	33,513	32,063	33,108

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common		Treasury
							Accumulated Other Comprehensive Income (Loss)
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2007	34,625,489	$35	(1,759)	$—	$284,695	$(30,091)	$—	$254.639
Net income and comprehensive income	—	—	—	—	—	12,724	—	12,724
Share-based compensation	—	—	—	—	11,062	—	—	11,062
Common stock issued under stock option and stock award plans	558,300	—	(10,396)	—	4,563	—	—	4,563
Issuance of stock under employee stock purchase plan	238,889	—	—	—	3,387	—	—	3,387
Purchase of treasury stock, net of commissions	—	—	(4,066,296)	(65,064)	—	—	—	(65,064)
Income tax benefits realized from employee stock plans	—	—	—	—	12,246	—	—	12,246

Balance at December 31, 2008	35,422,678	35	(4,078,451)	(65,064)	315,953	(17,367)	—	233,557
Net income and comprehensive income	—	—	—	—	—	444	—	444
Share-based compensation	—	—	—	—	9,725	—	—	9,725
Common stock issued under stock option and stock award plans	257,939	—	(16,855)	—	1,113	—	—	1,113
Issuance of stock under employee stock purchase plan	392,159	1	—	—	2,928	—	—	2,929
Income tax charges realized from employee stock plans	—	—	—	—	(5,464)	—	—	(5,464)

Balance at December 31, 2009	36,072,776	36	(4,095,306)	(65,064)	324,255	(16,923)	—	242,304
Net income and comprehensive income	—	—	—	—	—	4,892	—	4,892
Share-based compensation	—	—	—	—	9,015	—	—	9,015
Common stock issued under stock option and stock award plans	624,916	1	(25,817)	—	3,637	—	—	3,638
Issuance of stock under employee stock purchase plan	451,014	—	—	—	3,364	—	—	3,364
Income tax benefits realized from employee stock plans	—	—	—	—	2,001	—	—	2,001

Balance at December 31, 2010	37,148,706	$37	(4,121,123)	$(65,064)	$342,272	$(12,031)	$—	$265,214

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$4,892	$444	$12,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,619	9,428	8,954
(Recovery of) provision for receivable allowance	(1,259)	428	1,384
Asset impairment charge	—	267	182
Loss(gain) on sale of property and equipment	191	—	(119)
(Gain) on legal settlement	(2,439)	—	—
Share-based compensation expense	9,015	9,725	11,165
Provision for excess and obsolete inventories	640	3,119	384
Deferred tax assets and liabilities	2,403	5,847	(6,049)
Income tax benefits(charges) from employee stock plans	2,001	(5,464)	12,246
Excess tax benefits from employee stock plans	(1,861)	(5,375)	(6,480)
Changes in operating assets and liabilities, net of effect of acquired company
Accounts receivable	(1,317)	17,190	(21,866)
Inventories	77	(693)	174
Prepaid expenses	(3,179)	531	172
Other current assets	209	3,772	190
Net investment in sales-type leases	1,412	(446)	1,249
Other assets	519	243	139
Accounts payable	2,859	936	(853)
Accrued compensation	(529)	(794)	583
Accrued liabilities	(2,131)	1,640	(4,195)
Deferred service revenue	2,367	7,945	1,621
Deferred gross profit	(1,970)	(2,320)	2,082
Other long-term liabilities	80	(254)	611

Net cash provided by operating activities	20,599	46,169	14,298
Cash flows from investing activities
Purchases of short-term investments	(8,059)	—	—
Acquisition of intangible assets and intellectual property	(198)	(111)	(200)
Acquisition of privately held company, net of cash acquired	(5,703)	—	—
Software development for external use	(2,207)	(3,039)	(1,243)
Purchases of property and equipment	(6,890)	(3,645)	(12,130)
Proceeds from the sale of property and equipment	—	—	536

Net cash used in investing activities	(23,057)	(6,795)	(13,037)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	7,002	4,042	7,950
Excess tax benefits from employee stock plans	1,861	5,375	6,480
Repurchases of treasury stock, net	—	—	(65,064)

Net cash provided by (used in) financing activities	8,863	9,417	(50,634)

Net increase(decrease) in cash and cash equivalents	6,405	48,791	(49,373)
Cash and cash equivalents at beginning of year	169,230	120,439	169,812

Cash and cash equivalents at end of year	$175,635	$169,230	$120,439

Supplemental disclosures of cash flow informational
Cash paid for interest	$4	$11	$15
Cash paid for taxes	$1,513	$320	$1,240
Supplemental disclosures of non-cash operating activity
Indemnification asset / acquired legal contingency (Note 18)	$200	$—	$—

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

        In 2010, we completed an acquisition of Pandora Data Systems. The consolidated financial statements include the results of operations from this business combination from September 29, 2010, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Acquisition."

        Reclassifications.    Certain reclassifications have been made to the prior year consolidated statement of cash flows to conform to the current period presentation, including software development for external use as investing cash flows instead of operating cash flows. None of these reclassifications are material to the consolidated financial statements.

        Use of estimates.    The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share- based compensation, inventory valuation, valuation of goodwill and purchased intangibles, valuation of long-lived assets and accounting for income taxes.

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

        We classify investments as short-term investments if their original or remaining maturities at purchase are greater than three months and their remaining maturities are one year or less.

        Fair value of financial instruments.    We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures" (formerly referred to as SFAS No. 157).

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

        At December 31, 2010 and December 31, 2009, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2010 we had a short term investment in California revenue anticipation notes the valuation inputs of which are classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.

        Classification of marketable securities.    Marketable securities for which we have the intent and ability to hold to maturity are classified as Held-to-maturity, with carrying value at amortized cost, including accrued interest. At December, 31, 2010 we held $8.1 million of non-U.S. Government securities as a Held-to-maturity short-term investment. We do not hold securities for purposes of trading. However, securities held as investment for the indefinite future, pending future spending requirements are classified as Available-for-sale, with carrying value at Fair Value and any unrealized gain or loss recorded to Other comprehensive income until realized. As of December 31, 2010 and 2009 we held $150.4 million and $153.7 million, respectively of money market mutual funds as Available-for-sale cash equivalents.

        Derivatives.    We have no instruments that, in whole or in part, are accounted for derivative instruments under ASC 815 "Derivatives and Hedging" (formally referred to as SFAS No. 133).

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

  •
  Product delivery.  Software and hardware product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what the customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter.

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

        A portion of our sales are made through multi-year lease agreements. We recognize product related revenue under sales-type leases at the net present value of the lease payment stream under ASC 840, "Leases" (formerly SFAS No. 13) once our installation obligations are met. We optimize cash flows by generally selling our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We exclude from revenues any amounts paid to us related to the termination of an existing lease. Generally, we have no obligation to the leasing company once the lease is sold. Some of our lease sales, mostly those relating to U.S. government hospitals, are retained in-house as sales-type leases which we account for in accordance with ASC 840. Interest income in sales-type leases is recognized in product revenue using the interest method.

        Accounts receivable, net and net investment in sales type leases.    We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customers' financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

Uncollectible amounts are charged off against trade receivables and the allowance for doubtful accounts when we make a final determination there is no reasonable expectation of recovery. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such amounts estimated could differ materially from what will actually be uncollectible in the future.

        The retained in-house leases discussed above are considered financing receivables. Our credit policies and evaluation of credit risk and write-off policies are applied alike to trade receivables and the net-investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment, and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class. Financing receivables which are reserved are generally transferred to cash-basis accounting, so that revenue is recognized only as cash is received. However, the cash basis accounts continue to accrue interest.

        Sales of accounts receivable.    We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record the sale of our accounts receivables as "true sales" in accordance with ASC 860, "Transfers and Servicing" (formerly referred to as SFAS No. 140). During the years ended 2010, 2009 and 2008, we transferred non-recourse accounts receivable totaling $51.4 million, $53.7 million and $61.4 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2010 and 2009, accounts receivable included approximately $0.3 million and $1.6 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.

        Concentration of credit risk.    At December 31, 2010 and 2009, no single customer accounted for more than 10% of our combined accounts receivable balance.

        Commissions.    Sales commissions generally are earned upon order receipt, but are recognized in income at the time of revenue recognition. Before they are recognized as expense they are recorded as prepaid commissions, which are a component of prepaid expenses.

        Geographic risk.    Approximately 3% of our product revenue for the year ended December 31, 2010 and 6% of our product revenue for the year ended December 31, 2009 was from foreign countries. Less than 1% of our net assets were located in foreign countries at both December 31, 2010 and December 31, 2009.

        Dependence on suppliers.    We have supply agreements for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. Our contracts with our suppliers may generally be terminated by either the supplier or by us without cause and at any time upon delivery of notice that typically ranges from two months to six months. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and timing requirements. A critical supplier may have modest annual deliveries to us, and yet be significant in

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

terms of potential for disrupting production schedules for particular products. In terms of overall concentration, in 2010 and 2009 there was one high-volume supplier and in 2008 two high-volume suppliers. Purchases from these suppliers for the years ended December 31, 2010, 2009 and 2008 were approximately $19.1 million, $19.7 million and $25.2 million, respectively.

        Inventory.    Inventories are stated at the lower of cost (utilizing standard costs, using the first-in, first-out method) or market. Cost elements included in inventory are direct labor and materials plus applied overhead. We routinely assess on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down our inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

        Property and equipment.    Property and equipment less accumulated depreciation are stated at historical cost. We develop molds and dies for long-term supply arrangements and capitalize those development costs as equipment. There were $1.4 million and $0.5 million of these pre-production costs related to long-term supply arrangements capitalized at December 31, 2010 and 2009, respectively. There were no pre-production costs in 2008. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment and vehicles	2 - 5 years

        Internal use software.    We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, "Internal-Use Software" (formerly referred to as SOP 98-1). Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. At December 31, 2010 and December 31, 2009, we had $7.0 million and $7.6 million of costs related to application development of enterprise-level software included in property and equipment, respectively.

        Software development costs.    We capitalize software development costs in accordance with ASC 985-20, "Costs of Software to Be Sold, Leased, or Marketed" (formerly referred to as SFAS No. 86), under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2010 and 2009, we capitalized software development costs of $2.2 million and $3.0 million, respectively, which are

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

presented in other assets. For the years ended December 31, 2010, 2009 and 2008, we charged to cost of revenues $0.9 million, $0.5 million and $0.5 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    We account for goodwill and other intangible assets in accordance with ASC 350, "Intangibles—Goodwill and Other" (formerly referred to as SFAS No. 142). For the initial recognition and measurement of Goodwill and Intangibles resulting from acquisitions, we use the guidance in ASC 805, "Business Combinations" (formerly referred to as SFAS No. 141-(R)).

        Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment test during the fourth quarter of each year and between the annual test in certain circumstances.

        To perform the goodwill impairment test, we determine the fair value of the reporting unit and compare the fair value to the reporting unit's carrying value. We believe we are one reporting unit, and therefore, we compare our fair value to the total net asset value on our balance sheet. If our total net asset value were to exceed our fair value, we would perform the second step of the impairment test. In the second step, we would compare the implied fair value of our goodwill to our carrying amount, taking a write-down to the extent the carrying amount exceeds the implied fair value. If our fair value exceeds the carrying value of our net assets under step one, then no impairment is indicated and the test is complete.

        We passed the first step of our annual impairment test for 2010. In addition, there were no indicators of impairment as of December 31, 2010.

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

        Significant management judgment is also required for initial recognition and measurement of goodwill and other intangibles assets resulting from Business Combinations per ASC 805. Management must assess the extent to which identified other intangibles assets are properly includable (and with the appropriate fair value) or properly excludable, by applying the recognition criteria. This judgment affects not only the other intangible assets but the remainder calculation of goodwill. The assessment of

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

useful life for each acquired intangible impacts future financial position and operating performance through amortization expense.

        Deferred revenue and deferred gross profits.    Deferred revenue arises when customers are billed for products and/or services in advance of revenue recognition. Our deferred revenue consists primarily of unearned revenue on sale of equipment for which installation has not been completed, and software licenses for which revenue is recognized over the duration of the license and the unearned portion of support service contracts.

        Valuation of share-based awards.    We account for share-based compensation plans in accordance to the provisions of ASC 718, "Stock Compensation" (formerly referred to as SFAS No. 123(R)). We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market- based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over their vesting period or requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment to our income tax expense in the period of change. We can also determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

        In accordance with ASC 740, "Income Taxes" (formerly referred to as SFAS No. 109), we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

        Please refer to Note 14, "Income Taxes" for further information.

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

for all periods presented. Shipping and handling costs amounted to $2.1 million, $1.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Advertising.    Advertising costs are expensed as incurred and amounted to $1.1 million, $0.7 million and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

        Segment information.    We manage our business on the basis of a single operating segment, and a single reporting unit within that segment per ASC 280, "Segment reporting" (formerly referred to as SFAS No. 131). Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. The September 2010 acquisition of Pandora Data Systems resulted in neither the creation of a new reporting unit nor a new operating segment. Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2010, 2009 and 2008, all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Recently Issued and Adopted Accounting Standards

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") 2009-13 and 2009-14, or ASU 2009-13 and ASU 2009-14, which amended ASC 605, "Revenue Recognition," and ASC 985-605, "Software-Revenue Recognition," respectively. ASU 2009-13 requires companies to allocate arrangement consideration in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of selling price is not available. ASU 2009-14 revises the guidance regarding the types of arrangements that fall under the scope of the software recognition guidance, providing a scope exception for many transactions that were previously within the scope of Subtopic ASC 985-605, including tangible products containing software components and non-software components that function together to deliver the product's essential functionality and places them under Subtopic ASC 605-25,

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization & Summary of Significant Accounting Policies (Continued)

thus requiring the new multiple-element revenue allocation under ASU 2009-13. Both ASU 2009-13 and ASU 2009-14 are effective for fiscal years beginning on or after June 15, 2010 and we intend to adopt these ASUs at the beginning of our fiscal year 2011. We are currently evaluating the how the adoption of these ASUs will impact our operating results, financial position and cash flows.

        In July 2010, the FASB issued "Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" as ASU 2010-20, amending ASC 310, "Receivables." ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. For public entities, the new disclosures for the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010, with new disclosures about period activity effective for interim and annual reporting periods beginning on or after December 15, 2010. The period end disclosures are effective for us for December 31, 2010, with the period-activity disclosures are effective beginning with the first quarter of 2011. As ASU 2010-20 is a disclosure standard, we do not anticipate the adoption of this standard to have any impact on our operating results, financial position or cash flows.

Note 2. Acquisition

        On September 29, 2010, we completed the acquisition of all of the outstanding capital stock of Pandora Data Systems, Inc. ("Pandora"), a provider of analytical software for medication diversion detection and regulatory compliance, for $6.0 million in cash. Pandora solutions are installed in over 700 acute care hospitals in the United States and interface with all major medication management systems in the market.

        In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the purchase price over the fair values of the net tangible and intangible assets acquired, which is tax-

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

deductible over a fifteen-year period. The following table summarizes the Fair Value acquisition accounting for Pandora on the September 29, 2010 purchase date (amounts in thousands of dollars):

Fair Values Acquired
Cash	$297
Accounts receivable	416
Indemnification asset (see Note 18)	1,000
Intangibles	2,420
Goodwill	3,561
Deferred tax asset	108

Total assets	7,802
Accrued compensation/other	292
Deferred service revenue	510
Litigation contingency (see Note 18)	1,000

Total liabilities	1,802
Net assets acquired	$6,000

Cash consideration	$6,000

        The $0.4 million fair value of accounts receivable consists of gross contractual commitments from customers less the amount not expected to be collected. The $0.5 million of deferred service revenue represents the fair value, using estimated discounted cash flows, of acquired remaining performance obligations under service contracts.

        Additionally, an acquired legal contingency related to a contractual dispute between Pandora and a third party resulted in a liability accrual of $1.0 million, measured under ASC 450 Contingencies guidance. An indemnification asset of $1.0 million was also recorded, since the former shareholders of Pandora had agreed to indemnify Omnicell against losses related to the litigation and a portion of the purchase price was placed in escrow to secure the indemnification obligations of the former Pandora shareholders. As discussed in Note 18, this lawsuit was settled February 17, 2011 for $1.2 million, to be paid entirely from the selling shareholders' escrow account. As this is considered a new development since there was no evidence of conditions existing at the September 29, 2010 acquisition date, the disclosure of these amounts in the original purchase price allocation has not been adjusted. However, our balance sheet as of December 31, 2010 reflects the updated $1.2 million values for the acquired legal contingency and the indemnification asset, as required for recognized subsequent events. There was no impact on net income.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

        The fair values and useful lives for the identified intangible assets in the table below were determined by management, with assistance of valuation specialists. No residual values were assumed for the acquired intangible assets.

	Thousands of Dollars	Useful Life (years)
Trade name	$90	3
Customer relationships	1,290	16
Non-compete agreements	60	3
Acquired technology	980	7

Finite-lived intangibles acquired	$2,420

Weighted avg. life of intangibles		11.5

        Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora for the years ended December 31, 2010 and 2009 have been omitted since the results of operations of Pandora were not material.

Note 3. Net Income Per Share

        Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Potential common stock which is anti-dilutive is excluded. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 were 2,005,642 shares, 4,061,857 shares and 1,713,276 shares, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net Income Per Share (Continued)

        The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Basic:
Net income	$4,892	$444	$12,724
Weighted average shares outstanding—basic	32,651	31,691	32,076

Net income per share—basic	$0.15	$0.01	$0.40

Diluted:
Net income	$4,892	$444	$12,724
Weighted average shares outstanding—basic	32,651	31,691	32,076
Dilutive effect of employee stock plans	862	372	1,032

Weighted average shares outstanding—diluted	33,513	32,063	33,108

Net income per share—diluted	$0.15	$0.01	$0.38

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

        Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of carrying cost, gross unrealized gains and losses, and fair value as of December 31, 2010 and 2009, respectively (in thousands):

	December 31, 2010
	Carrying Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification
Cash	$25,593	—	—	$25,593	$25,593	—	N/A
Money market funds	150,042	—	—	150,042	150,042	—	Available for sale
Non-U.S. government securities	8,074	$12	—	8,086	—	$8,074	Held-to-maturity

Total cash, cash equivalents and short-term investments	$183,709	$12	—	$183,721	$175,635	$8,074

	December 31, 2009
	Carrying Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification
Cash	$15,530	—	—	$15,530	$15,530	—	N/A
Money market funds	153,700	—	—	153,700	153,700	—	Available for sale

Total cash, cash equivalents and short-term investments	$169,230	—	—	$169,230	$169,230	—

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments (Continued)

        The money market fund is a daily-traded cash equivalent with price of $1.00, making it a Level 1 asset class; its carrying cost closely approximates fair value. As the demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered available-for-sale.

        The short term investments purchased in November 2010 are comprised of California revenue anticipation notes, which mature in June 2011. They are recorded at their carrying cost as held-to-maturity as we have both the ability and intent to keep these investments until they mature. The notes are a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from same-day, same-security trades.

        The following table displays the financial assets measured at fair value, on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2010
Money market funds	$150,042	—	—	$150,042

Total	$150,042	—	—	$150,042

At December 31, 2009
Money market funds	$153,700	—	—	$153,700

Total	$153,700	—	—	$153,700

        Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short maturities implied.

        The following table displays the financial assets measured at carrying cost, but for which disclosure of fair value is required on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2010
Non-U.S. Government securities	—	$8,086	—	$8,086

Total	—	$8,086	—	$8,086

At December 31, 2009
Non-U.S. Government securities	—	—	—	—

Total	—	—	—	—

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$4,252	$3,589
Work in process	153	171
Finished goods	5,380	6,742

Total	$9,785	$10,502

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Equipment and vehicles	$20,045	$17,942
Furniture and fixtures	1,681	1,236
Leasehold improvements	3,182	3,248
Purchased software	18,095	15,042
Capital in process	1,689	2,746

	44,692	40,214
Accumulated depreciation and amortization	(30,341)	(27,005)

Property and equipment, net	$14,351	$13,209

        Depreciation and amortization of property and equipment was approximately $5.6 million, $6.6 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7. Net Investment in Sales-Type Leases

        Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2010	2009
Net minimum lease payments to be received	$16,284	$17,164
Less unearned interest income portion	1,843	2,001

Net investment in sales-type leases	14,441	15,163
Less current portion(1)	5,217	5,059

Non-current net investment in sales-type leases(2)	$9,224	$10,104

(1)
A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million at December 31, 2010 and $0 at December 31, 2009.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Net Investment in Sales-Type Leases (Continued)

(2)
Net of allowance for doubtful accounts of $0.3 million and $0.6 million as of December 31, 2010 and December 31, 2009, respectively.

        The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2011	$6,425
2012	4,704
2013	2,781
2014	1,660
2015	690
Thereafter	24

Total	$16,284

        The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of December 31, 2010 (in thousands):

	Allowance for credit losses	Recorded investment in sales- type leases-Gross	Recorded investment in sales- type leases-Net
Accounts individually evaluated for impairment	$283	$283	$—
Accounts collectively evaluated for impairment	128	14,569	14,441

Ending balances: December 31, 2010	$411	$14,852	$14,441

Note 8. Goodwill and Other Intangible Assets

        Under ASC 350, "Intangibles—Goodwill and Other," goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. In 2010, the increase in goodwill of $3.6 million was due to the acquisition of Pandora Data Systems. In 2008, the increase in goodwill of $1.9 million was due to finalizing the working capital valuation, the discovery of pre-existing liabilities and revised estimates of liabilities assumed relating to the acquisition of Rioux Vision. No goodwill impairment was recognized in 2010, 2009 or 2008.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill and Other Intangible Assets (Continued)

        Goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,142	$3,088	$3,184	$999	$2,185	5 - 16 years
Acquired technology	5,660	4,715	945	9,364	7,888	1,476	3 - 7 years
Patents	654	152	502	455	110	345	20 years
Non-compete agreements	780	725	55	720	493	227	3 years
Trade name	90	8	82	—	—	—	3 year

Total finite-lived intangibles	11,414	6,742	4,672	13,723	9,490	4,233

Goodwill	28,543	—	28,543	24,982	—	24,982	Indefinite

Net other intangible assets & goodwill	$39,957	$6,742	$33,215	$38,705	$9,490	$29,215

        During 2010, 2009 and 2008, we capitalized third-party costs associated with internally developed patent costs of $0.2 million, $0.1 million and $0.2 million, respectively. Additionally, in 2008, we recorded an impairment charge of approximately $0.2 million to write-off capitalized patents costs due to certain technologies either being abandoned or product lines being discontinued. The impairment charge is recorded as a selling, general and administrative expense in our Consolidated Statements of Operations.

        Amortization expense of other intangible assets totaled $2.2 million, $2.4 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expenses are recorded in cost of product revenues and also in selling, general and administrative expenses, based on the nature of the underlying intangible asset. Estimated future amortization expense of the finite-lived intangible assets at December 31, 2010 is as follows (in thousands):

2011	$653
2012	653
2013	641
2014	601
2015	579
Thereafter	1,545

Total	$4,672

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill and Other Intangible Assets (Continued)

        The following goodwill roll-forward table consists of a single segment / single reporting unit (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Beginning balance, January 1, 2010 and 2009	$24,982	$—	$24,982
Goodwill acquired during year	3,561	—	3,561
Impairment losses	—	—	—

Ending balance, December 31, 2010	$28,543	$—	$28,543

Note 9. Other Assets

        Other assets consist of the following (in thousands):

	December 31,
	2010	2009
Long-term deposits	$383	$473
Capitalized software development costs, net of accumulated amortization of $3,441 and $2,569 in 2010 and 2009, respectively	5,462	4,127
Non-current deferred service billings receivable	2,162	4,347
Other assets	358	375

Total	$8,365	$9,322

Note 10. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued GPO (Group Purchasing Organization) fees	$2,272	$2,932
Advance payments from customers	1,978	662
Rebates and lease buyouts	1,923	1,140
Pre-acquisition contingency	1,200	5,269
Other	1,311	1,994

Total	$8,684	$11,997

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December 31,
	2010	2009
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$18,739	$20,876
Cost of sales, excluding installation costs	(7,020)	(7,187)

Deferred gross profit	$11,719	$13,689

Note 12. Commitments

        The minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2011	$3,875
2012	1,667
2013	500
2014	350
2015	178

Total	6,570

        Commitments under operating leases relate primarily to leasehold property and office equipment. For 2011, we have $0.5 million of non-cancellable sublease income. In April 2010, we entered into a lease agreement to replace certain expiring leases with approximately 25,000 square feet of office space in Nashville, Tennessee. The new lease is for a term of 60 months, and commenced July 2010, with two five-year renewal options. The base rental commitment for the initial five-year term totals $1.7 million. Rent expense totaled $3.6 million, $3.5 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $4.9 million as of December 31, 2010.

Note 13. Contingencies

Legal Proceedings

        Flo Healthcare Solutions, LLC.    On December 11, 2007, we acquired Rioux Vision, Inc., which had an existing lawsuit in progress at the time of that acquisition. Omnicell was defending that lawsuit, as Rioux Vision is a wholly-owned subsidiary of Omnicell. On October 26, 2006, Rioux Vision was served with a complaint in a lawsuit entitled Flo Healthcare Solutions, LLC v. Rioux Vision, Inc., Case Number 1:06-cv-02600, in the United States District Court for the Northern District of Georgia, alleging claims of patent infringement regarding certain features of the mobile carts sold by Rioux Vision. On December 11, 2008, we were served with a complaint in a lawsuit entitled Flo Healthcare

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Contingencies (Continued)

Solutions, LLC v. Omnicell, Inc., Case Number 1:06-cv-02600, in the same Court alleging similar claims of patent infringement regarding Omnicell's sale of the mobile carts acquired in the Rioux acquisition. In accordance with Accounting Standards Codification, or ASC, 805, "Business Combinations," we recorded a pre-acquisition contingency based on our assessment of its fair value in our preliminary purchase price allocation. The fair value for this pre-acquisition contingency represents the amount we and Rioux agreed to adjust the purchase price as a result of our acceptance of any and all costs and risks relating to this contingency. The pre-acquisition contingency was recorded as an accrued liability as of the acquisition date.

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

        On September 30, 2010, Omnicell settled all pending litigation in the Northern District of Georgia with Flo Healthcare LLC, which is now part of the entity InterMetro Industries Corporation. Additionally, Omnicell paid InterMetro $2.7 million, and entered into a patent cross-license agreement with InterMetro, wherein Omnicell received an ongoing license to the patent at issue in the suits, and InterMetro received licenses to two Omnicell patents. The parties jointly filed a motion of dismissal for each of the cases with the Georgia court on October 25, 2010, and the court dismissed both cases, with prejudice, on January 26, 2011. In connection with this settlement, $2.4 million of previously accrued liabilities were released and this gain was recorded as a reduction to selling, general and administrative expense in the three months ended September, 30, 2010.

        Medacist Solutions Group, LLC.    On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist's U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist's trade secrets and confidential information in violation of the NDA. Medacist is seeking unspecified monetary damages and an injunction against the Company's infringement of the specified patent and/or misuse of any of Medacist's trade secrets pursuant to the NDA or in violation of California code. Omnicell has responded to the complaint, denies the claims, and intends to defend the matter vigorously. In June 2010, the Court issued its Civil Case Management Plan and Scheduling Order indicating that discovery in the case will be conducted through March 11, 2011.

        On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Contingencies (Continued)

Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the "California Action"). Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the "Settlement Agreement") pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist's U.S. Patent Number 6,842,736. The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license. On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut. On February 10, 2011, the Court granted Medacist's motion and dismissed the California Action without prejudice. On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the "California Appeal"). The California Appeal is now pending. Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the "Connecticut Litigation"), which had been dismissed and administratively closed since October 29, 2008. Medacist seeks, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora's alleged breaches. On December 3, 2010, the Company and Pandora filed a response to this motion. At this time, the Connecticut Litigation remains closed, and no hearings have been scheduled on Medacist's motion. While it is reasonably possible the Company could, at some point in the future, incur a loss in connection with this matter, management at this time cannot determine the range of any such potential loss.

        As required under ASC 450, "Contingencies," we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, we believe that the outcomes in these matters are not probable or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

Guarantees

        As permitted under Delaware law and our certificate of incorporation and bylaws, we have agreed to indemnify our directors and officers against certain losses that they may suffer by reason of the fact that such persons are, were or become our directors or officers. The term of the indemnification period is for the director's or officer's lifetime and there is no limit on the potential amount of future payments that we could be required to make under these indemnification agreements. We have purchased directors' and officers' liability insurance policy that may enable us to recover a portion of any future payments that we may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Contingencies (Continued)

be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

        Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision of our support services. In the ordinary course of our business, we have in the past and may in the future agree to indemnify another party, generally our business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, our gross negligence or intentional acts in the performance of support services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments that we may be required to make under these indemnification obligations to the amounts paid to us by a customer, but in some cases the obligation may not be so limited. In addition, we have in the past and may in the future warrant to our customers that our products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that our software media is free from material defects. From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no liabilities have been recorded for such indemnification obligations as of December 31, 2010 or 2009.

Note 14. Income Taxes

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$9,551	$844	$20,205
Foreign	406	348	517

Total income before provision for income taxes	$9,957	$1,192	$20,722

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$196	$504	$4,437
State	207	360	1,394
Foreign	369	27	54

Total current	771	891	5,885

Deferred:
Federal	3,757	20	2,510
State	473	(163)	(351)
Foreign	64	—	(46)

Total deferred	4,294	(143)	2,113

Total provision for income taxes	$5,065	$748	$7,998

        The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. federal tax provision at statutory rate	$3,485	$417	$7,253
State taxes	543	198	678
Non-deductible expenses	350	97	356
Share-based compensation expense	244	281	1,276
Research tax credits	(137)	10	(1,223)
Repatriation of foreign earnings	560	—	—
Other	20	(255)	(342)

Total	$5,065	$748	$7,998

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Tax credit carry forwards	$3,135	$2,845
Inventory related items	2,998	3,085
Reserves and accruals	(963)	92
Deferred revenue	11,010	11,912
Depreciation and amortization	(1,863)	251
Stock compensation	8,177	6,567
Other, net	124	161

Total deferred tax assets (liabilities)	22,618	24,913
Valuation allowance	—	—

Net deferred tax assets (liabilities)	$22,618	$24,913

        Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. In 2010, our deferred tax assets, before valuation allowance, decreased by approximately $2.3 million.

        Management believes that deferred tax assets are more likely than not to be realized in accordance with ASC 740-10-30. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

        Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The tax effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2010 are approximately $7.7 million, which will result in increases to additional paid in capital if and when realized as a reduction in income taxes otherwise paid.

        As of December 31, 2010, the federal and state net operating loss carry forwards available for income tax purposes are approximately $6.6 million and $7.5 million, respectively. These net operating losses begin to expire in the years 2025 and 2017 for federal and state, respectively. For income tax purposes, we have federal and California research tax credits of approximately $6.3 million and $5.1 million, respectively. Federal research tax credits carry forwards will expire in years 2017 through 2030. California credits are available indefinitely to reduce cash taxes otherwise payable. The benefits of all net operating loss and tax credit carryovers, if realized will be recognized as additional paid in capital.

        We file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdiction as the United States, California and India. Our tax years beginning in 2007 and 2006 remain effectively open to audit by the Internal Revenue Service and various states and local tax authorities, respectively. However, since we have tax attribute carryforwards from these years that could

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

be subject to adjustment, if and when utilized, federal and California remain open through 1995 and 1992, respectively. The India statute of limitations remains open for years 2006 through 2010.

        Effective January 1, 2007, we adopted FIN 48, codified as ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that we have taken or expect to take on a tax return.

        The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the two years ended December 31, 2010 is as follows (in thousands):

Balance as of December 31, 2007	$35

Increases related to tax positions taken during a prior period	3,051
Increases related to tax positions taken during the current period	573

Balance as of December 31, 2008	3,659

Increases related to tax positions taken during a prior period	448
Increases related to tax positions taken during the current period	346
Decreases related to expiration of statute of limitations	(158)

Balance as of December 31, 2009	4,295

Increases related to tax positions taken during a prior period	795
Decreases related to tax positions taken during the prior period	(80)
Increases related to tax positions taken during the current period	421

Balance as of December 31, 2010	$5,431

        During 2010, we recorded total gross unrecognized tax expense of approximately $0.1 million. As of December 31, 2010, the total amount of gross unrecognized tax benefits, if realized, would affect our tax expense by approximately $4.3 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2010 and 2009 were immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Note 15. Stockholders' Equity

Treasury Stock

        During 2008, our board of directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. For the year ended December 31, 2008, shares with an aggregate value of $65.0 million, excluding broker commissions of $0.1 million, were repurchased. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. Through December 31, 2010, a total of 4,066,296 shares at an average cost of $16.00 per share were repurchased through a combination of open market purchases and pursuant to a 10b5-1 trading plan. No shares have been repurchased during the years ended December 31, 2010 and 2009. As of December 31, 2010, we had $25.0 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs. Additionally, for the years

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stockholders' Equity (Continued)

ended December 31, 2010, 2009 and 2008, we withheld 25,817 shares, 16,855 shares and 10,396 shares, respectively from employees to satisfy tax withholding obligations on the vesting of restricted stock.

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

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan

Description of Share-Based Plans

        Equity Incentive Plan.    On May 19, 2009, at the Company's 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, our stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan, or the 2009 Plan, which authorized 2,100,000 shares to be issued. The 2009 Plan succeeded the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan, together the Prior Plans. No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. For purposes of determining future common shares available for grant, for each share granted as a full-value award, including restricted stock and restricted stock units, or RSUs, performance stock awards, the shares available for grant were reduced by 1.4 shares. Equity awards granted as stock options and stock appreciation rights reduce the shares available for grant by one share.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

        On December 16, 2010, at a Special Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,600,000 shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At December 31, 2010, 3,457,443 shares of common stock were reserved for future issuance under the 2009 Plan.

        Options granted under the 2009 Plan generally become exercisable over periods of up to four years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2009 Plan generally expire ten years from the date of grant. We also grant both restricted stock and restricted stock units to participants under the 2009 Plan. The board of directors determines the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. Grants of restricted stock to non-employee directors are granted on the date of our annual meeting of stockholders and vest in full on the date of our next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. We consider the dilutive impact of options, restricted stock and restricted stock units in our diluted net income per share calculation.

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

        1997 Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan, or ESPP, under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of December 31, 2010, 2,959,030 shares had been issued under the ESPP. At our 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of December 31, 2010, there were a total of 2,372,525 shares

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

reserved for future issuance under the ESPP. During the year ended December 31, 2010, 451,014 shares of common stock were purchased under the ESPP.

401(k) Plan

        We have established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, the company began matching 401(k) contributions, up to 3% maximum of employee contributions or $1000, whichever is lower. The total company 401(k) contributions for the years ended December 31, 2010 and 2009 were $0.5 million and $0.5 million, respectively.

Share-Based Compensation-Measurement and Disclosure

        We adopted ASC 718, "Stock Compensation" using the modified prospective transition method beginning January 1, 2006. For awards granted prior to but not yet vested as of January 1, 2006, share-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123 and adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under ASC 718 using straight-line amortization method. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2010, 2009 and 2008 has been reduced for estimated forfeitures.

        Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Cost of revenues	$1,350	$1,478	$1,610
Research and development	755	1,184	1,204
Selling, general and administrative	6,910	7,063	8,351

Total share-based compensation expense	$9,015	$9,725	$11,165

        We did not capitalize any share-based compensation into inventory during 2010, 2009 and 2008 as it was not material. Income tax (charges) benefits realized from share-based compensation and resulting increases (decreases) to additional paid in capital during 2010, 2009 and 2008 were $2.0 million, $(5.5) million and $12.2 million, respectively.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
Stock Option Plans	2010	2009	2008
Risk-free interest rate(1)	2.3%	2.3%	2.9%
Dividend yield	0%	0%	0%
Volatility(2)	50.3%	60.2%	53.6%
Expected life(3)	5.2 yrs	5.0 yrs	4.7 yrs

	Year Ended December 31,
Employee Stock Purchase Plan	2010	2009	2008
Risk-free interest rate(1)	0.4%	0.7%	2.1%
Dividend yield	0%	0%	0%
Volatility(2)	48.5%	67.6%	55.1%
Expected life(3)	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

Share-Based Payment Award Activity

        A summary of option activity under the 2009 Plan for the years ended December 31, 2010, 2009 and 2008 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2007	4,633	$12.87
Granted	751	$16.05
Exercised	(478)	$9.55
Expired	(31)	$16.60
Forfeited	(164)	$19.99

Outstanding at December 31, 2008	4,711	$13.45
Granted	788	$8.72
Exercised	(126)	$8.81
Expired	(183)	$17.23
Forfeited	(442)	$13.81

Outstanding at December 31, 2009	4,748	$12.61
Granted	666	$12.99
Exercised	(431)	$8.46
Expired	(164)	$16.50
Forfeited	(79)	$14.80

Outstanding at December 31, 2010	4,740	$12.86
Vested and expected to vest at December 31, 2010	4,740	$12.86
Exercisable at December 31, 2010	3,501	$12.93

        Outstanding options at December 31, 2010 had a weighted-average remaining contractual life of 6.1 years and an aggregate intrinsic value of $15.5 million. Vested and expected to vest options had a weighted-average remaining contractual life of 6.1 years and an aggregate intrinsic value of $15.5 million. Exercisable options at December 31, 2010 had a weighted-average remaining contractual life of 5.1 years and an aggregate intrinsic value of $12.3 million.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

        The ranges of outstanding and exercisable options for equity share-based payment awards as of December 31, 2010 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)	(Years)		(in thousands)
$2.70 - $7.40	565	$5.22	565	$5.22
$7.89 - $9.25	570	$8.24	328	$8.46
$9.34 - $10.58	732	$10.28	657	$10.32
$10.60 - $11.58	594	$10.99	523	$11.04
$11.63 - $12.48	498	$12.25	171	$12.02
$12.53 - $13.92	474	$13.31	194	$13.14
$13.97 - $20.00	487	$16.66	318	$17.25
$20.23 - $21.07	477	$20.92	450	$20.93
$22.63 - $26.99	253	$24.26	222	$24.10
$29.16 - $29.16	90	$29.16	73	$29.16

$2.70 - $29.16	4,740	$12.86	3,501	$12.93

        As of December 31, 2010, $8.1 million of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.7 years. The weighted average fair value of options granted was $6.13, $4.57 and $7.69 during 2010, 2009 and 2008, respectively. The intrinsic value of options exercised during 2010, 2009 and 2008 was $2.1 million and $0.3 million and $4.5 million, respectively. The total fair value of shares vested during 2010, 2009 and 2008 was $4.9 million, $5.6 million and $7.6 million, respectively.

Restricted Stock and Restricted Stock Units

        A summary of activity of restricted stock granted under the 2009 Plan as of December 31, 2010 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2007	14	22.63
Granted	41	11.91
Vested	(14)	22.63

Nonvested at December 31, 2008	41	11.91
Granted	52	9.25
Vested	(41)	11.91

Nonvested at December 31, 2009	52	9.25
Granted	79	12.91
Vested	(54)	9.40

Nonvested at December 31, 2010	77	12.91

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-based Compensation and 401(k) Plan (Continued)

        The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2010, 2009 and 2008 was $0.7 million, $0.5 million and $0.2 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.4 million and is expected to be recognized over a weighted average period of 0.4 years.

        A summary of activity of restricted stock units, or RSUs, granted under the 2009 Plan as of December 31, 2010 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2007	180	24.35
Granted	159	17.24
Vested	(66)	21.94
Forfeited	(37)	25.11

Nonvested at December 31, 2008	236	20.11
Granted	150	9.09
Vested	(91)	18.72
Forfeited	(31)	20.36

Nonvested at December 31, 2009	264	14.32
Granted	195	12.83
Vested	(140)	15.10
Forfeited	(11)	15.34

Nonvested at December 31, 2010	308	12.98

        The fair value of RSUs is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2010, 2009 and 2008 was $1.9 million, $1.6 million and $1.5 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2010 is $4.4 million over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

        As of December 31, 2010, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.5 million and is expected to be recognized over a weighted average period of 0.6 years.

Note 17. Facilities Closures & Restructuring

        During the third quarter of 2010, we implemented a restructuring plan to close our offices in Bangalore, India and in The Woodlands, Texas, and consolidate the activities of these two locations with our Mountain View, California and Nashville, Tennessee operations in an effort to increase the efficiency of operations and promote collaboration among our engineering teams. We substantially completed this consolidation by September 30, 2010.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Facilities Closures & Restructuring (Continued)

        The roll-forward of restructuring liabilities for the year ending December 31, 2010 appears below:

	Severance / relocation	Facility closure / move	Impairment (noncash)	Total
Beginning balance, December 31, 2009	$—	$—	$—	$—
Accruals	790	183	223	1,196
Non-cash charges			(223)	(223)
Payments	(698)	(97)	—	(795)

Ending balance, December 31, 2010	$92	$86	$—	$178

        The third quarter 2010 restructuring charges consisted of $0.3 million in severance for departing employees and $0.5 million relocation benefits for transferring employees, $0.2 million of exit and disposal costs related to the closed facilities, and $0.2 million for impairment of leasehold improvements and certain service tax reimbursement claims. Most of the $1.0 million of cash accruals were paid by December 31, 2010, the largest exception being cease-use liabilities for the Texas office extending through the third quarter of 2011.

Note 18. Subsequent Events

        On February 17, 2011, parties to the Pandora contractual dispute reached a settlement of $1.2 million, to be paid from the selling shareholders' escrow account, recording the settlement in court and filing for dismissing the lawsuit. As required for a recognized subsequent event, we adjusted our original acquisition accounting of a $1.0 million acquired legal contingency and a $1.0 million indemnification asset to $1.2 million each at December 31, 2010, with no impact to net income. This settlement is considered a new development, not evidence of conditions existing at the September 29, 2010 acquisition date. Accordingly, the acquired assets and liabilities disclosures (see Note 2) have not been adjusted.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowances Deducted from Assets:	Balance at beginning of year	Additions charged to costs and expenses(2)	Charged (credited) to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the Year Ended December 31, 2008
Accounts receivable(1)	$1,367	$495			$(513)	(4)	$1,349
Investment in sales-type leases(1)	362		(27)	(3)			335

Total allowances deducted from assets	$1,729	$495	$(27)		$(513)		$1,684

For the Year Ended December 31, 2009
Accounts receivable(1)	$1,349	$191	$(251)	(3)	$(421)	(4)	$868
Investment in sales-type leases(1)	335	673	(438)	(5)			570

Total allowances deducted from assets	$1,684	$864	$(689)		$(421)		$1,438

For the Year Ended December 31, 2010
Accounts receivable(1)	$868	$297	$(484)	(3)	$(184)	(4)	$497
Investment in sales-type leases(1)	570	3	(40)	(5)	(122)	(4)	411

Total allowances deducted from assets	$1,438	$300	$(524)		$(306)		$908

(1)
Allowance for doubtful accounts.

(2)
Represents amounts charged to bad debt expense.

(3)
Represents amounts credited to bad debt expense.

(4)
Represents amounts written-off, net of recoveries.

(5)
Represents amounts credited to bad debt expense and lease receivable adjustment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2011	OMNICELL, INC.
	By:	/s/ ROBIN G. SEIM Robin G. Seim Chief Financial Officer and Vice President Finance, Administration and Manufacturing

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

Signature	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 11, 2011
/s/ ROBIN G. SEIM Robin G. Seim	Chief Financial Officer and Vice President Finance, Administration and Manufacturing (Principal Accounting and Financial Officer)	March 11, 2011
/s/ MARY E. FOLEY Mary E. Foley	Director	March 11, 2011
/s/ JAMES T. JUDSON James T. Judson	Director	March 11, 2011

S-1

Signature	Title	Date

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 11, 2011
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	March 11, 2011
/s/ GARY S. PETERSMEYER Gary S. Petersmeyer	Director	March 11, 2011
/s/ DONALD C. WEGMILLER Donald C. Wegmiller	Director	March 11, 2011
/s/ SARA J. WHITE Sara J. White	Director	March 11, 2011
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 11, 2011

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001.
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 9, 2010.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on March 28, 2003 (File No. 000-33043).
3.4	Bylaws of Omnicell, Inc., as amended. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 9, 2007.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001.
4.2
Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2003 (File No. 000-33043).
10.1
Lease, effective July 1, 1999, between Omnicell and Amli Commercial Properties Limited Partnership. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001.
10.2	Second Amendment to Lease, dated as of June 30, 2006, by and between The Prudential Insurance Company of America and Omnicell Technologies, Inc.
10.3
Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001.
10.4	Form of Director and Officer Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, filed on March 14, 2001.
*10.5	1997 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2009.
*10.6	1999 Equity Incentive Plan, as amended.. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 23, 2007.
*10.7
Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 1999 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11A to our Annual Report on Form 10-K filed on March 17, 2008.
*10.8
Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 1999 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed on March 17, 2008.
10.9
Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc. Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on August 7, 2003 (File No. 000-33043).
10.10	Lease, dated April 14, 2010, by and between Point Place II, LLC and Omnicell, Inc.
*10.11	2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on March 23, 2007.

Exhibit No.	Description
*10.12	2004 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed on March 23, 2007.
*10.13
Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 8, 2004 (File No. 000-33043).
*10.14	Addendum to Offer Letter between Omnicell and Dan S. Johnston dated December 30, 2010.
*10.15	2009 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2010.
10.16	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended.
*10.17	Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended.
*10.18	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 2009 Equity Incentive Plan, as amended.
*10.19	2010 Omnicell Quarterly Executive Bonus Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 17, 2010.
*10.20
Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 24, 2006 (File No. 000-33043).
*10.21	Addendum to Offer Letter between Omnicell and Robin G. Seim dated December 30, 2010.
*10.22	Addendum to Change in Control Severance Letter between Omnicell and Robin G. Seim dated December 30, 2010.
*10.23	Form of Change of Control Agreement. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 16, 2006.
*10.24	Addendum to Form of Change of Control Agreement dated December 30, 2010.
*10.25	Amended and Restated Severance Benefit Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2007.
10.26	Real Property Lease, effective June 29, 2007, between Omnicell and Britannia Hacienda VIII LLC. Incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on August 9, 2007.
*10.27	Employment Agreement dated October 17, 2008, between Omnicell and Nhat H. Ngo. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on February 24, 2009.
*10.28	Addendum to Change in Control Severance Letter between Omnicell and Nhat H. Ngo dated December 30, 2010.
*10.29	Employment Agreement dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on February 24, 2009.
*10.30	Addendum to Change in Control Severance Letter between Omnicell and Marga Ortigas-Wedekind dated December 30, 2010.

Exhibit No.	Description
*10.31	2009 Executive Officer Annual Base Salaries (effective through April 1, 2010). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2009.
*10.32	2010 Executive Officer Annual Base Salaries (effective April 1, 2010). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2010.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney. Reference is made to the signature page to this report.
31.1	Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
31.2	Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e).
32.1**	Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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