Form 10-Q
period 2011-03-31
OMNICELL, Inc
filed 2011-05-10
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 2, 2011 was 33,119,177.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$173,669	$175,635
Short-term investments	8,109	8,074
Accounts receivable, net of allowances of $456 and $497 at March 31, 2011 and December 31, 2010, respectively	39,795	42,732
Inventories	15,399	9,785
Prepaid expenses	11,776	11,959
Deferred tax assets	13,052	13,052
Other current assets	6,337	7,266
Total current assets	268,137	268,503

Property and equipment, net	15,344	14,351
Non-current net investment in sales-type leases	9,251	9,224
Goodwill	28,543	28,543
Other intangible assets	4,533	4,672
Non-current deferred tax assets	10,103	9,566
Other assets	9,501	8,365
Total assets	$345,412	$343,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,870	$13,242
Accrued compensation	6,382	7,731
Accrued liabilities	8,734	8,684
Deferred service revenue	18,524	16,788
Deferred gross profit	11,009	11,719
Total current liabilities	58,519	58,164

Long-term deferred service revenue	18,897	19,171
Other long-term liabilities	650	675
Total liabilities	78,066	78,010

Stockholders’ equity:
Total stockholders’ equity	267,346	265,214

Total liabilities and stockholders’ equity	$345,412	$343,224

(1)  Information derived from our December 31, 2010 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product	$42,575	$42,295
Services and other revenues	14,585	11,865
Total revenue	57,160	54,160

Cost of revenues:
Cost of product revenues	17,836	19,265
Cost of services and other revenues	7,674	7,309
Total cost of revenues	25,510	26,574

Gross profit	31,650	27,586
Operating expenses:
Research and development	4,840	4,565
Selling, general and administrative	25,781	21,512
Total operating expenses	30,621	26,077
Income from operations	1,029	1,509
Other income, net	54	74
Income before provision for income taxes	1,083	1,583
Provision for income taxes	413	604
Net income	$670	$979

Net income per share:
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average shares outstanding:
Basic	33,184	32,207
Diluted	34,098	33,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$670	$979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,852	2,123
Provision for receivable allowance	(62)	(50)
Share-based compensation expense	2,392	2,156
Income tax benefits from employee stock plans	801	964
Excess tax benefits from employee stock plans	(921)	(1,115)
Provision for excess and obsolete inventories	345	385
Deferred income taxes	(537)	(339)
Changes in operating assets and liabilities:
Accounts receivable, net	2,968	808
Inventories	(5,959)	(30)
Prepaid expenses	183	351
Other current assets	(512)	143
Net investment in sales-type leases	210	534
Other assets	284	77
Accounts payable	628	290
Accrued compensation	(1,349)	(1,811)
Accrued liabilities	1,250	(330)
Deferred service revenue	1,607	1,438
Deferred gross profit	(710)	2,156
Other long-term liabilities	(25)	87
Net cash provided by operating activities	3,115	8,816

Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(24)	(107)
Software development for external use	(1,823)	(883)
Purchases of property and equipment	(2,424)	(1,766)
Net cash used in investing activities	(4,271)	(2,756)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	2,998	4,206
Stock repurchases	(4,729)	—
Excess tax benefits from employee stock plans	921	1,115
Net cash (used in) provided by financing activities	(810)	5,321

Net (decrease) increase in cash and cash equivalents	(1,966)	11,381
Cash and cash equivalents at beginning of period	175,635	169,230
Cash and cash equivalents at end of period	$173,669	$180,611
Supplemental disclosure of non-cash operating activity
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$(1,200)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization & Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are medication and supply dispensing systems, with related services, which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States.

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011, or for any future period.

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

In 2010, we completed an acquisition of Pandora Data Systems, Inc. (“Pandora”). The consolidated financial statements include the results of operations from this business combination from September 29, 2010, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, “Acquisition.”

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

At March 31, 2011 and December 31, 2010, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At March 31, 2011 and December 31, 2010 we had a short term investment in California revenue anticipation notes, the valuation inputs of which are classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.

Classification of marketable securities. Marketable securities for which we have the intent and ability to hold to maturity are classified as Held-to-maturity and are carried at their amortized cost, including accrued interest. At both March 31, 2011 and

December, 31, 2010 we held $8.1 million of non-U.S. Government securities which are classified as Held-to-maturity short-term investments. We do not hold securities for purposes of trading. However, securities held as investments for the indefinite future, pending future spending requirements are classified as Available-for-sale and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At March 31, 2011 and December 31, 2010 we held $162.6 million and $150.4 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents.

Revenue recognition. We earn revenues from sales of our medication and supply dispensing systems, with related services, which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

•      Products — Software enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

•      Software — Additional software applications that enable incremental functionality of our equipment.

•      Installation — Installation of equipment as integrated systems at customers’ sites.

•      Post-installation technical support — Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

•      Professional services — Other customer services such as training and consulting.

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

•      Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss. We recognize revenue from sales of products to distributors upon delivery since we do not allow for rights of return or refund.

We recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.

We also use the residual method of allocating the arrangement consideration in certain circumstances. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011, and not subsequently materially-modified, as the use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules.

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months ended March 31, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, most of the revenue we recognized during the three months ended March 31, 2011 was not subject to the new revenue recognition guidance. In the future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

A portion of our sales are made through multi-year lease agreements. We recognize product related revenue under sales-type leases, net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the interest method.

Accounts receivable, net and net investment in sales type leases.    We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customers’ financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.

Uncollectible amounts are charged off against trade receivables and the allowance for doubtful accounts when we make a final determination there is no reasonable expectation of recovery. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually be uncollectible in the future.

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

Sales of accounts receivable.    We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended March 31, 2011 and 2010, we transferred non-recourse accounts receivable totaling $11.0 million and $17.5 million, respectively, which approximated fair value, to third party leasing companies.  At March 31, 2011 and December 31, 2010, accounts receivable included $0.3 million and $0.3 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended March 31, 2011 and March 31, 2010.  There were no customers accounting for 10% or more of accounts receivable at March 31, 2011 and at December 31, 2010.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $0.6 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

Dependence on suppliers. We have a significant supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice.  Purchases from this supplier for the three months ended March 31, 2011 were approximately $5.7 million. Purchases from this supplier for the three months ended March 31, 2010 were approximately $5.3 million.

Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

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

Total comprehensive income (loss). Total comprehensive income (loss) was the same as net income for the three months ended March 31, 2011 and 2010.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2011 and 2010, our revenues and gross profits were generated entirely from medication and supply dispensing systems.

Recently Issued Accounting Pronouncements.

In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14, which amended ASC 605, “Revenue Recognition,” and ASC 985, “Software,” respectively. Both these updates were adopted by us, prospectively, for the fiscal year beginning January 1, 2011, as described in the revenue recognition policy above.

In July 2010, the FASB issued “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as ASU 2010-20, amending ASC 310, “Receivables.” ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The period end disclosures were effective for us for December 31, 2010, and the period-activity disclosures were effective beginning with the first quarter of 2011.  As ASU 2010-20 is a disclosure standard, the adoption of this standard did not have any impact on our operating results, financial position or cash flows.

Note 2. Acquisition

On September 29, 2010, we completed the acquisition of all of the outstanding capital stock of Pandora, a provider of analytical software for medication diversion detection and regulatory compliance, for $6.0 million in cash. Pandora solutions are installed in over 700 acute care hospitals in the United States and interface with all major medication management systems in the market.

In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the purchase price over the fair values of the net tangible and intangible assets acquired, which is tax-deductible over a fifteen-year period. The following table summarizes the fair value acquisition accounting for Pandora on the September 29, 2010 purchase date (in thousands):

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

This lawsuit was settled February 17, 2011 for $1.2 million, the settlement amount of which was paid entirely from the selling shareholders’ escrow account. As this is considered a new development, rather than evidence of conditions existing at the September 29, 2010 acquisition date, the disclosure of this dispute in the original purchase price allocation was not adjusted. However, as a recognized subsequent event, on our balance sheet as of December 31, 2010 we recorded the updated $1.2 million values for the acquired legal contingency and the indemnification asset. Furthermore, during the three months ended March 31, 2011, the $1.2 million asset and $1.2 million liability were reversed after settlement from the sellers’ escrow account. There was no impact on net income for either 2010 or 2011.

The fair values and useful lives for the identified intangible assets in the table below were determined by management, with assistance of valuation specialists. No residual values were assumed for the acquired intangible assets.

	Fair Value (in thousands)	Useful Life (years)
Trade name	$90	3
Customer relationships	1,290	16
Non-compete agreements	60	3
Acquired technology	980	7
Finite-lived intangibles acquired	$2,420

Weighted average life of intangibles		11.5

Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora for the years ended December 31, 2010 and 2009 have been omitted since the results of operations of Pandora were not material.

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income  for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income (loss) per share for the three months ended March 31, 2011 and 2010 were 2,033,842 and 1,847,913, respectively.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	$670	$979
Weighted average shares outstanding — basic	33,184	32,207
Net income per share — basic	$0.02	$0.03

Diluted:
Net income	$670	$979
Weighted average shares outstanding — basic	33,184	32,207
Add: Dilutive effect of employee stock plans	914	946
Weighted average shares outstanding - diluted	34,098	33,153
Net income per share — diluted	$0.02	$0.03

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification (1)

Cash	$11,070	—	—	$11,070	$11,070	—	N/A
Money market funds	162,599	—	—	162,599	162,599	—	Available for sale
Non-U.S. government securities	8,109	$23	—	8,132	—	$8,109	Held-to-maturity
Total cash, cash equivalents and short-term investments	$181,788	$23	—	$181,811	$173,669	$8,109

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification (1)

Cash	$25,593	—	—	$25,593	$25,593	—	N/A
Money market funds	150,042	—	—	150,042	150,042	—	Available for sale
Non-U.S. government securities	8,074	$12	—	8,086	—	$8,074	Held-to-maturity
Total cash, cash equivalents and short-term investments	$183,709	$12	—	$183,721	$175,635	$8,074

(1)           For available-for-sale securities, fair value is the asset’s carrying value, equal to the amortized cost plus any unrealized gains/losses. For held-to-maturity securities, the amortized cost is the asset’s carrying value (since there are no other than temporary impairments) and the fair value gains/losses are not only unrealized, but also unrecorded.

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

The following table displays the financial assets measured at fair value, on a recurring basis, recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2011
Money market funds	$162,599	—	—	$162,599
Total	$162,599	—	—	$162,599
At December 31, 2010
Money market funds	$150,042	—	—	$150,042
Total	$150,042	—	—	$150,042

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short maturities implied.

The following table displays the financial assets measured at carrying cost, recorded in Short-term investments, for which disclosure of fair value is required on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2011
Non-U.S. Government securities	—	$8,132	—	$8,132
Total	—	$8,132	—	$8,132
At December 31, 2010
Non-U.S. Government securities	—	$8,086	—	$8,086
Total	—	$8,086	—	$8,086

Note 5. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$8,005	$4,252
Work in process	184	153
Finished goods	7,210	5,380
Total	$15,399	$9,785

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$21,125	$20,045
Furniture and fixtures	1,800	1,681
Leasehold improvements	3,659	3,182
Purchased software	18,580	18,095
Capital in process	2,050	1,689
	47,214	44,692
Accumulated depreciation and amortization	(31,871)	(30,341)
Property and equipment, net	$15,343	$14,351

Depreciation and amortization of property and equipment was approximately $1.4 million for both the three months ended March 31, 2011 and 2010.

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Net minimum lease payments to be received	$16,244	$16,284
Less unearned interest income portion	1,841	1,843
Net investment in sales-type leases	14,403	14,441
Less current portion(1)	5,152	5,217
Non-current net investment in sales-type leases(2)	$9,251	$9,224

The minimum lease payments under sales-type leases as of March 31, 2011 are as follows (in thousands):

2011 (remaining nine months)	$4,801
2012	5,029
2013	3,140
2014	2,044
2015	1,080
Thereafter	150
Total	$16,244

(1)  A component of other current assets. This amount is net of allowance for doubtful accounts of $0.2 million as of March 31, 2011 and $0.1 million as of December 31, 2010.

(2)  Net of allowance for doubtful accounts of $0.2 million as of March 31, 2011 and $0.3 million as of December 31, 2010.

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of March 31, 2010 and December 31, 2010 (in thousands):

	Allowance for credit losses	Recorded investment in sales-type leases- Gross	Recorded investment in sales-type leases - Net
Credit loss disclosure for March 31, 2011:
Accounts individually evaluated for impairment	$256	$256	$—
Accounts collectively evaluated for impairment	124	14,527	14,403
Ending balances: March 31, 2011	$380	$14,783	$14,403
Credit loss disclosure for December 31, 2010:
Accounts individually evaluated for impairment	$283	$283	$—
Accounts collectively evaluated for impairment	128	14,569	14,441
Ending balances: December 31, 2010	$411	$14,852	$14,441

The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2011
Allowance for credit losses at December 31, 2010	$411
Current period recovery	(4)
Direct write-downs charged against the allowance	—
Recoveries of amounts previously charged off	(27)
Allowance for credit losses at March 31, 2011	$380

Note 8. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,254	$2,976	$4,230	$1,142	$3,088	5-16 years
Acquired technology	5,660	4,750	910	5,660	4,715	945	3-7 years
Patents	678	156	522	654	152	502	20 years
Non-compete agreements	780	730	50	780	725	55	3 years
Trade name	90	15	75	90	8	82	3 years
Total finite-lived intangibles	11,438	6,905	4,533	11,414	6,742	4,672

Goodwill	28,543	—	28,543	28,543	—	28,543	Indefinite
Net other intangibles and goodwill	$39,981	$6,905	$33,076	$39,957	$6,742	$33,215

Amortization expense totaled $0.2 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively. Estimated annual expected amortization expense of the finite-lived intangible assets at March 31, 2011 is as follows (in thousands):

2011 (remaining nine months)	$490
2012	653
2013	641
2014	601
2015	578
Thereafter	1,570
Total	$4,533

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued Group Purchasing Organization (GPO) fees	$2,137	$2,272
Advance payments from customers	1,836	1,978
Rebates and lease buyouts	1,318	1,923
Litigation settlement	1,000	—
Pre-acquisition contingency	—	1,200
Other	2,443	1,311
Total	$8,734	$8,684

Note 10. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$18,478	$18,739
Cost of revenues, excluding installation costs	(7,469)	(7,020)
Deferred gross profit	$11,009	$11,719

Note 11. Commitments

The minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2011 (remaining nine months)	$2,959
2012	1,832
2013	545
2014	351
2015	178
Total	$5,865

Commitments under operating leases relate primarily to leasehold property and office equipment. For the remaining nine months of 2011, we have $0.3 million of non-cancellable sublease income

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $5.8 million as of March 31, 2011.

Note 12. Contingencies

Legal Proceedings

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

On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the “California Action”).  Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the “Settlement Agreement”) pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license.  On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut.  On February 10, 2011, the Court granted Medacist’s motion and dismissed the California Action without prejudice.  On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the “California Appeal”).  The California Appeal is now pending.  Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the “Connecticut Litigation”), which had been dismissed and administratively closed since October 29, 2008.  Medacist seeks, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora’s alleged breaches.  On December 3, 2010, the Company and Pandora filed a response to this motion.  At this time, the Connecticut Litigation remains closed, and no hearings have been scheduled on Medacist’s motion.

As of March 31, 2011, we reached a tentative settlement agreement with Medacist, pursuant to which we agreed to pay Medacist $1.0 million in exchange for a fully-paid, perpetual license to Medacist’s patented technology and the parties agreed to dismiss all pending lawsuits and fully release each other from all claims.  In addition, we agreed that a license transfer fee payment of  $0.5 million would be made to Medacist in the event certain change-in-control conditions are met. While the tentative agreement substantiates that the contingent loss is both probable and estimable for accrual in the first quarter of 2011, the final settlement would be effective only after all terms are negotiated and executed in formal documents, which has yet to occur. The $1.0 million contingent loss for this settlement was recorded within selling, general and administrative expenses during the three months ended March 31, 2011.

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, we believe that the outcomes in these matters are not probable or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses

Note 13. Stockholders’ Equity

Treasury Stock

During 2008, our Board of Directors authorized stock repurchase programs for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. From the inception of the program in February 2008 through March 31, 2011, we repurchased a total of 4,407,396 shares at an average cost of $15.84 per share through open market purchases.

During the three months ended March 31, 2011 we repurchased 341,100 shares through the 2008 stock repurchase program but repurchased none in the three months ended March 31, 2010.  As of March 31, 2011 we had $20.2 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.

Note 14. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At March 31, 2011, a total of 3,007,477 shares of common stock was reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”).  At March 31, 2011, $7.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.7 years.

A summary of aggregate option activity for the three months ended March 31, 2011 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	4,740	$12.86
Granted	199	$14.10
Exercised	(117)	$7.42
Forfeited	(21)	$13.05
Expired	(6)	$21.00
Outstanding at March 31, 2011	4,795	$13.04
Exercisable at March 31, 2011	3,558	$13.16

Restricted Stock, and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to non-vested restricted stock at March 31, 2011 was approximately $0.1 million and is expected to be recognized over a weighted average period of 0.2 years. Expected future compensation expense relating to RSUs outstanding on March 31, 2011 is $4.3 million over a weighted-average period of 2.7 years.

A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2011 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value Per	Number of	Fair Value Per
	Shares	Share	Shares	Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2010	77	$12.91	308	$12.98
Granted	—		56	$14.08
Vested	—		(15)	$16.37
Forfeited	—		(2)	$12.19
Non-vested, March 31, 2011	77	$12.91	347	$13.02

Performance-based Restricted Stock Units

Additionally, beginning in 2011 we are incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. For the executive officers, the 2011 grants totaled 100,000 stock options, 50,000 time-based RSUs and 100,000 PSUs. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at March 31, 2011 was approximately $0.9 million and is expected to be recognized over a weighted average period of 2.0 years.

Vesting for the performance-based restricted stock unit awards is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the “Index”) and time-based vesting.  We calculate total shareholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends.  The stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant. The following table shows the percent of performance-based restricted stock unit awards eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of Performance-Based RSUs Eligible for Time- Based Vesting
Below the 35th percentile	0%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile	110% to 119%(1)
At or above the 75th percentile	120%

(1)           The actual percentage of RSUs eligible for further time-based vesting is based on straight-line interpolation, where, for example, if the ranking is the 70th percentile, then the vesting percentage is 115%.

After the last trading day of 2011, the Compensation Committee of our Board of Directors will determine the percentile rank of the company’s total shareholder return and the number of performance-based restricted stock unit awards eligible for further time-based vesting.  The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible awards will vest immediately with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period. Vesting is contingent upon continued service. Depending on our market-based performance, the 100,000 PSUs awarded in 2011 could result in actual shares released of none, 50,000, 100,000 or linear interpolation between 110,000 and 120,000 shares, with 120,000 shares as the maximum result for market performance at or above the 75th percentile in the industry.

The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the Index as shown in the table above.

A summary of activity of the PSUs for the three months ended March 31, 2011 is presented below:

		Weighted -
		Average
		Grant Date
		Fair Value Per
Performance Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2010	—	—
Granted	100	$11.15
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2011	100	$11.15

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2011, 3,238,233 shares had been issued under the ESPP.  As of March 31, 2011, there were a total of 2,093,322 shares reserved for future issuance under the ESPP.  During the three months ended March 31, 2011, 279,203 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation.”

The impact on our results for share-based compensation for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of product and service revenues	$367	$321
Research and development expenses	327	244
Selling, general and administrative expenses	1,698	1,591
Total share-based compensation expenses	$2,392	$2,156

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued via Monte Carlo simulation, as described above.

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

•                       our ability to conduct acquisitions for strategic value, and successfully integrate each one into our operations; and

•                       our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “will,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions, and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II — Section 1A. “Risk Factors” below.  Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  You should also read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to “Omnicell, Inc.,” “Omnicell,” “our,” “us,” “we” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.

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

We sell our medication dispensing and supply automation systems, and generate the substantial majority of our revenue, in the United States.  However, we expect our revenue from our international operations to increase in future periods as we continue to grow our international business.  Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, and South America.  We have not sold in the past, and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

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

Operating Environment During the Three Months Ended March 31, 2011

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

•        We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists such as our recently announced G4 platform, the Savvy™ Mobile Medication System, SinglePointe™, Tissue Center System, and Anywhere RN™; and

•        The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

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

During the first quarter of 2011, we achieved similar performance in total revenues and net income compared to the fourth quarter of 2010. Product revenue decreased modestly, by $1.0 million, while service revenue increased slightly, by $0.9 million.  Overall gross margins improved by 0.6% to 55.4% with product gross margins improving to 58.1% on revenue of $42.6 million as compared with 57.2% on revenue of $43.5 million in the prior quarter.  The service gross margins were stable, with 47.4% on revenue of $14.6 million as compared with 47.1% margins on $13.7 million in revenue in the prior quarter.  The product gross margin increase was driven primarily by product mix and reduction in intangible amortization.

We believe that our gross margins will continue to fluctuate based on the mix of products installed and changes in service and installation headcount compared to our revenue level.

Cash decreased during the quarter by $2.0 million due to $4.5 million of stock repurchases during the three months ended March 31, 2011, which more than offset the $2.9 million of net cash provided by operating activities.

The humanitarian and environmental tragedy unfolding in Japan due to catastrophic earthquakes and tsunamis in March 2011 also has broadly-felt and long-term economic impacts. However, our overall assessment of our business risks and uncertainties has not appreciably changed.  We have no significant investment or customer base in Japan. Our principal Japan-based supplier has advised us there will be no material disruptions in our scheduled deliveries. Please refer to Item 1A risk factors for further discussion regarding catastrophic events.

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

•   Provision for allowances;

•   Valuation and impairment of goodwill, other intangible assets and other long lived assets;

•   Inventory;

•   Valuation of share-based awards; and

•   Accounting for income taxes.

During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies and estimates, except for the initial adoption of revised revenue recognition guidance for multiple element deliverables, as described below.

Revenue recognition. We earn revenues from sales of our medication and supply dispensing systems, with related services, which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

•      Products — Software enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

•      Software — Additional software applications that enable incremental functionality of our equipment.

•      Installation — Installation of equipment as integrated systems at customers’ sites.

•      Post-installation technical support — Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

•      Professional services — Other customer services such as training and consulting.

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

•      Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter providing evidence that we have delivered what the customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss. We recognize revenue from sales of products to distributors upon delivery since we do not allow for rights of return or refund.

We recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.

We also use the residual method of allocating the arrangement consideration in certain circumstances. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011, and not subsequently materially-modified, as the use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules.

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months ended March 31, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. In the future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

A portion of our sales are made through multi-year lease agreements. We recognize product related revenue under sales-type leases, net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S.

government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the interest method.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Material Weakness in Internal Control Over Financial Reporting

Based on our management evaluation of disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of March 31, 2011 were not effective at the reasonable assurance level.  Since our remediation efforts are not yet completed, we remain subject to the material weakness described below and identified by the similar evaluation conducted at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

As of December 31, 2010, our management had concluded that our internal control over financial reporting was not effective in providing reasonable assurance that a material misstatement of our interim or annual financial statements would be prevented or detected on a timely basis. That 2010 evaluation concluded that we have a material weakness related to accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles. Additionally, we did not maintain effective controls over the review and analysis of supporting work papers for such tax balances.

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

During the three months ended March 31, 2011, we took the following remediation steps:

•      We signed an engagement letter with our third party tax consultant enhancing the tax provision review process.   These enhancements have included the tax consultant’s detailed review of the income tax provision, regular discussions with our management, and consultation, as necessary with our independent registered public accounting form.

•      We commenced a search for a Senior Tax Manager.

•      We continue the implementation of certain tax software packages.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of March 31, 2011, and consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Updates 2009-13 and 2009-14 which amended ASC 605, “Revenue Recognition,” and ASC 985, “Software,” respectively. Both these updates were adopted by us, prospectively, for the fiscal year beginning January 1, 2011, as described in the revenue recognition policy above.

In July 2010, the FASB issued “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” as ASU 2010-20, amending ASC 310, “Receivables.” ASU 2010-20 requires certain disclosures about the credit quality of financing receivables and the related allowance for credit losses. In addition, disclosures are required related to the nature of credit risk inherent in the portfolio of financing receivables, how the credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The period end disclosures were effective for us for December 31, 2010, and the period-activity disclosures were effective beginning with the first quarter of 2011.  As ASU 2010-20 is a disclosure standard, the adoption of this standard did not have any impact on our operating results, financial position or cash flows.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue
	(in thousands, except for percentages)
Revenues:
Product revenues	$42,575	74.5%	$42,295	78.1%
Services and other revenues	14,585	25.5%	11,865	21.9%
Total revenues	57,160	100.0%	54,160	100.0%

Cost of revenues:
Cost of product revenues	17,836	31.2%	19,265	35.6%
Cost of services and other revenues	7,674	13.4%	7,309	13.5%
Total cost of revenues	25,510	44.6%	26,574	49.1%

Gross profit	31,650	55.4%	27,586	50.9%
Operating expenses:
Research and development	4,840	8.5%	4,565	8.4%
Selling, general and administrative	25,781	45.1%	21,512	39.7%
Total operating expenses	30,621	53.6%	26,077	48.1%
Income from operations	1,029	1.8%	1,509	2.8%
Interest and other income, net	54	0.1%	74	0.1%
Income before provision for income taxes	1,083	1.9%	1,583	2.9%
Provision for income taxes	413	0.7%	604	1.1%
Net income	$670	1.2%	$979	1.8%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months ended March 31, 2011 and 2010 and the percentage change between those quarters:

	Three Months Ended March 31,
	2011	2010	% Change
	(in thousands, except for percentages)
Product revenues	$42,575	$42,295	0.7%
Cost of product revenues	17,836	19,265	(7.4)%
Gross profit	$24,739	$23,030	7.4%

The timing of our product revenues is primarily dependent on when our customers’ schedules allow for installation. Product revenues increased modestly by $0.3 million or 0.7% in the three months ended March 31, 2011 as compared to the same period in 2010.

Cost of product revenues decreased by $1.4 million, or 7.4% in the three months ended March 31, 2011 as compared to the same period in 2010.  The decrease was primarily due to lower material costs from our cost reduction efforts and to favorable product mix.

Gross profit on product revenue increased by $1.7 million, or 7.4% in the three months ended March 31, 2011 as compared to the same period in 2010. This increase was primarily a result of the aforementioned decreases in product cost, as revenue growth provided only $0.3 million of the improved margins.

We expect total revenues to increase between 8% to 10% in 2011, but we do not foresee any significant changes in the percentage of total revenues represented by product revenue or our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months ended March 31, 2011 and 2010 and the percentage change between those quarters:

	Three Months Ended March 31,
	2011	2010	% Change
	(in thousands, except for percentages)
Service and other revenues	$14,585	$11,865	22.9%
Cost of service and other revenues	7,674	7,309	5.0%
Gross profit	$6,911	$4,556	51.7%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services.  Service and other revenues increased by $2.7 million, or 22.9% in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts. Additional factors affecting the current quarter include higher professional service revenues, growth in analytical services and support, and higher month-to-month rentals.

Cost of service and other revenues increased by $0.4 million, or 5.0% in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase was primarily due to an increase in field service costs in support of the expanded service base.

Gross profit on service and other revenues increased by $2.4 million, or 51.7% in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in gross profit on service and other revenues was due to increased revenues from an expanded installed base without a significant and proportional growth in service cost. We expect our gross profit on service and other revenues to remain consistent in 2011.

Operating Expenses

	Three Months Ended March 31,
	2011	2010	% Change
	(in thousands, except for percentages)
Research and development	$4,840	$4,565	6.0%
Selling, general and administrative	25,781	21,512	19.8%
Total operating expenses	$30,621	$26,077	17.4%

Research and Development. Research and development expenses increased by $0.3 million, or 6.0% in the three months ended March 31, 2011 as compared to the same period in 2010.  The increase was due primarily to a $0.9 million increase in compensation costs related to increased staffing, $0.4 million increased facilities offset by the $0.9 million higher amount of expenses capitalized for software development. This increased from $0.9 million for the first quarter 2010 to $1.8 million for the first quarter 2011, due to the higher level of beta testing for new product features in the current period. Research and development expenses represented 8.5% and 8.4% of total revenues in the three months ended March 31, 2011 and 2010, respectively.

We expect gross research and development expenses to increase slightly as a percentage of our revenue and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation. However, the net research and development costs expensed to operations in any period may vary based on the extent of software development eligible for capitalization.

Selling, General and Administrative. Selling, general and administrative expenses increased by $4.3 million or 19.8%  in the three months ended March 31, 2011 compared to the same period in 2010.  Selling, general and administrative expenses represented 45.1% and 39.7% of total revenues in the three months ended March 31, 2011 and 2010, respectively.  Selling, general and administrative expenses for the quarter ended March 31, 2011 as compared with the comparable period in the prior year included increased salary and benefits of $2.7 million, primarily related to expanded direct sales force hired in late 2010, and a litigation settlement accrual of $1.0 million with related legal fees of $0.5 million.

We expect selling, general and administrative expenses to stabilize in absolute dollars, excluding the one-time litigation settlement and related legal costs.

Share-based Compensation

The impact of share-based compensation on our operating results for the three months ended March 31, 2011 is discussed in Note 14, Stock Option Plans and Share-Based Compensation

Provision for Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annualized effective tax rates before discrete items were 42% and 51% for the three months ended March 31, 2011 and 2010, respectively. The 2011 annualized effective tax rate differed from the statutory rate of 35% primarily due to the impact of state income taxes, non-deductible equity charges under ASC 740-718, and the federal research credit. The 2010 annualized effective tax rate differed from the statutory rate of 35% primarily due to the impact of state income taxes and non-deductible equity charges under ASC 740-718. Our effective tax rate for the three-month periods ended March 31, 2011 and 2010 was approximately 38% for both periods. Net discrete income tax benefits for the three months ended March 31, 2011 and 2010 consisted primarily of stock compensation disqualifying dispositions.

Liquidity and Capital Resources

We had cash and cash equivalents, plus short-term investments, of $181.8 million at March 31, 2011, as compared to $183.7 million at December 31, 2010.  All of our cash is in low risk short term money market funds or demand deposits, plus we have $8.1 million short term investments held as California revenue anticipation notes.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$3,115	$8.816
Net cash used in investing activities	(4,271)	(2,756)
Net cash (used in) provided by financing activities	(810)	5,321
Net (decrease) increase in cash and cash equivalents	$(1,966)	$11,381

Operating activities provided $3.1 million of cash during the three months ended March 31, 2011, compared to $8.8 million for the three months ended March 31, 2010.  The two primary drivers for the $5.7 million reduction in cash generated from operations in these two quarters were the $5.9 million dollar difference in the change in inventory, in anticipation of several product introductions in May 2011, and a $2.9 million decrease in cash flow from the change in deferred gross profit. This decrease was partially offset in the current quarter by a $2.2 million cash flow increase from collections of accounts receivable and the non-cash effect of the $1.0 million litigation settlement.

We used $4.3 million of cash for investing activities during the three months ended March 31, 2011, an increase of $1.5 million over the cash used for investing activities during the three months ended March 31, 2010, primarily due to a $0.9 million increase in spending in the current quarter for beta testing of several new software applications for external use, and a $0.5 million increase in spending on property and equipment and internal patent acquisition.

Cash used in financing activities was $0.8 million during the three months ended March 31, 2011, as compared to cash generation of $5.3 million during the three months ended March 31, 2010.  Cash usage in the three months ended March 31, 2011 included $4.7 million spent to acquire our stock under our stock repurchase program in the period as compared to no such activities in the year-ago period. Additionally, cash generated from exercises of stock options was $1.4 million lower during three months ended March 31, 2011 compared to the prior year period.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2011.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at March 31, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$5,865	$3,822	$1,601	$442	$—
Commitments to contract manufacturers and suppliers(2)	5,796	5,796	—	—	—
Total	$11,661	$9,618	$1,601	$442	$—

(1)           Commitments under operating leases relate primarily to leasehold property and office equipment.  For the remaining nine months of 2011, we have $0.3 million of non-cancellable sublease income

(2)           We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable and unconditional purchase commitments.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2011, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 were not yet completed, and therefore our disclosure controls and procedures as of March 31, 2011 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of March 31, 2011, and consolidated results of operations and cash flows for the three months ended March 31, 2011 and 2010.

Changes in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s interim or annual financial statements will not be prevented or detected on a timely basis.

In the year ended December 31, 2010, we identified one material weakness in our internal control over financial reporting as of that date, related to our accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.  Additionally, we did not maintain effective controls over the review and analysis of supporting work papers for such tax balances.

We are in the process of implementing remediation actions designed to address this material weakness.

Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Legal Proceedings

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

On October 20, 2010, the Company filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the “California Action”).  Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the “Settlement Agreement”) pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  The Company seeks an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., is entitled to certain rights and benefits under the license.  On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut.  On February 10, 2011, the Court granted Medacist’s motion and dismissed the California Action without prejudice.  On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the “California Appeal”).  The California Appeal is now pending.  Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the “Connecticut Litigation”), which had been dismissed and administratively closed since October 29, 2008.  Medacist seeks, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora’s alleged breaches.  On December 3, 2010, the Company and Pandora filed a response to this motion.  At this time, the Connecticut Litigation remains closed, and no hearings have been scheduled on Medacist’s motion.

As of March 31, 2011, we reached a tentative settlement agreement with Medacist, pursuant to which the Company agreed to pay Medacist $1.0 million in exchange for a fully-paid, perpetual license to Medacist’s patented technology and the parties agreed to dismiss all pending lawsuits and fully release each other from all claims.  In addition, we agreed that a license transfer fee payment of $0.5 million would be made to Medacist in the event certain change-in-control conditions are met. While the tentative agreement substantiates that the contingent loss is both probable and estimable for accrual in the first quarter of 2011, the final settlement would be effective only after all terms are negotiated and executed in formal documents, which has yet to occur. The $1.0 million contingent loss for this settlement was recorded within selling, general and administrative expenses during the three months ended March 31,  2011.

As required under ASC 450, “Contingencies,” we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have made an assessment of the probability of incurring any such losses and such amounts are reflected in accrued liabilities in our consolidated financial statements. Except as otherwise indicated above, we believe that the outcomes in these matters are not probable or reasonably estimable. We believe that we have valid defenses with respect to legal matters pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses

Item 1A.     RISK FACTORS

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

In the second quarter of 2011, we announced the G4 platform, the Savvy™ Mobile Medication System, SinglePointe™, Tissue Center System, and Anywhere RN™. We cannot assure you that we will be successful in marketing these or any new products or services, that new products or services will compete effectively with similar products or services sold by our competitors or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.

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

In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, restricted stock units, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Any failure to receive approval for proposed increases could prevent us from granting equity compensation at market competitive levels and make it more difficult to attract, retain and motivate employees.  Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees.  Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

If we are unable to make effective use of our increased sales staff, we will have higher expenses without the benefits of increased market penetration and profitable sales growth.

During the last six months, we have increased direct territory sales staff by approximately 30%. We expect an increase in the sales productivity of these new hires as they are trained and begin to develop sales leads in their assigned territories, however, there is no guarantee that this increased sales staff will result in a proportional increase in new business. If we encounter obstacles to the effectiveness of our sales staff, we will adjust our efforts to support their success, and this may result in higher expenses without corresponding increases in market penetration or sales growth.

We have experienced substantial changes in our annual revenue based on customer demand and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

Our revenue increased by $8.9 million or 4.2% to $222.4 million for the year ended December 31, 2010 compared to $213.5 million for 2009. However, revenues for the year ended December 31, 2009 declined by $38.4 million or 15.2% from $251.9 million in 2008.

Current macroeconomic and general market conditions have contributed to revenue volatility and an overall decline in our revenues from 2008 levels. Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue and profitability will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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

•                  the performance of our products;

•                  changes in our business strategy;

•                  macroeconomic and political conditions, including fluctuations in interest rates, tax increases and availability of credit markets; and

•                  volatility in our stock price and its effect on equity-based compensation expense.

Due to all of these factors, our quarterly revenues and operating results are difficult to predict and may fluctuate, which in turn may cause the market price of our stock to decline.

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services.

We sell our products through a number of group purchasing organizations, including AmeriNet, Inc., Broadlane Inc., HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier, Inc., and Resources Optimization & Innovation. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

Our disclosure controls and procedures for internal control over financial reporting were not effective as of December 31, 2010 and March 31, 2011.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments

As of December 31, 2010 and at March 31, 2011our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements are fairly stated in all material respects as of the year ended December 31, 2010 and for the three months ended March 31, 2011.  Our management has committed to corrective actions for the current fiscal year to remediate this material weakness, as described under Item 2 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Weakness in Internal Control Over Financial Reporting.”

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

During the three months ended March 31, 2011, our common stock traded between $12.97 and $15.24 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•                  changes in our operating results;

•                  developments in our relationships with corporate customers;

•                  changes in the ratings of our common stock by securities analysts;

•                  announcements by us or our competitors of technological innovations or new products;

•                  announcements by us or our competitors of acquisitions of businesses, products or technologies; or

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

We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur additional costs. In addition, beginning in fiscal year 2011, we adopted ASU 2009-13 and 2009-14, which required us to modify our revenue recognition policy. We further anticipate that integration of these ASUs will require a substantial amount of management’s time and attention and require integration with the recently implemented enterprise resource planning system. The implementation of the system and the adoption of the recently issued ASUs, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record necessary business transactions timely. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.

We frequently grant stock options to our employees. At March 31, 2011, we had options outstanding to purchase approximately 4.8 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.04 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Our U.S. government lease contracts are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into, recognize revenue and sell receivables based on these leases.

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of March 31, 2011, the balance of our unsold leases to U.S. government customers was $13.0 million.

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

We currently have operations outside of the United States, consisting of customer support activity through a contractor in India, international sales efforts centered in Canada, Europe, the Middle East and Asia and supply chain sourcing in Asia, supported by an office in Hong Kong. Our international operations subject us to a variety of risks, including:

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

•                  fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries; and

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

In February 2003, our board of directors adopted a stockholder rights plan that may have the effect of discouraging, delaying or preventing a change in control of our company that may be beneficial to our stockholders. Pursuant to the terms of the plan, when a person or group, except under certain circumstances, acquires 15% or more of our outstanding common stock (other than two then current stockholders and their affiliated entities, which will not trigger the rights plan unless they acquire beneficial ownership of 17.5% and 22.5% or more, respectively, of our outstanding common stock) or ten business days after commencement or announcement of a tender or exchange offer for 15% or more of our outstanding common stock, the rights (except those rights held by the person or group who has acquired or announced an offer to acquire 15% or more of our outstanding common stock) would generally become exercisable for shares of our common stock at a discount. Because the potential acquirer’s rights would not become exercisable for our shares of common stock at a discount, the potential acquirer would suffer substantial dilution and may lose its ability to acquire us. In addition, the existence of the plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the plan or by its potential deterrent effect, a change in control of our company that our stockholders may consider in their best interests may not occur.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by the Company during the three months ended March 31, 2011:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit), including commissions	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1—31, 2011	—	$—	—	$25.0 million
February 1—28, 2011	—	—	—	$25.0 million
March 1—31, 2011	346,920	13.86	341,100	$20.2 million
Total	346,920	$13.86	341,100

(1)                                  Of the total, 341,100 shares of common stock were repurchased under our 2008 stock repurchase program, and 5,820 shares of common stock were withheld in satisfaction of tax withholding obligations upon vesting of restricted stock units.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2011 Executive Officer Compensation.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(6)

Previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 8, 2011, as amended by the Registrant’s Current Report on Form 8-K/A (File No. 000-33043) filed with the Securities and Exchange Commission on April 15, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: May 9, 2011
/s/ ROBIN G. SEIM
Robin G. Seim
Duly Authorized Officer, Chief Financial Officer and Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2011 Executive Officer Compensation.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

(6)

Previously filed as Item 5.02 to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 8, 2011, as amended by the Registrant’s Current Report on Form 8-K/A (File No. 000-33043) filed with the Securities and Exchange Commission on April 15, 2011, and incorporated herein by reference.