Form 10-Q
period 2011-06-30
OMNICELL, Inc
filed 2011-08-05
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 1, 2011 was 33,134,997.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$181,258	$175,635
Short-term investments	—	8,074
Accounts receivable, net of allowances of $496 and $497 at June 30, 2011 and December 31, 2010, respectively	43,105	42,732
Inventories	17,382	9,785
Prepaid expenses	10,568	11,959
Deferred tax assets	13,052	13,052
Other current assets	5,940	7,266
Total current assets	271,305	268,503

Property and equipment, net	16,320	14,351
Non-current net investment in sales-type leases	8,913	9,224
Goodwill	28,543	28,543
Other intangible assets	4,414	4,672
Non-current deferred tax assets	10,057	9,566
Other assets	9,901	8,365
Total assets	$349,453	$343,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,380	$13,242
Accrued compensation	8,122	7,731
Accrued liabilities	6,224	8,684
Deferred service revenue	18,717	16,788
Deferred gross profit	11,300	11,719
Total current liabilities	58,743	58,164

Long-term deferred service revenue	18,855	19,171
Other long-term liabilities	625	675
Total liabilities	78,223	78,010

Stockholders’ equity:
Total stockholders’ equity	271,230	265,214

Total liabilities and stockholders’ equity	$349,453	$343,224

(1)  Information derived from our December 31, 2010 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$46,218	$42,023	$88,793	$84,318
Services and other revenues	14,787	12,670	29,372	24,535
Total revenues	61,005	54,693	118,165	108,853
Cost of revenues:
Cost of product revenues	19,730	19,009	37,566	38,274
Cost of services and other revenues	7,468	6,816	15,142	14,125
Total cost of revenues	27,198	25,825	52,708	52,399
Gross profit	33,807	28,868	65,457	56,454
Operating expenses:
Research and development	5,280	4,950	10,120	9,515
Selling, general and administrative	24,297	20,426	50,078	41,938
Total operating expenses	29,577	25,376	60,198	51,453
Income from operations	4,230	3,492	5,259	5,001
Interest and other income, net of other expense	71	53	125	127
Income before provision for income taxes	4,301	3,545	5,384	5,128
Provision for income taxes	1,714	1,580	2,127	2,184
Net income	$2,587	$1,965	$3,257	$2,944

Net income per share-basic	$0.08	$0.06	$0.10	$0.09
Net income per share-diluted	$0.08	$0.06	$0.10	$0.09

Weighted average shares outstanding:
Basic	33,003	32,567	33,093	32,388
Diluted	33,981	33,452	34,039	33,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,257	$2,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,794	4,302
Provision for receivable allowance	(43)	(117)
Share-based compensation expense	4,843	4,254
Income tax benefits from employee stock plans	2,303	2,281
Excess tax benefits from employee stock plans	(2,517)	(2,650)
Provision for excess and obsolete inventories	865	829
Deferred income taxes	(491)	(605)
Changes in operating assets and liabilities:
Accounts receivable, net	(384)	2,703
Inventories	(8,462)	(62)
Prepaid expenses	1,391	830
Other current assets	(288)	466
Net investment in sales-type leases	710	(140)
Other assets	215	156
Accounts payable	1,138	(344)
Accrued compensation	391	(2,069)
Accrued liabilities	(1,260)	1,118
Deferred service revenue	2,278	464
Deferred gross profit	(419)	(835)
Other long-term liabilities	(50)	62
Net cash provided by operating activities	7,271	13,587

Cash flows from investing activities:
Maturities of short-term investments	8,143	—
Acquisition of intangible assets and intellectual property	(69)	(139)
Software development for external use	(3,088)	(1,451)
Purchases of property and equipment	(4,764)	(3,380)
Net cash provided by (used in) investing activities	222	(4,970)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	3,613	4,659
Stock repurchases	(8,000)	—
Excess tax benefits from employee stock plans	2,517	2,650
Net cash (used in) provided by financing activities	(1,870)	7,309

Net increase in cash and cash equivalents	5,623	15,926
Cash and cash equivalents at beginning of period	175,635	169,230
Cash and cash equivalents at end of period	$181,258	$185,156
Supplemental disclosure of non-cash operating activity
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$(1,200)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization & Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are medication and supply dispensing systems, with related services, which are sold in our principal market, the healthcare industry. Our market is located primarily in the United States.

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2011, the results of operations for the three months and six months ended June 30, 2011 and 2010 and the statement of cash flows for the six months ended June 30, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our results of operations and cash flows for the three months and six months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011, or for any future period.

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

At June 30, 2011 and December 31, 2010, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2010 we had a short-

term investment in California revenue anticipation notes, the valuation inputs of which were classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.

Classification of marketable securities. Marketable securities for which we have the intent and ability to hold to maturity are classified as Held-to-maturity and are carried at their amortized cost, including accrued interest. At December, 31, 2010 we held $8.1 million of non-U.S. Government securities which were classified as Held-to-maturity short-term investments, and which matured on June 28, 2011. We do not hold securities for purposes of trading. However, securities held as investments for the indefinite future, pending future spending requirements are classified as Available-for-sale and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At June 30, 2011 and December 31, 2010 we held $167.1 million and $150.4 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents.

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

•                  Professional services — Other customer services, such as training and consulting.

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:

•                  Persuasive evidence of an arrangement exists.  We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.

•                  Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery assuming all other revenue criteria are met since we do not allow for rights of return or refund.

Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

•                  Fee is fixed or determinable.  We assess whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services.

•                  Collection is probable.  We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment assuming all other revenue criteria are met. Our historical experience has been that collection from our customers is generally probable.

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

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

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months or the six months ended June 30, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, most of the revenue we recognized during the six months ended June 30, 2011 was not subject to the new revenue recognition guidance. In future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

A portion of our sales are made through multi-year lease agreements. We recognize product-related revenue under sales-type leases, net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the interest method.

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

Sales of accounts receivable.     We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended June 30, 2011 and 2010, we transferred non-recourse accounts receivable totaling $12.2 million and $9.0 million, respectively, which approximated fair value, to third-party leasing companies.  During the six months ended June 30, 2011 and 2010, we transferred non-recourse accounts receivable totaling $23.2 million and $26.5 million, respectively, which approximated fair value, to third-party leasing companies.  At June 30, 2011 and December 31, 2010, accounts receivable included $0.8 million and $0.3 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended June 30, 2011 and 2010.  Additionally, there were no customers accounting for 10% or more of revenues in the six months ended June 30, 2011 and 2010. There were no customers accounting for 10% or more of accounts receivable at June 30, 2011 and at December 31, 2010.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $0.8 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Shipping and handling expenses for the six months ended June 30, 2011 and 2010 were $1.4 million and $0.9 million, respectively.

Dependence on suppliers. We have a significant supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice.  Purchases from this supplier for the three months ended June 30, 2011and 2010 were approximately $5.5 million and $3.6 million, respectively. Purchases from this supplier for the six months ended June 30, 2011 and 2010 were approximately $11.2 million and $8.9 million, respectively.

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

Total comprehensive income. Total comprehensive income was the same as net income for the three months and six months ended June 30, 2011 and 2010.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months and six months ended June 30, 2011 and 2010, our revenues and gross profits were generated entirely from medication and supply dispensing systems.

Recently Issued Accounting Pronouncements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of

2012, applied prospectively with no early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows.

In June 2011, the FASB issued ASU 2011-05, which amends the presentation guidance for comprehensive income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. This update will be effective for us the first quarter of 2012, applied retrospectively with early adoption permitted.  As ASU 2011-05 is a presentation standard, we do not anticipate its adoption will have any significant impact on our financial position, operating results or cash flows.

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

In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the purchase price over the fair values of the net tangible and intangible assets acquired, which is tax-deductible over a fifteen-year period. The following table summarizes the fair value acquisition accounting for Pandora on the September 29, 2010 purchase date (in thousands):

Fair Values
Acquired

Cash	$297
Accounts receivable	416
Indemnification asset	1,000
Intangibles	2,420
Goodwill	3,561
Deferred tax asset	108
Total assets	7,802

Accrued compensation/other	292
Deferred service revenue	510
Litigation contingency	1,000
Total liabilities	1,802

Net assets acquired	$6,000

Cash consideration	$6,000

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

This lawsuit was settled February 17, 2011 for $1.2 million, the settlement amount of which was paid entirely from the selling shareholders’ escrow account. As this is considered a new development, rather than evidence of conditions existing at the September 29, 2010 acquisition date, the disclosure of this dispute in the original purchase price allocation was not adjusted. However, as a recognized subsequent event, on our balance sheet as of December 31, 2010 we recorded the updated $1.2 million values for the acquired legal contingency and the indemnification asset. Furthermore, during the three months ended March 31, 2011, the $1.2 million asset and $1.2 million liability were reversed after settlement from the seller’s escrow account. There was no impact on net income for either 2010 or 2011.

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

Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora have been omitted since the results of operations of Pandora were not material.

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income  for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the six months ended June 30, 2011 and 2010 were 2,085,050 and 1,866,682, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30.		Six Months Ended June 30.
	2011	2010	2011	2010
Basic:
Net income	$2,587	$1,965	$3,257	$2,944
Weighted average shares outstanding - basic	33,003	32,567	33,093	32,388
Net income per share - basic	$0.08	$0.06	$0.10	$0.09

Diluted:
Net income	$2,587	$1,965	$3,257	$2,944
Weighted average shares outstanding - basic	33,003	32,567	33,093	32,388
Add: Dilutive effect of employee stock plans	978	885	946	915
Weighted average shares outstanding - diluted	33,981	33,452	34,039	33,303
Net income per share - diluted	$0.08	$0.06	$0.10	$0.09

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification (1)

Cash	$14,167	—	—	$14,167	$14,167	—	N/A
Money market funds	167,091	—	—	167,091	167,091	—	Available for sale
Total cash and cash equivalents	$181,258	$—	$—	$181,258	$181,258	$—

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / cash equivalents	Short-term investments	Security classification (1)

Cash	$25,593	—	—	$25,593	$25,593	—	N/A
Money market funds	150,042	—	—	150,042	150,042	—	Available for sale
Non-U.S. government securities	8,074	$12	—	8,086	—	$8,074	Held-to-maturity
Total cash, cash equivalents and short-term investments	$183,709	$12	$—	$183,721	$175,635	$8,074

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

The short term investments purchased in November 2010 are comprised of California revenue anticipation notes, which matured in June 2011. In previous periods, these were recorded at their carrying cost as held-to-maturity as we had both the ability and intent to keep these investments until they mature.  The notes were considered a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from same-day, same-security trades.

The following table displays the financial assets measured at fair value, on a recurring basis, recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At June 30, 2011
Money market funds	$167,091	—	—	$167,091
Total	$167,091	—	—	$167,091
At December 31, 2010
Money market funds	$150,042	—	—	$150,042
Total	$150,042	—	—	$150,042

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short maturities implied.

The following table displays the financial assets measured at carrying cost, recorded in Short-term investments, for which disclosure of fair value is required on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2010
Non-U.S. Government securities	—	$8,086	—	$8,086
Total	—	$8,086	—	$8,086

Note 5. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$8,594	$4,252
Work in process	117	153
Finished goods	8,671	5,380
Total	$17,382	$9,785

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equipment	$22,040	$20,045
Furniture and fixtures	1,800	1,681
Leasehold improvements	3,686	3,182
Purchased software	18,681	18,095
Capital in process	3,348	1,689
	49,555	44,692
Accumulated depreciation and amortization	(33,235)	(30,341)
Property and equipment, net	$16,320	$14,351

Depreciation and amortization of property and equipment totaled approximately $1.4 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation and amortization of property and equipment totaled approximately $2.8 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Net minimum lease payments to be received	$15,706	$16,284
Less unearned interest income portion	1,789	1,843
Net investment in sales-type leases	13,917	14,441
Less current portion(1)	5,004	5,217
Non-current net investment in sales-type leases(2)	$8,913	$9,224

The minimum lease payments under sales-type leases as of June 30, 2011 were as follows (in thousands):

2011 (remaining six months)	$3,193
2012	5,202
2013	3,355
2014	2,296
2015	1,330
Thereafter	330
Total	$15,706

(1)    A component of other current assets. This amount is net of allowance for doubtful accounts of $0.2 million as of June 30, 2011 and $0.1 million as of December 31, 2010.

(2)    Net of allowance for doubtful accounts of $0.2 million as of June 30, 2011 and $0.3 million as of December 31, 2010.

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of June 30, 2011 and December 31, 2010 (in thousands):

	Allowance for credit losses	Recorded investment in sales-type leases- Gross	Recorded investment in sales-type leases - Net
Credit loss disclosure for June 30, 2011:
Accounts individually evaluated for impairment	$234	$234	$—
Accounts collectively evaluated for impairment	119	14,036	13,917
Ending balances: June 30, 2011	$353	$14,270	$13,917
Credit loss disclosure for December 31, 2010:
Accounts individually evaluated for impairment	$283	$283	$—
Accounts collectively evaluated for impairment	128	14,569	14,441
Ending balances: December 31, 2010	$411	$14,852	$14,441

The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the three months and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Allowance for credit losses, beginning of period	$380	$411
Current period provision (reversal)	(5)	(9)
Recoveries of amounts previously charged off	(22)	(49)
Allowance for credit losses at June 30, 2011	$353	$353

Note 8. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,366	$2,864	$4,230	$1,142	$3,088	5-16 years
Acquired technology	980	105	875	980	35	945	3-7 years
Patents	723	160	563	654	152	502	20 years
Trade name	90	23	67	90	8	82	3 years
Non-compete agreements	60	15	45	60	5	55	3 years
Total finite-lived intangibles	6,083	1,669	4,414	6,014	1,342	4,672

Goodwill	28,543	—	28,543	28,543	—	28,543	Indefinite
Net intangibles and goodwill	$34,626	$1,669	$32,957	$34,557	$1,342	$33,215

Amortization expense totaled $0.2 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Amortization expense totaled $0.3 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at June 30, 2011 is as follows (in thousands):

2011 (remaining six months)	$327
2012	653
2013	641
2014	601
2015	578
Thereafter	1,614
Total	$4,414

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued Group Purchasing Organization (GPO) fees	$2,171	$2,272
Advance payments from customers	1,285	1,978
Rebates and lease buyouts	1,402	1,923
Pre-acquisition contingency	—	1,200
Other	1,366	1,311
Total	$6,224	$8,684

Note 10. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$23,760	$18,739
Cost of revenues, excluding installation costs	(12,460)	(7,020)
Deferred gross profit	$11,300	$11,719

Note 11. Commitments

The minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2011 (remaining six months)	$1,924
2012	1,849
2013	549
2014	350
2015	178
Total	$4,850

Commitments under operating leases relate primarily to leasehold property and office equipment. For the remainder of 2011 we expect to have $0.2 million of non-cancellable sublease income.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $5.0 million as of June 30, 2011.

Note 12. Contingencies

Legal Proceedings

Medacist Solutions Group, LLC.  On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist’s U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist’s trade secrets and confidential information in violation of the NDA. Medacist sought unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code.

On October 20, 2010, Omnicell filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the “California Action”).  Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the “Settlement Agreement”) pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  We sought an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., was entitled to certain rights and benefits under the license.  On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut.  On February 10, 2011, the Court granted Medacist’s motion and dismissed the California Action without prejudice.  On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the “California Appeal”).  Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the “Connecticut Litigation”), which had been dismissed and administratively closed since October 29, 2008.  Medacist sought, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora’s alleged breaches.

On May 19, 2011, we entered into a final settlement agreement with Medacist, pursuant to which we agreed to pay Medacist $1.0 million in exchange for a fully-paid, perpetual license to Medacist’s patented technology and the parties agreed to dismiss all pending lawsuits and fully release each other from all claims.  In addition, we agreed that a license transfer fee payment of $0.5 million would be made to Medacist in the event certain change-in-control conditions are met. The $1.0 million loss for this settlement was accrued during the three months ended March 31, 2011 and recorded within selling, general and administrative expenses, and was paid during the quarter ended June 30, 2011.

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

During the six months ended June 30, 2011 we repurchased 559,175 shares at an average cost of $14.31 per share, including commissions, through the 2008 stock repurchase program. During the three months ended June 30, 2011 we repurchased 218,075 shares at an average cost of $15.00 per share, including commissions, through the 2008 stock repurchase program.  We repurchased none in both the three months and six months ended June 30, 2010.

From the inception of the program in February 2008 through June 30, 2011, we repurchased a total of 4,625,471 shares at an average cost of $15.80 per share through open market purchases. As of June 30, 2011 we had $16.9 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.

Note 14. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At June 30, 2011, a total of 2,834,742 shares of common stock was reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”).  At June 30, 2011, $6.6 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.6 years.

A summary of aggregate option activity for the six months ended June 30, 2011 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	4,740	$12.86
Granted	233	$14.20
Exercised	(197)	$7.62
Forfeited	(39)	$13.66
Expired	(14)	$21.38
Outstanding at June 30, 2011	4,723	$13.12
Exercisable at June 30, 2011	3,582	$13.29

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to non-vested restricted stock at June 30,

2011 was approximately $0.9 million and is expected to be recognized over a weighted average period of 0.9 years. Expected future compensation expense relating to RSUs outstanding on June 30, 2011 is $4.1 million over a weighted-average period of 2.5 years.

A summary of activity of both restricted stock and RSUs for the six months ended June 30, 2011 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value Per	Number of	Fair Value Per
	Shares	Share	Shares	Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2010	77	$12.91	308	$12.98
Granted	68	$14.71	82	$14.08
Vested	(77)	$12.91	(63)	$14.55
Forfeited	—		(3)	$12.42
Non-vested, June 30, 2011	68	$14.71	324	$12.96

Performance-based Restricted Stock Units

Additionally, beginning in 2011 we are incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. For the executive officers, the 2011 grants totaled 100,000 stock options, 50,000 time-based RSUs and 100,000 PSUs. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at June 30, 2011 was approximately $0.8 million and is expected to be recognized over a weighted average period of 1.8 years.

Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the “Index”) and time-based vesting.  We calculate total shareholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends.  The stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant. The following table shows the percent of PSU awards eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	0%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile	110% to 119%(1)
At or above the 75th percentile	120%

(1)                                 The actual percentage of PSUs eligible for further time-based vesting is based on straight-line interpolation, where, for example, if the ranking is the 70th percentile, then the vesting percentage is 115%.

After the last trading day of 2011, the Compensation Committee of our Board of Directors will determine the percentile rank of the company’s total shareholder return and the number of PSU awards eligible for further time-based vesting.  The eligible PSU awards will vest as follows: 25% of the eligible awards will vest immediately with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period. Vesting is contingent upon continued service. Depending on our market-based performance, the 100,000 PSUs awarded in 2011 could result in actual shares released of none, 50,000, 100,000 or linear interpolation between 110,000 and 120,000 shares, with 120,000 shares as the maximum result for market performance at or above the 75th percentile in the industry.

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

A summary of activity of the PSUs for the six months ended June 30, 2011 is presented below:

		Weighted -
		Average
		Grant Date
		Fair Value Per
Performance-based Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2010	—	—
Granted	100	$11.15
Vested	—	—
Forfeited	—	—
Non-vested, June 30, 2011	100	$11.15

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2011, 3,238,233 shares had been issued under the ESPP.  As of June 30, 2011, there were a total of 2,093,322 shares reserved for future issuance under the ESPP.  During the three months ended March 31, 2011, 279,203 shares of common stock were purchased under the ESPP.  No ESPP shares were purchased during the three months ended June 30, 2011.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, “Stock Compensation.”

The impact on our results for share-based compensation for the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product and service revenues	$383	$379	$750	$700
Research and development expenses	345	134	672	378
Selling, general and administrative expenses	1,723	1,584	3,421	3,176
Total share-based compensation expenses	$2,451	$2,097	$4,843	$4,254

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of automated solutions for hospital medication and supply management. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency. Approximately 2,500 hospitals utilize one or more of our products, of which more than 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies.

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

Operating Environment During the Three Months and Six Months Ended June 30, 2011

Our revenues have grown year-over-year for both product and service revenues, with overall revenue growth of 11.5% comparing $61.0 million for the second quarter 2011 with $54.7 million for second quarter 2010. Overall revenue growth was 8.6% for the six month periods ending June 30, comparing $118.2 million for 2011 with $108.9 million for 2010. Product revenue growth is reflective of installations as allowed for by our customers’ schedules while service revenue growth reflects a growing install base.  Our profitability improved with both product margins and service margins showing gains year over year, both for the three months and the six month periods ending June 30, 2011.  We believe our solutions are attractive relative to our competition.  In particular:

•                       We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•                       We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists such as our recently announced G4 platform, the Savvy™ Mobile Medication System, SinglePointe™, Tissue Center System and Anywhere RN™; and

•                       The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

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

During the second quarter of 2011, we achieved higher performance in total revenues and net income compared to the first quarter of 2011. Product revenue increased by $3.6 million or 8.5%, while service revenue increased slightly, by $0.2 million.  Overall gross margins for the second quarter were unchanged at 55.4% with product gross margins declining slightly to 57.3% on revenue of $46.2 million as compared with 58.1% on revenue of $42.6 million in the first quarter.  The service gross margins improved, with 49.5% on revenue of $14.8 million as compared with 47.4% margins on $14.6 million in revenue in the prior quarter.

We believe that our gross margins will continue to fluctuate based on the mix of products installed and changes in service and installation headcount compared to our revenue level.

Cash, cash equivalents and short-term investments decreased during the second quarter from $181.8 million to $181.3 million, with higher net income mostly offsetting the $3.3 million of stock repurchases during the three months ended June 30, 2011. In addition to using cash for the stock buyback, inventories increased by nearly $2 million during the second quarter due to the transition to our G4 platform.  The initial supply of our new computer console for the G4 platform was produced in our factory in California to assure a smooth transition and quick correction of any initial production issues.  Consequently, we carried inventories of components and finished goods normally carried by our suppliers.  During the third quarter of 2011 we are transitioning the production of the computer console to our suppliers in China and we expect our inventories to decrease through the year.

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

•   Inventory;

•   Valuation of share-based awards; and

•   Accounting for income taxes.

During the six months ended June 30, 2011, there were no significant changes in our critical accounting policies and estimates, except for the initial adoption of revised revenue recognition guidance for multiple element deliverables, as described below.

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

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:

•                  Persuasive evidence of an arrangement exists.  We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.

•                  Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what the customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery assuming all other revenue criteria are met since we do not allow for rights of return or refund.

Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

•                  Fee is fixed or determinable.  We assess whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services.

•                  Collection is probable.  We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment assuming all other revenue criteria are met. Our historical experience has been that collection from our customers is generally probable.

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

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

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months or the six months ended June 30, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, most of the revenue we recognized during the six months ended June 30, 2011 was not subject to the new revenue recognition guidance. In the future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

A portion of our sales are made through multi-year lease agreements. We recognize product-related revenue under sales-type leases, net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the interest method.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Material Weakness in Internal Control Over Financial Reporting

Based on  management’s evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2011 were not effective at the reasonable assurance level.  Since our remediation efforts are not yet completed, we remain subject to the material weakness described below and identified by the similar evaluation conducted at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our management has committed to the following corrective actions for the current fiscal year:

•                  Re-assessing the relationship with our third-party consultant to ensure that there is an adequate level of review of the tax provision performed by the consultant and an appropriate level of oversight and validation by our management;

•                  Ensuring our internal review processes are carefully executed and monitored to properly account for changes to the underlying supporting documentation; and

•                  Implementing and utilizing income tax software to ensure a comprehensive reconciliation of all balance sheet tax accounts to our financial reporting system.

During the six months ended June 30, 2011, we took the following remediation steps:

•                  We signed an engagement letter with our third-party tax consultant enhancing the tax provision review process.   These enhancements have included the tax consultant’s detailed review of the income tax provision, regular discussions with our management, and consultation, as necessary with our independent registered public accounting firm.

•                  We commenced a search for a Senior Tax Manager.

•                  We continued the implementation of certain tax software packages.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of June 30, 2011, our consolidated results of operations for the three months and six months ended June 30, 2011, and our cash flows for the six months ended June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements.  This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows.

In June 2011, the FASB issued ASU 2011-05, which amends the presentation guidance for comprehensive income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. This update will be effective for us the first quarter of 2012, applied retrospectively with early adoption permitted.  As ASU 2011-05 is a presentation standard, we do not anticipate its adoption will have any significant impact on our financial position, operating results or cash flows.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2011		2010		2011		2010
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$46,218	75.8%	$42,023	76.8%	$88,793	75.1%	$84,318	77.5%
Service and other revenues	14,787	24.2%	12,670	23.2%	29,372	24.9%	24,535	22.5%
Total revenues	61,005	100.0%	54,693	100.0%	118,165	100.0%	108,853	100.0%
Cost of revenues:
Cost of product revenues	19,730	32.4%	19,009	34.7%	37,566	31.8%	38,274	35.2%
Cost of service and other revenues	7,468	12.2%	6,816	12.5%	15,142	12.8%	14,125	13.0%
Total cost of revenues	27,198	44.6%	25,825	47.2%	52,708	44.6%	52,399	48.2%
Gross profit	33,807	55.4%	28,868	52.8%	65,457	55.4%	56,454	51.8%
Operating expenses:
Research and development	5,280	8.7%	4,950	9.1%	10,120	8.5%	9,515	8.7%
Selling, general and administrative	24,297	39.8%	20,426	37.3%	50,078	42.4%	41,938	38.5%
Total operating expenses	29,577	48.5%	25,376	46.4%	60,198	50.9%	51,453	47.2%
Income from operations	4,230	6.9%	3,492	6.4%	5,259	4.5%	5,001	4.6%
Interest and other income, net of other expense	71	0.1%	53	0.1%	125	0.1%	127	0.1%
Income before provision for income taxes	4,301	7.0%	3,545	6.5%	5,384	4.6%	5,128	4.7%
Provision for income taxes	1,714	2.8%	1,580	2.9%	2,127	1.8%	2,184	2.0%
Net income	$2,587	4.2%	$1,965	3.6%	$3,257	2.8%	$2,944	2.7%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months and six months ended June 30, 2011 and 2010 and the percentage changes between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Product revenues	$46,218	$42,023	10.0%	$88,793	$84,318	5.3%
Cost of product revenues	19,730	19,009	3.8%	37,566	38,274	(1.8)%
Gross profit	$26,488	$23,014	15.1%	$51,227	$46,044	11.3%

Product revenues increased by $4.2 million or 10.0% in the three months ended June 30, 2011 as compared to the same period in 2010.  Product revenues increased by $4.5 million or 5.3% in the six months ended June 30, 2011 as compared to the same period in 2010.  Our ability to grow revenue is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customer needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.  The timing of our product revenues is primarily dependent on when our customers’ schedules allow for installations, which resulted in the increased revenue in the three and six months ended June 30, 2011.

Cost of product revenues increased by $0.7 million, or 3.8% in the three months ended June 30, 2011 as compared to the same period in 2010.  The increase was primarily a function of revenue growth although it was favorably impacted by lower material costs and other cost reduction efforts.  Cost of product revenues decreased by $0.7 million, or 1.8% in the six months ended June 30,

2011 as compared to the same period in 2010.  While certain costs did increase as a result of the overall revenue growth during the six month period, these were more than offset by the aforementioned lower material costs and product mix.

Gross profit on product revenue increased by $3.5 million, or 15.1% in the three months ended June 30, 2011 as compared to the same period in 2010.   Gross profit on product revenue increased by $5.2 million or 11.3% in the six months ended June 30, 2011 as compared to the corresponding period in 2010. The increases for both periods were the result of the previously discussed increase in revenue with disproportionate changes in related costs as a result of lower material costs from our cost reduction efforts and product mix.

We expect total revenues to increase from 8% to 10% in 2011, but we do not foresee any significant changes in the percentage of total revenues represented by product revenue or our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and six months ended June 30, 2011 and 2010 and the percentage change between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Service and other revenues	$14,787	$12,670	16.7%	$29,372	$24,535	19.7%
Cost of service and other revenues	7,468	6,816	9.6%	15,142	14,125	7.2%
Gross profit	$7,319	$5,854	25.0%	$14,230	$10,410	36.7%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services.  Service and other revenues increased by $2.1 million, or 16.7% in the three months ended June 30, 2011 as compared to the same period in 2010.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.   Service and other revenues increased by $4.8 million, or 19.7% in the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and of higher professional service revenues, growth in analytical services and support, and higher month-to-month rentals.

Cost of service and other revenues increased by $0.7 million, or 9.6% in the three months ended June 30, 2011 as compared to the same period in 2010.  Cost of service and other revenues increased by $1.0 million, or 7.2% in the six months ended June 30, 2011 as compared to the same period in 2010.  This increase was primarily due to an increase in field service costs in support of the expanded service base.

Gross profit on service and other revenues increased by $1.5 million, or 25.0% in the three months ended June 30, 2011 as compared to the same period in 2010.  Gross profit on service and other revenues increased by $3.8 million, or 36.7% in the six months ended June 30, 2011 as compared to the same period in 2010.  This increase was due to increased revenues from an expanded installed base without a significant and proportional growth in service cost.

We expect our gross profit on service and other revenues to remain consistent for the remainder of 2011.

Operating Expenses

The table below shows our operating expenses for the three months and six months ended June 30, 2011 and 2010 and the percentage changes between those periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Research and development	$5,280	$4,950	6.7%	$10,120	$9,515	6.4%
Selling, general and administrative	24,297	20,426	19.0%	50,078	41,938	19.4%
Total operating expenses	$29,577	$25,376	16.6%	$60,198	$51,453	17.0%

Research and Development. Research and development expenses increased by $0.3 million, or 6.7% in the three months ended June 30, 2011 as compared to the same period in 2010.  Research and development expenses represented 8.7% and 9.1% of total revenues in the three months ended June 30, 2011 and 2010, respectively. The increase was due primarily to a $1.1 million increase in compensation costs related to increased staffing as well as a $0.3 million decrease in the year ago period due to the favorable timing effect on expenses due to a reduction in accrued vacation.  This increase was offset by a $0.7 million increase in expenses capitalized for software development and $0.1 million in other decreases. The capitalization of software development costs increased from $0.6 million for the second quarter of 2010 to $1.3 million for the second quarter of 2011, due to the higher level of beta testing for new product features in the current period.

Research and development expenses increased $0.6 million, or 6.4% in the six months ended June 30, 2011 as compared to the corresponding period in 2010.  Research and development represented 8.5% and 8.7% of total revenues in the six months ended June 30, 2011 and 2010, respectively.  The increase was due primarily to a $2.0 million increase in compensation costs related to increased staffing, the aforementioned decrease in the year ago period due to the favorable timing effect on expenses due to a reduction in accrued vacation, and $0.2 million in other increases.  These increases were offset by a $1.6 million increase in expenses capitalized for software development. The capitalization of software development costs increased from $1.5 million for the six months ended June 30, 2010 to $3.1 million for the six months ended June 30, 2011, due to the higher level of beta testing for new product features in the current period.

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

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.9 million, or 19.0% in the three months ended June 30, 2011 compared to the same period in 2010.  This increase was primarily due to a $2.8 million increase in compensation costs related to increased sales and marketing staffing, a $0.5 million decrease in the year ago period due to the favorable timing effect on expenses due to a reduction in accrued vacation, and a $1.1 million increase in freight, travel and other costs.  Selling, general and administrative expenses represented 39.8% and 37.3% of total revenues in the three months ended June 30, 2011 and 2010, respectively.

Selling, general and administrative expenses increased $8.1 million, or 19.4% in the six months ended June 30, 2011 as compared to the corresponding period in 2010.  This increase was primarily due to a $5.5 million increase in compensation costs related to increased sales and marketing staffing, the aforementioned decrease in the year ago period due to the favorable timing effect on expenses due to a reduction in accrued vacation, a $1.4 million increase for the Medacist litigation settlement and related legal costs and a $1.2 million increase in freight and travel costs.  Selling, general and administrative expenses represented 42.4% and 38.5% of total revenues in the six months ended June 30, 2011 and 2010, respectively.

We expect selling, general and administrative expenses to be consistent in absolute dollars for the remainder of 2011 as we have aligned our cost structure to the current economic and market environments.

Share-based Compensation

The impact of share-based compensation on our operating results for the three months and six months ended June 30, 2011 is discussed in Note 14, Stock Option Plans and Share-Based Compensation

Provision for Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annualized effective tax rate before discrete items was 42% and 47% for the six month periods ended June 30, 2011 and 2010, respectively. The 2011 annualized effective tax rate differed from the statutory rate of 35%, primarily due to the negative impact of state income taxes and non-deductible equity charges under ASC 740-718, which were partially offset by the benefit of the federal research credit. The 2010 annualized effective tax rate differed from the statutory rate of 35%, primarily due to the impact of state income taxes and non-deductible equity charges under ASC 740-718. Our effective tax rate for the six-month period ended June 30, 2011 and 2010 was approximately 41% and 42%, respectively..

Liquidity and Capital Resources

We had cash and cash equivalents of $181.3 million at June 30, 2011, as compared to $175.6 million at December 31, 2010, plus an additional $8.1 million of short term investments.  All of our cash is in low risk short term money market funds or demand deposits. The $8.1 million of short term investments held at December 31, 2010 consisted of California revenue anticipation notes which matured on June 28, 2011.  We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$7,271	$13,587
Net cash provided by (used in) investing activities	222	(4,970)
Net cash (used in) provided by financing activities	(1,870)	7,309
Net increase in cash and cash equivalents	$5,623	$15,926

Operating activities provided $7.3 million of cash during the six months ended June 30, 2011, compared to $13.6 million for the six months ended June 30, 2010.  The two primary drivers for the $6.3 million reduction in cash generated from operations, comparing these two periods, were the $8.4 million difference in the change in inventory, in anticipation of several product introductions in May 2011, and the $3.1 million decrease in cash flow from the change in accounts receivable, primarily the result of higher shipments in the most recent quarter. This decrease was partially offset in the current six month period by a $3.9 million cash flow increase from growth in accrued compensation and accounts payable and $2.2 million increase from growth in deferred product and service revenues.

Cash provided by investing activities totaled $0.2 million during the six months ended June 30, 2011, compared to $5.0 million of cash used in investing activities during the six months ended June 30, 2010. This $5.2 million increase in cash generated was primarily due to the maturity of $8.1 million of short-term investments on June 28, 2011. This increase was partially offset by a $1.6 million increase in spending in the current period for beta testing of several new software applications for external use, and a $1.4 million increase in spending on property and equipment.

Cash used in financing activities was $1.9 million during the six months ended June 30, 2011, as compared to cash generation of $7.3 million during the six months ended June 30, 2010, an increase of $9.2 million in cash used.  Cash usage in the six months ended June 30, 2011 included $8.0 million to acquire our stock under our stock repurchase program in the period as compared to no such activities in the year-ago period. Additionally, cash generated from exercises of stock options was $1.0 million lower during the six months ended June 30, 2011 as compared to the prior year period.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2011.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at June 30, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$4,850	$3,417	$1,077	$356	$—
Commitments to contract manufacturers and suppliers(2)	4,992	4,992	—	—	—
Total	$9,842	$8,409	$1,077	$356	$—

(1)           Commitments under operating leases relate primarily to leasehold property and office equipment.  For the remainder of 2011, we expect to have $0.2 million of non-cancellable sublease income.

(2)           We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable and unconditional purchase commitments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2011, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 were not yet completed, and therefore our disclosure controls and procedures as of June 30, 2011 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of June 30, 2011, our consolidated results of operations for the three months and six months ended June 30, 2011, and our cash flows for the six months ended June 30, 2011.

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

Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

Legal Proceedings

Medacist Solutions Group, LLC.  On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist’s U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist’s trade secrets and confidential information in violation of the NDA. Medacist is sought unspecified monetary damages and an injunction against the Company’s infringement of the specified patent and/or misuse of any of Medacist’s trade secrets pursuant to the NDA or in violation of California code.

On October 20, 2010, Omnicell filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the “California Action”).  Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the “Settlement Agreement”) pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist’s U.S. Patent Number 6,842,736.  We sought an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., was entitled to certain rights and benefits under the license.  On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut.  On February 10, 2011, the Court granted Medacist’s motion and dismissed the California Action without prejudice.  On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit (the “California Appeal”).  Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the “Connecticut Litigation”), which had been dismissed and administratively closed since October 29, 2008.  Medacist sought, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora’s alleged breaches.

On May 19, 2011, we entered into a final settlement agreement with Medacist, pursuant to which we agreed to pay Medacist $1.0 million in exchange for a fully-paid, perpetual license to Medacist’s patented technology and the parties agreed to dismiss all pending lawsuits and fully release each other from all claims.  In addition, we agreed that a license transfer fee payment of $0.5 million would be made to Medacist in the event certain change-in-control conditions are met. The $1.0 million loss for this settlement was accrued during the three months ended March 31, 2011 and recorded within selling, general and administrative expenses, and was paid during the quarter ended June 30, 2011.

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

Additionally, as the U.S. Federal government rolls out and implements recently enacted healthcare reform legislation, and as Congress, regulatory agencies and other state legislatures continue to review and assess additional healthcare legislation and regulations, there may be an impact on our business. Healthcare facilities may decide to postpone or scale back spending until the implications of such healthcare enactments are more clearly understood, which may affect the demand for our products and harm our business.

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

We sell our products through a number of group purchasing organizations, including AmeriNet, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier Purchasing Partners, L.P., and Resources Optimization & Innovation. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

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

Our disclosure controls and procedures for internal control over financial reporting were not effective as of December 31, 2010, March 31, 2011 and June 30, 2011.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments

As of December 31, 2010, March 31, 2011 and June 30, 2011our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements are fairly stated in all material respects as of the year ended December 31, 2010 and for the three months ended June 30, 2011.  Our management has committed to corrective actions for the current fiscal year to remediate this material weakness, as described under Item 2 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Weakness in Internal Control Over Financial Reporting.”

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

During the six months ended June 30, 2011, our common stock traded between $12.86 and $15.97 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We frequently grant stock options to our employees. At June 30, 2011, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.12 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Our U.S. government lease contracts are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into, recognize revenue and sell receivables based on these leases.

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of June 30, 2011, the balance of our unsold leases to U.S. government customers was $11.8 million.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by the Company during the three months ended June 30, 2011:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit), including commissions	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1—30, 2011	150,055	$15.00	150,055	$18.0 million
May 1—31, 2011	68,020	14.98	68,020	$16.9 million
June 1—30, 2011	4,883	14.76	—	$16.9 million
Total	222,958	$14.99	218,075

(1)                                  Of the total, 218,075 shares of common stock were repurchased under our 2008 stock repurchase program, and 4,883 shares of common stock were withheld in satisfaction of tax withholding obligations upon vesting of restricted stock units.

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

101.INS(7)	XBRL Instance Document
101.SCH(7)	XBRL Taxonomy Extension Schema Document
101.CAL (7)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICELL, INC.

Date: August 5, 2011
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

101.INS(7)	XBRL Instance Document
101.SCH(7)	XBRL Taxonomy Extension Schema Document
101.CAL (7)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7)

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.