Form 10-Q
period 2011-09-30
OMNICELL, Inc
filed 2011-11-04
CIK 926326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of October 26, 2011 was 33,218,378.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.  Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)	(1)

ASSETS
Current assets:
Cash and cash equivalents	$179,303	$175,635
Short-term investments	8,101	8,074
Accounts receivable, net of allowances of $512 and $497 at September 30, 2011 and December 31, 2010, respectively	45,987	42,732
Inventories	17,056	9,785
Prepaid expenses	10,643	11,959
Deferred tax assets	13,052	13,052
Other current assets	6,518	7,266
Total current assets	280,660	268,503

Property and equipment, net	16,890	14,351
Non-current net investment in sales-type leases	8,821	9,224
Goodwill	28,543	28,543
Other intangible assets	4,318	4,672
Non-current deferred tax assets	9,836	9,566
Other assets	9,442	8,365
Total assets	$358,510	$343,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,422	$13,242
Accrued compensation	7,062	7,731
Accrued liabilities	7,792	8,684
Deferred service revenue	19,637	16,788
Deferred gross profit	12,161	11,719
Total current liabilities	61,074	58,164

Long-term deferred service revenue	18,447	19,171
Other long-term liabilities	1,014	675
Total liabilities	80,535	78,010

Stockholders’ equity:
Total stockholders’ equity	277,975	265,214

Total liabilities and stockholders’ equity	$358,510	$343,224

(1)  Information derived from our December 31, 2010 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$49,790	$43,241	$138,583	$127,559
Services and other revenues	14,649	13,045	44,021	37,580
Total revenues	64,439	56,286	182,604	165,139
Cost of revenues:
Cost of product revenues	22,429	19,449	59,995	57,723
Cost of services and other revenues	7,562	6,698	22,704	20,823
Restructuring charges	—	39	—	39
Total cost of revenues	29,991	26,186	82,699	78,585
Gross profit	34,448	30,100	99,905	86,554
Operating expenses:
Research and development	6,019	6,089	16,139	15,604
Selling, general and administrative	23,635	19,851	73,713	61,789
Restructuring and asset impairment charges	—	1,157	—	1,157
Total operating expenses	29,654	27,097	89,852	78,550
Income from operations	4,794	3,003	10,053	8,004
Interest and other income (expense), net	(191)	159	(66)	286
Income before provision for income taxes	4,603	3,162	9,987	8,290
Provision for income taxes	1,609	1,886	3,736	4,070
Net income	$2,994	$1,276	$6,251	$4,220

Net income per share-basic	$0.09	$0.04	$0.19	$0.13
Net income per share-diluted	$0.09	$0.04	$0.18	$0.13

Weighted average shares outstanding:
Basic	33,209	32,822	33,132	32,534
Diluted	34,219	33,540	34,100	33,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,251	$4,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,820	6,493
Loss on disposal of fixed assets	—	147
Gain on legal settlement	—	(2,439)
Provision for (recovery of) receivable allowance	(527)	(674)
Share-based compensation expense	7,254	6,452
Income tax benefits from employee stock plans	3,208	2,365
Excess tax benefits from employee stock plans	(3,553)	(4,473)
Provision for excess and obsolete inventories	564	646
Foreign currency remeasurement loss	140	6
Deferred income taxes	(270)	1,577
Changes in operating assets and liabilities:
Accounts receivable, net	(3,286)	(4,139)
Inventories	(7,835)	511
Prepaid expenses	1,316	(2,419)
Other current assets	(953)	320
Net investment in sales-type leases	917	1,007
Other assets	759	744
Accounts payable	1,180	3,312
Accrued compensation	(669)	(1,513)
Accrued liabilities	308	(1,714)
Deferred service revenue	3,224	1,016
Deferred gross profit	442	(1,168)
Other long-term liabilities	339	291
Net cash provided by operating activities	14,629	10,568

Cash flows from investing activities:
Purchases of short-term investments	(8,097)	—
Maturities of short-term investments	8,143	—
Acquisition of intangible assets and intellectual property	(136)	(168)
Software development for external use	(3,523)	(1,612)
Purchases of property and equipment	(6,808)	(4,755)
Business acquisition, net of cash acquired	—	(5,703)
Net cash used in investing activities	(10,421)	(12,238)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	6,607	6,598
Stock repurchases	(10,560)	—
Excess tax benefits from employee stock plans	3,553	4,473
Net cash (used in) provided by financing activities	(400)	11,071

Effect of exchange rate changes on cash and cash equivalents	(140)	(6)
Net increase in cash and cash equivalents	3,668	9,395
Cash and cash equivalents at beginning of period	175,635	169,230
Cash and cash equivalents at end of period	$179,303	$178,625
Supplemental disclosure of non-cash operating activity:
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$(1,200)	$—

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

Basis of Presentation.  These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2011, the results of operations for the three months and nine months ended September 30, 2011 and 2010 and the statement of cash flows for the nine months ended September 30, 2011 and 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our results of operations and cash flows for the three months and nine months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011, or for any future period.

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

Reclassifications.  Certain reclassifications have been made to the prior year consolidated statement of cash flows to conform to the current period presentation, including software development for external use as investing cash flows instead of operating cash flows and reclassification of foreign currency measurement gains (losses). None of these reclassifications are material to the consolidated financial statements.

Fair value of financial instruments. We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820,  Fair Value Measurements and Disclosures.

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

At September 30, 2011 and December 31, 2010, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2010 and again at September 30, 2011, we had a short-term investment in California revenue anticipation notes, the valuation inputs of which were classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.

Classification of marketable securities. Marketable securities for which we have the intent and ability to hold to maturity are classified as Held-to-maturity and are carried at their amortized cost, including accrued interest. At December, 31, 2010, we held $8.1 million of non-U.S. Government securities which were classified as Held-to-maturity short-term investments, and which matured on June 28, 2011. At September 30, 2011, we held $8.1 million non-U.S. Government securities classified as Available-for-sale short-term investments. We do not hold securities for purposes of trading. However, securities held as investments for the indefinite future, pending future spending requirements, are classified as Available-for-sale and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At September 30, 2011 and December 31, 2010 we held $166.3 million and $150.0 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents.

Revenue recognition. We earn revenues from sales of our medication and supply dispensing systems, with related services, which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

•                  Products — Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

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

•                  Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery, assuming all other revenue criteria are met since we do not allow for rights of return or refund. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.

We also use the residual method of allocating the arrangement consideration in certain circumstances. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011 and not subsequently materially-modified. The use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months or the nine months ended September 30, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, less than half of the revenue we recognized during the nine months ended September 30, 2011 was subject to the new revenue recognition guidance. In future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the interest method.

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

The retained in-house leases discussed above are considered financing receivables. Our credit policies and evaluation of credit risk and write-off policies are applied alike to trade receivables and the net-investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class. Financing receivables which are reserved are generally transferred to cash-basis accounting so that revenue is recognized only as cash is received. However, the cash basis accounts continue to accrue interest.

Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended September 30, 2011 and 2010, we transferred non-recourse accounts receivable totaling $9.0 million and $14.0 million, respectively, which approximated fair value, to third-party leasing companies.  During the nine months ended September 30, 2011 and 2010, we transferred non-recourse accounts receivable totaling $32.2 million and $40.2 million, respectively, which approximated fair value, to third-party leasing companies.  At September 30, 2011 and December 31, 2010, accounts receivable included $2.5 million and $0.3 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended September 30, 2011 and 2010.  Additionally, there were no customers accounting for 10% or more of revenues in the nine months ended September 30, 2011 and 2010. There were no customers accounting for 10% or more of accounts receivable at September 30, 2011 and at December 31, 2010.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively. Shipping and handling expenses for the nine months ended September 30, 2011 and 2010 were $2.1 million and $1.5 million, respectively.

Dependence on suppliers. We have a significant supply agreement with a supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice.  Purchases from this supplier for the three months ended September 30, 2011and 2010 were approximately $4.9 million and $5.2 million, respectively. Purchases from this supplier for the nine months ended September 30, 2011 and 2010 were approximately $16.1 million and $14.1 million, respectively.

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

In accordance with ASC 740, Tax Provisions, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Total comprehensive income. Total comprehensive income was immaterially different from net income for the three months and nine months ended September 30, 2011 and 2010. The only difference included in total comprehensive income for each period was the tax-effected unrealized gain on Available-for-sale securities for the holding period September 22, 2011 to September 30, 2011.

Segment Information. We manage our business on the basis of one reportable segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months and nine months ended September 30, 2011 and 2010, our revenues and gross profits were generated entirely from medication and supply dispensing systems.

Recently Issued Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. This update will be effective for us the first quarter of 2012, applied retrospectively with early adoption permitted.  As of November 2011, FASB was considering deferral of some aspects of this ASU. As ASU 2011-05 is only a presentation standard, its adoption will not have any significant impact on our financial position, operating results or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The entity may choose each reporting period for which reporting units, if any, the qualitative assessment will be made. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

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

In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the fair value of the purchase consideration over the fair values of the net tangible and intangible assets acquired, which is tax-deductible over a fifteen-year period. The following table summarizes the fair value acquisition accounting for Pandora on the September 29, 2010 purchase date (in thousands):

Fair Values
Acquired

Cash	$297
Accounts receivable	416
Indemnification asset	1,000
Intangibles	2,420
Goodwill	3,561
Deferred tax asset	108
Total assets	7,802

Accrued compensation/other	292
Deferred service revenue	510
Litigation contingency	1,000
Total liabilities	1,802

Net assets acquired	$6,000

Cash consideration, fair value	$6,000

The $0.4 million fair value of accounts receivable consists of gross contractual commitments from customers less the amount not expected to be collected. The $0.5 million of deferred service revenue represents the fair value, using estimated discounted cash flows, of acquired remaining performance obligations under service contracts.

Additionally, an acquired legal contingency related to a contractual dispute between Pandora and a third party resulted in a liability accrual of $1.0 million, measured under ASC 450, Contingencies, guidance.  An indemnification asset of $1.0 million was also recorded, since the former shareholders of Pandora had agreed to indemnify Omnicell against losses related to the litigation and a portion of the purchase price was placed in escrow to secure the indemnification obligations of the former Pandora shareholders.

This lawsuit was settled on February 17, 2011 for $1.2 million, the settlement amount of which was paid entirely from the selling shareholders’ escrow account. As this is considered a new development, rather than evidence of conditions existing at the September 29, 2010 acquisition date, the disclosure of this dispute in the original purchase price allocation was not adjusted. However, as a recognized subsequent event, on our balance sheet as of December 31, 2010 we recorded the updated $1.2 million values for the acquired legal contingency and the indemnification asset. Furthermore, during the three months ended March 31, 2011, the $1.2 million asset and $1.2 million liability were reversed after settlement from the seller’s escrow account. There was no impact on net income for either 2010 or 2011.

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

Note 3.  Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income  for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the nine months ended September 30, 2011 and 2010 were 2,089,739 and 2,019,161, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30.		Nine Months Ended September 30.
	2011	2010	2011	2010
Basic:
Net income	$2,994	$1,276	$6,251	$4,220
Weighted average shares outstanding — basic	33,209	32,822	33,132	32,534
Net income per share — basic	$0.09	$0.04	$0.19	$0.13

Diluted:
Net income	$2,994	$1,276	$6,251	$4,220
Weighted average shares outstanding — basic	33,209	32,822	33,132	32,534
Add: Dilutive effect of employee stock plans	1,010	718	968	849
Weighted average shares outstanding — diluted	34,219	33,540	34,100	33,383
Net income per share — diluted	$0.09	$0.04	$0.18	$0.13

Note 4.  Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification (1)

Cash	$13,039	$—	$—	$13,039	$13,039	$—	N/A
Money market funds	166,264	—	—	166,264	166,264	—	Available for sale
Non-U.S. Government securities	8,098	3	—	8,101	—	8,101	Available for sale
Total cash, cash equivalents and short-term investments	$187,401	$3	$—	$187,404	$179,303	$8,101

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification (1)

Cash	$25,593	$—	$—	$25,593	$25,593	$—	N/A
Money market funds	150,042	—	—	150,042	150,042	—	Available for sale
Non-U.S. government securities	8,074	12	—	8,086	—	8,074	Held-to-maturity
Total cash, cash equivalents and short-term investments	$183,709	$12	$—	$183,721	$175,635	$8,074

(1)           For Available-for-sale securities, fair value is the asset’s carrying value, equal to the amortized cost plus any unrealized gains/losses. For Held-to-maturity securities, the amortized cost is the asset’s carrying value (since there are no other-than-temporary impairments) and the fair value gains/losses are not only unrealized, but also unrecorded.

The money market fund is a daily-traded cash equivalent with price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As the demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale.

The short term investments purchased in November 2010 were comprised of California revenue anticipation notes, which matured in June 2011. In previous periods, these were recorded at their carrying cost as Held-to-maturity as we had both the ability and intent to keep these investments until they mature.  The notes were considered a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from same-day, same-security trades.

The short term investments purchased in September 2011 are comprised of California revenue anticipation notes, which mature in June 2012. As this is the initial investment in a broader portfolio strategy for yield management, these are considered Available-for-sale.  The notes are considered a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from same-day, same-security trades.

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At September 30, 2011
Money market funds	$166,264	$—	—	$166,264
Non U.S. Government securities	—	8,101	—	8,101
Total	$166,264	$8,101	—	$174,365
At December 31, 2010
Money market funds	$150,042	—	—	$150,042
Total	$150,042	—	—	$150,042

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short maturities implied.

The following table displays the financial assets measured at carrying cost, recorded in Short-term investments, for which disclosure of fair value is required on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2010
Non-U.S. Government securities	—	$8,086	—	$8,086
Total	—	$8,086	—	$8,086

Note 5. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$7,772	$4,252
Work in process	92	153
Finished goods	9,192	5,380
Total	$17,056	$9,785

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Equipment	$24,286	$20,045
Furniture and fixtures	1,800	1,681
Leasehold improvements	3,686	3,182
Purchased software	19,595	18,095
Capital in process	2,284	1,689
	51,651	44,692
Accumulated depreciation and amortization	(34,761)	(30,341)
Property and equipment, net	$16,890	$14,351

Depreciation and amortization of property and equipment totaled approximately $1.5 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation and amortization of property and equipment totaled approximately $4.3 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Net minimum lease payments to be received	$15,472	$16,284
Less unearned interest income portion	1,636	1,843
Net investment in sales-type leases	13,835	14,441
Less current portion(1)	5,014	5,217
Non-current net investment in sales-type leases(2)	$8,821	$9,224

The minimum lease payments under sales-type leases as of September 30, 2011 were as follows (in thousands):

2011 (remaining three months)	$1,580
2012	5,502
2013	3,649
2014	2,601
2015	1,594
Thereafter	546
Total	$15,472

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.2 million as of September 30, 2011 and $0.1 million as of December 31, 2010.

(2)     Net of allowance for doubtful accounts of $0.2 million as of September 30, 2011 and $0.3 million as of December 31, 2010.

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of September 30, 2011 and December 31, 2010 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for September 30, 2011:
Accounts individually evaluated for impairment	$210	$210	$—
Accounts collectively evaluated for impairment	112	13,947	13,835
Ending balances: September 30, 2011	$322	$14,157	$13,835
Credit loss disclosure for December 31, 2010:
Accounts individually evaluated for impairment	$283	$283	$—
Accounts collectively evaluated for impairment	128	14,569	14,441
Ending balances: December 31, 2010	$411	$14,852	$14,441

The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the three months and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Allowance for credit losses, beginning of period	$353	$411
Current period provision (reversal)	(7)	(16)
Recoveries of amounts previously charged off	(24)	(73)
Allowance for credit losses at September 30, 2011	$322	$322

Note 8. Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,479	$2,751	$4,230	$1,142	$3,088	5-16 years
Acquired technology	980	140	840	980	35	945	3-7 years
Patents	790	163	627	654	152	502	20 years
Trade name	90	30	60	90	8	82	3 years
Non-compete agreements	60	20	40	60	5	55	3 years
Total finite-lived intangibles	6,150	1,832	4,318	6,014	1,342	4,672

Goodwill	28,543	—	28,543	28,543	—	28,543	Indefinite
Net intangibles and goodwill	$34,693	$1,832	$32,861	$34,557	$1,342	$33,215

Amortization expense totaled $0.2 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense totaled $0.5 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.  Estimated annual expected amortization expense of the finite-lived intangible assets at September 30, 2011 is as follows (in thousands):

2011 (remaining three months)	$163
2012	653
2013	641
2014	601
2015	579
2016	229
Thereafter	1,452
Total	$4,318

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued Group Purchasing Organization (GPO) fees	$2,081	$2,272
Rebates and lease buyouts	1,636	1,923
Advance payments from customers	1,463	1,978
Share repurchases settled following period	1,226	—
Pre-acquisition contingency	—	1,200
Other	1,386	1,311
Total	$7,792	$8,684

Note 10. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$23,164	$18,739
Cost of revenues, excluding installation costs	(11,003)	(7,020)
Deferred gross profit	$12,161	$11,719

Note 11. Commitments

At September, 30, 2011, the minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2011 (remaining three months)	$887
2012	1,888
2013	582
2014	356
2015	178
Total	$3,891

Commitments under operating leases relate primarily to leasehold property and office equipment.

Please refer to Note 16 “Subsequent event” for discussion of our recently executed lease and future relocation plans, which were not part of the above presented commitments at September 30, 2011.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $6.1 million as of September 30, 2011.

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

During the three months ended September 30, 2011 we repurchased 182,784 shares at an average cost of $14.01 per share, including commissions, through the stock repurchase program.  During the nine months ended September 30, 2011 we repurchased 741,959 shares at an average cost of $14.23 per share, including commissions, through the stock repurchase program.   We repurchased none in both the three months and nine months ended September 30, 2010.

From the inception of the program in February 2008 through September 30, 2011, we repurchased a total of 4,808,255 shares at an average cost of $15.73 per share through open market purchases. As of September 30, 2011 we had $14.4 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs.

Note 14. Stock Option Plans and Share-Based Compensation

Stock Option Plans

At September 30, 2011, a total of 2,818,935 shares of common stock was reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”).  At September 30, 2011, $5.9 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.5 years.

A summary of aggregate option activity for the nine months ended September 30, 2011 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	4,740	$12.86
Granted	287	$14.53
Exercised	(318)	$8.05
Forfeited	(58)	$13.71
Expired	(35)	$20.70
Outstanding at September 30, 2011	4,616	$13.23
Exercisable at September 30, 2011	3,560	$13.40

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.  Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to non-vested restricted stock at September 30, 2011 was approximately $0.6 million and is expected to be recognized over a weighted-average period of 0.7 years. Expected future compensation expense relating to RSUs outstanding on September 30, 2011 is $3.5 million over a weighted-average period of 2.3 years.

A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2011 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value Per	Number of	Fair Value Per
	Shares	Share	Shares	Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2010	77	$12.91	308	$12.98
Granted	68	$14.71	87	$14.22
Vested	(77)	$12.91	(85)	$14.77
Forfeited	—		(8)	$12.85
Non-vested, September 30, 2011	68	$14.71	302	$12.64

Performance-based Restricted Stock Units

In 2011, we began incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. For the executive officers, the 2011 grants totaled 100,000 stock options, 50,000 time-based RSUs and 100,000 PSUs. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at September 30, 2011 was approximately $0.6 million and is expected to be recognized over a weighted-average period of 1.5 years.

Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the “Index”) and time-based vesting.  We calculate total shareholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant. The following table shows the percent of PSUs eligible for further time-based vesting based on our percentile placement:

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

A summary of activity of the PSUs for the nine months ended September 30, 2011 is presented below:

		Weighted -
		Average
		Grant Date
		Fair Value Per
Performance-based Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2010	—	—
Granted	100	$11.15
Vested	—	—
Forfeited	—	—
Non-vested, September 30, 2011	100	$11.15

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2011, 3,404,995 shares had been issued under the ESPP.  As of September 30, 2011 there were a total of 1,926,560 shares reserved for future issuance under the ESPP.  During the three months and nine months ended September 30, 2011, 166,762 and 445, 965 shares of common stock, respectively, were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, Stock Compensation.

The impact on our results for share-based compensation for the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product and service revenues	$358	$293	$1,108	$993
Research and development expenses	333	159	1,005	537
Selling, general and administrative expenses	1,720	1,746	5,141	4,922
Total share-based compensation expenses	$2,411	$2,198	$7,254	$6,452

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued via Monte Carlo simulation, as described above.

Note 15. Restructuring and Impairment

During the third quarter of 2010, we implemented a restructuring plan to close our offices in Bangalore, India and The Woodlands, Texas, and consolidate the activities of these two locations with our Mountain View, California and Nashville, Tennessee operations in an effort to increase the efficiency of operations and promote collaboration among our engineering teams.  We substantially completed this consolidation by September 30, 2010.

The $1.2 million of third quarter 2010 restructuring/impairment charges were recorded primarily in operating expenses, consisting of $0.3 million in severance for departing employees, $0.5 million relocation benefits for transferring employees, $0.2 million of exit and disposal costs related to the closed facilities, and $0.2 million for impairment of leasehold improvements and certain service tax reimbursement claims. The majority of the $0.2 million remaining restructuring accrued liabilities at December 31, 2010 were paid by September 30, 2011, except for the final legal/administrative exit costs for the India operation.

Note 16. Subsequent Event

In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease. The term of the lease agreement is for a period of 120 months, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates; both extensions are for an additional 60 month term.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of automated solutions for hospital medication and supply management. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. When used in combination, our products and services provide healthcare facilities with a comprehensive solution designed to enhance patient safety and improve operational efficiency. Over 2,500 hospitals utilize one or more of our products, of which more than 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying and tracking medications and medical and surgical supplies.

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

Operating Environment During the Three Months and Nine Months Ended September 30, 2011

Our revenues have grown year-over-year for both product and services, with overall revenue growth of 14.5%, comparing $64.4 million for the third quarter of 2011 with $56.3 million for the third quarter of 2010. Overall revenue growth was 10.6% for the nine month period ending September 30, 2011 at $182.6 million as compared to $165.1 million for the same period in 2010. Product revenue growth is reflective of installations as allowed for by our customers’ schedules while service revenue growth reflects a growing installed base.  Our profitability improved with both product margins and service margins showing gains for the nine month period ended September 30, 2011 over the prior year period. Product and service margins were virtually unchanged for the three months ended September 30, 2011 over the prior year quarter.

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

We maintain a development staff with expertise in hospital logistics and computerized automated solutions that allows us to deliver new innovations to the market.  Our ability to grow revenue and maintain positive cash flow is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

During the third quarter of 2011, we achieved higher performance in total revenues and net income compared to the second quarter of 2011. Product revenue increased by $3.6 million or 7.7%, while service revenue decreased slightly, by $0.1 million.  Overall gross margins for the third quarter of 2011 declined to 53.5% from 55.4% in the prior quarter. Product gross margins declined to 55.0% on revenue of $49.8 million as compared with 57.3% on revenue of $46.2 million in the second quarter of 2011.  Service gross margins also declined, to 48.4% on revenue of $14.7 million as compared to 49.5% margins on $14.8 million in revenue in the prior quarter.  The initial supply of our new computer console for the G4 platform was produced in our factory in California to assure a smooth transition and quick correction of any initial production issues.  Consequently, we carried inventories of components and finished goods normally carried by our suppliers.  That early production carried a higher cost than products supplied through our normal manufacturing partners in China, which contributed to a decrease in gross margin to 53.4% between the second and third quarters. We have now transitioned the bulk of our production to China, and expect to see product gross margins increase again as the California-based production is consumed.

Cash, cash equivalents and short-term investments increased during the third quarter of 2011from $181.3 million to $187.4 million, with a $3.2 million sequential quarter improvement in operating cash flow deriving primarily from stabilization of gross inventories after the preceding six months of inventory growth in support of our transition to our G4 platform.  Additionally, settlements for share repurchases required $1.3 million of cash during the three months ended September 30, 2011.

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

•   Inventory;

•   Valuation of share-based awards; and

•   Accounting for income taxes.

During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies and estimates, except for the initial adoption of revised revenue recognition guidance for multiple element deliverables, as described below.

Revenue recognition. We earn revenues from sales of our medication and supply dispensing systems, with related services, which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

•                  Products — Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

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

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.

We also use the residual method of allocating the arrangement consideration in certain circumstances. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011 and not subsequently materially-modified. The use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months or the nine months ended September 30, 2011.  In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, less than half of the revenue we recognized during the nine months ended September 30, 2011 was subject to the new revenue recognition guidance. In the future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future quarter are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

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

Material Weakness in Internal Control Over Financial Reporting

Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2011 were not effective at the reasonable assurance level.  Our remediation efforts commenced in connection with the identified material weakness described below have not yet been completed, and therefore we continue to have such material weakness which was evaluated in the same manner at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the nine months ended September 30, 2011, we took the following remediation steps:

•                  We engaged our third-party tax consultant to enhance the tax provision review process.   These enhancements include the tax consultant’s detailed review of the income tax provision, regular discussions with our management and consultation, as necessary, with our independent registered public accounting firm.

•                  We commenced a search for a Senior Tax Manager.

•                  We continued the implementation of certain tax software packages.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly represent our consolidated financial position as of September 30, 2011, our consolidated results of operations for the three months and nine months ended September 30, 2011 and our cash flows for the nine months ended September 30, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and IFRS. The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements.  This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. This update will be effective for us the first quarter of 2012, applied retrospectively with early adoption permitted.  As of November 2011, FASB was considering deferral of some aspects of this ASU. As ASU 2011-05 is only a presentation standard, its adoption will not have any significant impact on our financial position, operating results or cash flows.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The entity may choose each reporting period for which reporting units, if any, the qualitative assessment will be made. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate it will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentages)				(in thousands, except percentages)
	2011		2010		2011		2010
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$49,790	77.3%	$43,241	76.8%	$138,583	75.9%	$127,559	77.2%
Service and other revenues	14,649	22.7%	13,045	23.2%	44,021	24.1%	37,580	22.8%
Total revenues	64,439	100.0%	56,286	100.0%	182,604	100.0%	165,139	100.0%
Cost of revenues:
Cost of product revenues	22,429	34.8%	19,449	34.5%	59,995	32.9%	57,723	35.0%
Cost of service and other revenues	7,562	11.8%	6,698	11.9%	22,704	12.4%	20,823	12.6%
Restructuring charges	—	—%	39	0.1%	—	—%	39	—%
Total cost of revenues	29,991	46.6%	26,186	46.5%	82,699	45.3%	78,585	47.6%
Gross profit	34,448	53.4%	30,100	53.5%	99,905	54.7%	86,554	52.4%
Operating expenses:
Research and development	6,019	9.3%	6,089	10.8%	16,139	8.8%	15,604	9.4%
Selling, general and administrative	23,635	36.7%	19,851	35.3%	73,713	40.4%	61,789	37.4%
Restructuring /asset impairment charges	—	—%	1,157	2.0%	—	—%	1,157	0.7%
Total operating expenses	29,654	46.0%	27,097	48.1%	89,852	49.2%	78,550	47.5%
Income from operations	4,794	7.4%	3,003	5.4%	10,053	5.5%	8,004	4.9%
Interest and other income (expense)	(191)	(0.3)%	159	0.3%	(66)	—%	286	0.2%
Income before provision for income taxes	4,603	7.1%	3,162	5.7%	9,987	5.5%	8,290	5.1%
Provision for income taxes	1,609	2.5%	1,886	3.4%	3,736	2.1%	4,070	2.5%
Net income	$2,994	4.6%	$1,276	2.3%	$6,251	3.4%	$4,220	2.6%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months and nine months ended September 30, 2011 and 2010 and the percentage changes between those periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Product revenues	$49,790	$43,241	15.1%	$138,583	$127,559	8.6%
Cost of product revenues	22,429	19,449	15.3%	59,995	57,723	3.9%
Gross profit	$27,361	$23,792	15.0%	$78,588	$69,836	12.5%

Product revenues increased by $6.5 million, or 15.1% in the three months ended September 30, 2011 as compared to the same period in 2010.  Product revenues increased by $11.0 million, or 8.6% in the nine months ended September 30, 2011 as compared to the same period in 2010.  Our ability to grow revenue is dependent on our ability to continue to receive orders from customers, the volume of installations we are able to complete, our ability to meet customer needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.  The timing of our product revenues is primarily dependent on when our customers’ schedules allow for installations. Timing of installations, as well as increased sales to customers, in part due to revenues generated from our G4 cabinet console platform, resulted in increased revenue in the three and nine months ended September 30, 2011.

Cost of product revenues increased by $3.0 million, or 15.3% in the three months ended September 30, 2011 as compared to the same period in 2010, and increased by $2.3 million, or 3.9% in the nine months ended September 30, 2011 as compared to the same period in 2010.   The increase for both the three month and nine month comparisons was primarily a function of revenue growth. Cost of product revenues was also unfavorably impacted by product mix and higher product costs related to the manufacturing cost of the new G4 cabinet console platform released on May 2, 2011. The early production units of the G4 cabinet console were at a higher product cost than our previous generation product. This is due to initial production line ramp up and longer production cycles to validate the manufacturability and quality of the new console. The majority of the higher production line cost was absorbed in the three months ended September 30, 2011, and our future cost of product revenues are expected to be more reflective of the previous product.

Gross profit on product revenue increased by $3.6 million, or 15.0% in the three months ended September 30, 2011 as compared to the same period in 2010.   Gross profit on product revenue increased by $8.8 million, or 12.5% in the nine months ended September 30, 2011 as compared to the same period in 2010. The increases for both periods were the result of the increase in revenue and the higher initial costs of the new G4 cabinet console detailed above.

We expect total revenues in 2011 to increase approximately 10% compared to 2010, but we do not foresee any significant changes in the percentage of total revenues represented by product revenue or our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and nine months ended September 30, 2011 and 2010 and the percentage change between those periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Service and other revenues	$14,649	$13,045	12.3%	$44,021	$37,580	17.1%
Cost of service and other revenues	7,562	6,698	12.9%	22,704	20,823	9.0%
Restructuring charges	—	39	(100.0)%	—	39	(100.0)%
Gross profit	$7,087	$6,308	12.3%	$21,317	$16,718	27.5%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services.  Service and other revenues increased by $1.6 million, or 12.3% in the three months ended September 30, 2011 as compared to the same period in 2010.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.   Service and other revenues increased by $6.4 million, or 17.1% in the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems, higher professional service revenues, growth in analytical services and support and higher month-to-month rentals.

Cost of service and other revenues increased by $0.9 million, or 12.9% in the three months ended September 30, 2011 as compared to the same period in 2010.  Cost of service and other revenues increased by $1.9 million, or 9.0% in the nine months ended September 30, 2011 as compared to the same period in 2010.  This increase was primarily due to an increase in service support headcount and spare parts expense in support of the expanded service base.

Gross profit on service and other revenues increased by $0.8 million, or 12.3% in the three months ended September 30, 2011 as compared to the same period in 2010.  Gross profit on service and other revenues increased by $4.6 million, or 27.5% in the nine months ended September 30, 2011 as compared to the same period in 2010.  This increase was due to increased revenues from an expanded installed base without a significant and proportional growth in service cost.

We expect our gross profit on service and other revenues to remain consistent for the remainder of 2011.

Operating Expenses

The table below shows our operating expenses for the three months and nine months ended September 30, 2011 and 2010 and the percentage changes between those periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Research and development	$6,019	$6,089	(1.1)%	$16,139	$15,604	3.4%
Selling, general and administrative	23,635	19,851	19.1%	73,713	61,789	19.3%
Restructuring / asset impairment charges	—	1,157	(100.0)%	—	1,157	(100.0)%
Total operating expenses	$29,654	$27,097	9.4%	$89,852	$78,550	14.4%

Research and Development.  Research and development expenses decreased by $0.1 million, or 1.1% in the three months ended September 30, 2011 as compared to the same period in 2010.  Research and development expenses represented 9.3% and 10.8% of total revenues in the three months ended September 30, 2011 and 2010, respectively. The decrease was due primarily to a $0.8 million increase in compensation costs related to increased staffing, offset by decreased spending of $0.4 million and $0.3 million for outside services and prototypes, respectively, and a $0.2 million decrease reflecting higher labor capitalized for software development in the current period. The capitalization of software development costs increased from $0.2 million for the third quarter of 2010 to $0.4 million for the third quarter of 2011, due to modestly higher beta testing of new products in the current period.

Research and development expenses increased $0.5 million, or 3.4% in the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  Research and development represented 8.8% and 9.4% of total revenues in the nine months ended September 30, 2011 and 2010, respectively.  The increase was due primarily to a $2.3 million increase in compensation costs related to increased staffing, $0.3 million from the year ago period’s favorable timing effect on expenses due to a reduction in accrued vacation and $0.3 million in other increases.  These increases were offset by decreased spending of $0.5 million for outside services and a $1.9 million decrease reflecting higher labor capitalized for software development in the current period.  The capitalization of software development costs increased from $1.6 million for the nine months ended September 30, 2010 to $3.5 million for the nine months ended September 30, 2011, due to the higher level of beta testing that preceded several new product introductions in the third quarter of 2011.

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

Selling, General and Administrative. Selling, general and administrative expenses increased by $3.8 million, or 19.1% in the three months ended September 30, 2011 compared to the same period in 2010.  This increase was primarily due to a $1.4 million increase in compensation costs related to increased sales and marketing staffing and a $0.8 million increase in freight and travel costs, as well as a $2.4 million increase due to the non-recurrence, in the 2011 period, of the September 2010 Flo litigation settlement, which resulted in release of the $2.4 million liability in excess of the amounts settled as a favorable third quarter 2010 expense adjustment. These increases were partially offset by reductions of $0.6 million in professional services and $0.2 million of other costs. Selling, general and administrative expenses represented 36.7% and 35.3% of total revenues in the three months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses increased $11.9 million, or 19.3% in the nine months ended September 30, 2011 as compared to the corresponding period in 2010.  This increase was primarily due to a $6.3 million increase in compensation costs related to increased sales and marketing staffing, $0.6 million from the year ago period’s favorable timing effect on expenses due to a reduction in accrued vacation, the aforementioned $2.4 million increase from the September 2010 Flo litigation liability release, a $1.0 million increase for the 2011 Medacist litigation settlement and related legal costs, and a $2.2 million increase in freight, travel and other costs.  Reduced outside service spending of $0.6 million partially offset these increases. Selling, general and administrative expenses represented 40.4% and 37.4% of total revenues in the nine months ended September 30, 2011 and 2010, respectively.

We expect selling, general and administrative expenses to be consistent in absolute dollars for the remainder of 2011 as we have aligned our cost structure to the current economic and market environments.

Restructuring charges. Operating expenses for the three months and nine months ended September 30, 2010 included restructuring charges of $1.2 million related to facilities consolidation involving closure of our facilities in The Woodlands, Texas and Bangalore, India. Costs recorded related primarily to severance and relocation pay, lease terminations, asset impairment, consulting and travel. Additionally, the tax provision of $1.9 million for the three months ended September 30, 2010 included $0.6 million of discrete tax impacts from the closure of the Bangalore, India facility, related to repatriation of accumulated foreign earnings. We substantially completed this consolidation by September 30, 2010. Most of the remaining restructuring related accrued liabilities have been paid by September 30, 2011, except for the immaterial final legal/administrative exit costs for the India operation.

Share-based Compensation. The impact of share-based compensation on our operating results for the three months and nine months ended September 30, 2011 is discussed in Note 14, Stock Option Plans and Share-Based Compensation.

Provision for Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annualized effective tax rate before discrete items was 40% and 45% for the nine-month periods ended September 30, 2011 and 2010, respectively. The 2011 annualized effective tax rate differed from the statutory rate of 35% primarily due to the negative impact of state income taxes, and non-deductible equity charges under ASC 740-718, which were partially offset by the benefit of the federal research credit. The 2010 annualized effective tax rate differed from the statutory rate of 35%, primarily due to the impact of state income taxes and non-deductible equity charges under ASC 740-718. Our effective tax rate for the nine-month periods ended September 30, 2011 and 2010 was approximately 37% and 49%, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $179.3 million at September 30, 2011, as compared to $175.6 million at December 31, 2010, plus an additional $8.1 million of short term investments at each reporting date.  All of our cash is in low risk short term money market funds or demand deposits. The $8.1 million of short term investments held at September 30, 2011 consisted of California revenue anticipation notes which are scheduled to mature June 26, 2012. We have no long term investments.  We believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$14,629	$10,568
Net cash used in investing activities	(10,421)	(12,238)
Net cash (used in) provided by financing activities	(400)	11,071
Effect of exchange rate changes on cash and cash equivalents	(140)	(6)
Net increase in cash and cash equivalents	$3,668	$9,395

Operating activities provided $14.6 million of cash during the nine months ended September 30, 2011, compared to $10.6 million for the nine months ended September 30, 2010.  The main drivers for the $4.0 million increase in cash generated from operations were a $2.0 million increase in net income, a $3.7 million increase from the change in prepaid expenses, a $2.0 million increase from the change in accrued liabilities and a $2.2 million increase from the change in deferred service revenue. This increase was primarily offset by an $8.3 million difference in the change in inventory due to purchase and ramp up in anticipation of several product introduced in May 2011 and a $2.1 million change in accounts payable.

Cash used in investing activities totaled $10.4 million during the nine months ended September 30, 2011, compared to $12.2 million of cash used in investing activities during the nine months ended September 30, 2010. This $1.8 million decrease in cash used was primarily due to the prior year’s $5.7 million acquisition of Pandora on September 29, 2010, offset by a $1.9 million increase in spending in the current period for beta testing of several new software applications for external sale or lease and a $2.1 million increase in spending on property and equipment.

Cash used in financing activities was $0.4 million during the nine months ended September 30, 2011, as compared to cash generation of $11.1 million during the nine months ended September 30, 2010, a difference of $11.5 million in cash used. Cash usage in the nine months ended September 30, 2011 included $10.6 million to acquire our stock under our stock repurchase program in the period as compared to no such activities in the prior year period. Additionally, cash generated from exercises of stock options was $0.9 million lower during the nine months ended September 30, 2011 as compared to the prior year period.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2011.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at September 30, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)	$3,891	$2,595	$1,029	$267	$—
Commitments to contract manufacturers and suppliers(2)	6,064	6,064	—	—	—
Total	$9,955	$8,659	$1,029	$267	$—

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

In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease. The term of the lease agreement is for a period of 120 months, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates; both extensions are for an additional 60 month term.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2011, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our efforts to remediate the material weakness described below and identified by the same evaluation conducted at December 31, 2010 and set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 were not yet completed, and therefore our disclosure controls and procedures as of September 30, 2011 were not effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for such reports.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of September 30, 2011, our consolidated results of operations for the three months and nine months ended September 30, 2011, and our cash flows for the nine months ended September 30, 2011.

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

Other than the material weakness noted above, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense), PhACTs LLC, Talyst, Inc., Stinger Medical, Stanley Black and Decker (through their acquisition of InfoLogix, Inc.),  Ergotron, Inc., Capso Solutions (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas, Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH.

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

The purchase of our medication and supply dispensing systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems and as a result, our sales cycles are often lengthy. The purchase of our medication and supply dispensing systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.

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

If we are unable to make effective use of our increased sales staff, we will have higher expenses without the benefits of increased market penetration and profitable sales growth

During the last twelve months, we have increased direct territory sales staff by approximately 30%. We expect an increase in the sales productivity of these new hires as they are trained and begin to develop sales leads in their assigned territories, however, there is no guarantee that this increased sales staff will result in a proportional increase in new business. If we encounter obstacles to the effectiveness of our sales staff, we will adjust our efforts to support their success, and this may result in higher expenses without corresponding increases in market penetration or sales growth.

We have experienced substantial changes in our annual revenue based on customer demand and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

Our revenue has increased by 10.6% for the nine months ended September 30, 2011 as compared to the prior year same period. For our last completed fiscal year, revenue increased by $8.9 million or 4.2% to $222.4 million for the year ended December 31, 2010 compared to $213.5 million for 2009. However, revenues for the year ended December 31, 2009 declined by $38.4 million or 15.2% from $251.9 million in 2008.

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

If construction of our new headquarters building is not completed on schedule, we risk increased costs and possible interruption of our business.

We  entered into a long term lease for a new headquarters building that will be constructed between November 2011 and November 2012.We  intend to move into the new building at the end of 2012.  In the event that our new facility is not completed in time for us to move prior to year end 2012, the lease for our current headquarters facility allows for continuation of the lease on a month to month basis for one year following November 30, 2012, however the monthly rent pursuant to such basis would be at a substantial increase to our current monthly rent.  If our new headquarters facility is not completed by November 30, 2012, we would, under the continuation terms of our current lease, incur additional costs of $6,368 per day for up to a period of one year.  If the new headquarters facility is not completed by November 30, 2013, we do not expect our current landlord to further extend our current lease and therefore we could experience interruptions to our business while we secure a new headquarters facility.

Our disclosure controls and procedures for internal control over financial reporting were not effective as of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011.  Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments

As of December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts recorded for the tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

Notwithstanding the above-mentioned material weakness, we believe that the consolidated financial statements are fairly stated in all material respects as of the year ended December 31, 2010 and for the three months and nine months ended September 30, 2011.  Our management has committed to corrective actions for the current fiscal year to remediate this material weakness, as described under Item 2 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Weakness in Internal Control Over Financial Reporting.”

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

During the nine months ended September 30, 2011, our common stock traded between $12.86 and $18.15 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

We frequently grant stock options to our employees. At September 30, 2011, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.23 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Our U.S. government lease contracts are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into, recognize revenue and sell receivables based on these leases.

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of September 30, 2011, the balance of our unsold leases to U.S. government customers was $11.2 million.

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

Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position

Intellectual property claims against us could harm our competitive position, results of operations and financial condition.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by the Company during the three months ended September 30, 2011:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit), including commissions	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1—31, 2011	—	$—	—	$16.9 million
August 1—31, 2011	13,796	14.02	13,796	$16.7 million
September 1—30, 2011	176,568	14.09	168,988	$14.4 million
Total	190,364	$14.08	182,784

(1)                                  Of the total, 182,784 shares of common stock were repurchased under our 2008 stock repurchase program, and 7,580 shares of common stock were withheld in satisfaction of tax withholding obligations upon vesting of restricted stock units.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(4)	Bylaws of Omnicell, Inc., as amended
4.1(1)	Form of Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2011 Executive Officer Compensation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

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

OMNICELL, INC.

Date: November 4, 2011
/s/ ROBIN G. SEIM
Robin G. Seim
Duly Authorized Officer, Chief Financial Officer and Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(4)	Bylaws of Omnicell, Inc., as amended
4.1(1)	Form of Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2011 Executive Officer Compensation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

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