Form 10-K
period 2011-12-31
OMNICELL, Inc
filed 2012-03-08
CIK 926326

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2011 was $497.7 million (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,152,317 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2011, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2011 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2011. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          As of February 23, 2012, there were 33,488,366 shares of the registrant's common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2011 Form 10-K Annual Report

PART I

ITEM 1    BUSINESS

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

        We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, SecureVault™, SafetyMed®, Optiflex™, vSuite™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ , Savvy™, Pandora®, Pandora Via™, Executive Advisor™ and

Touch & Go™. This report also includes other trademarks, service marks and trade names of other companies. All other trade names used in this report are trademarks of their respective holders.

Overview

        We are a leading provider of automated solutions for hospital medication and supply management. Our automation and analytics solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow and increase operational efficiency. Approximately 2,600 hospitals utilize one or more of our products, of which more than 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies.

        The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors. The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a landmark report in 2006 that estimated 1.5 million medication errors are made each year in the United States. Acute care facilities must adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Healthcare reform in the United States is driving the need for further process efficiency to control costs. We provide solutions to help hospitals address these problems. Our systems provide a comprehensive medication control and dispensing solution, starting from the point of entry into the hospitals and other health care providers, through the central pharmacy, to the nursing station and, ultimately, to the patient's bedside. Our solutions utilize advanced, software-based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication barcode verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and in inventory control and extraneous process steps.

        Similar to our medication solutions, our medical and surgical supply systems provide acute care hospitals control over consumable supplies critical to providing quality healthcare. Our solutions provide inventory control software that is designed to ensure critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture. Our systems automate the tracking of activities in perioperative areas such as the operating room and catheter lab, including tracking implantable tissue grafts for additional patient safety and regulatory compliance.

        Additionally, we offer analytics and reporting software for pharmacists and materials managers to more easily manage inventory flow, tracking and optimization. These reports are often used to identify hospital employees who may be improperly diverting pharmaceuticals stored in the automated dispensing cabinets. Such diversion or theft, especially of controlled substances, could result in black market sales or other illicit uses.

Business Strategy

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

  •
  Further penetrating the existing hospital and other healthcare provider market for our products through sustaining technological leadership in our products by:

  •
  Consistently innovating our product and service offerings; and

  •
  Maintaining our flexibility in customer product design and in the installation process.

  •
  Increasing penetration of the international market by:

  •
  Bringing new products and technologies to market that are specific to international markets;

  •
  Partnering with companies that have sales, distribution, or other capabilities that we do not possess in non-U.S. geographies; and

  •
  Increasing customer awareness of safety issues in the administration of medications.

  •
  Expanding our product offering through acquisitions and partnerships.

        We provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. To meet these needs, we strive to provide proprietary, innovative solutions that help our customers stay focused on their goal of providing quality healthcare at affordable costs. Our solutions are designed to provide everything the customer requires for installation and maintenance of medication and medical and surgical supply control. Our goal of improving healthcare for everyone has led us to take certain steps in the development of our business and our long term approach to our market, such as:

  •
  Innovating products to address patient safety and cost-containment pressures facing healthcare facilities while improving clinician workflow and overall operating efficiency;

  •
  Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of institutional pharmacies to stand-alone community hospitals to multi-hospital entities and Integrated Delivery Networks, or IDNs;

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

        We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include the fourth generation Omnicell® G4 platform with a single unified database across the automated medication dispensing system. This single database is designed to decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The G4 platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient. The new platform offers a consistent user interface across all of our products.

        Included in the Omnicell G4 platform are a number of our products, including:

  •
  G4 Cabinet Console with integrated medication label printer—provides easier workflows for accurate medication retrieval, waste and accounting. The G4 cabinet console offers many state-of the-art features and innovations such as the new Medication Label Printer. This unique Omnicell offering allows nurses to print patient-specific labels during medication issue, supporting compliance with the Joint Commission National Patient Safety Goals described below. Also included is our new Touch & Go™ G4 biometric ID system, designed with state-of-the-art biometrics hardware and software to improve efficiency and security. The G4 console leverages technologies that boost reliability, security and performance, while meeting the most recent requirements for electronic healthcare records. The new G4 platform also positions customers to take advantage of future innovations.

  •
  Savvy Mobile Medication System—integrates with Omnicell's automated dispensing cabinets and the hospital's information technology system to allow nurses to safely and securely transport medications from the dispensing cabinet to the bedside. The Savvy system addresses stringent patient safety requirements such as the Institute for Safe Medication Practices Core Process 10 for safe transport of medication.

  •
  Omnicell's Controlled Substance Management system—provides perpetual inventory management and an automated audit trail to help the pharmacy comply with regulatory standards while increasing efficiency. The shared database between pharmacy, the operating room and nursing cabinets tracks and monitors narcotic movement throughout the hospital, providing a closed-loop solution.

        In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheterization lab, the nursing areas and the patient point of care. We have most recently acquired an analytics solution to allow pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and to provide information that can be used to detect diversion or theft. We believe the breadth of our portfolio of automation products makes our solutions more valuable to our customers, allowing hospital clinicians to automate and control more of the medication and medical and surgical supply distribution processes. Looking forward, we expect to offer products with an even greater ability to improve patient safety for our customers, both through internal development and through acquisitions.

Industry Background

        The acute care market in the United States, where most of our sales occur, is comprised of approximately 6,400 hospitals and facilities with a total capacity of approximately 945,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.

        The delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the institution. The use of manual and paper-based systems in many hospital departments today results in highly complex and inefficient processes for tracking and delivering medications and supplies. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors have contributed to medical errors and unnecessary process costs across the healthcare sector.

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

  •
  In 2004, The Joint Commission set medication management standard 2.20, which requires that medications are properly and safely stored throughout the hospital. The Joint Commission audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

  •
  In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 and indicated that an estimated 1.5 million medication errors occur annually in the United States.

  •
  In 2008, and updated in 2009, the ISMP published guidelines for the Interdisciplinary Safe Use of Automated Dispensing Cabinets.

  •
  The Joint Commission first established the National Patient Safety Goals, or NPSG, in 2002. In 2010, NPSG 03.04.01, National Patient Safety Goals on Labeling Medications specified the need for labeling all medications, medication containers (i.e. syringes, medicine cups, basins, etc.) and other solutions on and off the sterile field in perioperative and other procedural settings.

        These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care and hospitals throughout the country are seeking to implement the most robust medication safety solutions available. Top teaching hospitals are among the early adopters of our new technologies and our customers include 11 of the 17 Honor Roll Hospitals, as rated by US News and World Report.

Healthcare Reform

        In 2009, the U.S. government passed the American Reinvestment and Recovery Act, or ARRA, which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records, or EHR). ARRA establishes minimal requirements for electronic healthcare usage and provides incentives for electronic healthcare adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act, which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population as well as limiting the cost of providing healthcare. We believe that both ARRA and the Patient Protection and Affordable Care Act will drive the need for increased efficiency in providing healthcare without reducing healthcare standards. Omnicell's G4 platform includes the only automated dispensing system that is Modular EHR certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology. We believe our products assist hospital organizations in achieving the goals of the new laws by allowing them to reduce process steps, eliminate manual tracking, reduce waste from expired medications and supplies, track quality levels and reduce errors that result in re-admissions. The new platform's single unified database across the automated medication dispensing system decreases the risk of human error and saves significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The G4 platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient.

Our Products and Services

        We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a healthcare facility's operational efficiency. Our products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems are capable of storing, packaging, barcoding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data which enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and timely reorder of supplies. These products range from industrial-grade software-driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system while optimizing the workflows for each type of medication or supply managed. Our data analytics products provide critical information to clinicians that help them optimize efficiency, safety, and security. We also provide services, including customer education and training, to help customers to optimize their use of our technology.

        Our analytics solution allows pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the identification of those engaged in narcotics diversion within the acute care hospital.

Medication Use Products

        Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Anesthesia Workstation, WorkflowRx, Controlled Substance Management, OmniLinkRx, Savvy Mobile Medication System, and Pandora Data Analytics products. To provide our customers with end-to-end medication control, our product line incorporates barcode technology throughout. Our solutions incorporate fourth generation technology, which we believe is the most advanced on the market today. Medication control technology has evolved over the past 30 years. First generation technology provided secure electronic storage and dispensing of medications in distributed locations in the hospital but was only economically viable to deploy with the most frequently used drugs and controlled substances. Second generation technology added specific patient data, electronically transmitted from other hospital information systems that, when combined with information stored in Omnicell systems, guides clinicians to the medications needed to care for specific patients at specific times in the day. Second generation technology was still limited with respect to the number and type of medications that could be tracked. Third generation technology, which we provide in our SinglePointe solution, is able to track medication dispensing and dynamically manage up to 100% of medications specific to individual patients. Used in combination with the rest of our suite of medication use solutions, we believe that SinglePointe provides advanced levels of medication management automation unavailable from any other vendor in the market today. Fourth generation technology puts all medication management capability onto a single database for increased interoperability, safety, and ease of control. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use.
SinglePointe	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the OmniRx product that controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital.
AnywhereRN	Any nursing area in a hospital department that administers medications	Software that allows nurses to remotely operate automated dispensing cabinets from virtually any workstation in the hospital.
Pandora Analytics	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools.
Savvy Mobile System	Any nursing area in a hospital department that administers medications	Mobile wireless computer and dispensing system that provides a mobile platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies.
OmniLinkRx	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling.
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems.
Controlled Substance Management	Hospital central pharmacy	Controlled substance inventory management system.
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications.

Nursing Floor Solutions

        The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use. The OmniRx features biometric fingerprint identification, advanced single-dose dispensing, barcode confirmation, integrated medication label printing and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information. As part of our G4 launch, the user interface for the OmniRx was completely redesigned to make it more intuitive and easy to use for clinicians. OmniRx has met meaningful use criteria by obtaining modular EHR certification, as defined by the Office of the National Coordinator.

        The SinglePointe solution is a software extension to the OmniRx solution that allows pharmacists to automate the distribution of specially-handled medications, enabling control of up to 100% of all medications through the automated dispensing system. The SinglePointe solution allows for patient-specific medication control which extends the benefits of automated medication distribution. These benefits include increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances to a broader range of the medication distribution process in the hospital.

        The AnywhereRN solution is a software solution that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process, allowing cabinet operations to be done in private or quieter areas. Anywhere RN is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications.

        The Pandora Analytics solution is comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls and point-of-care data analytics, as well as other features designed to assist hospitals in their efforts to improve patient safety, regulatory compliance and reduce costs.

        The Savvy Mobile Medication solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. This is a mobile medication control solution that allows both tracking and physical control of medications extended to the patient bedside. Savvy Mobile Medication solution is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet utilizing AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications, including electronic medical records and electronic medication administration records.

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

        The Controlled Substance Management solution provides perpetual inventory management and an automated audit trail to help the pharmacy comply with regulatory standards while increasing efficiency. The shared database between the pharmacy, the operating room and nursing cabinets tracks and monitors narcotic movement throughout the hospital, providing a true closed-loop solution. The Controlled Substance Management software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. The Controlled Substance Management solution maintains a perpetual item inventory and complete audit using integrated barcode technology with both fixed and portable scanners. Barcoded forms and labels may also be generated directly from the Controlled Substance Management system.

Operating Room Solutions

        The Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician working in the operating room. The Anesthesia TT solution is a fixed-position tabletop unit designed as a medication-only system. The Anesthesia Workstation and the Anesthesia TT were redesigned as part of the G4 product release, incorporating improved ergonomics to enhance the particular workflows inherent to the operating room and to increase the software capability to better handle case management.

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

        Our supply product line includes the Omnicell Supply Cabinet, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex SS, OptiFlex CL and OptiFlex MS. Each of these products is summarized in the table below.

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

  •
  Omnicell Tissue Center allows the operating room staff to manage the chain of custody for bone and tissue specimens from the donor to the patient in the operating room. This solution enables compliance with The Joint Commission requirements and Association of Operating Room Nurses guidelines regarding the handling of tissue specimens.

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

  •
  OptiFlex CL manages supplies and creates cases in the cardiac catheterization lab, interventional radiology and other procedure areas. This solution allows real-time point of use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by physician. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage. The Implant Tracking Module records expiration date, lot and serial number information to enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.

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

Sales and Distribution

        We sell our medication dispensing and supply automation systems primarily in the United States and Canada. Approximately 98% of our product revenue for 2011 was generated in those markets. For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for greater than 10% of our revenues. The details of our foreign operations are discussed in Note 1 of the Notes to Consolidated Financial Statements under the heading "Geographic Risk." Our sales force is organized by geographic region in the United States and Canada. As of December 31, 2011, our combined direct, corporate and international distribution sales teams consisted of approximately 106 staff members. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. All of our sales representatives sell the full breadth of the Omnicell product line. Our corporate sales team focuses on large IDNs, Group Purchasing Organizations, or GPOs, and the U.S. government.

        The sales cycle for our automation systems is long and can take in excess of 24 months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.

        We have contracts with several GPOs that enable us to sell our automation systems to GPO-member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier Purchasing Partners, L.P., and Resources Optimization & Innovation. We have also contracted with the U.S.

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

        In addition, our international sales team handles sales, installation and service through distribution partners in Asia, Australia, Europe, the Middle East and South America. We have been involved in a growing number of new installations in international markets and expect to continue growing our business in light of the expected increase in global demand for hospital automation solutions. In November, we announced the introduction of a Mandarin based-product in the People's Republic of China and a comprehensive agreement with a Chinese-based company to distribute the product.

        We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.

Manufacturing and Inventory

        Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our manufacturing process consists primarily of the final assembly of components and of subassemblies which are assembled by third-party single source manufacturers. We and our partners test subassemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and schedule requirements.

        Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing and conditions for the use of our intellectual property.

        Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation typically occurs between two weeks and twelve months after the initial order is received, depending upon the customer's particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap and lower shipping costs.

Competition

        The medication management and supply chain solutions market is intensely competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards and dynamic customer requirements.

        Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), PhACTs LLC, Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH.

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

        All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyStock, WorkflowRx, OmniLinkRx, SecureVault, SafetyMed, Optiflex, vSuite, SinglePointe, AnywhereRN, Anesthesia Workstation, Savvy, Pandora, Pandora Via and Executive Advisor trademarks through the U.S. Patent and Trademark Office. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.

Research and Development

        We utilize industry-standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. During 2011 we announced numerous new product releases, including the G4 automated dispensing cabinets, the G4 Anesthesia Work Station, the Controlled Substance Management System, releases of 15.0 and 16.0 software for our automated dispensing cabinets (including the first Mandarin language software), additional medication drawer types, Optiflex 11.0 supply management software, Pandora Via 2.1 and Pandora Financials.

Employees

        As of December 31, 2011, we had a total of 773 employees, including 85 in manufacturing, 103 in research and development, 146 in sales, of which 106 comprise our combined direct, corporate and inside sales teams, 19 in sales administration and 21 in field operations who perform pre-sales activity, 155 in customer service, 141 in field operations, 43 in marketing and 100 in general and administration positions. During 2011 we continued a program begun at the end of 2010 to expand our sales team in order to provide increased territory coverage and allow for sales capacity to bring our new product solutions to market. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of our marketplace while controlling costs. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

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

Product Backlog

        Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2011 and 2010, our backlog was $133.9 million and $126.8 million, respectively.

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

Executive Officers of the Registrant

        The following table sets forth certain information as of March 1, 2012 about our executive officers:

Name	Age	Position
Randall A. Lipps	54	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	46	Senior Vice President, Field Operations
Robin G. Seim	52	Chief Financial Officer and Vice President Finance, Administration and Manufacturing
Dan S. Johnston	48	Vice President and General Counsel
Nhat H. Ngo	39	Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	50	Vice President, Global Marketing and Product Development

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

        Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.

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

        Marga Ortigas-Wedekind joined Omnicell in January of 2009 as Vice President, Marketing. In May 2009, she was named Vice President, Global Marketing and Product Development. From February 2002 to October 2008, Ms. Ortigas-Wedekind was the Senior Vice President Marketing, Development, and Clinical Affairs of Xoft, Inc., a medical device company. Ms. Ortigas-Wedekind's earlier career includes several senior marketing roles, including Guidant Corporation's Vascular Intervention Division from January 1990 to February 2000, covering international and worldwide sales and marketing, and culminating in the role of Director, Market Development. Ms. Ortigas-Wedekind received a B.A. in political economics from Wellesley College and an M.B.A. from the Stanford Graduate School of Business.

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

        Our operating results have been and may continue to be adversely affected by unfavorable global economic and market conditions as well as a lessening demand in the capital equipment market. Customer demand for our products is significantly linked to the strength of the economy. If the decrease in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions and generally reduced expenditures for capital solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.

        Additionally, as the U.S. Federal government implements recently enacted healthcare reform legislation, and as Congress, regulatory agencies and other state governing organizations continue to review and assess additional healthcare legislation and regulations, there may be an impact on our business. Healthcare facilities may decide to postpone or reduce spending until the implications of such healthcare enactments are more clearly understood, which may affect the demand for our products and harm our business.

The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.

        The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), PhACTs LLC, Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH.

        The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to, the following:

  •
  certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

  •
  competitive pressures could result in increased price competition for our products and services, fewer customer orders and reduced gross margins, any of which could harm our business;

  •
  current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer products and services to address the needs of our prospective customers;

  •
  our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion and sale of their products and services than we do;

  •
  certain competitors have greater brand name recognition and a more extensive installed base of medication and supply dispensing systems or other products and services than we do, and such advantages could be used to increase their market share;

  •
  certain competitors may have existing business relationships with our current and potential customers, which may cause these customers to purchase medication and supply dispensing systems or automation solutions from these competitors;

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

        In the second quarter of 2011, we announced the G4 platform, the Savvy Mobile Medication System, and new models or versions of our Anesthesia Workstation, Optiflex supply management software and Controlled Substance Management System. We cannot assure you that we will be successful in marketing these or any new products or services, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities' existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.

If we experience delays in installations of our medication and supply dispensing systems, resulting in delays in our ability to recognize revenue associated with our medication and supply dispensing systems, our competitive position, results of operations and financial condition could be harmed.

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

        In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems is usually between two weeks and one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which increases the difficulty in our ability to forecast our product backlog. Because we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers will also cause a delay in the recognition of revenue for that system

We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.

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

        In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, restricted stock units, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Any failure to receive approval for proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.

We have experienced substantial fluctuations in customer demand, affecting our annual revenue, and we cannot be sure that we will be able to respond proactively to future changes in customer demand.

        Macroeconomic and general market conditions in recent years have contributed to revenue volatility. Revenues for the year ended December 31, 2009 declined by $38.4 million or 15.2% from $251.9 million in 2008. For the year ended December 31, 2010, revenue increased by $8.9 million or 4.2% to $222.4 million compared to $213.5 million for 2009. For the year ended December 31, 2011, revenue increased by $23.1 million or 10.4% to $245.5 million.

        Our ability to adjust to rapid reductions in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue and profitability will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on the continued demand for our products, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

        Our expense control is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with any reduction in our revenue, which could harm our results of operations and financial position.

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services.

        The healthcare industry has faced, and will likely continue to face, significant financial constraints. Recently enacted legislation such as the American Recovery and Reinvestment Act in 2009, the Patient Protection and Affordable Care Act in 2010, the Budget Control Act of 2011, and other health reform legislation may cause customers to postpone purchases of our products while the impact of the legislation on their operations is determined. Our automation solutions often involve a significant financial commitment by our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.

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

        We currently have operations outside of the United States, including sales efforts centered in Canada and Europe and the Middle East and Asia-Pacific regions. Other international operations include a third-party service provider in India for customer support activity, our Hong Kong office to support international supply chain sourcing in Asia and our sales office and training center in Dubai, United Arab Emirates. During the fourth quarter of 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. Our international operations subject us to a variety of risks, including:

  •
  the difficulty of managing an organization operating in various countries;

  •
  growing political sentiment against international outsourcing of support services;

  •
  reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes;

  •
  changes in foreign regulatory requirements;

  •
  the requirement to comply with a variety of international laws and regulations, including labor, import, export, tax, anti-bribery and employment laws and changes in tariff rates;

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

If we are unable to maintain our relationships with group purchasing organizations or other similar organizations, we may have difficulty selling our products and services to customers represented by these organizations.

        A number of group purchasing organizations, including AmeriNet, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets, Inc. Supply Chain Systems, Novation, LLC, Premier Purchasing Partners, L.P. and Resources Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligates us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. We cannot assure you that these organizations will renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire.

If construction of our new headquarters building is not completed on schedule, we risk increased costs and possible interruption of our business.

        We entered into a long term lease for a new headquarters building that commenced construction in November 2011 and is anticipated to be completed in November 2012.We intend to move into the new building at the end of 2012. In the event that our new facility is not completed in time for us to move by December 2012, the lease for our current headquarters facility allows for continuation of occupancy on a month to month basis for one year following November 30, 2012, however the monthly rent pursuant to such basis would be at a substantial increase to our current monthly rent. If our new headquarters facility is not completed by November 30, 2012, we would, under the continuation terms of our current lease, incur additional costs of $6,368 per day for up to a period of one year. If the new headquarters facility is not completed by November 30, 2013, we do not expect our current landlord to further extend our current lease and therefore we could experience interruptions to our business while we secure a new headquarters facility.

        Additionally, we will be relocating our manufacturing operations to a new facility, yet to be identified. If the move date for the new manufacturing facility is not coincident with the headquarters move, we could experience increased costs and/or interruptions to our business.

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.

        If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these assessments. As of December 31, 2010 our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual income tax provision were not effective to ensure that amounts recorded for the income tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles.

        Based on our testing of enhanced control procedures, our management has determined that, as of December 31, 2011, we remediated the material weakness in internal control over financial reporting that existed at December 31, 2010, However, any future failure by us to maintain an effective internal control environment could negatively impact the market price of our common stock.

If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.

        During the year ended December 31, 2011, our common stock traded between $12.86 and $18.15 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

        Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We have generally been able to obtain adequate supplies of all components in a timely manner from existing sources, or where necessary, from alternative sources of supply. We engaged multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end user's acceptance of our products. These impacts could damage customer relationships and could harm our business.

Complications in connection with our ongoing business information system upgrades to adopt new accounting standards and eventually adopt changes driven by converged accounting standards for revenues, leases and other topics may impact our results of operations, financial condition and cash flows.

        We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, perhaps as early as fiscal year 2013, we will need to begin efforts to comply with final converged accounting standards established by the FASB for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies, including our revenue recognition policy, which we modified in fiscal 2011. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Our U.S. government lease contracts are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into, recognize revenue and sell receivables based on these leases.

        U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectable. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of December 31, 2011, the balance of our unsold leases to U.S. government customers was $10.6 million.

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

        Additionally, our competitors may enter into agreements with providers of hospital information management systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services.

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

        We frequently grant stock options to our employees. At December 31, 2011, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.36 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in California, Illinois, Tennessee, Dubai and China and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity
Mountain View, California	Administration, marketing, research and development and manufacturing
Waukegan, Illinois	Technical support and training facility
Nashville, Tennessee	Research and development and marketing
Dubai, United Arab Emirates	Sales, marketing and training center
Hong Kong, China	Manufacturing support

        In October 2011, we entered into a new lease for approximately 100,000 square feet of office space in Mountain View, California, to commence on or about November 1, 2012 following completion of construction, which will serve as our new headquarters for administration, marketing and research and development. We will also be relocating our manufacturing operations to a new facility, yet to be identified, which we expect will remain in the local area. For additional information regarding our obligations pursuant to operating leases, see Note 12, "Commitments" to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under "Legal Proceedings" in Note 13 "Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

        Our common stock is traded on The NASDAQ Global Select Market under the symbol "OMCL." The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
Fourth Quarter	$17.45	$12.92
Third Quarter	$18.15	$13.00
Second Quarter	$15.97	$13.25
First Quarter	$15.95	$12.86

Fiscal Year Ended December 31, 2010	High	Low
Fourth Quarter	$14.97	$12.64
Third Quarter	$13.24	$10.93
Second Quarter	$14.93	$11.32
First Quarter	$15.38	$11.15

        As of February 23, 2012, we had approximately 33,488,366 shares of common stock outstanding held by approximately 152 stockholders of record.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table sets forth the number of shares of common stock repurchased by us during the three months ended December 31, 2011:

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - 31, 2011	147,552	$13.64	147,552	$12.4 million
November 1 - 30, 2011	—	—	—	$12.4 million
December 1 - 31, 2011	24,891	16.52	—	$12.4 million

Total	172,443	$14.05	147,552

(1)
Of the total, 147,552 shares of common stock were repurchased under our 2008 stock repurchase program and 24,891 shares of common stock withheld in satisfaction of tax withholding obligations upon vesting of restricted stock units.

Performance Graph

        The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indices: The NASDAQ Composite Index and the NASDAQ Health Services index. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period.

        The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Services Index tracks the aggregate price performance of health services equity securities. Omnicell's common stock is traded on The NASDAQ Global Select Market and is a component of both indices. The stock price performance shown on the graph is not necessarily indicative of future price performance.

        Historically, we used the S&P Composite 1500 Health Care Sector in the Total Return graph as our specific industry benchmark. For the transition year of 2010, we reported both that index as well as the NASDAQ Health Services index, which has replaced it effective 2011. The NASDAQ Health Services Index is a more appropriate industry-specific benchmark for us, as certain aspects of our executive compensation plans are based on this index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., the NASDAQ Composite Index, and the NASDAQ Health Services Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
Omnicell, Inc.	100.00	144.55	65.54	62.75	77.56	88.67
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Health Services	100.00	108.32	79.23	89.61	92.33	77.63

(1)
This section is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Total revenues	$245,535	$222,407	$213,457	$251,865	$213,081
Gross Profit	$135,784	$117,917	$105,221	$128,634	$113,309
Income from operations(1)	$16,222	$9,526	$669	$17,340	$18,224
Net income	$10,389	$4,892	$444	$12,724	$43,295
Net income per share:
Basic	$0.31	$0.15	$0.01	$0.40	$1.35
Diluted	$0.30	$0.15	$0.01	$0.38	$1.28
Shares used in per shares calculations:
Basic	33,123	32,651	31,691	32,076	32,080
Diluted	34,103	33,513	32,063	33,108	33,820
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Total assets	$362,090	$343,224	$322,260	$308,542	$328,423
Long-term obligations, net of current portion	$20,305	$19,846	$21,405	$17,630	$15,963
Total stockholders' equity	$282,914	$265,214	$242,304	$233,557	$254,639

The amounts shown above include the operating results from the acquisition of Rioux Vision, Inc. from December 11, 2007 and Pandora Data Systems, Inc. from September 29, 2010.

(1)
Income from operations includes the following items:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Share-based compensation expense	$9,499	$9,015	$9,725	$11,165	$11,162

        You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data above for the years ended December 31, 2011, 2010, and 2009 and the consolidated balance sheet data at December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data above for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data) (unaudited)
2011
Total revenues	$57,160	$61,005	$64,439	$62,931
Gross profit	$31,650	$33,807	$34,448	$35,879
Income from operations	$1,029	$4,230	$4,794	$6,169
Net income	$670	$2,587	$2,994	$4,138
Net income per share:
Basic(1)	$0.02	$0.08	$0.09	$0.13
Diluted(1)	$0.02	$0.08	$0.09	$0.12

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data) (unaudited)
2010
Total revenues	$54,160	$54,693	$56,286	$57,268
Gross profit	$27,586	$28,868	$30,100	$31,363
Income from operations	$1,509	$3,492	$3,003	$1,522
Net income	$979	$1,965	$1,276	$672
Net income per share:
Basic(1)	$0.03	$0.06	$0.04	$0.02
Diluted(1)	$0.03	$0.06	$0.04	$0.02

(1)
Quarterly net income per share figures may not total to annual net income per share, due to rounding and fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option exercise prices and/or net losses recorded in quarterly periods.

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

Overview

        We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our healthcare automation solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical and surgical supplies, and are intended to enhance patient safety, reduce medication errors, improve workflow and increase operational efficiency. We sell our medication dispensing and supply automation systems primarily in the United States. Approximately 2% of our product revenue is from outside the United States and Canada, although we believe adoption of our products internationally will increase in future years. Our sales force is organized by geographic region in the United States and Canada. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls. In 2011, we manufactured the majority of our systems in our California facility and refurbishment and spare parts activities were conducted in our Illinois facility.

        In general, we recognize revenue when our systems are installed. Installation for our products generally takes place two weeks to nine months after our systems are ordered. The installation process at our customers' sites includes internal procedures associated with integrating large capital expenditures and time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at the customer's pace. The amount of revenue recognized in future periods may depend on, among other things, the terms and timing of lease contract renewals, timing of customer installations, additional product sales and the size of such transactions. We believe that future revenue will be affected by the competitiveness of our products and services.

        Our revenue increased by 10.4% from $222.4 million in 2010 to $245.5 million in 2011. Of the $23.1 million increase in revenues from 2010 to 2011, $14.8 million was attributable to an increase in product revenues for 2011 as compared with 2010, reflecting increased completed installations of our new automation products, increases in lease renewals from existing customers and a full year of revenues derived from our acquisition of Pandora Data Systems, Inc. at the end of the third quarter of 2010. Service revenues increased by $8.4 million in 2011 as compared with 2010, primarily due to growth in the installed customer base. We believe that economic conditions are improving and that spending in the healthcare industry and demand for our products will increase in the future. We believe that demand for our products in future periods will be based on:

  •
  Our expectation that the overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase, the quality of healthcare services increases and the availability of healthcare services increases;

  •
  Our expectation that the environment of increased patient safety awareness, increased regulatory control and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities;

  •
  Our continued ability to differentiate ourselves through a strategy intended to provide the best customer experience in the healthcare industry; and

  •
  Our delivery of industry-leading products with differentiated product features that are designed to appeal to nurses, pharmacists, supply chain managers, chief information officers and hospital management.

        We expect to operate through 2012 with our backlog within our objective of the next six to nine months of product revenue but we believe there will be variation from time to time. Our product backlog, consisting of orders accepted but not yet installed, increased from $126.8 million as of December 31, 2010 to $133.9 million at December 31, 2011.

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

  •
  Further penetrating the existing market for our products through sustaining technological leadership in our products by:

  •
  Consistently innovating our product and service offerings; and

  •
  Maintaining our flexibility in customer product design and in the installation process.

  •
  Increasing penetration of the international market by:

  •
  Bringing new products and technologies to market that are specific to international markets;

  •
  Partnering with companies that have sales, distribution, or other capabilities that we do not possess in non-U.S. geographies; and

  •
  Increasing customer awareness of safety issues in the administration of medications.

  •
  Expanding our product offering through acquisitions and partnerships.

        In order to implement these strategies during 2011, we did the following:

  •
  Increased our sales organization to expand coverage of our growing installed base and to expand our reach to new customers;

  •
  Introduced eleven new products to market through our G4 launch;

  •
  Achieved modular certification for "meaningful use" of an EHR, which allows chief information officers to meet new regulations and take advantage of government incentives; and

  •
  Expanded into the Chinese market after an extensive trial of our Mandarin language system in Peking Union Medical Center Hospital in Beijing.

        Our healthcare customers expect a high degree of partnership from their technology suppliers. Omnicell provides extensive installation planning and consulting as part of every product sale. Our customers medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers purchase maintenance and support contracts in one, two or five year increments. Our long-term liabilities, which were $20.3 million as of December 31, 2011 and $19.8 million as of December 31, 2010, are principally composed of long-term deferred service revenue, which was $19.0 million as of December 31, 2011, and $19.2 million as of December 31, 2010. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.

        In 2011, we generated positive overall cash flow of $16.1 million. This was primarily due to our $10.4 million of net income, adjusted for non-cash expenses associated with depreciation and amortization of $8.0 million, share-based compensation of $9.5 million and $6.8 million of proceeds from the issuance of common stock under our employee stock purchase and stock option plans. Additional factors were strong cash collections, reducing accounts receivable at year end by $5.9 million as compared to 2010 and increases of $3.6 million of deferred service revenue and $2.5 million of deferred gross profit. These increases to cash were offset by a $9.4 million increase in inventory, primarily related to the G4 launch, $13.1 million for the acquisition and development of productive long-lived assets and $12.6 million in stock repurchases.

        In 2010, we generated positive overall cash flow of $6.4 million, primarily due to improved net income, adjusted for non-cash expenses associated with depreciation, amortization and share-based compensation, and proceeds from the issuance of common stock under our employee stock purchase and stock option plans. The increases to cash were offset by $23.0 million in investing cash outflows for purchases of short-term investments, the acquisition of Pandora, and the acquisition and development of productive long-lived assets.

        For the year ended December 31, 2011, net cash provided by operations continued to be positive at $31.2 million, and our cash and cash equivalents balance plus short-term investments as of December 31, 2011 was $199.9 million as compared to $183.7 million at December 31, 2010. We expect cash provided by operations to remain positive in 2012.

        Our full-time headcount of 773 on December 31, 2011 increased by 20 net positions from our full-time headcount on December 31, 2010. The net increase included rebalancing of the functional mix, with the majority of the net increase in sales and marketing. We record compensation expense from our share-based awards, options and our employee stock purchase plan in accordance with Account Standards Codification, or ASC, 718, Stock Compensation. Total share-based compensation expense for the year ended December 31, 2011 was $9.5 million, compared to $9.0 million in 2010.

        Our gross profit increased 15.2% for the year ended December 31, 2011 as compared to the year ended December 31, 2010, with gross margins increasing by 2.3 percentage points to 55.3%. The increases in gross profits and related margins were driven primarily by a shift in product mix to higher margin products including a significant volume of lease renewal activity, overall manufacturing efficiencies and higher service revenues without a proportional increase in costs. We expect revenues to increase modestly in 2012 and we do not anticipate any major fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix. Revenues and gross margins may be adversely affected, however, as a result of unforeseen market price reductions and additional costs to expand our business.

        Net income increased to $10.4 million in 2011 compared to $4.9 million in 2010 due to an increase in gross profit of $17.9 million, which included an $11.6 million increase in gross profit from product revenues and $6.3 million from service revenues. This increase was partially offset by an $11.2 million increase in operating expenses primarily due to an increase in selling, general and administrative of $11.3 million and an increase in research and development activities of $1.0 million. Partially offsetting these increases in 2011 was the absence of pretax restructuring charges compared to $1.2 million in 2010 for facilities consolidation.

        We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our chief operating decision maker, who is our chief executive officer, along with our management team evaluates our profit performance based on company-wide, consolidated results. The September 2010 acquisition of Pandora resulted in neither the creation of a new reporting unit nor a new operating segment.

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

        Revenue recognition.    We earn revenues from sales of our medication and supply dispensing systems, with related services, sold in our principal market the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

  •
  Products—Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

  •
  Software—Additional software applications that enable incremental functionality of our equipment.

  •
  Installation—Installation of equipment as integrated systems at customers' sites.

  •
  Post-installation technical support—Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

  •
  Professional services—Other customer services, such as training and consulting.

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

  •
  Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what the customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery assuming all other revenue criteria are met since we do not allow for rights of return or refund. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

        In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. We adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis as of January 1, 2011.This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence, or VSOE of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence, or TPE, of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices, or BESP. We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

        The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.

        We also use the residual method of allocating the arrangement consideration in certain circumstances. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011 and not subsequently materially modified. The use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality and thus are not deemed to deliver their essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.

        The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during year ended December 31, 2011. In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, only about half of the product revenue we recognized during year ended December 31, 2011 was subject to the new revenue recognition guidance. In future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future period are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

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

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. For the initial recognition and measurement of goodwill and intangibles resulting from business acquisitions, we use the guidance in ASC 805, Business Combinations.

        Goodwill and intangible assets with indefinite lives are not amortized. Rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment tests during the fourth quarter of each year and between annual tests in certain circumstances.

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

        We passed the first step of our annual impairment test for 2011. In addition, there were no indicators of impairment as of December 31, 2011.

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

        Significant management judgment is also required for initial recognition and measurement of goodwill and other intangibles assets resulting from business combinations pursuant ASC 805. Management must assess the extent to which identified other intangibles assets are properly includable (and with the appropriate fair value) or properly excludable, by applying the recognition criteria. This judgment affects not only the other intangible assets but the remainder calculation of goodwill. The assessment of useful life for each acquired intangible impacts future financial position and operating performance through amortization expense.

        Inventory.    Inventories are stated at the lower of cost, utilizing standard costs, applying the first-in, first-out method, or market. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

        Valuation of share-based awards.    We account for share-based compensation in accordance with ASC 718, Stock Compensation. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility which is based on a combination of historical and market-based implied volatility, and the expected term of the awards, which is based on our historical experience of employee stock option exercises, including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We recognize the fair value of awards over their vesting period or requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

        In accordance with ASC 740, Income Taxes, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

Remediation of Prior Year Material Weakness in Internal Control Over Financial Reporting

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011, our management concluded that our internal control over financial reporting, relating to our financial statement close process, was not effective as of December 31, 2010. Our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective in providing reasonable assurance that a material misstatement of our financial statements would be prevented or detected on a timely basis. Our evaluation concluded that we had a material weakness related to accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual income tax provision were not effective to ensure that amounts recorded for the income tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles. Additionally, we did not maintain effective controls over the review and analysis of supporting work papers for such income tax balances.

        During fiscal 2011, we implemented the following remediation actions designed to address this material weakness:

  •
  Hired a Senior Tax Manager with knowledge and experience in relevant technical areas;

  •
  Re-assessed the relationship with our third-party tax consultant to ensure that there is an adequate level of review of the tax provision performed by the consultant and an appropriate level of oversight and validation by our management;

  •
  Ensured our internal review processes are carefully executed and the documentation management or version control is monitored to properly account for changes to the files used for calculation and review of the income tax provision and related balance sheet income tax accounts; and

  •
  Implemented a more extensive reconciliation process to support our computation of our income tax provision and related balance sheet income tax accounts, provided more supervision and performed a more thorough review of the work performed by the tax personnel.

        We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above. Based on our testing of these enhanced procedures, management determined that, as of December 31, 2011, we have remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for December 31, 2010.

Recently Issued and Adopted Accounting Standards

        In May 2011, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards , or IFRS. The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively. We have opted for the permitted early adoption, applied retrospectively, of both updates in this Annual Report on Form 10-K for the year ended December 31, 2011. As ASU 2011-05 and ASU 2011-12 are only presentation standards, their adoption did not have any impact on our financial position, operating results or cash flows.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. Each reporting period, the entity may choose which reporting units, if any, will use the qualitative assessment for goodwill impairment testing. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

Results of Operations

	Years Ended December 31,
	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$185,864	75.7%	$171,100	76.9%	$170,068	79.7%
Service and other revenues	59,671	24.3%	51,307	23.1%	43,389	20.3%

Total revenues	245,535	100.0%	222,407	100.0%	213,457	100.0%

Cost of revenues:
Cost of product revenues	79,567	32.4%	76,372	34.3%	80,016	37.5%
Cost of service and other revenues	30,184	12.3%	28,079	12.7%	27,011	12.7%
Restructuring charges	—	—%	39	0.0%	1,209	0.6%

Total cost of revenues	109,751	44.7%	104,490	47.0%	108,236	50.7%

Gross profit	135,784	55.3%	117,917	53.0%	105,221	49.3%
Operating expenses:
Research and development	22,042	9.0%	21,007	9.4%	17,569	8.2%
Selling, general and administrative	97,520	39.7%	86,227	38.8%	85,668	40.2%
Restructuring charges	—	—%	1,157	0.5%	1,315	0.6%

Total operating expenses	119,562	48.7%	108,391	48.7%	104,552	49.0%

Income from operations	16,222	6.6%	9,526	4.3%	669	0.3%
Interest and other income (expense), net	(133)	(0.1)%	431	0.2%	523	0.3%

Income before provision for income taxes	16,089	6.5%	9,957	4.5%	1,192	0.6%
Provision for income taxes	5,700	2.3%	5,065	2.3%	748	0.4%

Net income	$10,389	4.2%	$4,892	2.2%	$444	0.2%

Product Revenues, Cost of Product Revenues and Gross Profit

        The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2011, 2010 and 2009 and the percentage change between those years:

	Years Ended December 31,			Percentage Change
				2010 to 2011	2009 to 2010
	2011	2010	2009
	(in thousands)
Product revenues	$185,864	$171,100	$170,068	8.6%	0.6%
Cost of product revenues	79,567	76,372	80,016	4.2%	(4.6)%
Restructuring charges	—	—	1,008	n/a	(100.0)%

Gross profit	$106,297	$94,728	$89,044	12.2%	6.4%

2011 compared to 2010

        Product revenues increased $14.8 million, or 8.6%, in 2011 as compared to 2010. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, the volume of installations we are able to complete, our ability to meet customer needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues is primarily dependent on when our customers' schedules allow for installations. The overall increase in product revenues was driven by a combination of increased installations of our new automation products, increases in lease renewals from existing customers and a full year of revenues derived from our acquisition of Pandora at the end of the third quarter of 2010. We anticipate our revenues will continue to increase in 2012 at approximately 7% to 8%, as we fulfill our existing orders and as we experience a continued high volume of lease renewals that were initiated in 2007.

        Cost of product revenues increased by $3.2 million, or 4.2%, in 2011 as compared to 2010. The increase was primarily a function of revenue growth, partially offset by the favorable impact of overall product mix and generally lower material costs from our cost reduction efforts during the year. Additionally, during the year we incurred higher product costs related to the manufacturing cost of the new G4 cabinet console platform, released on May 2, 2011. The early production units of the G4 cabinet console were at a higher product cost than our previous generation product. This was due to initial production line ramp up and longer production cycles to validate the manufacturability and quality of the new console. The majority of the higher production line cost was absorbed in the three months ended September 30, 2011 and December 31, 2011. The future cost of product revenues are expected to be more reflective of the previous generation product, net of any product mix effects.

        Gross profit on product revenue increased by $11.6 million, or 12.2%, in 2011 as compared to 2010 and gross profit as a percentage of product revenues increased to 57.2% in 2011 as compared to 55.4% in 2010. The increase was the result of the previously discussed increase in revenue by 8.6% over the prior year with lower than proportionate increases in related costs by 4.2% over the prior year primarily as a result of lower material costs due to product mix and from our cost reduction efforts. For 2012, we do not anticipate any significant fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

2010 compared to 2009

        Product revenues remained nearly flat in 2010 as compared to 2009.

        Cost of product revenues decreased by $3.6 million, or 4.6%, in 2010 as compared to 2009. The decrease was primarily due to a $1.0 million charge to record an inventory reserve in the first quarter of 2009 which did not recur in 2010, a $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010, the overall favorable shift in product mix to products with lower associated costs along with the favorable results of outsourcing initiatives, ongoing cost reduction programs and general operational efficiencies.

        Gross profit on product revenue increased by $5.7 million, or 6.4%, in 2010 as compared to 2009, primarily as a result of lower product costs. Gross margin as a percent of revenues was 55.4%, compared to 52.4% in 2009. Product gross margin increased 3.0% due to the aforementioned $1.0 million inventory reserve recorded in the first quarter of 2009 which did not recur in 2010, a $1.0 million restructuring charge in the first quarter of 2009, a $0.4 million favorable timing effect on expenses due to a reduction in accrued vacation in the second quarter of 2010 and the overall favorable shift in product mix to revenues with lower associated costs along with the favorable results of outsourcing initiatives, ongoing cost reduction programs, and general operational efficiencies.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

        Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2011, 2010 and 2009 and the percentage change between those years:

	Years Ended December 31,			Percentage Change
				2010 to 2011	2009 to 2010
	2011	2010	2009
	(in thousands)
Service and other revenues	$59,671	$51,307	$43,389	16.3%	18.2%
Cost of service and other revenues	30,184	28,079	27,011	7.5%	4.0%
Restructuring charges	—	39	201	(100.0)%	(80.6)%

Gross profit	$29,487	$23,189	$16,177	27.2%	43.3%

2011 compared to 2010

        Service and other revenues increased by $8.4 million, or 16.3%, in 2011 as compared to 2010. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts.

        Cost of service and other revenues increased by $2.1 million, or 7.5%, in 2011 as compared to 2010. The increase was primarily due to an increase in spending related to salaries and benefits associated with higher headcount and spare parts expense in support of the expanded service base.

        Gross profit on service and other revenues increased by $6.3 million, or 27.2%, in 2011 as compared to 2010. This increase was due to increased revenues from an expanded installed base without proportional growth in service cost.

        We expect our service and other revenues and the associated gross profit to continue to increase in 2012 at a similar rate with the continued expansion of our installed base of automation systems and service and maintenance contracts.

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

Operating Expenses

        The table below shows our operating expenses for the years ended December 31, 2011, 2010 and 2009 and the percentage change between those years:

	Years Ended December 31,			Percentage Change
				2010 to 2011	2009 to 2010
	2011	2010	2009
	(in thousands)
Research and development	$22,042	$21,007	$17,569	4.9%	19.6%
Selling, general and administrative	97,520	86,227	85,668	13.1%	0.7%
Restructuring charges	—	1,157	1,315	(100.0)%	(12.0)%

Total operating expenses	$119,562	$108,391	$104,552	10.3%	3.7%

2011 compared to 2010

        Research and development.    Research and development expenses increased by $1.0 million, or 4.9%, in 2011 as compared to 2010. Research and development expenses represented 9.0% and 9.4% of total revenues in 2011 and 2010, respectively. The increase was due primarily to a $3.1 million increase in compensation costs and $1.0 million in other increases, partially offset by decreases of $0.6 million in tools and $0.4 million in outside services. Additional offset was provided by the capitalization of software development costs, increasing to $4.2 million in 2011 as compared to $2.2 million in 2010 due to the higher level of post-feasibility beta testing that preceded several new product introductions in the second quarter of 2011.

        We expect research and development expenses to increase slightly in 2012 as we continue to invest in new products and services. The amount of research and development expense can fluctuate based on the amount of prototype expenses for hardware and or the amount of capitalized software development costs in any given quarter.

        Selling, general and administrative.    Selling, general and administrative expenses increased by $11.3 million, or 13.1%, in 2011 as compared to 2010. Selling, general and administrative expenses represented 39.7% and 38.8% of total revenues in 2011 and 2010, respectively.

        This increase was primarily due to a $5.0 million increase in compensation costs related to increased sales and marketing staffing, a $1.0 million increase for the settlement of litigation with Medacist Solutions Group LLC, as described in Note 13 "Legal Proceedings" of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K , and a $2.9 million increase in freight, travel, promotional expenses and other costs. Reduced outside service and other spending of $0.6 million partially offset these increases. Additionally, 2010 expenses were reduced by the $2.4 million benefit from the settlement of a litigation claim with Flo Healthcare LLC in the third quarter of 2010 for less than the amount previously accrued, as described in our Annual Report on Form 10-K for the year ended December 31, 2010, and $0.9 million resulting from the favorable timing effect on expenses due to a reduction in accrued vacation.

        We anticipate selling, general and administrative expenses as a percent of revenues to stabilize and reduce throughout 2012 as we have aligned our sales efforts and cost structure to the current economic and market environments and anticipate a reduction in legal expenses.

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

        Three areas of spending increased the selling, general and administrative expenses. These were $1.9 million of fees related to potential acquisition assessment activities, $1.3 million related to marketing programs to increase brand awareness, and $2.4 million associated with rising costs of operations. This increase in operations costs includes $1.0 million in employee health and dental benefits, $0.5 million in GPO fees associated with higher sales volume to GPO-affiliated customers and $0.4 million in travel. These increases were offset by a decrease of $2.9 million in legal fees, which included a $2.4 million benefit from the settlement of a litigation claim with Flo Healthcare LLC in the third quarter of 2010 for less than the amount previously accrued and a decrease of bad debt expense of $1.7 million primarily due to the recovery of a fully reserved accounts receivable balance and lower non-specific bad debt reserve requirements based on improved historical experience.

        Restructuring charges.    Restructuring charges of $1.2 million incurred in 2010 related to the closure of facilities in The Woodlands, Texas and Bangalore, India. Costs recorded related primarily to severance and relocation pay, lease terminations, asset impairment charges, consulting and travel. Restructuring charges of $1.3 million incurred in 2009 related primarily to severance pay, continuation of benefits and outplacement services associated with reduction in force activities.

Interest Income and Other Expense

        The table below shows our interest income and other expense for the years ended December 31, 2011, 2010 and 2009 and the percentage change between those years:

	Years Ended December 31,			Percentage Change
				2010 to 2011	2009 to 2010
	2011	2010	2009
	(in thousands)
Interest income	$266	$424	$619	(37.3)%	(31.5)%
Interest expense	(62)	(4)	(15)	n/a	(73.3)%
Other income (expense)	(337)	11	(81)	n/a	n/a

2011 compared to 2010

        Although cash, cash equivalents and short-term investments increased by $16.1 million during 2011, continued reduction in interest rates resulted in a 37.3% decline in interest income earned. The weighted average interest rate of 0.07% in the fourth quarter 2011 compares with 0.18% in the fourth quarter 2010.

        Interest expense was larger in 2011 than 2010, primarily due to installment interest payments on a disputed county property tax issue. Other income, negligible in 2010, reversed to $0.3 million other expense, primarily for effects of exchange rate changes between Indian rupees and U.S. dollars.

        We expect interest income to remain at approximately 2011 levels during 2012.

2010 compared to 2009

        The decrease in interest income for 2010 as compared to 2009 was primarily due to lower interest rates. Although average cash, cash equivalents and short-term investment balances averaged approximately $45.0 million higher in 2010, average interest rates decreased by 25 basis points compared to 2009 rates, resulting in $0.2 million lower interest income.

Income Taxes

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Provision for income taxes	$5,700	$5,065	$748

        We recorded a provision for income taxes of approximately $5.7 million and an effective tax rate of 35.43% for the year ended December 31, 2011 compared to $5.1 million and 50.8% effective tax rate for the year ended December 31, 2010. The 2011 annual tax rate differed from the statutory tax rate of 35%, primarily due to the negative impact of state income taxes, non-deductible equity charges under ASC 740-718 and non-deductible meals and entertainment expense, which were partially offset by the benefit of research and development expenditures and the domestic production activity deduction pursuant to Section 199 of the Internal Revenue Code. The decrease in the effective tax rate as compared to 2010 was primarily a result of the one-time tax adjustment in 2010 for the tax effect of undistributed earnings. The decrease is also attributable to the domestic production activities deduction, which was not available in 2010, and to a one-time true up to reserves for R&D tax credits that was recorded in 2010.

        We recorded a provision for income taxes of approximately $5.1 million and an effective tax rate of 50.8% for the year ended December 31, 2010 compared to $0.7 million and 62.8% effective tax rate for the year ended December 31, 2009. The decrease in the effective tax rate was primarily due to the impact of state income taxes and due to a larger income base upon which to calculate certain permanent items.

        Refer to Note 14 "Income Taxes" to the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for discussion of factors affecting realizability of deferred tax assets.

Liquidity and Capital Resources

Cash Flows

        The table below shows our cash flows for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$31,243	$20,598	$46,271
Net cash used in investing activities	(13,066)	(23,057)	(6,795)
Net cash (used in) provided by financing activities	(1,840)	8,863	9,417
Effect of exchange rate changes on cash and cash equivalents	(210)	1	(102)

Net increase in cash and cash equivalents	$16,127	$6,405	$48,791

2011 compared to 2010

        Net cash provided by operating activities.    Net cash provided by operating activities increased by $10.6 million in 2011 to $31.2 million from $20.6 million in 2010. The major drivers increasing operating cash flow were $5.5 million higher net income and $7.2 million increased cash from accounts receivable. Other sources of cash were balance sheet changes in prepaid expenses recorded as current assets, deferred gross profit, accrued liabilities and deferred service revenues, increasing $4.6 million, $4.5 million, $1.8 million and $1.2 million, respectively, in operating cash flows in 2011 compared to 2010. Partially offsetting these increases in sources of operating cash flows were the $9.5 million net increase in inventory to support our G4 product launch and the net reduction of $5.1 million in accounts payable.

        Net cash used in investing activities.    Net cash used in investing activities decreased by $10.0 million in 2011 to $13.1 million from $23.1 million in 2010. This decrease was driven by the 2010 acquisition of Pandora Data Systems for $5.7 million, net of cash acquired, and by the purchases of $8.1 million of California revenue anticipation notes in both 2010 and 2011, of which the notes purchased in 2010 matured in 2011. These decreases were partially offset by the $3.8 million increase in capital expenditures for software development and property and equipment.

        Net cash (used in) provided by financing activities.    Net cash (used in) provided by financing activities decreased by $10.0 million in 2011 to $1.8 million net cash used compared to net cash provided by financing activities of $8.9 million in 2010. This was driven by the $12.6 million use of cash for stock repurchases and $0.2 million from shares issued under stock option and employee stock purchase plans, partially offset by increase of $2.1 million in excess tax benefits from employee stock plans.

2010 compared to 2009

        Net cash provided by operating activities.    Net cash provided by operating activities decreased by $25.7 million in 2010 to $20.6 million from $46.3 million in 2009. The major driver of this decrease was accounts receivable collections returning to normal trends compared to 2009, resulting in a net change between the years of $18.5 million. Other uses of cash were balance sheet changes in prepaids, accrued liabilities and deferred service revenue, reducing $3.7 million, $3.8 million and $5.6 million, respectively, of operating cash flows in 2010 compared to 2009. Offsetting these decreases in sources of operating cash flows were higher net income of $4.4 million and a combination of tax related operating cash flows that increased cash provided by operating activities between 2010 and 2009 by $7.5 million. The most significant tax related item was a benefit from employee stock plans which changed from a use of operating cash in 2009 to a source of operating cash in 2010 for a net increase of cash provided of $7.5 million.

        Net cash used in investing activities.    Net cash used in investing activities increased by $16.3 million in 2010 to $23.1 million from $6.8 million in 2009. This increase was primarily due to purchases of $8.1 million of California revenue anticipation notes and the acquisition of Pandora Data Systems for $5.7 million, net of cash acquired. Purchases of capital assets increased $2.5 million primarily due to continued efforts in 2010 to increase information technology capabilities, including a customer relationship management systems installation project.

        Net cash provided by financing activities.    Net cash provided by financing activities decreased by $0.5 million in 2010 to $8.9 million from $9.4 million in 2009. This was due to an increase in proceeds from shares issued under stock option and employee stock purchase plans of $3.0 million, offset by a decrease of $3.5 million in excess tax benefits from employee stock plans.

Liquidity

        Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect a continued use of cash for potential acquisition assessment activities. Additionally, as described in Note 15 "Stockholders' Equity" to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on December 31, 2011, we had $12.4 million of remaining authorized funds to repurchase additional shares under stock repurchase programs, which may, in the future, result in additional use of cash. We had cash and cash equivalents of $191.8 million at December 31, 2011 as compared to $175.6 million at December 31, 2010. Additionally, we owned $8.1 million of short-term investments at both December 31, 2011 and 2010. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents and our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our cash needs for working capital, capital expenditures, acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash, cash equivalents, and short-term investments will suffice to fund the continued growth of our business.

Off-Balance Sheet Arrangements

        As of December 31, 2011, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations

        As of December 31, 2011 we had $47.4 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information with respect to these commitments.

        The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)(2)	$42,834	$4,220	$7,481	$7,415	$23,718
Commitments to contract manufacturers and suppliers(3)	4,613	4,613	—	—	—

Total(4)	$47,447	$8,833	$7,481	$7,415	$23,718

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $3.3 million, $3.6 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)
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

(3)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(4)
At December 31, 2011, we have recorded $1.2 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP, summarized under "Critical Accounting Policies and Estimates" of this Annual Report on Form 10-K. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $1.2 million of uncertain tax position liabilities has not been included in the contractual obligations table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are only exposed to market risk from changes in interest rates to the extent our interest income might decrease.

        As of December 31, 2011, we had $191.8 million of cash and cash equivalents and an additional $8.1 million of short-term investments. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. The fourth quarter 2011 weighted interest rate was 0.07%. If interest rates were to decline to zero, we would generate about $0.1 million less interest income for the fiscal year. Management considers this interest rate exposure immaterial.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is set forth beginning at page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Annual Report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued its attestation report on our internal control over financial reporting. Their report follows this Item 9A in this Annual Report on Form 10-K.

Remediation of Prior Year Material Weakness in Internal Control Over Financial Reporting

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011, our management concluded that our internal control over financial reporting, relating to our financial statement close process, was not effective as of December 31, 2010. Our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective in providing reasonable assurance that a material misstatement of our financial statements would be prevented or detected on a timely basis. Our evaluation concluded that we had a material weakness related to accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the annual income tax provision were not effective to ensure that amounts recorded for the income tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. generally accepted accounting principles. Additionally, we did not maintain effective controls over the review and analysis of supporting work papers for such income tax balances.

        During fiscal 2011, we implemented the following remediation actions designed to address this material weakness:

  •
  Hired a Senior Tax Manager with knowledge and experience in relevant technical areas;

  •
  Re-assessed the relationship with our third-party tax consultant to ensure that there is an adequate level of review of the income tax provision performed by the consultant and an appropriate level of oversight and validation by our management;

  •
  Ensured the internal review processes are carefully executed and the documentation management or version control is monitored to properly account for changes to the files used for calculation and review of the income tax provision and related balance sheet income tax accounts; and

  •
  Implemented a more extensive reconciliation process to support our computation of our income tax provision and related balance sheet income tax accounts, provided more supervision and performed a more thorough review of the work performed by the tax personnel.

        We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above. Based on our testing of these enhanced procedures, management determined that, as of December 31, 2011, we have remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for December 31, 2010.

Changes in Internal Control Over Financial Reporting

        Other than as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

        The report required by this item is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Omnicell Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Omnicell Inc., and our report dated March 8, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Jose, California
March 8, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2012 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

        Our written Code of Conduct applies to all of our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our website at www.omnicell.com under the hyperlink titled "Corporate Governance." Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of our Proxy Statement under the section entitled "Executive Compensation—Compensation Discussion and Analysis."

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are included as part of this Annual Report on Form 10-K:

(1)
All financial statements.

Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-2
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7

The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II	F-39
(2)
Exhibits required by Item 601 of Regulation S-K.

        The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Omnicell, Inc.

        We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

                                                                                              /s/ Ernst & Young LLP

San Jose, California
March 8, 2012

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$191,762	$175,635
Short-term investments	8,107	8,074
Accounts receivable, net of allowances of $443 and $497 at December 31, 2011 and 2010, respectively	36,902	42,732
Inventories	18,107	9,785
Prepaid expenses	10,495	11,959
Deferred tax assets	10,352	9,174
Other current assets	6,107	7,266

Total current assets	281,832	264,625
Property and equipment, net	17,306	14,351
Non-current net investment in sales-type leases	8,785	9,224
Goodwill	28,543	28,543
Other intangible assets	4,231	4,672
Non-current deferred tax assets	11,677	13,444
Other assets	9,716	8,365

Total assets	$362,090	$343,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,000	$13,242
Accrued compensation	7,328	7,731
Accrued liabilities	7,142	8,684
Deferred service revenue	19,191	16,788
Deferred gross profit	14,210	11,719

Total current liabilities	58,871	58,164
Long-term deferred service revenue	18,966	19,171
Other long-term liabilities	1,339	675

Total liabilities	79,176	78,010
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,235,745 and 33,181,937 shares issued and outstanding, respectively, at December 31, 2011 and 37,148,706 and 33,027,583 shares issued and outstanding, respectively, at December 31 2010	38	37
Treasury stock, at cost, outstanding: 5,053,808 and 4,121,123 shares at December 31, 2011 and 2010, respectively	(77,637)	(65,064)
Additional paid-in capital	362,154	342,272
Accumulated deficit	(1,642)	(12,031)
Accumulated other comprehensive income	1	—

Total stockholders' equity	282,914	265,214

Total liabilities and stockholders' equity	$362,090	$343,224

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product revenues	$185,864	$171,100	$170,068
Service and other revenues	59,671	51,307	43,389

Total revenues	245,535	222,407	213,457
Cost of revenues:
Cost of product revenues	79,567	76,372	80,016
Cost of service and other revenues	30,184	28,079	27,011
Restructuring charges	—	39	1,209

Total cost of revenues	109,751	104,490	108,236

Gross profit	135,784	117,917	105,221
Operating expenses:
Research and development	22,042	21,007	17,569
Selling, general and administrative	97,520	86,227	85,668
Restructuring charges	—	1,157	1,315

Total operating expenses	119,562	108,391	104,552

Income from operations	16,222	9,526	669
Interest income	266	424	619
Interest expense	(62)	(4)	(15)
Other income (expense)	(337)	11	(81)

Income before provision for income taxes	16,089	9,957	1,192
Provision for income taxes	5,700	5,065	748

Net income	$10,389	$4,892	$444

Net income per share—basic	$0.31	$0.15	$0.01
Net income per share—diluted	$0.30	$0.15	$0.01
Weighted average shares outstanding:
Basic	33,123	32,651	31,691
Diluted	34,103	33,513	32,063

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$10,389	$4,892	$444

Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gains arising during the period	1	—	—

Other comprehensive income	1	—	—

Comprehensive income	$10,390	$4,892	$444

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common		Treasury
							Accumulated Other Comprehensive Income (Loss)
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance at December 31, 2008	35,422,678	35	(4,078,451)	(65,064)	315,953	(17,367)	—	233,557
Net income	—	—	—	—	—	444	—	444
Share-based compensation	—	—	—	—	9,725	—	—	9,725
Common stock issued under stock option and stock award plans	257,939	—	(16,855)	—	1,113	—	—	1,113
Issuance of stock under employee stock purchase plan	392,159	1	—	—	2,928	—	—	2,929
Income tax charges realized from employee stock plans	—	—	—	—	(5,464)	—	—	(5,464)

Balance at December 31, 2009	36,072,776	36	(4,095,306)	(65,064)	324,255	(16,923)	—	242,304
Net income	—	—	—	—	—	4,892	—	4,892
Share-based compensation	—	—	—	—	9,015	—	—	9,015
Common stock issued under stock option and stock award plans	624,916	1	(25,817)	—	3,637	—	—	3,638
Issuance of stock under employee stock purchase plan	451,014	—	—	—	3,364	—	—	3,364
Income tax benefits realized from employee stock plans	—	—	—	—	2,001	—	—	2,001

Balance at December 31, 2010	37,148,706	37	(4,121,123)	(65,064)	342,272	(12,031)	—	265,214

Net income	—	—	—	—	—	10,389	—	10,389
Other comprehensive income	—	—	—	—	—	—	1	1
Share repurchases	—	—	(889,511)	(12,573)	—	—	—	(12,573)
Share-based compensation	—	—	—	—	9,499	—	—	9,499
Common stock issued under stock option and stock award plans	641,074	1	(43,174)	—	2,736	—	—	2,737
Issuance of stock under employee stock purchase plan	445,965	—	—	—	4,050	—	—	4,050
Income tax benefits realized from employee stock plans	—	—	—	—	3,597	—	—	3,597

Balance at December 31, 2011	38,235,745	$38	(5,053,808)	$(77,637)	$362,154	$(1,642)	$1	$282,914

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$10,389	$4,892	$444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,983	8,619	9,428
Loss on disposal of fixed assets	—	191	267
Gain on legal settlement	—	(2,439)	—
(Recovery of) provision for receivable allowance	(155)	(575)	428
Gain on sale of note receivable	(473)	(684)	—
Share-based compensation expense	9,499	9,015	9,725
Income tax benefits (charges) from employee stock plans	3,597	2,001	(5,464)
Excess tax benefits from employee stock plans	(3,946)	(1,861)	(5,375)
Provision for excess and obsolete inventories	1,112	640	3,119
Foreign currency remeasurement loss (gain)	210	(1)	102
Deferred tax assets and liabilities	589	2,403	5,847
Changes in operating assets and liabilities, net of effect of acquired company
Accounts receivable	5,863	(1,317)	17,190
Inventories	(9,434)	77	(693)
Prepaid expenses	1,464	(3,179)	531
Other current assets	(594)	209	3,772
Net investment in sales-type leases	1,036	1,412	(446)
Other assets	339	519	243
Accounts payable	(2,242)	2,859	936
Accrued compensation	(403)	(529)	(794)
Accrued liabilities	(342)	(2,131)	1,640
Deferred service revenue	3,596	2,367	7,945
Deferred gross profit	2,491	(1,970)	(2,320)
Other long-term liabilities	664	80	(254)

Net cash provided by operating activities	31,243	20,598	46,271
Cash flows from investing activities
Purchases of short-term investments	(8,097)	(8,059)	—
Maturities of short-term investments	8,143	—	—
Acquisition of intangible assets and intellectual property	(235)	(198)	(111)
Software development for external use	(4,192)	(2,207)	(3,039)
Purchases of property and equipment	(8,685)	(6,890)	(3,645)
Business acquisition, net of cash acquired	—	(5,703)	—

Net cash used in investing activities	(13,066)	(23,057)	(6,795)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan and option exercises	6,787	7,002	4,042
Stock repurchases	(12,573)	—	—
Excess tax benefits from employee stock plans	3,946	1,861	5,375

Net cash (used in) provided by financing activities	(1,840)	8,863	9,417

Effect of exchange rate changes on cash and cash equivalents	(210)	1	(102)
Net increase in cash and cash equivalents	16,127	6,405	48,791
Cash and cash equivalents at beginning of year	175,635	169,230	120,439

Cash and cash equivalents at end of year	$191,762	$175,635	$169,230

Supplemental disclosures of cash flow informational
Cash paid for interest	$62	$4	$11
Cash paid for taxes	$253	$1,513	$320
Supplemental disclosures of non-cash operating activity
Accrual of indemnification asset/acquired legal contingency (Note 2)	$—	$200	$—
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$(1,200)	$—	$—

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

        Reclassifications and corrections.    Certain reclassifications have been made to the prior year consolidated statement of cash flows to conform to the current period presentation, including separate captions for foreign currency measurement loss (gain) and the effect of exchange rate changes on cash and cash equivalents. Additionally, the current and non-current presentation of deferred tax assets at December 31, 2010 has been corrected to conform to the presentation used at December 31, 2011. None of these adjustments are material to the consolidated financial statements.

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

        Fair value of financial instruments.    We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

    Level 1 input, which include quoted prices in active markets for identical assets or liabilities;

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

        At December 31, 2011 and December 31, 2010, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2011 we had a short term investment in California revenue anticipation notes the valuation inputs of which are classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.

        Classification of marketable securities.    Marketable securities for which we have the intent and ability to hold to maturity are classified as held-to-maturity, with carrying value at amortized cost, including accrued interest. At December, 31, 2010 we held $8.1 million of non-U.S. Government securities as a held-to-maturity short-term investment. We do not hold securities for purposes of trading. However, securities held as investment for the indefinite future, pending future spending requirements are classified as available-for-sale, with carrying value at fair value and any unrealized gain or loss recorded to other comprehensive income until realized. As of December 31, 2011 and 2010 we held $177.3 million and $150.0 million, respectively of money market mutual funds as available-for-sale cash equivalents. Additionally, at December 31, 2011 we held $8.1 million of non-U.S. Government securities as an available-for-sale short-term investment.

        Revenue recognition.    We earn revenues from sales of our medication and supply dispensing systems, with related services, sold in our principal market, the healthcare industry. Our market is primarily located in the United States. Our customer arrangements typically include one or more of the following deliverables:

  •
  Products—Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals and other medical supplies.

  •
  Software—Additional software applications that enable incremental functionality of our equipment.

  •
  Installation—Installation of equipment as integrated systems at customers' sites.

  •
  Post-installation technical support—Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

  •
  Professional services—Other customer services such as training and consulting.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence ("TPE") of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

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

        The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during year ended December 31, 2011. In addition, there is a time lag between when we receive a signed customer purchase order or contract and when we install the products, sometimes as long as one year or more, primarily due to the installation cycles and timing preferences of our customers. As a result, only about half of the product revenue we recognized during year ended December 31, 2011 was subject to the new revenue recognition guidance. In the future periods, we anticipate the cumulative impact of the adoption may increase, as additional arrangements become subject to the new revenue recognition guidance. However, the specific adjustments for any future period are not predictable, as they depend on the timing of our backlog shipments and installations and the nature of the orders we receive from new customers.

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

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

        Sales of accounts receivable.    We offer our customers multi-year, non-cancelable payment terms. Generally we sell non-U.S. government receivables to third-party leasing companies on a non-recourse basis. We reflect the financing costs on the sale of these receivables as a component of our revenue. We record the sale of our accounts receivables as "true sales" in accordance with ASC 860, Transfers and Servicing. During the years ended 2011, 2010 and 2009, we transferred non-recourse accounts receivable totaling $46.9 million, $51.4 million and $53.7 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2011 and 2010, accounts receivable included approximately $0.2 million and $0.3 million, respectively, due from third party leasing companies for transferred non-recourse accounts receivable.

        Concentration of credit risk.    At December 31, 2011 and 2010, no single customer accounted for more than 10% of our combined accounts receivable balance.

        Commissions.    Sales commissions generally are earned upon order receipt, but are recognized in income at the time of revenue recognition. Before they are recognized as expense they are recorded as prepaid commissions, which are a component of prepaid expenses.

        Geographic risk.    Approximately 2.0% of our product revenue for the year ended December 31, 2011 and 2.6% of our product revenue for the year ended December 31, 2010 was from foreign countries. Less than 0.2% of our net assets were located in foreign countries at both December 31, 2011 and December 31, 2010.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Dependence on suppliers.    We have supply agreements for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. Our contracts with our suppliers may generally be terminated by either the supplier or by us without cause and at any time upon delivery of notice that typically ranges from two months to six months. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and timing requirements. A critical supplier may have modest annual deliveries to us, and yet be significant in terms of potential for disrupting production schedules for particular products. In terms of overall concentration, in 2011, 2010 and 2009 there was one high-volume supplier. Purchases from this supplier for the years ended December 31, 2011, 2010 and 2009 were approximately $21.1 million, $19.1 million and $19.7 million, respectively.

        Inventory.    Inventories are stated at the lower of cost (utilizing standard costs, applying the first-in, first-out method) or market. Cost elements included in inventory are direct labor and materials plus applied overhead. We routinely assess on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down our inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.

        Property and equipment.    Property and equipment less accumulated depreciation are stated at historical cost. Most of our expenditures for property and equipment are for computer equipment and software used in the administration of our business, and for leasehold improvement to our leased facilities. We also develop molds and dies for long-term manufacturing arrangements and capitalize those costs as equipment. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment	3 - 5 years

        We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. At December 31, 2011 and December 31, 2010, we had $7.4 million and $7.0 million of costs related to application development of enterprise-level software included in property and equipment, respectively.

        Software development costs.    We capitalize software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2011 and 2010, we capitalized software development costs of $4.2 million and $2.2 million, respectively, which are included in other assets. For the years ended December 31, 2011, 2010 and 2009, we charged to cost of revenues $1.6 million, $0.9 million and $0.5 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.

        Valuation and impairment of goodwill, other intangible assets and other long lived assets.    We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. For the initial recognition and measurement of Goodwill and Intangibles resulting from acquisitions, we use the guidance in ASC 805, Business Combinations.

        Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We perform our goodwill impairment test during the fourth quarter of each year and between the annual tests in certain circumstances.

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

        We passed the first step of our annual impairment test for 2011. In addition, there were no indicators of impairment as of December 31, 2011.

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

        Significant management judgment is also required for initial recognition and measurement of goodwill and other intangibles assets resulting from business combinations in accordance with ASC 805. Management must assess the extent to which identified other intangibles assets are properly includable

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

(and with the appropriate fair value) or properly excludable, by applying the recognition criteria. This judgment affects not only the other intangible assets but the remainder calculation of goodwill. The assessment of useful life for each acquired intangible impacts future financial position and operating performance through amortization expense.

        Deferred service revenue and deferred gross profits.    Deferred service revenue and deferred gross profit arise when customers are billed for products and/or services in advance of revenue recognition. Our deferred gross profit, classified as a current liability, consists primarily of unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment, and the unearned revenue for software licenses. Our deferred service revenue, separated into current and long-term liabilities, consists of the unearned portion of service contracts for which revenue is recognized over their duration.

        Valuation of share-based awards.    We account for share-based compensation plans in accordance to the provisions of ASC 718, Stock Compensation. We estimate the fair value of our employee stock awards at the date of grant using certain subjective assumptions, such as expected volatility, which is based on a combination of historical and market- based implied volatility, and the expected term of the awards which is based on our historical experience of employee stock option exercises including forfeitures. Our valuation assumptions used in estimating the fair value of share-based awards may change in future periods. We recognize the fair value of awards over their vesting period or requisite service period. In addition, we calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.

        Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment to our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

        In accordance with ASC 740, Income Taxes, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on our financial condition and operating results.

        Please refer to Note 14, "Income Taxes" for further information.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        Shipping and handling costs.    Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in selling, general and administrative expenses for all periods presented. Shipping and handling costs amounted to $2.7 million, $2.1 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Advertising.    Advertising costs are expensed as incurred and amounted to $0.9 million, $1.1 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Operating leases.    We lease our buildings under operating leases accounted for in accordance with ASC 840, Leases.

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

        Total comprehensive income.    Total comprehensive income was immaterially different from net income for the year ended December 31, 2011. The only difference included in total comprehensive income for fiscal 2011 was the tax-effected unrealized gain on available-for-sale securities for the holding period September 22, 2011 to December 31, 2011, which was immaterial. There were no differences due to other comprehensive income for the years ended December 31, 2010 or 2009.

        Segment information.    We manage our business on the basis of a single operating segment, and a single reporting unit within that segment per ASC 280, Segment Reporting. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our sole operating segment is medication and supply dispensing systems. The September 2010 acquisition of Pandora Data Systems resulted in neither the creation of a new reporting unit nor a new operating segment. Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2011, 2010 and 2009, all of our total revenues and gross profits were generated by the medication and supply dispensing systems operating segment from customers in the United States and no one customer accounted for greater than 10% of our revenues.

Recently Issued and Adopted Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Organization and Summary of Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively. We have opted for the permitted early adoption, applied retrospectively, of both updates in this Annual Report on Form 10-K for the year ended December 31, 2011. As ASU 2011-05 and ASU 2011-12 are only presentation standards, their adoption did not have any impact on our financial position, operating results or cash flows.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. Each reporting period, the entity may choose which reporting units, if any, will use the qualitative assessment for goodwill impairment testing. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

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

        In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the fair value of the purchase consideration over the fair values of the net tangible and intangible assets

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Acquisition (Continued)

acquired, which is tax deductible over a fifteen-year period. The following table summarizes the fair value acquisition accounting for Pandora on the September 29, 2010 purchase date (in thousands):

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

        This lawsuit was settled on February 17, 2011 for $1.2 million, the settlement amount of which was paid entirely from the selling shareholders' escrow account. As this is considered a new development, rather than evidence of conditions existing at the September 29, 2010 acquisition date, the disclosure of this dispute in the original purchase price allocation was not adjusted. However, as a recognized subsequent event, on our balance sheet as of December 31, 2010 we recorded the updated $1.2 million values for the acquired legal contingency and the indemnification asset. Furthermore, during the three months ended March 31, 2011, the $1.2 million asset and $1.2 million liability were reversed after settlement from the seller's escrow account. There was no impact on net income for either 2010 or 2011.

        Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora for the years ended December 31, 2010 and 2009 have been omitted since the results of operations of Pandora were not material.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Net Income Per Share

        Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Potential common stock which is anti-dilutive is excluded. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 were 1,833,574 shares, 2,005,642 shares and 4,061,857 shares, respectively.

        The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Basic:
Net income	$10,389	$4,892	$444
Weighted average shares outstanding—basic	33,123	32,651	31,691

Net income per share—basic	$0.31	$0.15	$0.01

Diluted:
Net income	$10,389	$4,892	$444
Weighted average shares outstanding—basic	33,123	32,651	31,691
Dilutive effect of employee stock plans	980	862	372

Weighted average shares outstanding—diluted	34,103	33,513	32,063

Net income per share—diluted	$0.30	$0.15	$0.01

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

        Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of carrying cost, gross unrealized gains and losses, and fair value as of December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011
					Net Carrying Amount
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-Term Investments	Security Classification
Cash	$14,452	$—	$—	$14,452	$14,452	$—	N/A
Money market funds	177,310	—	—	177,310	177,310	—	Available for sale
Non-U.S. government securities	8,106	1	—	8,107	—	8,107	Available for sale

Total cash, cash equivalents and short-term investments	$199,868	$1	—	$199,869	$191,762	$8,107

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments (Continued)

	December 31, 2010
					Net Carrying Amount
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-Term Investments	Security Classification
Cash	$25,593	$—	—	$25,593	$25,593	$—	N/A
Money market funds	150,042	—	—	150,042	150,042	—	Available for sale
Non-U.S. government securities	8,074	12	—	8,086	—	8,074	Held-to-maturity

Total cash, cash equivalents and short-term investments	$183,709	$12	—	$183,721	$175,635	$8,074

        The money market fund is a daily-traded cash equivalent with price of $1.00, making it a Level 1 asset class; its carrying cost closely approximates fair value. As the demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered available-for-sale.

        The short term investments purchased in November 2010 were comprised of California revenue anticipation notes, which matured in June 2011. They were recorded at their carrying cost as held-to-maturity as we had both the ability and intent to keep these investments until they matured. The notes were a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from unadjusted trades accessible to us for the same-day, same-security.

        The short term investments purchased in September 2011 are comprised of California revenue anticipation notes, which mature in June 2012. As this is the initial investment in a broader portfolio strategy for yield management, these are considered available-for-sale. The notes are considered a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from unadjusted trades accessible to us for the same-day, same-security.

        The following table displays the financial assets carried at fair value, on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2011
Money market funds	$177,310	—	—	$177,310
Non-U.S. Government securities	—	$8,107	—	$8,107

Total	$177,310	$8,107	—	$185,417

At December 31, 2010
Money market funds	$150,042	—	—	$150,042

Total	$150,042	—	—	$150,042

        Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short maturities implied.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments (Continued)

        The following table displays the financial assets carried at amortized cost, but for which disclosure of fair value is required on a recurring basis (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2010
Non-U.S. Government securities	—	$8,086	—	$8,086

Total	—	$8,086	—	$8,086

Note 5. Inventories

        Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$7,666	$4,252
Work in process	14	153
Finished goods	10,427	5,380

Total	$18,107	$9,785

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Equipment	$25,101	$20,045
Furniture and fixtures	1,811	1,681
Leasehold improvements	3,692	3,182
Purchased software	20,641	18,095
Capital in process	2,283	1,689

	53,528	44,692
Accumulated depreciation and amortization	(36,222)	(30,341)

Property and equipment, net	$17,306	$14,351

        Depreciation and amortization of property and equipment was approximately $5.7 million, $5.6 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Net Investment in Sales-Type Leases

        Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31,
	2011	2010
Net minimum lease payments to be received	$15,063	$16,284
Less unearned interest income portion	1,229	1,843

Net investment in sales-type leases	13,834	14,441
Less current portion(1)	5,049	5,217

Non-current net investment in sales-type leases(2)	$8,785	$9,224

(1)
A component of other current assets. This amount is net of allowance for doubtful accounts of $0.2 million at December 31, 2011 and $0.1 at December 31, 2010.

(2)
Net of allowance for doubtful accounts of $0.1 million and $0.3 million as of December 31, 2011 and December 31, 2010, respectively.

        The minimum lease payments for each of the five succeeding fiscal years are as follows (in thousands):

2012	$5,664
2013	3,860
2014	2,806
2015	1,826
2016	907

Total	$15,063

        The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of December 30, 2011 and December 31, 2010 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for December 30, 2011:
Accounts individually evaluated for impairment	$178	$178	$—
Accounts collectively evaluated for impairment	106	13,940	13,834

Ending balances: December 30, 2011	$284	$14,118	$13,834

Credit loss disclosure for December 31, 2010:
Accounts individually evaluated for impairment	$283	$283	$—
Accounts collectively evaluated for impairment	128	14,569	14,441

Ending balances: December 31, 2010	$411	$14,852	$14,441

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Net Investment in Sales-Type Leases (Continued)

        The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the year ended December 30, 2011 (in thousands):

Year Ended December 30, 2011
Allowance for credit losses, December 31, 2010	$411
Current period provision (reversal)	(22)
Recoveries of amounts previously charged off	(105)

Allowance for credit losses at December 31, 2011	$284

Note 8. Goodwill and Other Intangible Assets

        Under ASC 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. In 2010, the increase in goodwill of $3.6 million was due to the acquisition of Pandora Data Systems. No goodwill impairment was recognized in 2011, 2010 or 2009.

        Goodwill and other intangible assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,591	$2,639	$4,230	$1,142	$3,088	5 - 16 years
Acquired technology	980	175	805	980	35	945	3 - 7 years
Patents	889	190	699	654	152	502	20 years
Trade name	90	37	53	90	8	82	3 year
Non-compete agreements	60	25	35	60	5	55	3 year

Total finite-lived intangibles	6,249	2,018	4,231	6,014	1,342	4,672

Goodwill	28,543	—	28,543	28,543	—	28,543	Indefinite

Net other intangible assets & goodwill	$34,792	$2,018	$32,774	$34,557	$1,342	$33,215

        During 2011, 2010 and 2009, we capitalized third-party costs associated with internally-developed patent costs of $0.2 million, $0.2 million and $0.1 million, respectively.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill and Other Intangible Assets (Continued)

        Amortization expense of other intangible assets totaled $0.7 million, $2.2 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expenses are recorded in cost of product revenues and also in selling, general and administrative expenses, based on the nature of the underlying intangible asset. Estimated future amortization expense of the finite-lived intangible assets at December 31, 2011 is as follows (in thousands):

2012	$656
2013	643
2014	603
2015	580
2016	230
Thereafter	1,519

Total	$4,231

Note 9. Other Assets

        Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Capitalized software development costs, net of accumulated amortization of $5,018 and $3,441 in 2011 and 2010, respectively	$8,077	$5,462
Non-current deferred service billings receivable	763	2,162
Long-term deposits	526	383
Other assets	350	358

Total	$9,716	$8,365

Note 10. Accrued Liabilities

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued GPO (Group Purchasing Organization) fees	$2,437	$2,272
Rebates and lease buyouts	1,748	1,923
Advance payments from customers	1,631	1,978
Pre-acquisition contingency	—	1,200
Other	1,326	1,311

Total	$7,142	$8,684

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deferred Gross Profit

        Deferred gross profit consists of the following (in thousands):

	December 31,
	2011	2010
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$24,181	$18,739
Cost of sales, excluding installation costs	(9,971)	(7,020)

Deferred gross profit	$14,210	$11,719

Note 12. Commitments

        The minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2012	$4,220
2013	3,669
2014	3,812
2015	3,743
2016	3,672
Thereafter	23,718

Total	$42,834

        Commitments under operating leases relate primarily to leasehold property and office equipment. For 2011, we had $0.5 million of non-cancellable sublease income. Rent expense totaled $3.3 million, $3.6 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease and which will serve as our headquarters. The term of the lease agreement is for a period of 120 months, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates; both extensions are for an additional 60 month term.

        We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $4.6 million as of December 31, 2011.

        At December 31, 2011, we have recorded $1.2 million for uncertain tax positions under long term liabilities, in accordance with US GAAP, summarized under Note 1 "Organization and Summary of Significant Accounting Policies." As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $1.2 million of uncertain tax position liabilities has not been included in the table of commitments above.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Contingencies

Legal Proceedings

        Medacist Solutions Group, LLC.    On July 8, 2009, Medacist Solutions Group LLC filed a complaint against Omnicell in U.S. District Court in the Southern District of New York, entitled Medacist Solutions Group LLC v. Omnicell, Inc., case number 09 CV 6128, alleging infringement of Medacist's U.S. Patent Number 6,842,736. The complaint also, among other claims, alleges that Omnicell breached the terms of a nondisclosure agreement it had entered into with Medacist, and that Omnicell misappropriated Medacist's trade secrets and confidential information in violation of the NDA. Medacist sought unspecified monetary damages and an injunction against the Company's infringement of the specified patent and/or misuse of any of Medacist's trade secrets pursuant to the NDA or in violation of California code.

        On October 20, 2010, Omnicell filed a declaratory judgment complaint against Medacist Solutions Group, LLC in the U.S. District Court in the Northern District of California, entitled Omnicell, Inc. and Pandora Data Systems, Inc. v. Medacist Solutions Group, LLC, Case Number 10-cv-4746 (the "California Action"). Pandora Data Systems, Inc. had entered into a Settlement and License Agreement with Medacist in October 2008 (the "Settlement Agreement") pursuant to which, among other things, Medacist granted to Pandora a non-exclusive license to Medacist's U.S. Patent Number 6,842,736. We sought an order declaring that Omnicell, as now-owner of Pandora Data Systems, Inc., was entitled to certain rights and benefits under the license. On November 12, 2010, Medacist filed a motion to dismiss the California Action, or in the alternative, to transfer venue to the U.S. District Court for the District of Connecticut. Also on November 12, 2010, Medacist filed a motion in the U.S. District Court in the District of Connecticut to reopen a litigation entitled Medacist Solutions Group, LLC v. Pandora Data Systems, Inc., Case Number 3:07-CV-00692(JCH) (the "Connecticut Litigation"), which had been dismissed and administratively closed since October 29, 2008. Medacist sought, among other things, relief from the Stipulation of Dismissal entered on October 29, 2008 dismissing the Connecticut Litigation for the limited purpose of interpreting and enforcing the Settlement Agreement, the entry of a temporary restraining order and preliminary and permanent injunctions prohibiting breaches of the Settlement Agreement, a finding that Pandora breached the Settlement Agreement and an award of monetary damages resulting from Pandora's alleged breaches. On February 10, 2011, the Court granted Medacist's motion and dismissed the California Action without prejudice. On February 14, 2011, Omnicell and Pandora filed a notice of appeal regarding dismissal of the California Action with the U.S. Court of Appeals for the Ninth Circuit.

        On May 19, 2011, we entered into a final settlement agreement with Medacist, pursuant to which we agreed to pay Medacist $1.0 million in exchange for a fully-paid, perpetual license to Medacist's patented technology and the parties agreed to dismiss all pending lawsuits and fully release each other from all claims. In addition, we agreed that a license transfer fee payment of $0.5 million would be made to Medacist in the event certain change-in-control conditions are met. The $1.0 million loss for this settlement was accrued during the three months ended March 31, 2011 and recorded within selling, general and administrative expenses, and was paid during the quarter ended June 30, 2011.

Guarantees

        As permitted under Delaware law and our certificate of incorporation and bylaws, we have agreed to indemnify our directors and officers against certain losses that they may suffer by reason of the fact

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Contingencies (Continued)

that such persons are, were or become our directors or officers. The term of the indemnification period is for the director's or officer's lifetime and there is no limit on the potential amount of future payments that we could be required to make under these indemnification agreements. We have purchased directors' and officers' liability insurance policy that may enable us to recover a portion of any future payments that we may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

        Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision of our support services. In the ordinary course of our business, we have in the past and may in the future agree to indemnify another party, generally our business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, our gross negligence or intentional acts in the performance of support services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments that we may be required to make under these indemnification obligations to the amounts paid to us by a customer, but in some cases the obligation may not be so limited. In addition, we have in the past and may in the future warrant to our customers that our products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that our software media is free from material defects. From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no liabilities have been recorded for such indemnification obligations as of December 31, 2011 or December 31, 2010.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes

        The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$16,177	$9,551	$844
Foreign	(88)	406	348

Total income before provision for income taxes	$16,089	$9,957	$1,192

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$4,285	$196	$504
State	896	207	360
Foreign	(70)	369	27

Total current	5,111	771	891

Deferred:
Federal	1,116	3,757	20
State	(527)	473	(163)
Foreign	—	64	—

Total deferred	589	4,294	(143)

Total provision for income taxes	$5,700	$5,065	$748

        The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. federal tax provision at statutory rate	$5,631	$3,485	$417
State taxes	240	543	198
Non-deductible expenses	481	350	97
Share-based compensation expense	443	244	281
Research tax credits	(755)	(137)	10
Repatriation of foreign earnings	(77)	560	—
Domestic production deduction	(271)	—	—
Other	7	20	(255)

Total	$5,700	$5,065	$748

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Tax credit carry forwards	$3,066	$3,135
Inventory related items	3,032	2,998
Reserves and accruals	(1,277)	(963)
Deferred revenue	11,979	11,010
Depreciation and amortization	(4,040)	(1,863)
Stock compensation	9,187	8,177
Other, net	82	124

Total deferred tax assets (liabilities)	22,029	22,618
Valuation allowance	—	—

Net deferred tax assets (liabilities)	$22,029	$22,618

        Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. Management believes that deferred tax assets are more likely than not to be realized in accordance with ASC 740-10-30. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

        As of December 31, 2011, state net operating loss carry forwards available for income tax purposes is approximately $5.3 million. These net operating losses begin to expire in the year 2019. For income tax purposes, we have federal and California research tax credits of approximately $6.0 million and $5.9 million, respectively. Federal research tax credit carry forwards will expire in years 2022 through 2031. California credits are available indefinitely to reduce cash taxes otherwise payable. Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The tax effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2011 are approximately $5.1 million, which will result in increases to additional paid in capital if and when realized as a reduction in income taxes otherwise paid.

        We file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdiction as the United States, California and India. We are currently under audit by IRS and California Franchise Tax Board for years 2008 and 2009. However, since we have tax attribute carryforwards from these years that could be subject to adjustment, if and when utilized, federal and California remain open from 1996 and 1992, respectively. The India statute of limitations remains open for years 2007 through 2011.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes (Continued)

        The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2011 is as follows (in thousands):

Balance as of December 31, 2008	$3,659

Increases related to tax positions taken during a prior period	448
Increases related to tax positions taken during the current period	346
Decreases related to expiration of statute of limitations	(158)

Balance as of December 31, 2009	4,295

Increases related to tax positions taken during a prior period	795
Decreases related to tax positions taken during the prior period	(80)
Increases related to tax positions taken during the current period	421

Balance as of December 31, 2010	5,431

Increases related to tax positions taken during a prior period	—
Decreases related to tax positions taken during the prior period	(88)
Increases related to tax positions taken during the current period	453

Balance as of December 31, 2011	$5,796

        As of December 31, 2011, the total amount of gross unrecognized tax benefits, if realized, would affect our tax expense by approximately $4.6 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2011 was immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Note 15. Stockholders' Equity

Treasury Stock

        During 2008, our board of directors authorized a stock repurchase program for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been and will be based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time. Through December 31, 2011, a total of 4,955,807 shares at an average cost of $15.67 per share were repurchased through a combination of open market purchases and pursuant to a 10b18 trading plan. No shares were repurchased during the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, shares with an aggregate value of $65.0 million, excluding broker commissions of $0.1 million, were repurchased. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. As of December 31, 2011, we had $12.4 million of remaining authorized funds to repurchase additional shares under the stock repurchase programs. Additionally, for the years ended December 31, 2011, 2010 and 2009, we withheld 43,174 shares, 25,817 shares and 16,855 shares, respectively from employees to satisfy tax withholding obligations on the vesting of restricted stock.

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

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan

Description of Share-Based Plans

        Equity Incentive Plan.    On May 19, 2009, at our 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, our stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan, or the 2009 Plan, which authorized 2,100,000 shares to be issued. The 2009 Plan succeeded the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan, together the Prior Plans. No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. For purposes of determining future common shares available for grant, for each share granted as a full-value award, including restricted stock and restricted stock units, or RSUs, performance stock awards, the shares available for grant were reduced by 1.4 shares. Equity awards granted as stock options and stock appreciation rights reduce the shares available for grant by one share.

        On December 16, 2010, at a Special Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,600,000 shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At December 31, 2011, 2,518,088 shares of common stock were reserved for future issuance under the 2009 Plan.

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

1997 Employee Stock Purchase Plan

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

        At our 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of December 31, 2011, there was a total of 1,926,560 shares reserved for future issuance under the ESPP. During the year ended December 31, 2011, 445,965 shares of common stock were purchased under the ESPP. As of December 31, 2011, 3,404,995 shares had been issued under the ESPP.

        As of December 31, 2011, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.5 million and is expected to be recognized over a weighted average period of 0.6 years.

401(k) Plan

        We have established a 401(k) tax-deferred savings plan, whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, the Company began matching 401(k) contributions,

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

up to 3% maximum of employee contributions or $1,000, whichever is lower. The Company's total 401(k) contributions for the years ended December 31, 2011 2010 and 2009 were $0.6 million, $0.5 million and $0.5 million, respectively.

Share-Based Compensation—Measurement and Disclosure

        We adopted ASC 718, Stock Compensation, using the modified prospective transition method beginning January 1, 2006. For awards granted prior to but not yet vested as of January 1, 2006, share-based compensation expense was based on the grant-date fair value previously estimated in accordance with the original provisions of SFAS 123 and adjusted for estimated forfeitures. We have recognized compensation expense based on the estimated grant date fair value method required under ASC 718 using straight-line amortization method. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2011, 2010 and 2009 has been reduced for estimated forfeitures.

        Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$1,398	$1,350	$1,478
Research and development	1,269	755	1,184
Selling, general and administrative	6,832	6,910	7,063

Total share-based compensation expense	$9,499	$9,015	$9,725

        We did not capitalize any share-based compensation into inventory during 2011, 2010 and 2009 as it was not material. Income tax (charges) benefits realized from share-based compensation and resulting increases (decreases) to additional paid in capital during 2011, 2010 and 2009 were $2.9 million, $2.0 million and $(5.5) million, respectively.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
Stock Option Plans	2011	2010	2009
Risk-free interest rate(1)	1.6%	2.3%	2.3%
Dividend yield	0%	0%	0%
Volatility(2)	48.5%	50.3%	60.2%
Expected life(3)	5.2 yrs	5.2 yrs	5.0 yrs

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

	Year Ended December 31,
Employee Stock Purchase Plan	2011	2010	2009
Risk-free interest rate(1)	0.5%	0.4%	0.7%
Dividend yield	0%	0%	0%
Volatility(2)	40.2%	48.5%	67.6%
Expected life(3)	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs

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

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

Share-Based Payment Award Activity

        A summary of option activity under the 2009 Plan for the years ended December 31, 2011, 2010 and 2009 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	4,711	$13.45
Granted	788	$8.72
Exercised	(126)	$8.81
Expired	(183)	$17.23
Forfeited	(442)	$13.81

Outstanding at December 31, 2009	4,748	$12.61
Granted	666	$12.99
Exercised	(431)	$8.46
Expired	(164)	$16.50
Forfeited	(79)	$14.80

Outstanding at December 31, 2010	4,740	$12.86
Granted	494	$14.57
Exercised	(413)	$8.30
Expired	(86)	$13.59
Forfeited	(42)	$20.76

Outstanding at December 31, 2011	4,693	$13.36
Vested and expected to vest at December 31, 2011	4,666	$13.36
Exercisable at December 31, 2011	3,616	$13.47

        Outstanding options at December 31, 2011 had a weighted-average remaining contractual life of 5.5 years and an aggregate intrinsic value of $20.3 million. Vested and expected to vest options had a weighted-average remaining contractual life of 5.5 years and an aggregate intrinsic value of $20.2 million. Exercisable options at December 31, 2011 had a weighted-average remaining contractual life of 4.6 years and an aggregate intrinsic value of $16.5 million.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

        The ranges of outstanding and exercisable options for equity share-based payment awards as of December 31, 2011 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)		(in thousands)
$2.70 - $7.94	754	$6.58	630	$6.32
$8.49 - $10.41	478	$9.78	440	$9.76
$10.58 - $10.75	701	$10.66	662	$10.66
$10.83 - $12.48	634	$12.06	461	$11.94
$12.53 - $14.07	502	$13.41	262	$13.26
$14.08 - $15.04	500	$14.43	125	$14.87
$15.48 - $20.95	687	$19.40	599	$19.83
$21.07 - $26.25	313	$22.80	313	$22.80
$26.99 - $26.99	38	$26.99	38	$26.99
$29.16 - $29.16	86	$29.16	86	$29.16

$2.70 - $29.16	4,693	$13.36	3,616	$13.47

        As of December 31, 2011, $6.2 million of total unrecognized compensation costs related to unvested options is expected to be recognized over a weighted average period of 2.6 years. The weighted average fair value of options granted was $6.47, $6.13 and $4.57 during 2011, 2010 and 2009, respectively. The intrinsic value of options exercised during 2011, 2010 and 2009 was $2.9 million, $2.1 million and $0.3 million, respectively. The total fair value of shares vested during 2011, 2010 and 2009 was $4.0 million, $4.9 million, $5.6 million, respectively.

Restricted Stock and Restricted Stock Units

        A summary of activity of restricted stock granted under the 2009 Plan as of December 31, 2011 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2008	41	11.91
Granted	52	9.25
Vested	(41)	11.91

Nonvested at December 31, 2009	52	9.25
Granted	79	12.91
Vested	(54)	9.40

Nonvested at December 31, 2010	77	12.91
Granted	68	14.71
Vested	(77)	12.91

Nonvested at December 31, 2011	68	14.71

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

        The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2011, 2010 and 2009 was $1.1 million, $0.7 million and $0.5 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.4 million and is expected to be recognized over a weighted average period of 0.4 years.

        A summary of activity of restricted stock units, or RSUs, granted under the 2009 Plan as of December 31, 2011 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2008	236	20.11
Granted	150	9.09
Vested	(91)	18.72
Forfeited	(31)	20.36

Nonvested at December 31, 2009	264	14.32
Granted	195	12.83
Vested	(140)	15.10
Forfeited	(11)	15.34

Nonvested at December 31, 2010	308	12.98
Granted	145	14.39
Vested	(152)	14.26
Forfeited	(14)	12.82

Nonvested at December 31, 2011	287	13.03

        The fair value of RSUs is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2011, 2010 and 2009 was $2.4 million, $1.9 million and $1.6 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2011 is $3.6 million over a weighted- average period of 2.5 years.

Performance-Based Restricted Stock Units

        In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. For the executive officers, the 2011 grants totaled 100,000 stock options, 50,000 time-based RSUs and 100,000 PSUs. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at December 31, 2011 was approximately $0.5 million and is expected to be recognized over a weighted-average period of 1.3 years. For the year ended December 31, 2011 we recognized $0.6 million of compensation expense for the performance-based restricted stock units.

        The number of PSU awards eligible for time-based vesting is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the "Index"). We calculate total shareholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant. The following table shows the percent of PSUs eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting(1)
Below the 35th percentile	0%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile	110% to 119%(2)
At or above the 75th percentile	120%

(1)
Depending on our market-based performance, the 100,000 PSUs awarded in 2011 could result in actual shares released of none, 50,000, 100,000 or linear interpolation between 110,000 and 120,000 shares, with 120,000 shares as the maximum result for market performance at or above the 75th percentile in the industry.

(2)
In this range, the actual percentage of PSUs eligible for further time-based vesting is based on straight-line interpolation, where, for example, if the ranking is the 70th percentile, then the vesting percentage is 115%.

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

        After the last trading day of 2011, the Compensation Committee of our Board of Directors determined 76.3% as the percentile rank of the company's 2011 total shareholder return, ranking 92nd out of the 427 member peer group. This resulted in 120% of the 2011 PSU awards, or 120,000 shares, as eligible for further time-based vesting. The eligible PSU awards will vest as follows: 25% of the eligible awards for the first year vested January 15, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period of 2012 to 2014. Vesting is contingent upon continued service.

OMNICELL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan (Continued)

        A summary of activity of the PSUs for the year ended December 31, 2011 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2010	—	—
Granted	100	$11.15
Vested	—	—
Forfeited	—	—

Non-vested, December 31, 2011	100	$11.15

Note 17. Facilities Closures and Restructuring

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

        The $1.2 million of third quarter 2010 restructuring/impairment charges were recorded primarily in operating expenses, consisting of $0.3 million in severance for departing employees, $0.5 million relocation benefits for transferring employees, $0.2 million of exit and disposal costs related to the closed facilities, and $0.2 million for impairment of leasehold improvements and certain service tax reimbursement claims. The majority of the $0.2 million remaining restructuring accrued liabilities at December 31, 2010 were paid by December 31, 2011, except for the final legal/administrative exit costs for the India operation, which was less than $0.1 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Allowances deducted from assets:	Balance at beginning of year	Additions charged to costs and expenses(2)	Charged (credited) to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the year ended December 31, 2009
Accounts receivable(1)	$1,349	$191	$(251)	(3)	$(421)	(4)	$868
Investment in sales-type leases(1)	335	673	(438)	(5)	—		570

Total allowances deducted from assets	$1,684	$864	$(689)		$(421)		$1,438

For the year ended December 31, 2010
Accounts receivable(1)	$868	$297	$(484)	(3)	$(184)	(4)	$497
Investment in sales-type leases(1)	570	3	(40)	(5)	(122)	(4)	411

Total allowances deducted from assets	$1,438	$300	$(524)		$(306)		$908

For the year ended December 31, 2011
Accounts receivable(1)	$497	$63	$(96)	(3)	$(21)	(4)	$443
Investment in sales-type leases(1)	411	—	(22)	(3)	(105)	(4)	284

Total allowances deducted from assets	$908	$63	$(118)		$(126)		$727

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

Date: March 8, 2012	OMNICELL, INC.
	By:	/s/ ROBIN G. SEIM Robin G. Seim Chief Financial Officer and Vice President Finance, Administration and Manufacturing

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

Signature	Title	Date

/s/ RANDALL A. LIPPS Randall A. Lipps	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2012
/s/ ROBIN G. SEIM Robin G. Seim	Chief Financial Officer and Vice President Finance, Administration and Manufacturing (Principal Accounting and Financial Officer)	March 8, 2012
/s/ MARY E. FOLEY Mary E. Foley	Director	March 8, 2012
/s/ JAMES T. JUDSON James T. Judson	Director	March 8, 2012

S-1

Signature	Title	Date

/s/ WILLIAM H. YOUNGER, JR. William H. Younger, Jr.	Director	March 8, 2012
/s/ RANDY D. LINDHOLM Randy D. Lindholm	Director	March 8, 2012
/s/ GARY S. PETERSMEYER Gary S. Petersmeyer	Director	March 8, 2012
/s/ DONALD C. WEGMILLER Donald C. Wegmiller	Director	March 8, 2012
/s/ SARA J. WHITE Sara J. White	Director	March 8, 2012
/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 8, 2012

S-2

 INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc. Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-57024), as amended, filed on March 14, 2001.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc. Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q (File No. 000-33043) filed on August 9, 2010.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 28, 2003.

3.4	Bylaws of Omnicell, Inc., as amended. Incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q (File No. 000-33043) filed on August 9, 2007.

4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-57024), as amended, filed on March 14, 2001.

4.2	Rights Agreement, dated February 6, 2003, between Omnicell and EquiServe Trust Company, N.A. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K (File No. 000-33043) filed on February 14, 2003 (File No. 000-33043).

10.1	Real Property Lease, dated June 30, 2003, between Shoreline Park, LLC and Omnicell, Inc. Incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q (File No. 000-33043) filed on August 7, 2003.

10.2	First Lease Amendment, dated December 1, 2003, between Shoreline Park, LLC and Omnicell, Inc.

10.3	Second Amendment to Lease, dated August 15, 2008, between Google, Inc. and Omnicell, Inc.

10.4	Third Amendment to Lease, dated October 11, 2011, between Google, Inc. and Omnicell, Inc.

10.5	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc. Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-57024), as amended, filed on March 14, 2001.

10.6	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.

10.7	Second Amendment to Lease, dated as of June 30, 2006, between The Prudential Insurance Company of America and Omnicell Technologies, Inc. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 11, 2011.

10.8	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc. Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 11, 2011.

10.9	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.

Exhibit No.		Description
10.10		Federal Supply Schedule Contract No. V797P3406k, effective August 7, 1997, between the Department of Veterans Affairs and Omnicell Technologies, Inc. Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-57024), as amended, filed on March 14, 2001.

10.11		Form of Director and Officer Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-57024), as amended, filed on March 14, 2001.

10.12	*	1997 Employee Stock Purchase Plan, as amended. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-33043) filed on August 5, 2009.

10.13	*	1999 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 23, 2007.

10.14	*	Form of Stock Unit Grant Notice and Form of Stock Unit Award Agreement for 1999 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11A to our Annual Report on Form 10-K (File No. 000-33043) filed on March 17, 2008.

10.15	*	Form of Restricted Stock Award Grant Notice and Form of Restricted Stock Award Agreement for 1999 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K (File No. 000-33043) filed on March 17, 2008.

10.16	*	2003 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 23, 2007.

10.17	*	2009 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-33043) filed on December 22, 2010.

10.18	*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.19	*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.20	*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.21	*	Form of Change of Control Agreement. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 16, 2006.

10.22	*	Addendum to Form of Change of Control Agreement dated December 30, 2010. Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.23	*	Amended and Restated Severance Benefit Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 7, 2007.

10.24	*	2011 Executive Officer Annual Base Salaries (effective July 1, 2011). Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 8, 2011.

10.25	*	2012 Executive Officer Annual Base Salaries (effective July 1, 2012). Incorporated by reference Exhibit 10.1 to our Current Report on Form 8-K filed on February 13, 2012.

Exhibit No.		Description
10.26	*	2010 Omnicell Quarterly Executive Bonus Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-33043) filed on March 17, 2010.

10.27	*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K (File No. 000-33043) filed on March 8, 2004.

10.28	*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston. Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.29	*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-33043) filed on January 24, 2006.

10.30	*	Addendum to Offer Letter between Omnicell and Robin G. Seim dated December 30, 2010. Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.31	*	Addendum to Change in Control Severance Letter between Omnicell and Robin G. Seim dated December 30, 2010. Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.32	*	Employment Agreement dated October 17, 2008, between Omnicell and Nhat H. Ngo. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K (File No. 000-33043) filed on February 24, 2009.

10.33	*	Addendum to Change in Control Severance Letter between Omnicell and Nhat H. Ngo dated December 30, 2010. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

10.34		Employment Agreement dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K (File No. 000-33043) filed on February 24, 2009.

10.35	*	Addendum to Change in Control Severance Letter between Omnicell and Marga Ortigas-Wedekind dated December 30, 2010. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K (File No. 000-33043) filed March 11, 2011.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Powers of Attorney. Reference is made to the signature page to this report.

31.1		Certification of Chief Executive Officer required by Rule 13a-15 or Rule 15d-15(e) (e).

31.2		Certification of Chief Financial Officer required by Rule 13a-15 or Rule 15d-15(e) (e).

32.1	**	Certifications required by Rule 13a-14 (b) or Rule 15d-14 (b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.		Description
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

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

***
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