Form 10-Q
period 2012-03-31
OMNICELL, Inc
filed 2012-05-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number 000-33043
——————————————————————————————————————

Omnicell, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1201 Charleston Road
Mountain View, CA 94043
(650) 251-6100
(Address, including zip code, of registrant’s principal executive offices and registrant’s telephone number, including area code)
——————————————————————————————————————
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 1, 2012 was 33,583,106.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$201,420	$191,762
Short-term investments	8,117	8,107
Accounts receivable, net of allowances of $338 and $443 at March 31, 2012 and December 31, 2011, respectively	38,973	38,661
Inventories	16,993	18,107
Prepaid expenses	9,904	10,495
Deferred tax assets	10,352	10,352
Other current assets	6,046	6,107
Total current assets	291,805	283,591
Property and equipment, net	17,112	17,306
Non-current net investment in sales-type leases	11,361	8,785
Goodwill	28,543	28,543
Other intangible assets	4,157	4,231
Non-current deferred tax assets	11,801	11,677
Other assets	9,149	9,716
Total assets	$373,928	$363,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,610	$11,000
Accrued compensation	7,727	7,328
Accrued liabilities	8,253	8,901
Deferred service revenue	19,835	19,191
Deferred gross profit	15,877	14,210
Total current liabilities	62,302	60,630
Long-term deferred service revenue	19,003	18,966
Other long-term liabilities	1,733	1,339
Total liabilities	83,038	80,935
Stockholders’ equity:
Total stockholders’ equity	290,890	282,914
Total liabilities and stockholders’ equity	$373,928	$363,849

(1)  Information derived from our December 31, 2011 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenues	$48,524	$42,575
Services and other revenues	15,619	14,585
Total revenues	64,143	57,160
Cost of revenues:
Cost of product revenues	20,296	17,836
Cost of services and other revenues	8,098	7,674
Total cost of revenues	28,394	25,510
Gross profit	35,749	31,650
Operating expenses:
Research and development	6,494	4,840
Selling, general and administrative	25,620	25,781
Total operating expenses	32,114	30,621
Income from operations	3,635	1,029
Interest and other income (expense), net	96	54
Income before provision for income taxes	3,731	1,083
Provision for income taxes	1,380	413
Net income	$2,351	$670
Net income per share-basic	$0.07	$0.02
Net income per share-diluted	$0.07	$0.02
Weighted average shares outstanding:
Basic	33,365	33,184
Diluted	34,341	34,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$2,351	$670
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gains arising during the period	2	—
Other comprehensive income	2	—
Comprehensive income	$2,353	$670

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,351	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,335	1,852
Loss on disposal of fixed assets	10	—
Provision for (recovery of) receivable allowance	(75)	(62)
Share-based compensation expense	2,207	2,392
Income tax benefits from employee stock plans	171	801
Excess tax benefits from employee stock plans	(571)	(921)
Provision for excess and obsolete inventories	159	345
Foreign currency remeasurement loss	(81)	—
Deferred income taxes	(124)	(537)
Changes in operating assets and liabilities:
Accounts receivable, net	(264)	2,968
Inventories	955	(5,959)
Prepaid expenses	591	183
Other current assets	(167)	(512)
Net investment in sales-type leases	(2,329)	210
Other assets	(32)	284
Accounts payable	(390)	628
Accrued compensation	399	(1,349)
Accrued liabilities	(648)	1,250
Deferred service revenue	731	1,607
Deferred gross profit	1,667	(710)
Other long-term liabilities	394	(25)
Net cash provided by operating activities	7,289	3,115
Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(90)	(24)
Software development for external use	—	(1,823)
Purchases of property and equipment	(1,438)	(2,424)
Net cash used in investing activities	(1,528)	(4,271)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	3,245	2,998
Stock repurchases	—	(4,729)
Excess tax benefits from employee stock plans	571	921
Net cash provided by (used in) financing activities	3,816	(810)
Effect of exchange rate changes on cash and cash equivalents	81	—
Net increase (decrease) in cash and cash equivalents	9,658	(1,966)
Cash and cash equivalents at beginning of period	191,762	175,635
Cash and cash equivalents at end of period	$201,420	$173,669
Supplemental disclosure of non-cash operating activity:
Satisfaction of acquired legal contingency with indemnification asset	$—	$(1,200)

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

Basis of Presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2012, the results of operations and comprehensive income for the three months ended March 31, 2012 and 2011 and the statement of cash flows for the three months ended March 31, 2012 and 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our results of operations, comprehensive income and cash flows for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012, or for any future period.

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

Reclassifications. Certain reclassifications have been made to the prior year consolidated balance sheet to conform to the current period presentation, including reclassification of net receivable credit balances by customer from accounts receivable to customer advances. None of these reclassifications are material to the consolidated financial statements.

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

At March 31, 2012 and December 31, 2011, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At both March 31, 2012 and at December 31, 2011, we had a short-term investment in California revenue anticipation notes, measured at fair value on a recurring basis, the valuation inputs of which were classified as Level 2. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future, pending future spending requirements, are classified as "Available-for-sale" and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At March 31, 2012 and December 31, 2011, we held $188.7 million and $177.3 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents. At March 31, 2012 and December 31, 2011, respectively, we held $8.1 million and $8.1 million of non-U.S. Government securities classified as Available-for-sale short-term investments. We do not hold securities for purposes of trading. Marketable securities for which we have the intent and ability to hold to maturity are classified as "Held-to-maturity" and are carried at their amortized cost, including accrued interest. There were no Held-to-maturity securities held at March 31, 2012 and December 31, 2011.

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

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:
•Persuasive evidence of an arrangement exists.  We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.
•Delivery has occurred.  Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery, assuming all other revenue criteria are met since we do not allow for rights of return or refund. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.
•Fee is fixed or determinable.  We assess whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. We have established a history of collecting under the original contract without providing concessions on payments, products or services.
•Collection is probable.  We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer the revenue until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment assuming all other revenue criteria are met. Our historical experience has been that collection from our customers is generally probable.

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the revised revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management.

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

Accounts receivable, net and net investment in sales type leases. We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.

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

Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended March 31, 2012 and 2011, we transferred non-recourse accounts receivable totaling $12.1 million and $11.0 million, respectively, which approximated fair value, to third-party leasing companies. At March 31, 2012 and December 31, 2011, accounts receivable included $0.7 million and $0.2 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended March 31, 2012 or 2011. There were no customers accounting for 10% or more of accounts receivable at March 31, 2012 or at December 31, 2011.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products.  There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice.  Purchases from this supplier for the three months ended March 31, 2012 and 2011 were approximately $6.2 million and $5.7 million, respectively.

Income Taxes. We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the periods in which those tax assets and liabilities are expected to be realized. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

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

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annualized effective tax rate before discrete items was 39.6% and 41.9% for the three months ended March 31, 2012 and 2011, respectively. The 2012 annualized effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

The 2011 annualized effective tax rate differed from the statutory rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. Our effective tax rate, after discrete items, for the three months ended March 31, 2012 and 2011, was approximately 37.0% and 38.1%, respectively.

Segment Information. We manage our business on the basis of one operating segment. Our products and technologies share similar distribution channels and customers and are sold primarily to hospitals and healthcare facilities to improve patient safety and care and enhance operational efficiency. Our single operating segment is medication and supply dispensing systems. Substantially all of our long-lived assets are located in the United States. For the three months ended March 31, 2012 and 2011, our revenues and gross profits were generated entirely from medication and supply dispensing systems.

Recently Adopted Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Fair Value Measurement, amending the fair value guidance in ASC 820, and thereby achieving substantially converged fair value measurement and disclosure requirements for GAAP and International Financial Reporting Standards ("IFRS"). The new guidance clarified some fair value measurement principles and expanded certain disclosure requirements. We adopted this guidance in the first quarter of 2012 without any impact to our financial position, operating results or cash flows.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the three months ended March 31, 2012 and 2011 were 2,065,842 and 2,033,842, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	$2,351	$670
Weighted average shares outstanding — basic	33,365	33,184
Net income per share — basic	$0.07	$0.02
Diluted:
Net income	$2,351	$670
Weighted average shares outstanding — basic	33,365	33,184
Add: Dilutive effect of employee stock plans	975	914
Weighted average shares outstanding — diluted	34,340	34,098
Net income per share — diluted	$0.07	$0.02

Note 3.	Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification (1)
Cash	$12,717	$—	$—	$12,717	$12,717	$—	N/A
Money market funds	188,703	—	—	188,703	188,703	—	Available for sale
Non-U.S. Government securities	8,114	3	—	8,117	—	8,117	Available for sale
Total cash, cash equivalents and short-term investments	$209,534	$3	$—	$209,537	$201,420	$8,117

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification (1)
Cash	$14,452	$—	$—	$14,452	$14,452	$—	N/A
Money market funds	177,310	—	—	177,310	177,310	—	Available for sale
Non-U.S. government securities	8,106	1	—	8,107	—	8,107	Available for sale
Total cash, cash equivalents and short-term investments	$199,868	$1	$—	$199,869	$191,762	$8,107

(1)           For Available-for-sale securities, fair value is the asset’s carrying value, equal to the amortized cost plus any unrealized gains/losses. For Held-to-maturity securities, the amortized cost is the asset’s carrying value (since there are no other-than-temporary impairments) and the fair value gains/losses are not only unrealized, but also unrecorded.

The money market fund is a daily-traded cash equivalent with the price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale.

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

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2012
Money market funds	$188,703	$—	—	$188,703
Non U.S. Government securities	—	8,117	—	8,117
Total	$188,703	$8,117	—	$196,820
At December 31, 2011
Money market funds	$177,310	—	—	$177,310
Non U.S. Government securities	—	8,107	—	8,107
Total	$177,310	8,107	—	$185,417

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$6,724	$7,666
Work in process	95	14
Finished goods	10,174	10,427
Total	$16,993	$18,107

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Equipment	$26,118	$25,101
Furniture and fixtures	1,753	1,811
Leasehold improvements	2,866	3,692
Purchased software	20,777	20,641
Capital in process	1,024	2,283
	52,538	53,528
Accumulated depreciation and amortization	(35,426)	(36,222)
Property and equipment, net	$17,112	$17,306

Depreciation and amortization of property and equipment totaled approximately $1.6 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31, 2012	December 31, 2011
Net minimum lease payments to be received	$17,983	$15,063
Less unearned interest income portion	1,205	1,229
Net investment in sales-type leases	16,778	13,834
Less current portion(1)	5,417	5,049
Non-current net investment in sales-type leases(2)	$11,361	$8,785

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million as of March 31, 2012 and $0.1 million as of December 31, 2011.
(2)     Net of allowance for doubtful accounts of $0.1 million as of March 31, 2012 and $0.1 million as of December 31, 2011.

The minimum lease payments under sales-type leases as of March 31, 2012 were as follows (in thousands):

2012 (remaining nine months)	$4,759
2013	4,722
2014	3,641
2015	2,646
2016	1,727
Thereafter	488
Total	$17,983

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of March 31, 2012 and December 31, 2011 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for March 31, 2012 :
Accounts individually evaluated for impairment	$151	$151	$—
Accounts collectively evaluated for impairment	106	16,884	16,778
Ending balances: March 31, 2012	$257	$17,035	$16,778
Credit loss disclosure for December 31, 2011 :
Accounts individually evaluated for impairment	$178	$178	$—
Accounts collectively evaluated for impairment	106	13,940	13,834
Ending balances: December 31, 2011	$284	$14,118	$13,834

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for credit losses, beginning of period	$284	$411
Current period provision (reversal)	—	(4)
Recoveries of amounts previously charged off	(27)	(27)
Allowance for credit losses, end of period	$257	$380

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets with an indefinite life are not subject to amortization.  Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable.

Goodwill and other intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$4,230	$1,703	$2,527	$4,230	$1,591	$2,639	5-16 years
Acquired technology	980	210	770	980	175	805	3-7 years
Patents	979	194	785	889	190	699	20 years
Trade name	90	45	45	90	37	53	3 years
Non-compete agreements	60	30	30	60	25	35	3 years
Total finite-lived intangibles	6,339	2,182	4,157	6,249	2,018	4,231
Goodwill	28,543	—	28,543	28,543	—	28,543	Indefinite
Net intangibles and goodwill	$34,882	$2,182	$32,700	$34,792	$2,018	$32,774

Amortization expense totaled $0.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Estimated annual expected amortization expense of the finite-lived intangible assets at March 31, 2012 is as follows (in thousands):

2012 (remaining nine months)	$492
2013	643
2014	603
2015	580
2016	230
2017	194
Thereafter	1,415
Total	$4,157

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Advance payments from customers	$3,058	$3,390
Accrued Group Purchasing Organization (GPO) fees	2,037	2,437
Rebates and lease buyouts	962	1,748
Taxes Payable	1,351	925
Other	845	401
Total	$8,253	$8,901

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Sales of medication and supply dispensing systems, which have been delivered and invoiced but not yet installed	$26,816	$24,181
Cost of revenues, excluding installation costs	(10,939)	(9,971)
Deferred gross profit	$15,877	$14,210

Note 10.	Commitments

At March 31, 2012, the minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2012 (remaining nine months)	$3,408
2013	4,049
2014	4,219
2015	4,115
2016	4,049
2017	4,071
Total	$23,911

Commitments under operating leases relate primarily to leasehold property and office equipment.

 In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease and which will serve as our headquarters. The term of the lease agreement is for a period of 120 months, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California. The term of the lease agreement is for a period of 60 months, expected to commence approximately October 2012, with a base lease commitment of approximately $1.8 million and a single five-year extension option.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $5.2 million as of March 31, 2012.

At March 31, 2012, we have recorded $1.6 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1 “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $1.6 million of uncertain tax position liabilities has not been included in the table of commitments above.
Also excluded from the above table of commitments is the $156.0 million purchase price, subject to certain adjustments, in connection with the pending acquisition of MTS Medication Technologies, Inc., as described in Note 14 “Subsequent Events” in this report.

Note 11.	Contingencies

Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. We are not a party to any legal proceedings that management believes may have a material impact on Omnicell's financial position or results of operations.

Guarantees
As permitted under Delaware law and our certificate of incorporation and bylaws, we have agreed to indemnify our directors and officers against certain losses that they may suffer by reason of the fact that such persons are, were or become our directors or officers. The term of the indemnification period is for the director's or officer's lifetime and there is no limit on the potential amount of future payments that we could be required to make under these indemnification agreements. We have purchased a directors' and officers' liability insurance policy that may enable us to recover a portion of any future payments that we may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no liabilities have been recorded for such indemnification obligations as of March 31, 2012 or December 31, 2011.

Note 12.	Stockholders’ Equity

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

During the three months ended March 31, 2012, we repurchased no shares through the stock repurchase program. We repurchased 341,100 shares through the stock repurchase program in the three months ended March 31, 2011 at an average cost of $13.87 per share.

From the inception of the program in February 2008 through March 31, 2012, we have repurchased a total of 4,955,807 shares at an average cost of $15.67 per share through open market purchases. As of March 31, 2012, we had $12.4 million of remaining authorized funds to repurchase additional shares under the stock repurchase program.

Note 13.	Stock Option Plans and Share-Based Compensation

Stock Option Plans

At March 31, 2012, a total of 2,113,671 shares of common stock were reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”). At March 31, 2012, $6.7 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.7 years.

A summary of aggregate option activity for the three months ended March 31, 2012 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	4,693	$13.36
Granted	201	$16.56
Exercised	(125)	$10.10
Forfeited	(34)	$13.13
Expired	(40)	$22.19
Outstanding at March 31, 2012	4,695	$13.51
Exercisable at March 31, 2012	3,597	$13.45

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date. Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.  The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock.  Our unrecognized compensation cost related to non-vested restricted stock at March 31, 2012 was approximately $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years. Expected future compensation expense relating to RSUs outstanding on March 31, 2012 is $4.2 million over a weighted-average period of 2.7 years.

A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2012 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2011	68	$14.71	287	$13.03
Granted	—	—	74	$16.59
Vested	—	—	(20)	$12.92
Forfeited	—	—	(9)	$14.21
Non-vested, March 31, 2012	68	$14.71	332	$13.79

Performance-based Restricted Stock Units

In 2011, we began incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. For our executive officers, equity grants made in 2011 totaled 100,000 stock options, 50,000 time-based RSUs and 100,000 PSUs, however up to 120,000 PSUs would become eligible for vesting upon the achievement of a certain level of shareholder return for 2011 as described below. For 2012 to date, the executive officer equity grants total 125,000 stock options, 62,510 time-based RSUs and 125,000 PSUs. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at March 31, 2012 was approximately $1.5 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the “Index”) and time-based vesting. We calculate total shareholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant. The following table shows the percent of PSUs granted in 2011 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile	110% to 119%(1)
At or above the 75th percentile	120%

(1)                The actual percentage of PSUs eligible for further time-based vesting is based on straight-line interpolation, where, for example, if the ranking is the 70th percentile, then the vesting percentage is 115%.
On January 17, 2012, the Compensation Committee of our Board of Directors confirmed 76.3% as the percentile rank of Omnicell's 2011 total shareholder return. This resulted in 120% of the 2011 PSU awards, or 120,000 shares, becoming eligible for further time-based vesting. The eligible PSU awards will vest as follows: 25% of the eligible awards for the first year vested immediately January 17, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
The following table shows the percent of PSUs granted in 2012 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%
After the last trading day of 2012, the Committee will determine the percentile rank of the Company's total stockholder return and the number of performance-based restricted stock unit awards eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the shares on the date of the Committee meeting in 2013 when the Committee reviews the performance-based metrics and determines if they were met or not, with the remaining shares vesting on a semi-annual basis over a period of 36 months commencing on June 15, 2013 if the Company meets certain stock performance objectives compared to the Index. The actual number of shares that vest may be 0% to 100% of the numbers reflected above, depending upon the Company's performance. Vesting is contingent upon continued service.
In addition to the 125,000 PSUs granted in the first quarter of 2012, an additional 5,000 PSUs vested during the first quarter 2012 as a result of the Company's 2011 total stockholder return which caused 120% of the 2011 PSUs to become eligible for further time based vesting.

A summary of activity of the PSUs for the three months ended March 31, 2012 is presented below:

		Weighted - Average Grant Date Fair Value Per
Performance-based Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2011	100	$11.15
Granted	130	$10.94
Vested	(30)	$11.15
Forfeited	—	—
Non-vested, March 31, 2012	200	$11.01

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2012, 3,602,826 shares had been issued under the ESPP. As of March 31, 2012 there were a total of 1,728,729 shares reserved for future issuance under the ESPP. For the three months ended March 31, 2012, 197,831 shares of common stock were purchased under the ESPP.

Share-based Compensation

We account for share-based awards granted to employees and directors, including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, Stock Compensation.

The impact on our results for share-based compensation for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of product and service revenues	$268	$367
Research and development expenses	243	327
Selling, general and administrative expenses	1,696	1,698
Total share-based compensation expenses	$2,207	$2,392

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued via Monte Carlo simulation, as described above.

Note 14. Subsequent Events

Treasury Stock Repurchase

During the month of April 2012, we repurchased 244,687 shares at an average cost of $14.00 per share, including commissions, under our stock repurchase program. As a result, $8.9 million is the remaining balance authorized for future repurchases as of April 30, 2012.

Pending Business Acquisition

On April 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedPak Holdings, Inc. (“MedPak”), Mercury Acquisition Corp, and Excellere Capital Management, LLC contemplating the acquisition of MedPak by Omnicell in exchange for $156.0 million cash, subject to certain adjustments and including $13.3 million in cash that would be placed in an escrow fund at the closing of the transaction. This escrow amount would ultimately be distributed to MedPak's stockholders (subject to claims that Omnicell may make against the escrow fund for indemnification and other claims following the closing). MedPak is the privately-held parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. The Merger Agreement provides for the merger of Mercury Acquisition Corp, a newly formed Omnicell subsidiary, with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. The closing of the acquisition is subject to customary closing conditions, including the expiration of the applicable Hart-Scott-Rodino Act waiting period.

Other than the impact of the pending $156.0 million cash reduction, no estimates of the financial effect of the acquisition can be made at this time.

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

•	our ability to conduct acquisitions for strategic value, including our pending acquisition of MTS Medication Technologies, Inc., and successfully integrate each one into our operations;

•	the size and/or growth of our market or market-share;

•	the opportunity presented by new products or emerging markets;

•	our expectations regarding our future backlog levels;

•	the operating margins or earnings per share goals we may set;

•	our ability to align our cost structure and headcount with our current business expectations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

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

We operate in one business segment, the design, manufacturing, selling and servicing of medication and supply dispensing systems. Our management team evaluates our performance based on company-wide, consolidated results.  In general, we recognize revenue when our medication dispensing and supply automation systems are installed. Installation generally takes place two weeks to twelve months after our systems are ordered. The installation process at our customers’ sites includes internal procedures associated with large capital expenditures and additional time associated with adopting new technologies. Given the length of time necessary for our customers to plan for and complete their acceptance of the installation of our systems, our focus is on shipping products based on the installation dates requested by our customers and working at our customer’s pace. The amount of revenue recognized in future periods may depend upon, among other things, the terms and timing of lease contract renewals, additional product sales and the size of such transactions. We believe that future revenues will be affected, to a great extent, by the competitiveness of our products and services.

Pending Business Acquisition

On April 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MedPak Holdings, Inc. (“MedPak”), Mercury Acquisition Corp, and Excellere Capital Management, LLC contemplating the acquisition of MedPak by Omnicell for $156.0 million cash, subject to certain adjustments and including approximately $13.3 million in cash that would be placed in an escrow fund at the closing of the transaction. This escrow amount would ultimately be distributed to MedPak's stockholders (subject to claims that Omnicell may make against the escrow fund for indemnification and other claims following the closing). MedPak is the privately-held parent company of MTS Medication Technologies, Inc., a worldwide provider of medication adherence packaging systems. The Merger Agreement provides for the merger of Mercury Acquisition Corp, a newly formed Omnicell subsidiary, with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. The closing of the acquisition is subject to customary closing conditions, including the expiration of the applicable Hart-Scott-Rodino Act waiting period.

The financial information reported for the three months ended March 31, 2012 does not include any financial data for the pending acquisition of MTS Medication Technologies, Inc. Also, any of the forward-looking statements about "Omnicell" in this Management Discussion & Analysis refer to the existing operations of Omnicell, excluding the potential impact of the pending acquisition.

Operating Environment During the Three Months Ended March 31, 2012

Our revenues have grown year-over-year for both product and services, with overall revenue growth of 12.2%, comparing $64.1 million for the first quarter of 2012 with $57.2 million for the first quarter of 2011. Product revenue growth is reflective of installations as allowed for by our customers’ schedules, while service revenue growth reflects a growing installed base. Product and service margins increased modestly for the three months ended March 31, 2012 as compared to the same period in 2011.

We believe our solutions are attractive relative to our competition. In particular:

•	We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•
We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists, such as our recently announced G4 platform, the SavvyTM Mobile Medication System, SinglePointeTM, Tissue Center System and Anywhere RNTM; and

•	The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

We maintain a development staff with expertise in hospital logistics and computerized automated solutions, which allows us to deliver new innovations to the market. Our ability to grow revenue and maintain positive cash flow is dependent on our ability to obtain orders from customers, the volume of installations we are able to complete, our ability to meet customers' needs while providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

During the first quarter of 2012, we achieved 1.9% growth in total revenues from the fourth quarter of 2011. Product revenue increased by $1.2 million, or 2.6%, while service revenue decreased slightly, by 0.2%. Overall gross margins for the first quarter of 2012 declined to 55.7% from 57.0% in the fourth quarter of 2011. Product gross margins declined to 58.2% on revenue of $48.5 million as compared with 58.6% on revenue of $47.3 million in the fourth quarter of 2011. Service gross margins also declined, to 48.2% on revenue of $15.6 million as compared to 52.2% margins on $15.7 million in revenue in the fourth quarter of 2011.

Cash, cash equivalents and short-term investments increased during the first quarter of 2012 from $199.9 million at December 31, 2011 to $209.5 million, with $7.3 million in quarterly operating cash flow reflecting improved net income and decline of inventories after the prior year of inventory growth in support of our transition to our G4 platform. Additionally, there were no share repurchases and no software development for external use requiring cash during the three months ended March 31, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•Revenue recognition;
•Provision for allowances;
•Valuation and impairment of goodwill, other intangible assets and other long lived assets;
•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, amending the fair value guidance in ASC 820, and thereby achieving substantially converged fair value measurement and disclosure requirements for GAAP and IFRS. The new guidance clarified some fair value measurement principles and expanded certain disclosure requirements. We adopted this guidance in the first quarter of 2012, without any impact to our financial position, operating results or cash flows.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012		2011
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$48,524	75.6%	$42,575	74.5%
Service and other revenues	15,619	24.4%	14,585	25.5%
Total revenues	64,143	100.0%	57,160	100.0%
Cost of revenues:
Cost of product revenues	20,296	31.6%	17,836	31.2%
Cost of service and other revenues	8,098	12.6%	7,674	13.4%
Total cost of revenues	28,394	44.2%	25,510	44.6%
Gross profit	35,749	55.8%	31,650	55.4%
Operating expenses:
Research and development	6,494	10.1%	4,840	8.5%
Selling, general and administrative	25,620	39.9%	25,781	45.1%
Total operating expenses	32,114	50.0%	30,621	53.6%
Income from operations	3,635	5.8%	1,029	1.8%
Interest and other income (expense)	96	0.1%	54	0.1%
Income before provision for income taxes	3,731	5.9%	1,083	1.9%
Provision for income taxes	1,380	2.2%	413	0.7%
Net income	$2,351	3.7%	$670	1.2%

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months ended March 31, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Product revenues	$48,524	$42,575	14.0%
Cost of product revenues	20,296	17,836	13.8%
Gross profit	$28,228	$24,739	14.1%
Gross margin	58.2%	58.1%

Product revenues increased by $5.9 million, or 14.0%, in the three months ended March 31, 2012 as compared to the same period in 2011. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues is primarily dependent on when our customers' schedules allow for installations. The overall increase in product revenues was driven by a combination of increased installations of our new automation products and increases in lease renewals from existing customers. We anticipate our revenues will continue to increase in 2012 by approximately 7.0% to 8.0%, year over year, as we fulfill our existing orders and as we experience an anticipated continued high volume of lease renewals.

Cost of product revenues increased by $2.5 million, or 13.8%, in the three months ended March 31, 2012 as compared to the same period in 2011. This increase is consistent with the corresponding growth in revenue.

Gross profit on product revenue increased by $3.5 million, or 14.1%, in the three months ended March 31, 2012 as compared to the same period in 2011. This increase was primarily a result of the aforementioned increases in product revenue, together with relatively comparable increases in product costs to support this revenue growth.

We do not anticipate any significant fluctuations in our gross margin beyond normal fluctuations caused by changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months ended March 31, 2012 and 2011 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands)
Service and other revenues	$15,619	$14,585	7.1%
Cost of service and other revenues	8,098	7,674	5.5%
Gross profit	$7,521	$6,911	8.8%
Gross margin	48.2%	47.4%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services. Service and other revenues increased by $1.0 million, or 7.1%, in the three months ended March 31, 2012 as compared to the same period in 2011. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts, continued growth in analytical software and higher training revenues.

Cost of service and other revenues increased by $0.4 million, or 5.5%, in the three months ended March 31, 2012 as compared to the same period in 2011. The increase was primarily due to an increase in spending related to salaries and benefits associated with higher headcount, and spare parts expense in support of the expanded service base.

Gross profit on service and other revenues increased by $0.6 million, or 8.8%, in the three months ended March 31, 2012 as compared to the same period in 2011. The increase in gross profit on service and other revenues was due to increased revenues from an expanded installed base with nominal growth in service cost. We expect our service and other revenues and the associated gross profit to continue to increase in 2012 at a similar rate with the continued expansion of our installed base of automation systems and service and maintenance contracts.

Operating Expenses

The table below shows our operating expenses for the three months ended March 31, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	% Change
Research and development	$6,494	$4,840	34.2%
Selling, general and administrative	25,620	25,781	(0.6)%
Total operating expenses	$32,114	$30,621	4.9%

Research and Development. Research and development expenses increased by $1.7 million, or 34.2%, in the three months ended March 31, 2012 as compared to the same period in 2011. Research and development expenses represented 10.1% and 8.5% of total revenues in the three months ended March 31, 2012 and 2011, respectively. The increase was due primarily to a $1.8 million decrease in software capitalization, as there were no expenses eligible for capitalization in the current period, and an increase of $0.5 million in consulting, offset by a decrease of $0.6 million of salary related expenses. The amount of research and development expense can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs in any given quarter.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.2 million, or 0.6%, in the three months ended March 31, 2012 as compared to the same period in 2011. Selling, general and administrative expenses represented 39.9% and 45.1% of total revenues in the three months ended March 31, 2012 and 2011, respectively. Selling, general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 included increased salary and benefits of $1.4 million, primarily related to net increases in sales and marketing staff, offset by the reduction due to the non-recurrence of last year's Medacist litigation settlement accrual of $1.0 million, with related legal fees of $0.5 million.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support international efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense growth relative to total revenue growth in 2012.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months ended March 31, 2012 and 2011 is presented in Note 13 "Stock Option Plans and Share-Based Compensation".

Provision for Income Taxes

The decrease in the estimated annual effective tax rate for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to an increase in the domestic production activities deduction in 2012, partially offset by the impact of the expiration of the federal research and development credit after 2011.

Liquidity and Capital Resources

We had cash and cash equivalents of $201.4 million at March 31, 2012, as compared to $191.8 million at December 31, 2011, plus an additional $8.1 million of short term investments at both March 31, 2012 and December 31, 2011.  All of our cash is in low risk short term money market funds or demand deposits. The $8.1 million of short term investments held at March 31, 2012 consisted of California revenue anticipation notes which are scheduled to mature June 26, 2012. We have no long term investments. While in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions, we believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Currently, we have cash, cash equivalents and short term investments of $209.5 million of which we will use $156.0 million cash, subject to adjustments, on the pending MTS acquisition as described in Note 14 "Subsequent Events".

Cash flows for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$7,289	$3,115
Net cash used in investing activities	(1,528)	(4,271)
Net cash provided by (used in) financing activities	3,816	(810)
Effect of exchange rate changes on cash and cash equivalents	81	—
Net increase (decrease) in cash and cash equivalents	$9,658	$(1,966)

Operating activities provided $7.3 million of cash during the three months ended March 31, 2012 as compared to $3.1 million for the three months ended March 31, 2011. The main drivers for the $4.2 million increase in cash generated from operations were a $1.7 million increase in net income, a $6.9 million increase from the change in inventories primarily the result of a non-recurring increase in 2011 in anticipation of new product introductions, partially offset by a decrease of $3.2 million in cash generated through changes in accounts receivable. Other balance sheet changes impacting the change in cash generated from operating activities were a $2.4 million increase from the change in deferred gross profit and a $1.7 million increase from the change in accrued compensation, offset by a $2.5 million decrease from the change in net investment in sales-type leases, and a $2.9 million decrease from the change in accrued liabilities and accounts payable.

Cash used in investing activities totaled $1.5 million during the three months ended March 31, 2012, as compared to $4.3 million used in investing activities during the three months ended March 31, 2011. This $2.7 million decrease in cash used was primarily due to $1.8 million spending in the same period of 2011for beta testing of several new software applications for external sale or lease as compared to none in the three months ended March 31, 2012. Cash used also differed due to the $1.0 million decrease in spending on property and equipment for the three months ended March 31, 2012 as compared to the same period of 2011.

Cash provided by financing activities was $3.8 million during the three months ended March 31, 2012, as compared to cash used of $0.8 million during the three months ended March 31, 2011, a difference of $4.6 million in cash generated. Cash used in the three months ended March 31, 2011 included $4.7 million to acquire our stock under our stock repurchase programs in the period. There was no such repurchase activity in the three months ended March 31, 2012.

Contractual Obligations

Except for the Milpitas lease signed in March 2012, there have been no material changes to our contractual obligations during the three months ended March 31, 2012.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at March 31, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2) (3)	$43,846	$4,242	$8,506	$8,129	$22,969
Commitments to contract manufacturers and suppliers (4)	5,247	5,247	—	—	—
Total (5) (6)	$49,093	$9,489	$8,506	$8,129	$22,969

(1)       Commitments under operating leases relate primarily to leasehold property and office equipment.

(2)       In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease and which will serve as our headquarters. The term of the lease agreement is for a period of 120 months, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

(3)     In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California. The term of the lease agreement is for a period of 60 months, expected to commence approximately October 2012, with a base lease commitment of approximately $1.8 million and a single five-year extension option.

(4)    We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. We record a liability for firm, non-cancelable and unconditional purchase commitments.
(5)    At March 31, 2012, we have recorded $1.6 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1 “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $1.6 million of uncertain tax position liabilities has not been included in the table of commitments above.

(6)    Also excluded from the above table of commitments is $156.0 million, subject to adjustments, for the pending all-cash transaction to acquire MTS, as described in Note 14 “Subsequent Events” in this report.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11 “Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2012 is incorporated herein by reference.

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
In addition, our medication and supply dispensing systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income, and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.
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
The announcement and pendency of the acquisition of MTS could cause disruptions in the businesses of Omnicell and MTS, which could have an adverse effect on their respective business and financial results, and consequently on the combined company.

Both Omnicell and MTS Medication Technologies, Inc. have operated and, until the completion of the acquisition, will continue to operate, independently. Uncertainty about the effect of the acquisition on employees, customers, distributors, partners and suppliers may have an adverse effect on Omnicell or MTS or both, and consequently on the combined company. These uncertainties may impair Omnicell's and/or MTS' ability to retain and motivate key personnel and could cause customers, distributors, suppliers, partners and others with whom each company deals to seek to change existing business relationships. Any such change may materially and adversely affect each company's respective businesses. In response to the announcement of our proposed acquisition of MTS or due to ongoing uncertainty about the proposed acquisition, customers of Omnicell or MTS may delay or defer purchasing decisions or elect to switch to other suppliers.

To the extent that our proposed acquisition of MTS creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned acquisition, the revenues of Omnicell, MTS or the combined company would be adversely affected. Due to the limited termination rights agreed to by the parties in the merger agreement, we may be obligated to complete the acquisition in spite of any adverse effects resulting from the disruption of Omnicell's or MTS' ongoing businesses. Furthermore, this disruption could adversely affect the combined company's ability to maintain relationships with customers, distributors, partners, suppliers and employees after the acquisition or to achieve the anticipated benefits of the acquisition. Omnicell and MTS could also be subject to litigation related to the transaction. Any of these events could adversely affect Omnicell and MTS in the near term and the combined company if the acquisition is completed.

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
In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems is usually between two weeks and one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which increases the difficulty in our ability to forecast our product backlog. Because we recognize revenue only upon installation of our systems at a customer's site, any delay in installation by our customers will also cause a delay in the recognition of revenue for that system.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of MTS, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, on April 26, 2012, we entered into an Agreement and Plan of Merger with MedPak Holdings, Inc. ("MedPak"), Mercury Acquisition Corp. and Excellere Capital Management, LLC, contemplating the acquisition of MedPak, the parent company of Medication Technology Systems, Inc., a provider of medication adherence packaging systems. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
Successful integration of Omnicell's and MTS' operations, products and personnel may place a significant burden on the combined company's management and internal resources. Omnicell may also experience difficulty in effectively integrating the different cultures and practices of MTS. Further, the difficulties of integrating MTS could disrupt the combined company's ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We may fail to realize the potential benefits of the pending acquisition of MTS.

We are pursuing the acquisition of MTS in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell and MTS. The combined company may fail to realize the potential benefits of the merger for a variety of reasons, including the following:

•	inability or failure to expand in long term care markets for medication management and adherence;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.
The actual integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate MTS' business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

If our proposed acquisition of MTS is not completed, we will have incurred substantial costs that may adversely affect our financial results and operations and the market price of our common stock may decline.

If our proposed acquisition of MTS is not completed, the price of our common stock may decline to the extent that the current market prices of our common stock reflect a market assumption that the proposed acquisition will be completed. In addition, both Omnicell and MTS have incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys, accountants and financial and other advisors. In addition, both Omnicell and MTS have each diverted significant management resources in an effort to complete the proposed acquisition. If the proposed acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

In addition, if the proposed acquisition is not completed, we may experience negative reactions from the financial markets and our suppliers, customers and employees. Each of these factors may adversely affect the trading price of our common stock and our financial results and operations.

We may need additional financing in the future to meet our capital needs and such financing may not be available on favorable terms, if at all, and may be dilutive to existing stockholders.
We intend to continue to expend substantial funds for research and development activities, product development, sales and marketing activities and the potential acquisition and integration of complementary products and businesses, including the pending acquisition of MTS. As a consequence, in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions. We may be unable to obtain any desired additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, successfully develop or enhance products, respond to competitive pressures or take advantage of acquisition opportunities, any of which could negatively affect our business. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to certain contractual restrictions on our operations.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions. Other international operations include a third-party service provider in India for customer support activity, our Hong Kong office to support international supply chain sourcing in Asia and our sales office and training center in Dubai, United Arab Emirates. During the fourth quarter of 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. Our international operations subject us to a variety of risks, including:

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
Additionally, we will be relocating our manufacturing operations to a new facility in Milpitas, California, with occupancy approximately in October 2012. If the move to the new manufacturing facility is not effectively coordinated with the headquarters move, we could experience increased costs and/or interruptions to our business.
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
Based on completion of our remediation plan, our management determined that, as of December 31, 2011, we had remediated the material weakness in internal control over financial reporting that existed at December 31, 2010. However, any future failure by us to maintain an effective internal control environment could negatively impact the market price of our common stock.
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.
During the three months ended March 31, 2012, our common stock traded between $14.10 and $17.94 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of March 31, 2012, the balance of our unsold leases to U.S. government customers was $10.6 million.
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
We frequently grant stock options to our employees. At March 31, 2012, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.51 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(4)	Bylaws of Omnicell, Inc., as amended
4.1(1)	Form of Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2012 Executive Officer Annualized Base Salaries
10.2(7)	Lease, between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

101.INS(8)	XBRL Instance Document
101.SCH(8)	XBRL Taxonomy Extension Schema Document
101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 7, 2012, and incorporated herein by reference.

(7)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-33043) filed with the Securities Exchange Commission on March 20, 2012, and incorporated herein by reference.

(8)
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

OMNICELL, INC.

Date: May 8, 2012
/s/ ROBIN G. SEIM
Robin G. Seim
Duly Authorized Officer, Chief Financial Officer and Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
3.1(1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.4(4)	Bylaws of Omnicell, Inc., as amended
4.1(1)	Form of Common Stock Certificate
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1(6)	2012 Executive Officer Annualized Base Salaries
10.2(7)	Lease, between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350)

101.INS(8)	XBRL Instance Document
101.SCH(8)	XBRL Taxonomy Extension Schema Document
101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-33043) filed with the Securities and Exchange Commission on February 7, 2012, and incorporated herein by reference.

(7)
Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-33043) filed with the Securities Exchange Commission on March 20, 2012, and incorporated herein by reference.

(8)
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