Form 10-Q
period 2012-06-30
OMNICELL, Inc
filed 2012-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 1, 2012 was 33,301,933.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$54,071	$191,762
Short-term investments	—	8,107
Accounts receivable, net of allowances of $337 and $443 at June 30, 2012 and December 31, 2011, respectively	46,390	38,661
Inventories	25,170	18,107
Prepaid expenses	11,609	10,495
Deferred tax assets	11,197	10,352
Other current assets	7,164	6,107
Total current assets	155,601	283,591
Property and equipment, net	28,965	17,306
Non-current net investment in sales-type leases	9,826	8,785
Goodwill	113,034	28,543
Other intangible assets	87,242	4,231
Non-current deferred tax assets	—	11,677
Other assets	9,959	9,716
Total assets	$404,627	$363,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,687	$11,000
Accrued compensation	13,323	7,328
Accrued liabilities	9,956	8,901
Deferred service revenue	19,791	19,191
Deferred gross profit	14,478	14,210
Total current liabilities	73,235	60,630
Non-current deferred service revenue	18,471	18,966
Non-current deferred tax liabilities	22,124	—
Other long-term liabilities	3,277	1,339
Total liabilities	117,107	80,935
Stockholders’ equity:
Total stockholders’ equity	287,520	282,914
Total liabilities and stockholders’ equity	$404,627	$363,849

(1)  Information derived from our December 31, 2011 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenues	$59,269	$46,218	$107,793	$88,793
Services and other revenues	16,115	14,787	31,734	29,372
Total revenues	75,384	61,005	139,527	118,165
Cost of revenues:
Cost of product revenues	28,600	19,730	48,896	37,566
Cost of services and other revenues	7,408	7,468	15,506	15,142
Total cost of revenues	36,008	27,198	64,402	52,708
Gross profit	39,376	33,807	75,125	65,457
Operating expenses:
Research and development	5,499	5,280	11,993	10,120
Selling, general and administrative	31,446	24,297	57,066	50,078
Total operating expenses	36,945	29,577	69,059	60,198
Income from operations	2,431	4,230	6,066	5,259
Interest and other income (expense), net	(73)	71	23	125
Income before provision for income taxes	2,358	4,301	6,089	5,384
Provision for income taxes	983	1,714	2,363	2,127
Net income	$1,375	$2,587	$3,726	$3,257
Net income per share-basic	$0.04	$0.08	$0.11	$0.10
Net income per share-diluted	$0.04	$0.08	$0.11	$0.10
Weighted average shares outstanding:
Basic	33,390	33,003	33,377	33,093
Diluted	34,316	33,981	34,329	34,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,375	$2,587	$3,726	$3,257
Other comprehensive income, net of tax:
Unrealized loss on securities:
Unrealized holding losses arising during the period	(3)	—	(1)	—
Changes in fair value of foreign currency forward hedges	65	—	65	—
Foreign currency translation adjustment	(16)	—	(16)	—
Other comprehensive income	46	—	48	—
Comprehensive income	$1,421	$2,587	$3,774	$3,257

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,726	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,333	3,794
Loss on disposal of fixed assets	19	—
Provision for (recovery of) receivable allowance	335	(43)
Share-based compensation expense	4,420	4,843
Income tax benefits from employee stock plans	(156)	2,303
Excess tax benefits from employee stock plans	(901)	(2,517)
Provision for excess and obsolete inventories	254	865
Foreign currency remeasurement loss	(23)	(8)
Deferred income taxes	(535)	(491)
Changes in operating assets and liabilities:
Accounts receivable, net	(287)	(384)
Inventories	4,409	(8,462)
Prepaid expenses	(1,114)	1,391
Other current assets	799	(288)
Net investment in sales-type leases	(780)	710
Other assets	(27)	215
Accounts payable	(817)	1,138
Accrued compensation	5,995	391
Accrued liabilities	(3,320)	(1,260)
Deferred service revenue	449	2,278
Deferred gross profit	268	(419)
Other long-term liabilities	711	(50)
Net cash provided by operating activities	18,758	7,263
Cash flows from investing activities:
Maturities of short-term investments	8,122	8,143
Acquisition of intangible assets and intellectual property	(249)	(69)
Software development for external use	(1,414)	(3,088)
Purchases of property and equipment	(4,087)	(4,764)
Business acquisition, net of cash acquired	(156,312)	—
Net cash (used in) provided by investing activities	(153,940)	222
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	3,627	3,613
Stock repurchases	(7,060)	(8,000)
Excess tax benefits from employee stock plans	901	2,517
Net cash used in financing activities	(2,532)	(1,870)
Effect of exchange rate changes on cash and cash equivalents	23	8
Net (decrease) increase in cash and cash equivalents	(137,691)	5,623
Cash and cash equivalents at beginning of period	191,762	175,635
Cash and cash equivalents at end of period	$54,071	$181,258
Supplemental disclosure of non-cash operating activity:
Acquisition consideration accrued but not paid	$(1,833)	$—
Satisfaction of acquired legal contingency with indemnification asset	—	(1,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. (“Omnicell,” “our,” “us,” “we,” or the “Company”) was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are medication control systems together with related consumables and services, and medical/surgical supply control systems, with related services, which are sold in our principal market, the healthcare industry. Our market is located primarily in the United States.

On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. (“MedPak”). MedPak is the parent company of MTS Medication Technologies, Inc. (“MTS”), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. We can now serve both the acute care and non-acute markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies. Please refer to Note 14, “Business Acquisition” for more information.

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2012, the results of their operations and comprehensive income for the three months and six months ended June 30, 2012 and 2011 and their cash flows for the six months ended June 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our results of operations, comprehensive income and cash flows for the three months and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012, or for any future period.
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

Foreign currency translation. We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as foreign currency translation adjustments and included in accumulated other comprehensive income in stockholders’ equity.

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

At June 30, 2012 and December 31, 2011, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2011, we had a short-term investment in California revenue anticipation notes, measured at fair value on a recurring basis, the valuation inputs of which were classified as Level 2. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future, pending future spending requirements are classified as “Available-for-sale” and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At June 30, 2012 and December 31, 2011, we held $33.6 million and $177.3 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents. At December 31, 2011, we held $8.1 million of non-U.S. Government securities classified as Available-for-sale short-term investments. We do not hold securities for purposes of trading. Marketable securities for which we have the intent and ability to hold to maturity are classified as “Held-to-maturity” and are carried at their amortized cost, including accrued interest. There were no Held-to-maturity securities held at June 30, 2012 and December 31, 2011.

Accounting for derivatives and hedging activities. Commencing with our May 21, 2012 acquisition of MTS, we use derivative financial instruments to limit exposure to changes in foreign currency exchange rates. We account for derivatives pursuant to ASC 815, Derivatives and Hedging. The ASC 815 guidance establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.

Segment information. Beginning with the May 21, 2012 acquisition of MTS, we manage our business on the basis of two operating segments: Acute Care and Non-Acute Care. The historical Omnicell results reported as a single segment and reporting unit comprise the Acute Care segment. MTS comprises the Non-Acute Care segment and reporting unit.

Revenue recognition. We earn revenues from sales of our medication control systems together with related consumables and services, and medical/surgical supply control systems, with related services, which are sold in our principal market, which is the healthcare industry. Our customer arrangements typically include one or more of the following deliverables:

•	Products — Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.

•	Software — Additional software applications that enable incremental functionality of our equipment.

•	Installation — Installation of equipment as integrated systems at customers’ sites.

•	Post-installation technical support — Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

•	Professional services — Other customer services, such as training and consulting.

We recognize revenue on our equipment when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:
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

We recognize revenue on the sale of consumable blister cards when title and risk of loss to the products shipped has transferred to the customer. Revenue related to these products is reported net of discounts provided to customers.

Accounts receivable and notes receivable (net investment in sales type leases). We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer’s financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer’s impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.

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

Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended June 30, 2012 and 2011, we transferred non-recourse accounts receivable totaling $15.7 million and $12.2 million, respectively, which approximated fair value, to third-party leasing companies. During the six months ended June 30, 2012 and 2011, we transferred non-recourse accounts receivable totaling $27.8 million and $23.2 million, respectively, which approximated fair value, to third-party leasing companies. At June 30, 2012 and December 31, 2011, accounts receivable included $0.7 million and $0.2 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended June 30, 2012 or 2011. Additionally, there were no customers accounting for 10% or more of revenues in the six months ended June 30, 2012 or 2011. There were no customers accounting for 10% or more of accounts receivable at June 30, 2012 or at December 31, 2011.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $0.8 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. Shipping and handling expenses totaled $1.5 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended June 30, 2012 and 2011 were approximately $5.2 million and $5.7 million, respectively. Purchases from this supplier for the six months ended June 30, 2012 and 2011 were approximately $11.5 million and $11.2 million, respectively.

Income taxes. We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply in the periods in which those tax assets and liabilities are expected to be realized. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year,

adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 40.9% and 41.7% for the six months ended June 30, 2012 and 2011, respectively. The 2012 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

The 2011 annual effective tax rate differed from the statutory rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. Our effective tax rate, after discrete items, for the six months ended June 30, 2012 and 2011, was approximately 40.4% and 41.0%, respectively.

As of June 30, 2012, we had total gross unrecognized tax benefits of approximately $7.2 million compared with approximately $5.8 million on December 31, 2011, representing an increase of approximately $1.4 million during the six months ended June 30, 2012. Approximately $1.0 million of the increase was attributable to unrecognized tax benefits recorded as part of the MTS acquisition. Of the total unrecognized tax benefits, $6.0 million and $4.6 million as of June 30, 2012 and  December 31, 2011 respectively, if recognized would reduce our effective tax rate in the period of recognition. Gross interest and penalty related to unrecognized tax benefit accrued was immaterial as of June 30, 2012 and December 31, 2011.

Recently adopted accounting pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement, amending the fair value guidance in ASC 820, and thereby achieving substantially converged fair value measurement and disclosure requirements for GAAP and International Financial Reporting Standards (“IFRS”). The new guidance clarified some fair value measurement principles and expanded certain disclosure requirements. We adopted this guidance in the first quarter of 2012 without any impact to our financial position, operating results or cash flows.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares less shares subject to repurchase plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the six months ended June 30, 2012 and 2011 were 2,103,021 and 2,085,850, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$1,375	$2,587	$3,726	$3,257
Weighted average shares outstanding — basic	33,390	33,003	33,377	33,093
Net income per share — basic	$0.04	$0.08	$0.11	$0.10
Diluted:
Net income	$1,375	$2,587	$3,726	$3,257
Weighted average shares outstanding — basic	33,390	33,003	33,377	33,093
Add: Dilutive effect of employee stock plans	926	978	952	946
Weighted average shares outstanding — diluted	34,316	33,981	34,329	34,039
Net income per share — diluted	$0.04	$0.08	$0.11	$0.10

Note 3.	Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification (1)
Cash	$20,443	$—	$—	$20,443	$20,443	$—	N/A
Money market funds	33,628	—	—	33,628	33,628	—	Available for sale
Total cash, cash equivalents and short-term investments	$54,071	$—	$—	$54,071	$54,071	$—

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$14,452	$—	$—	$14,452	$14,452	$—	N/A
Money market funds	177,310	—	—	177,310	177,310	—	Available for sale
Non-U.S. government securities	8,106	1	—	8,107	—	8,107	Available for sale
Total cash, cash equivalents and short-term investments	$199,868	$1	$—	$199,869	$191,762	$8,107

The money market fund is a daily-traded cash equivalent with the price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale.

The short term investments purchased in September 2011 were comprised of California revenue anticipation notes, which matured in June 2012. As this is the initial investment in a broader portfolio strategy for yield management, these are considered Available-for-sale. The notes were considered a Level 2 asset class, because their pricing is drawn from multiple market-related inputs, but in general not from same-day, same-security trades.

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At June 30, 2012
Money market funds	$33,628	$—	—	$33,628
Total	$33,628	$—	—	$33,628
At December 31, 2011
Money market funds	$177,310	—	—	$177,310
Non U.S. Government securities	—	$8,107	—	8,107
Total	$177,310	$8,107	—	$185,417

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$11,310	$7,666
Work in process	585	14
Finished goods	13,275	10,427
Total	$25,170	$18,107

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment	$35,322	$25,101
Furniture and fixtures	2,256	1,811
Leasehold improvements	4,196	3,692
Purchased software	21,264	20,641
Capital in process	2,391	2,283
	65,429	53,528
Accumulated depreciation and amortization	(36,464)	(36,222)
Property and equipment, net	$28,965	$17,306

Depreciation and amortization of property and equipment totaled approximately $1.9 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation and amortization of property and equipment totaled approximately $3.5 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30, 2012	December 31, 2011
Net minimum lease payments to be received	$15,328	$15,063
Less unearned interest income portion	1,113	1,229
Net investment in sales-type leases	14,215	13,834
Less current portion(1)	4,389	5,049
Non-current net investment in sales-type leases(2)	$9,826	$8,785

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.5 million as of June 30, 2012 and $0.1 million as of December 31, 2011.
(2)     Net of allowance for doubtful accounts of $0.1 million as of June 30, 2012 and $0.1 million as of December 31, 2011.

The minimum lease payments under sales-type leases as of June 30, 2012 were as follows (in thousands):

2012 (remaining six months)	$2,559
2013	4,601
2014	3,512
2015	2,516
2016	1,573
2017	567
Thereafter	—
Total	$15,328

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of June 30, 2012 and December 31, 2011 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for June 30, 2012 :
Accounts individually evaluated for impairment	$544	$544	$—
Accounts collectively evaluated for impairment	115	14,330	14,215
Ending balances: June 30, 2012	$659	$14,874	$14,215
Credit loss disclosure for December 31, 2011 :
Accounts individually evaluated for impairment	$178	$178	$—
Accounts collectively evaluated for impairment	106	13,940	13,834
Ending balances: December 31, 2011	$284	$14,118	$13,834

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$257	$380	$284	$411
Current period provision (reversal)	422	(5)	422	(9)
Direct write-downs charged against the allowance	—	—	—	—
Recoveries of amounts previously charged off	(20)	(22)	(47)	(49)
Allowance for credit losses, end of period	$659	$353	$659	$353

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill and intangible assets with an indefinite life are not subject to amortization. Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Historically, there has been no cumulative impairment of goodwill.

Activity in Goodwill by reporting units, which are the same as our operating segments, for the six months ended June 30, 2012 consists of the following (in thousands):

	Goodwill at December 31, 2011	Goodwill acquired	Other adjustments	Goodwill at June 30, 2012
Reporting units:
Acute Care	$28,543	$—	$—	$28,543
Non-Acute Care	—	84,491	—	84,491
Total	$28,543	$84,491	$—	$113,034

The goodwill acquired reflects the May 21, 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the new reporting unit called Non-Acute Care, created as a result of the MTS acquisition.

There were no indefinite-life intangibles at either June 30, 2012 or December 31, 2011. Other finite-life intangible assets at these dates consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,330	$2,003	$52,327	$4,230	$1,591	$2,639	5-30 years
Acquired technology	27,580	393	27,187	980	175	805	3-20 years
Patents	1,138	210	928	889	190	699	20 years
Trade name	6,890	115	6,775	90	37	53	3-12 years
Non-compete agreements	60	35	25	60	25	35	3 years
Total finite-lived intangibles	$89,998	$2,756	$87,242	$6,249	$2,018	$4,231

Amortization expense totaled $0.6 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense totaled $0.7 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.

Estimated annual expected amortization expense of the finite-lived intangible assets at June 30, 2012 is as follows (in thousands):

2012 (remaining six months)	$2,124
2013	4,235
2014	4,195
2015	4,172
2016	3,821
2017	3,786
Thereafter	64,909
Total	$87,242

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Advance payments from customers	$2,805	$3,390
Accrued Group Purchasing Organization (GPO) fees	2,055	2,437
Acquisition consideration payable	1,833	—
Rebates and lease buyouts	1,125	1,748
Taxes payable	527	925
Other	1,611	401
Total	$9,956	$8,901

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$23,463	$24,181
Cost of revenues, excluding installation costs	(8,985)	(9,971)
Deferred gross profit	$14,478	$14,210

Note 10.	Commitments

At June 30, 2012, the minimum payments under our operating leases for each of the five succeeding fiscal years are as follows (in thousands):

2012 (remaining six months)	$2,978
2013	5,154
2014	5,272
2015	5,183
2016	4,898
2017	4,206
Thereafter	20,430
Total	$48,121

Commitments under operating leases relate primarily to leasehold property and office equipment.

 In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease and which will serve as our headquarters. The term of the lease agreement is for a period of 10 years, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California. The term of the lease agreement is for a period of 60 months, expected to commence approximately October 2012, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.

Coincident with the May 21, 2012 acquisition of MTS, we assumed responsibility for its 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original 12 year lease agreement is through September 30, 2016 with a remaining base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In Leeds, United Kingdom, MTS leases an office and distribution center. The remaining term of the original 10 year lease agreement is through June 8, 2021, with no extension options. The remaining base lease commitment, converted from British Pounds at the current conversion rate, is approximately $1.2 million. MTS also has smaller rented offices in Strongsville, Ohio and Germany.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $7.3 million as of June 30, 2012.

At June 30, 2012, we have recorded $3.0 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the current balance of the uncertain tax position liabilities has not been included in the table of commitments above.

Note 11.	Contingencies

Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. We are not a party to any legal proceedings that management believes may have a material impact on Omnicell’s financial position or results of operations.

Guarantees
As permitted under Delaware law and our certificate of incorporation and bylaws, we have agreed to indemnify our directors and officers against certain losses that they may suffer by reason of the fact that such persons are, were or become our directors or officers. The term of the indemnification period is for the director’s or officer’s lifetime and there is no limit on the potential amount of future payments that we could be required to make under these indemnification agreements. We have purchased a directors’ and officers’ liability insurance policy that may enable us to recover a portion of any future payments that we may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.
Additionally, we undertake indemnification obligations in our ordinary course of business in connection with, among other things, the licensing of our products and the provision of our support services. In the ordinary course of our business, we have in the past and may in the future agree to indemnify another party, generally our business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, our gross negligence or intentional acts in the performance of support services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, we attempt to limit the maximum potential amount of future payments that we may be required to make under these indemnification obligations to the amounts paid to us by a customer, but in some cases the obligation may not be so limited. In addition, we have in the past and may in the future warrant to our customers that our products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that our software media is free from material defects. Sales contracts for certain of our medication packaging systems often include limited warranties for up to six months, but the periodic activity and ending warranty balances we record have historically been immaterial.
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of June 30, 2012 or December 31, 2011.

Note 12.	Stockholders’ Equity

Treasury Stock

In February 2008, our Board of Directors authorized a stock repurchase program for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time.

During the three months ended June 30, 2012, we repurchased 505,137 shares through the stock repurchase program at an average cost of $13.98 per share, including commissions, compared to zero shares repurchased in the three months ended March 31, 2012. We repurchased 218,075 shares through the stock repurchase program in the three months ended June 30, 2011 at an average cost of $15.00 per share, including commissions, and repurchased 559,175 shares at an average cost of $14.31, including commissions, in the six months ended June 30, 2011.

From the inception of the program in February 2008 through June 30, 2012, we have repurchased a total of 5,460,944 shares at an average cost of $15.51 per share through open market purchases. As of June 30, 2012, we had $5.3 million of remaining authorized funds to repurchase additional shares under the stock repurchase program. Please refer to Note 17, “Subsequent Events,” for recent share repurchase activity.

Note 13.	Stock Option Plans and Share-Based Compensation

Stock Option Plans

At June 30, 2012, a total of 1,881,980 shares of common stock were reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”). At June 30, 2012, $6.9 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.8 years.

A summary of aggregate option activity for the six months ended June 30, 2012 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	4,693	$13.36
Granted	390	$15.28
Exercised	(219)	$9.17
Forfeited	(44)	$13.23
Expired	(81)	$21.65
Outstanding at June 30, 2012	4,739	$13.57
Exercisable at June 30, 2012	3,565	$13.46

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date. Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock. Our unrecognized compensation cost related to non-vested restricted stock at June 30, 2012 was approximately $0.8 million and is expected to be recognized over a weighted-average period of 0.9 years. Expected future compensation expense relating to RSUs outstanding on June 30, 2012 is $5.3 million over a weighted-average period of 2.8 years.

A summary of activity of both restricted stock and RSUs for the six months ended June 30, 2012 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2011	68	$14.71	287	$13.03
Granted	67	$14.19	197	$14.82
Vested	(68)	$14.71	(73)	$12.81
Forfeited	—	—	(13)	$14.51
Non-vested, June 30, 2012	67	$14.19	398	$13.90

Performance-based Restricted Stock Units

In 2011, we began incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at June 30, 2012 was approximately $1.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

The accounting guidance for awards with market conditions differs from that for awards with service conditions only or service and performance conditions. Because the grant date fair value of an award containing market conditions is calculated as the expected value, averaging over all possible outcomes, the measured expense is amortized over the service period, regardless of whether the market condition is ever actually met. PSU expense of $0.3 million and $0.1 million was recognized for the three months ended June 30, 2012 and 2011, respectively. PSU expense of $0.5 million and $0.3 million was recognized for the six months ended June 30, 2012 and 2011, respectively.

The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the Index as shown in the tables below.

Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the NASDAQ Healthcare Index (the “Index”) and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.

The following table shows the percent of PSUs granted in 2011 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile (1)	110% to 119%
At or above the 75th percentile	120%

(1)                The actual percentage of PSUs eligible for further time-based vesting is based on straight-line interpolation, where, for example, if the ranking is the 70th percentile, then the vesting percentage is 115%.
On January 17, 2012, the Compensation Committee of our Board of Directors confirmed 76.3% as the percentile rank of Omnicell’s 2011 total stockholder return. This resulted in 120% of the 2011 PSU awards, or 120,000 shares, becoming eligible for further time-based vesting. The eligible PSU awards will vest as follows: 25% of the eligible awards for the first year vested immediately on January 17, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent 36 month period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
The following table shows the percent of PSUs granted in 2012 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%
After the last trading day of 2012, the Compensation Committee of our Board of Directors will determine the percentile rank of Omnicell’s total stockholder return and the number of performance-based restricted stock unit awards eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the shares on the date of the Compensation Committee of our Board of Directors meeting in 2013 when the Committee reviews the performance-based metrics and determines if they were met or not, with the remaining shares vesting on a semi-annual basis over a period of 36 months commencing on June 15, 2013 if Omnicell meets certain stock performance objectives compared to the Index. The actual number of shares that vest may be 0% to 100% of the numbers reflected above, depending upon Omnicell’s performance. Vesting is contingent upon continued service.
During the six months ended June 30, 2012, in addition to the 125,000 PSUs granted in 2012, an additional 7,500 PSUs vested as a result of Omnicell’s 2011 total stockholder return which caused 120% of the 2011 PSUs to become eligible for further time-based vesting.
A summary of activity of the PSUs for the six months ended June 30, 2012 is presented below:

		Weighted - Average Grant Date Fair Value Per
Performance-based Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2011	100	$11.15
Granted	133	$10.94
Vested	(45)	$11.15
Forfeited	—	—
Non-vested, June 30, 2012	188	$11.00

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2012, 3,602,826 shares had been issued under the ESPP. As of June 30, 2012 there were a total of 1,728,729 shares reserved for future issuance under the ESPP. For the three months and six months ended June 30, 2012, no shares and 197,831 shares, respectively, of common stock were purchased under the ESPP.

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

The impact on our results for share-based compensation for the three months and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of product and service revenues	$233	$383	$501	$750
Research and development expenses	211	345	454	672
Selling, general and administrative expenses	1,769	1,723	3,465	3,421
Total share-based compensation expenses	$2,213	$2,451	$4,420	$4,843

Note 14.	Business Acquisition

On May 21, 2012, Omnicell, completed its merger with MedPak Holdings, Inc. (“MedPak”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) under which Mercury Acquisition Corp, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS Medication Technologies, Inc.

Pursuant to the terms of the Merger Agreement, Omnicell paid approximately $158.3 million in cash after adjustments provided for in the Merger Agreement, of which approximately $13.5 million was placed in an escrow fund, which will ultimately be distributed to MedPak's stockholders (subject to claims that Omnicell may make against the escrow fund for indemnification and other claims following the closing). Omnicell has accrued a $1.8 million liability as of June 30, 2012, based on additional estimated working capital adjustments as provided under the Merger Agreement.

The MTS acquisition primarily was to align the Company with the long term trends of the healthcare market to manage the health of patients across the continuum of care. We can now better serve both the acute care and non-acute care markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies.
Omnicell is accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805, Business Combinations. Under the acquisition method, the estimated fair value of the consideration transferred to purchase the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. Omnicell has made significant estimates and assumptions in determining the allocation of the acquisition consideration. The acquisition consideration of $160.1 million is comprised of $158.3 million in cash at closing plus an estimated $1.8 million net working capital adjustment recorded in accrued liabilities, subject to review by the seller and possible adjustment.
The total consideration, and the allocation of consideration to the individual net assets is considered preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the completion of an analysis of potential contingent payroll tax withholding obligations.
The total acquisition price was approximately $160.1 million and the preliminary acquisition price allocation was comprised of the following (in thousands):

Fair value acquired
Cash including restricted cash	$2,000
Accounts receivable	7,403
Inventory	11,726
Deferred tax assets and other current assets	2,864
Total current assets	23,993
Property and equipment	11,088
Intangibles	83,500
Goodwill	84,491
Other non-current assets	244
Total assets	203,316
Current liabilities	(8,046)
Non-current deferred tax liabilities	(33,898)
Other non-current liabilities	(1,227)
Net assets acquired	$160,145

Cash consideration, fair value	$160,145

Accounts receivable is presented at its fair value, comprised of total contractual obligations due of $7.6 million of which $0.2 million is not expected to be collected. Based on an acquisition date valuation, the estimated fair values of acquired inventory and property and equipment exceeded their historical carrying values.

Identifiable intangible assets. Acquired technology relates to MTS’ products across all of its product lines that have reached technological feasibility, primarily the OnDemand technology. Trade name is primarily related to the MTS and OnDemand brand names. Customer relationships represent existing contracted relationships with pharmacies, institutional care facilities and others. Acquired technology, customer relationships, and trade names will be amortized on a straight-line basis over their estimated useful lives, which range from 12 to 30 years.

The estimated fair values of the acquired technology, trade names and customer relationships were primarily determined using either the relief-from-royalty or excess earnings methods. The interest rates utilized to discount net cash flows to their present values were determined after consideration of the overall enterprise rate of return and the relative risk and importance of the assets to the generation of future cash flows.

For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities, along with the tax attributes of the MTS companies, will carryover. Because the transaction was a cash for stock transaction, there is no tax basis in the newly acquired intangible assets. Accordingly, the acquisition accounting includes the establishment of net deferred tax liabilities of $33.9 million, resulting from book tax basis differences related to the intangible assets acquired, as well as to the step up in the value of fixed assets and inventory to their estimated fair values at the time of acquisition.

Goodwill. Approximately $84.5 million has been allocated to goodwill. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets on the acquisition date. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event our management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. We believe the MTS acquisition enhances Omnicell’s offerings and diversifies its revenue mix providing a more robust product and service solution to its current customers while expanding Omnicell’s international presence. Omnicell considers these factors as supporting the amount of goodwill recorded.

Details of acquired intangibles are as follows (in thousands, except for years):

	Fair value acquired	Useful Life (years)	First year amortization expense
Trade name	$6,800	12	$567
Customer relationships	50,100	28 to 30	1,693
Acquired technology	26,600	20	1,330
Intangibles acquired	$83,500		$3,590

Weighted avg. life of intangibles		25.11

For the three months ended June 30, 2012, Omnicell incurred approximately $3.2 million in acquisition related costs related to the MTS acquisition. These costs are included in selling, general and administrative expenses on Omnicell’s Condensed Consolidated Statement of Operations.

During the three months ended June 30, 2012, the acquired MTS operations (consolidated since the May 21, 2012 acquisition date) generated approximately $8.9 million of revenue and a net loss of $1.5 million.

The following represents unaudited pro forma revenue and net income as if MTS had been included in our consolidated results from January 1, 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$85,204	$80,798	$168,270	$157,247
Net income	$4,110	$3,874	$6,595	$6,056

The pro forma unaudited condensed consolidated operating results presented above were calculated after applying the Company's accounting policies and by adding together the historical operating statements of MTS and Omnicell, with certain adjustments, assuming an acquisition date of January 1, 2011. The adjustments include replacement of MTS historical depreciation and amortization expense with acquisition-accounting depreciation and amortization expense, based on the estimated fair values and useful lives determined from the allocation of total MTS acquisition consideration. Also reflected is the interest expense elimination effect of MTS on its debt (since it would have been paid off at acquisition) and the elimination of certain management fees to an affiliated party, offset in part by interest income foregone by Omnicell, by no longer having the acquisition consideration available as interest-bearing cash, cash equivalents and short-term investments.

The pro forma operating results do not include actual acquisition-related expenses by MTS and Omnicell as such amounts are considered nonrecurring. The total of all adjustments were tax effected using an estimated federal and state effective income tax rate.

The pro forma operating results do not include any assumption of operating synergies for the combined companies. These pro forma results are provided as required disclosures and should not be considered as a forecast for any future period, nor as representing what the actual operating results would have been if the acquisition, in fact, had occurred on January 1, 2011.

Note 15. Segments

Beginning with the May 21, 2012 acquisition of MTS, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.

The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues, gross profit and income (loss) from operations.

Since 1992, Omnicell has provided automation and business information solutions to acute care hospitals. We have developed product solutions that help optimize various workflows utilized in hospitals. We have also developed sophisticated sales, installation, and service capabilities to serve the specific and special needs of the acute care environment in hospitals. As the acute care market evolves, we see opportunities to provide medication adherence solutions, which were added to our product line through the acquisition of MTS, to the acute care market as well. A portion of our organization structure and management processes will continue to be structured to optimize sales and service of solutions to the acute care market.

Since 1984, MTS has provided medication adherence solutions to the non-acute care market. These solutions provide automated and semi-automated equipment to assist institutional and retail pharmacists in filling medication orders into blister cards, the primary method of medication control in non-acute care settings. Completing the product solution are the consumables used by institutional and retail pharmacists to make the medication adherence package. MTS has developed process manufacturing capabilities as well as sales capabilities to market medication adherence solutions to institutional and retail pharmacies. A portion of our organization structure and management processes will continue to be structured to optimize the product, sales, and service of solutions to the non-acute care market.

We believe that legislative changes and economic pressures to manage costs will cause healthcare organizations to manage the health of patients across the continuum of care regardless of the setting in which the care is provided. We believe we have the capabilities and market position to provide the tools needed by our customers to manage medications across the continuum of care. But we also believe that the inherent differences between medication management workflows in acute care settings and non-acute care settings will cause our product solutions and marketing strategies to be managed separately for these two customer segments.

For the three months and six months ended June 30, 2012 and 2011, the contributions of our segments to net revenues and income (loss) from operations, and the reconciliation to total net income, is as follows (amounts in thousands):

	Three Months Ended June 30,			Three Months Ended June 30,
	2012			2011
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$66,528	$8,856	$75,384	$61,005	$61,005
Cost of revenues	29,158	6,850	36,008	27,198	27,198
Gross profit	$37,370	$2,006	$39,376	$33,807	$33,807
Gross margin %	56.2%	22.7%	52.2%	55.4%	55.4%

Operating expenses	33,458	3,487	36,945	29,577	29,577
Income from operations	$3,912	$(1,481)	$2,431	$4,230	$4,230
Operating margin %	5.9%	(16.7)%	3.2%	6.9%	6.9%

Interest and other income (expense), net			(73)		71
Income before provision for income taxes			2,358		4,301
Provision for income taxes			983		1,714
Net income			$1,375		$2,587

(1) Non-Acute Care segment included from the May 21, 2012 acquisition of MTS

	Six Months Ended June 30,			Six Months Ended June 30,
	2012			2011
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$130,671	$8,856	$139,527	$118,165	$118,165
Cost of revenues	57,552	6,850	64,402	52,708	52,708
Gross profit	$73,119	$2,006	$75,125	$65,457	$65,457
Gross margin %	56.0%	22.7%	53.8%	55.4%	55.4%

Operating expenses	65,572	3,487	69,059	60,198	60,198
Income from operations	$7,547	$(1,481)	$6,066	$5,259	$5,259
Operating margin %	5.8%	(16.7)%	4.3%	4.5%	4.5%

Interest and other income (expense), net			23		125
Income before provision for income taxes			6,089		5,384
Provision for income taxes			2,363		2,127
Net income			$3,726		$3,257

(1) Non-Acute Care segment included from the May 21, 2012 acquisition of MTS

For the three months and the six months ended June 30, 2012, the Non-Acute Care cost of revenues included $1.7 million of acquisition-related charges primarily associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal manufacturing cycle of our business. The Non-Acute Care operating expenses included $0.9 million of acquisition-related charges primarily associated with severance expenses. For the three months and the six months ended June 30, 2012, the Acute Care operating expenses included $2.3 million of acquisition-related charges for transaction costs, required to be expensed under ASC 805 Business Combinations.

As of June 30, 2012 we have not assigned assets to our operating segments.

Note 16. Risk Management and Derivatives
We are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivatives to manage financial exposures that occur in the normal course of business but do not hold or issue derivatives for trading purposes.
Cash Flow Hedges
The purpose of our foreign currency hedging activities is to protect our business from the risk that the eventual cash flows resulting from transactions in foreign currencies, primarily product costs manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars and other intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. Our policy is to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed.
Results of hedges of anticipated intercompany transactions are recorded in other (income) expense, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other (income) expense, net currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, were immaterial for the six months ended June 30, 2012 and 2011, respectively.
 As of June 30, 2012, an immaterial amount of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income is expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of June 30, 2012, the maximum term over which we are hedging exposures to the variability of cash flows for our forecast transactions is three months.

Note 17. Subsequent Events

Treasury Stock Repurchase

In 2008, our Board of Directors established the “2008 Repurchase Program,” authorizing share repurchases of $90.0 million. Subsequent to June 30, 2012, we have continued with share repurchases. Through the date of this filing, $1.1 million remains authorized for future share repurchases due to 314,100 shares repurchased since June 30, 2012, at an average cost of $13.39 per share, including commissions.

On August 1, 2012, our Board of Directors established a new “2012 Repurchase Program”, authorizing share repurchases of $50.0 million, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.

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

•	our ability to conduct acquisitions for strategic value, including our acquisition of MTS, and successfully integrate each one into our operations;

•	the size and/or growth of our market or market-share;

•	the opportunity presented by new products or emerging markets;

•	our expectations regarding our future backlog levels;

•	the operating margins or earnings per share goals we may set;

•	our ability to align our cost structure and headcount with our current business expectations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of automated solutions for medication and supply management in healthcare. Our automation and analytics solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow and increase operational efficiency. Approximately 2,600 hospitals utilize one or more of our products, of which more than 1,600 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 institutional and retail pharmacies utilize our medication adherence packaging solutions.

We sell our medication control systems together with related consumables and services, and medical/surgical supply control systems and generate the majority of our revenue in the United States. However, we expect our revenue from our international operations to increase in future periods as we continue to grow our international business. Our sales force is organized by geographic region in the United States and Canada, and for a portion of our products in the United Kingdom and Germany. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. We have not sold in the past, and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

Business Acquisition

On May 21, 2012, we completed our acquisition of MedPak pursuant to the Merger Agreement for $158.3 million in cash, subject to certain adjustments, and including $13.5 million in cash that was placed in an escrow fund at the closing of the transaction. Under the terms of the Merger Agreement, Merger Sub, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems and solutions. MTS primarily manufactures and sells consumable medication blister cards, packaging equipment and ancillary products throughout the United States, Canada, Europe and Australia. Its customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable blister cards and most of its packaging equipment in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, MTS utilizes the services of outside contract manufacturers for some of its packaging equipment. The consumable medication blister cards and packaging equipment are designed to provide a cost-effective method for pharmacies to dispense medications. MTS’ medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Limited distributes products for MTS primarily in the United Kingdom. MTS GmbH distributes products for MTS in Germany. MTS currently serves more than 6,000 institutional pharmacies in the long-term care and correctional markets, both domestically and internationally.

With the acquisition of MTS, we organized our business into two operating business segments: Acute Care and Non-Acute Care. The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment using information about its revenues, gross profit and income (loss) from operations.

Operations During the Three Months and Six Months Ended June 30, 2012

The consolidated results presented for the three months and six months ended June 30, 2012 reflect the impact of the Non-Acute Care segment since the May 21, 2012 acquisition of MTS.

Revenues grew year-over-year for both product and services, with overall revenue growth of 23.6%, comparing $75.4 million for the second quarter of 2012 with $61.0 million for the second quarter of 2011. Overall revenue growth was 18.1% for the six month period ending June 30, 2012, comparing $139.5 million with $118.2 million for the same period in 2011. Overall revenue growth attributable to the newly acquired Non-Acute Care segment was $8.9 million, for the three months and six months ended June 30, 2012.

Product revenue growth is primarily reflective of overall increased installations as allowed for by our customers’ schedules, while service revenue growth reflects a growing installed base. Additionally, Non-Acute Care since the date of the acquisition of MTS, contributed $8.6 million and $0.3 million to the overall product and service revenue growth, respectively. Overall product and service margins increased by $5.6 million, or 16.5% for the three months ended June 30, 2012 as compared to the same period in 2011. Product and service margins increased by $9.7 million, or 14.8% for the six months ended June 30, 2012 as compared to the same period in 2011.

We believe our solutions are attractive relative to our competition. In particular:

•	We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•
We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists, such as our G4 platform, the SavvyTM Mobile Medication System, SinglePointeTM, Anywhere RNTM and OnDemand;

•	Through acquisitions, we have broadened our medication control product line to address the growing need for medication management across the continuum of care beyond hospitals; and

•	The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

We maintain a development staff with expertise in hospital logistics, pharmacy operations and computerized automated solutions, which allows us to deliver new innovations to the market. Our ability to grow revenue and maintain positive cash flow is dependent on our ability to obtain orders from customers, our ability to manufacture consumables to customer demand, the volume of installations we are able to complete, our ability to meet customers’ needs while providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

During the second quarter of 2012, we achieved 17.5% growth in total revenues from the first quarter of 2012, inclusive of the aforementioned Non-Acute Care contribution. Product revenue increased by $10.7 million, or 22.1%, while service revenue increased by $0.5 million, or 3.2%. Overall gross margins for the second quarter of 2012 declined to 52.2% from 55.7% in the first quarter of 2012. Product gross margins declined to 51.7% on revenue of $59.3 million as compared with 58.2% on revenue of $48.5 million in the first quarter of 2012. Service gross margins increased to 54.0% on revenue of $16.1 million as compared to 48.2% margins on $15.6 million in revenue in the first quarter of 2012. The overall decrease in gross margins is primarily attributable to Non-Acute Care activity which has lower margins, coupled with product mix in the Acute Care segment.

Cash, cash equivalents and short-term investments decreased by $145.8 million during the six months ended June 30, 2012 to $54.1 million from $199.9 million at December 31, 2011. During the quarter ended June 30, 2012, we expended $159.2 million for the acquisition of MTS and related transaction costs, and $7.1 million to repurchase 505,137 shares of our common stock through our stock repurchase program. These expenditures were partially offset by $18.8 million in quarterly operating cash flow reflecting improved net income and a decline in Acute Care inventories.

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
•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of our other critical accounting policies and estimates.

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

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$59,269	78.6%	$46,218	75.8%	$107,793	77.3%	$88,793	75.1%
Service and other revenues	16,115	21.4%	14,787	24.2%	31,734	22.7%	29,372	24.9%
Total revenues	75,384	100.0%	61,005	100.0%	139,527	100.0%	118,165	100.0%
Cost of revenues:
Cost of product revenues	28,600	38.0%	19,730	32.4%	48,896	35.0%	37,566	31.8%
Cost of service and other revenues	7,408	9.8%	7,468	12.2%	15,506	11.1%	15,142	12.8%
Total cost of revenues	36,008	47.8%	27,198	44.6%	64,402	46.1%	52,708	44.6%
Gross profit	39,376	52.2%	33,807	55.4%	75,125	53.9%	65,457	55.4%
Operating expenses:
Research and development	5,499	7.3%	5,280	8.7%	11,993	8.6%	10,120	8.5%
Selling, general and administrative	31,446	41.7%	24,297	39.8%	57,066	40.9%	50,078	42.4%
Total operating expenses	36,945	49.0%	29,577	48.5%	69,059	49.5%	60,198	50.9%
Income from operations	2,431	3.2%	4,230	6.9%	6,066	4.4%	5,259	4.5%
Interest and other income (expense), net	(73)	(0.1)%	71	0.1%	23	—	125	0.1%
Income before provision for income taxes	2,358	3.1%	4,301	7.0%	6,089	4.4%	5,384	4.6%
Provision for income taxes	983	1.3%	1,714	2.8%	2,363	1.7%	2,127	1.8%
Net income	$1,375	1.8%	$2,587	4.2%	$3,726	2.7%	$3,257	2.8%

The table above and the ensuing financial information and discussions presented include Non-Acute Care results since the May 21, 2012 acquisition of MTS.

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months and six months ended June 30, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Product revenues	$59,269	$46,218	28.2%	$107,793	$88,793	21.4%
Cost of product revenues	28,600	19,730	45.0%	48,896	37,566	30.2%
Gross profit	$30,669	$26,488	15.8%	$58,897	$51,227	15.0%
Gross margin	51.7%	57.3%		54.6%	57.7%

Product revenues increased by $13.1 million, or 28.2%, in the three months ended June 30, 2012 as compared to the same period in 2011. Product revenues increased by $19.0 million, or 21.4%, in the six months ended June 30, 2012 as compared to the same period in 2011. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce consumables to customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations. The overall increase in product revenues was driven by a combination of increased installations of our new automation products, increases in lease renewals from existing customers and the contribution of $8.5 million from MTS products in our Non-Acute Care segment since acquisition May 21, 2012. We anticipate our revenues will continue to increase in 2012. We expect growth in our Acute Care products segment of approximately 7.0% to 8.0%, year over year, as we fulfill our existing orders and as we experience an anticipated continued high volume of lease renewals. Additionally, year over year revenue growth for the remainder of 2012 will be impacted by the results from the Non-Acute Care segment that we did not have in 2011.

Cost of product revenues increased by $8.9 million, or 45.0%, in the three months ended June 30, 2012 as compared to the same period in 2011. Cost of product revenues increased by $11.3 million, or 30.2%, in the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily a function of Acute Care revenue growth in addition to $6.7 million of Non-Acute Care product costs incurred since May 21, 2012 and included in both the three months and six months ended June 30, 2012. The Non-Acute Care product costs included $1.6 million of acquisition related charges associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal manufacturing cycle of our business, and $0.1 million for severance expenses related to staff realignment.

Gross profit on product revenue increased by $4.2 million, or 15.8%, in the three months ended June 30, 2012 as compared to the same period in 2011. Gross profit on product revenue increased by $7.7 million, or 15.0%, in the six months ended June 30, 2012 as compared to the same period in 2011. This increase was primarily a result of the aforementioned increases in product revenue, together with relatively comparable increases in product costs to support this revenue growth. Gross profit on product revenue as a percentage of total product revenue decreased for both the three months and six months ended June 30, 2012, as compared to the corresponding prior year period primarily due to the lower margins on our Non-Acute Care product revenues, the step up of inventory valuation, and other charges associated with the acquisition of MTS that are not expected to reoccur.

We anticipate lower overall gross profit on product sales as a percentage of total product sales in the third quarter of 2012 and subsequent quarters, as we record a full quarter of Non-Acute Care revenues which carry lower gross margins than our Acute Care segment.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and six months ended June 30, 2012 and 2011 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change

Service and other revenues	$16,115	$14,787	9.0%	$31,734	$29,372	8.0%
Cost of service and other revenues	7,408	7,468	(0.8)%	15,506	15,142	2.4%
Gross profit	$8,707	$7,319	19.0%	$16,228	$14,230	14.0%
Gross margin	54.0%	49.5%		51.1%	48.4%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services. Service and other revenues increased by $1.3 million, or 9.0%, in the three months ended June 30, 2012 as compared to the same period in 2011. Service and other revenues increased by $2.4 million, or 8.0%, in the six months ended June 30, 2012 as compared to the same period in 2011. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts, continued growth in analytical software, higher training revenues and $0.3 million of service revenues attributable to MTS.

Cost of service and other revenues were flat, in the three months ended June 30, 2012 as compared to the same period in 2011 and increased by $0.4 million, or 2.4%, in the six months ended June 30, 2012 as compared to the same period in 2011. The increase was primarily due to an increase in spending of approximately $0.2 million related to salaries, benefits and other costs associated with higher headcount in support of the expanded service base in our Acute Care segment coupled with and expenses attributable to the Non-Acute Care segment.

Gross profit on service and other revenues increased by $1.4 million, or 19.0%, in the three months ended June 30, 2012 as compared to the same period in 2011. Gross profit on service and other revenues increased by $2.0 million, or 14.0%, in the six months ended June 30, 2012 as compared to the same period in 2011. The increase in gross profit on service and other revenues was primarily due to increased revenues from an expanded installed base with nominal growth in service cost attributable to our Acute Care segment. The contribution to gross profit on service and other revenues from our Non-Acute Care segment was immaterial.

We expect our service and other revenues and associated gross profit to vary in the future. We expect increases in the install base and the addition of non acute care segment service revenue and gross profit to be partially or fully offset by an increased propensity for customers to contract for service on a time and material basis, variations in the quantity and cost of spare parts used to service our install base, and increases in staffing to accommodate an increased number of customers.

Operating Expenses

The table below shows our operating expenses for the three months and six months ended June 30, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Research and development	$5,499	$5,280	4.1%	$11,993	$10,120	18.5%
Selling, general and administrative	31,446	24,297	29.4%	57,066	50,078	14.0%
Total operating expenses	$36,945	$29,577	24.9%	$69,059	$60,198	14.7%

Research and Development. Research and development expenses increased by $0.2 million, or 4.1%, in the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to the addition of Non-Acute Care research and development expenses. Research and development expenses represented 7.3% and 8.7% of total revenues in the three months ended June 30, 2012 and 2011, respectively. Research and development expenses increased by $1.9 million, or 18.5%, in the six months ended June 30, 2012 as compared to the same period in 2011 and represented 8.6% and 8.5% of total revenues in the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to a $1.8 million decrease in software capitalization primarily the result of no similar expenses eligible for capitalization in the first quarter of 2012, and an increase of $0.5 million in consulting, offset by a decrease of $0.8 million primarily due to salary related expenses in our Acute Care segment coupled with the aforementioned increase associated with our Non-Acute Care segment. The amount of research and development expense can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs in any given quarter.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $7.1 million, or 29.4%, in the three months ended June 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses represented 41.7% and 39.8% of total revenues in the three months ended June 30, 2012 and 2011, respectively. The increase was primarily due to the addition of MTS selling, general and administrative expenses of $2.4 million, $1.0 million increase in compensation costs related to increased sales and marketing staffing, $0.4 million in bad debt expense, and $3.2 million in acquisition-related expenses.

Selling, general and administrative expenses increased by $7.0 million, or 14.0%, in the six months ended June 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses represented 40.9% and 42.4% of total revenues in the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $2.4 million, a $2.4 million increase in compensation costs related to increased sales and marketing staffing, and $3.2 million in acquisition-related expenses, offset by a $1.1 million decrease in legal expenses related to the settlement of the Medacist litigation in the six months ended June 30, 2011.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support our anticipated growth as well as international expansion efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense growth relative to total revenue growth in 2012.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months and six months ended June 30, 2012 and 2011 is presented in Note 13, “Stock Option Plans and

Share-Based Compensation.”

Provision for Income Taxes

The annual effective tax rate before discrete items was 40.9% and 41.7% for the six months ended June 30, 2012 and 2011, respectively.The decrease in the estimated 2012 annual effective tax rate recorded in the six months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase in expected domestic production activities deduction in 2012, partially offset by the expiration of the federal research and development credit after 2011 and non-deductible acquisition costs.

Liquidity and Capital Resources

We had cash and cash equivalents of $54.1 million at June 30, 2012, as compared to $191.8 million in cash and cash equivalents and $8.1 million of short term investments at December 31, 2011. All of our cash is in low risk short term money market funds or demand deposits. The $8.1 million of short term investments held at December 31, 2011 consisted of California revenue anticipation notes which matured on June 26, 2012. We have no long term investments. While in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions, we believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our cash and cash equivalents of $54.1 million reflects use of $156.3 million of cash expended to acquire MTS on May 21, 2012, net of cash acquired, as described in Note 14, “Business Acquisition”.

Cash flows for the six months ended June 30, 2012 and 2011 consisted of the following (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$18,758	$7,263
Net cash (used in) provided by investing activities	(153,940)	222
Net cash used in financing activities	(2,532)	(1,870)
Effect of exchange rate changes on cash and cash equivalents	23	8
Net (decrease) increase in cash and cash equivalents	$(137,691)	$5,623

Operating activities provided $18.8 million of cash during the six months ended June 30, 2012 as compared to $7.3 million for the six months ended June 30, 2011. The main drivers for the $11.5 million increase in cash generated from operations were a $0.5 million increase in net income, a $12.9 million increase from the change in inventories primarily the result of a non-recurring increase in 2011 in anticipation of new product introductions, a $5.6 million cash increase from accrued compensation, and a $1.6 million cash increase from the excess tax benefits from employee stock plans. These were partially offset by a $2.5 million cash decrease from prepaid expenses, a $2.1 million decrease from accrued liabilities, a $2.0 million decrease from accounts payable and a $1.5 million decrease from investment in sales-type leases.

Cash used in investing activities totaled $153.9 million during the six months ended June 30, 2012, as compared to $0.2 million provided by investing activities during the six months ended June 30, 2011. This $154.2 million decrease in cash primarily reflects the $156.3 million of net cash used to acquire MTS. This was partially offset by a decline in software development, from $3.1 million for the six months ended June 30, 2011 as compared to $1.4 million in the six months ended June 30, 2012. The prior period had more pre-capitalization testing of several new software applications for external sale or lease.

Cash used by financing activities was $2.5 million during the six months ended June 30, 2012, as compared to $1.9 million during the six months ended June 30, 2011, a difference of $0.7 million in cash used. Excess tax benefits from employees stock plans provided $1.6 million lower cash inflow in the six months ended June 30, 2012, whereas the cash effect of stock purchases, comparing the two periods, provided $0.9 million more cash.

Contractual Obligations

Except for the Milpitas lease signed in March 2012 and the assumption of the St. Petersburg lease in May 2012, there have been no material changes to our contractual obligations during the six months ended June 30, 2012. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at June 30, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2) (3) (4)	$48,121	$5,486	$10,591	$9,549	$22,495
Commitments to contract manufacturers and suppliers (5)	7,310	7,310	—	—	—
Total (6)	$55,431	$12,796	$10,591	$9,549	$22,495

(1)       Commitments under operating leases relate primarily to leasehold property and office equipment.

(2)       In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord will construct a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will subsequently lease and which will serve as our headquarters. The term of the lease agreement is for a period of ten years, expected to commence November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional sixty month term.

(3) In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California. The term of the lease agreement is for a period of sixty months, expected to commence approximately October 2012, with a base lease commitment of approximately $1.8 million and a single sixty month extension option.

(4)    Commencing with the May 2012 acquisition of MTS, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original 12 year lease agreement is through September 30, 2016 with a remaining base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term. In Leeds, United Kingdom, MTS leases an office and distribution center. The remaining term of the original 10 year lease agreement is through June 8, 2021, with no extension options. The remaining base lease commitment, converted from British Pounds at the current conversion rate, is approximately $1.2 million. MTS also has smaller rented offices in Strongsville, Ohio and Germany.

(5)    We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(6)    At June 30, 2012, we have recorded $3.0 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $3.0 million of uncertain tax position liabilities has not been included in the table of commitments above.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, other than the foreign currency exposure described in Note 16, “Risk Management and Derivatives,” which are now relevant due to the higher foreign revenues of the acquired MTS business.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2012 is incorporated herein by reference.

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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions or generally reduced expenditures for capital solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.
Additionally, as the U.S. Federal government implements healthcare reform legislation, and as Congress, regulatory agencies and other state governing organizations continue to review and assess additional healthcare legislation and regulations, there may be an impact on our business. Healthcare facilities may decide to postpone or reduce spending until the implications of such healthcare enactments are more clearly understood, which may affect the demand for our products and harm our business.
The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), PhACTs LLC, Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed® Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation) and RX Systems, Inc. in the United States, and Surgichem Ltd., Jones Packaging Ltd. and Manchac Technologies, LLC (aka Dosis) in Europe.
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

Any reduction in the demand for or adoption of our medication and supply systems, related services, or consumables would reduce our revenues.
Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. A significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication and supply management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication and supply dispensing systems and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income, and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.
Changing customer requirements could decrease the demand for our products and services and our new product solutions may not achieve market acceptance.
The medication management and supply chain solutions market is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. The medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, and bring such enhancements and products to market in a timely manner, demand for our products could decrease.
We cannot assure you that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.

The acquisition of MTS could cause disruptions in our business, which could have an adverse effect on our financial results.

On May 21, 2012, we completed the acquisition of MTS, a provider of medication adherence packaging systems. Uncertainty about the effect of the acquisition on employees, customers, distributors, partners and suppliers may have an adverse effect on the combined company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, distributors, suppliers, partners and others with whom we do business to seek to change existing business relationships. Any such change may materially and adversely affect our business. Any disruption in our operations could adversely affect the combined company’s ability to maintain relationships with customers, distributors, partners, suppliers and employees or to achieve the anticipated benefits of the acquisition.

If we experience delays in installations of our medication and supply dispensing systems or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations and financial condition could be harmed.
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy, distribution and materials management systems and as a result, our sales cycles are often lengthy. The purchase of our systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involves a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems is usually between two weeks and one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which increases the difficulty in our ability to forecast our product backlog. Because we recognize revenue for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation by our customers will also cause a delay in the recognition of revenue for that system.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of MTS, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, on May 21, 2012, we completed the acquisition of MTS. We cannot assure you that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

Successful integration of Omnicell’s and MTS’ operations, products and personnel may place a significant burden on the combined company’s management and internal resources. Omnicell may also experience difficulty in effectively integrating the different cultures and practices of MTS. Further, the difficulties of integrating MTS could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

We may fail to realize the potential benefits of the acquisition of MTS.

We acquired MTS in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell and MTS. The combined company may fail to realize the potential benefits of the merger for a variety of reasons, including the following:

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

The actual integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate MTS’ business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Demand for our consumable medication packages is perishable and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule, they may utilize alternative means to distribute medications to their customers.

Approximately 20% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacies and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply packaging to our customers in a timely manner, that demand will be supplied via alternative distribution methods and our revenue will be adversely affected. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would adversely affect our revenue.

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
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
Our international operations may subject us to additional risks that can adversely affect our operating results.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions. Other international operations include a third-party service provider in India for customer support activity, our Hong Kong office to support international supply chain sourcing in Asia a sales office and training center in the United Arab Emirates, a sales and distribution center in the United Kingdom, and a sales office in Germany. During the fourth quarter of 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing an organization operating in various countries;

•	growing political sentiment against international outsourcing of production;

•	reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes;

•	changes in foreign regulatory requirements;

•	the requirement to comply with a variety of international laws and regulations, including labor, import, export, tax, anti-bribery and employment laws and changes in tariff rates;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries; and

•	political unrest, terrorism and the potential for other hostilities in areas in which we have facilities.

Our success depends, in part, on our ability to anticipate and address these risks. We cannot assure you that these or other factors will not adversely affect our business or operating results.
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	the size, product mix and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions;

•	changes in pricing policies by us or our competitors;

•	the number, timing and significance of product enhancements and new product announcements by us or our competitors;

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
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of consumables used to produce blister cards to these customers
The institutional pharmacy market is consists of both significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprise more than 10% of Omnicell revenues, they may, in some periods, comprise between 5 and 10% of revenues. If the larger national suppliers were to source consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of internal control.
As of December 31, 2010 our management determined that our internal control over financial reporting was not effective under the Section 404 criteria, as a result of a material weakness in our income tax accounting. Specifically, our processes, procedures and controls related to the preparation and review of the annual income tax provision were not effective to ensure that amounts recorded for the income tax provision and the related current and deferred income tax asset and liability accounts were accurate and determined in accordance with U.S. GAAP.
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
During the six months ended June 30, 2012, our common stock traded between $12.74 and $17.94 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
We depend on a limited number of suppliers for our products and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. We have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply. We engaged multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.
Complications in connection with our ongoing business information system upgrades to adopt new accounting standards and eventually adopt changes driven by converged accounting standards for revenues, leases and other topics may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the FASB for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies, including our revenue recognition policy, which we modified in fiscal 2011. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management’s time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these risks could adversely impact our results of operations, financial condition and cash flows.
Our U.S. government lease contracts are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into, recognize revenue and sell receivables based on these leases.

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of June 30, 2012, the balance of our unsold leases to U.S. government customers was $11.5 million.
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
We expect that developers of medication and supply dispensing systems, and medication packaging systems, will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.
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
Our products provide medication management and supply chain management solutions for the healthcare industry.

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
We grant stock options to our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At June 30, 2012, we had options outstanding to purchase approximately 4.7 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.57 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Anti-takeover provisions in our charter documents, our stockholders’ rights plan and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.
We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders’ meetings may only be called by our Board of Directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by us during the three months ended June 30, 2012:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit), including commissions	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1—30, 2012	244,687	$14.00	244,687	$8.9	million
May 1—31, 2012	—	—	—	$8.9	million
June 1—30, 2012	260,450	$13.95	260,450	$5.3	million
Total	505,137	$13.98	505,137

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Omnicell, Inc., Mercury Acquisition Corp, MedPak Holdings, Inc. and Excellere Capital Management, LLC.
3.1(2)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(5)	Bylaws of Omnicell, Inc., as amended.
4.1(2)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(6)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1*	Omnicell, Inc. Amended and Restated Severance Benefit Plan.
10.2*	Offer Letter, dated May 24, 2012, between Omnicell, Inc. and William Shields.
10.3*	Change of Control Agreement, dated May 23, 2012, between Omnicell, Inc. and William Shields and Addendum thereto dated June 24, 2012.
10.4*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended.
10.5*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended.
10.6	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004.
10.7	First Lease Amendment, between Medical Technology Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004.
10.8	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

101.INS(7)	XBRL Instance Document.
101.SCH(7)	XBRL Taxonomy Extension Schema Document.
101.CAL (7)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement

(1)	Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-33043) filed with the Securities Exchange Commission on May 2, 2012, and incorporated herein by reference.

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

OMNICELL, INC.

Date: August 9, 2012
/s/ ROBIN G. SEIM
Robin G. Seim
Duly Authorized Officer, Chief Financial Officer and Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title
2.1(1)	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Omnicell, Inc., Mercury Acquisition Corp, MedPak Holdings, Inc. and Excellere Capital Management, LLC.
3.1(2)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(4)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(5)	Bylaws of Omnicell, Inc., as amended.
4.1(2)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(6)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
10.1*	Omnicell, Inc. Amended and Restated Severance Benefit Plan.
10.2*	Offer Letter, dated May 24, 2012, between Omnicell, Inc. and William Shields.
10.3*	Change of Control Agreement, dated May 23, 2012, between Omnicell, Inc. and William Shields and Addendum thereto dated June 24, 2012.
10.4*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended.
10.5*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended.
10.6	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004.
10.7	First Lease Amendment, between Medical Technology Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004.
10.8	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

101.INS(7)	XBRL Instance Document.
101.SCH(7)	XBRL Taxonomy Extension Schema Document.
101.CAL (7)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(7)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(7)	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement

(1)	Previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 000-33043) filed with the Securities Exchange Commission on May 2, 2012, and incorporated herein by reference.

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

(*) Compensation-related agreement