Form 10-Q
period 2012-09-30
OMNICELL, Inc
filed 2012-11-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of November 1, 2012 was 33,179,043.

OMNICELL, INC.

FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$54,818	$191,762
Short-term investments	—	8,107
Accounts receivable, net of allowances of $417 and $443 at September 30, 2012 and December 31, 2011, respectively	53,109	38,661
Inventories	26,400	18,107
Prepaid expenses	13,948	10,495
Deferred tax assets	11,197	10,352
Other current assets	7,046	6,107
Total current assets	166,518	283,591
Property and equipment, net	32,185	17,306
Non-current net investment in sales-type leases	10,628	8,785
Goodwill	112,683	28,543
Other intangible assets	86,234	4,231
Non-current deferred tax assets	—	11,677
Other assets	13,754	9,716
Total assets	$422,002	$363,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,635	$11,000
Accrued compensation	8,130	7,328
Accrued liabilities	12,206	8,901
Deferred service revenue	19,994	19,191
Deferred gross profit	19,587	14,210
Total current liabilities	78,552	60,630
Non-current deferred service revenue	19,649	18,966
Non-current deferred tax liabilities	21,575	—
Other long-term liabilities	5,713	1,339
Total liabilities	125,489	80,935
Stockholders’ equity:
Total stockholders’ equity	296,513	282,914
Total liabilities and stockholders’ equity	$422,002	$363,849

(1)  Information derived from our December 31, 2011 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenues	$67,446	$49,790	$175,239	$138,583
Services and other revenues	16,885	14,649	48,619	44,021
Total revenues	84,331	64,439	223,858	182,604
Cost of revenues:
Cost of product revenues	30,636	22,429	79,532	59,995
Cost of services and other revenues	7,608	7,562	23,114	22,704
Total cost of revenues	38,244	29,991	102,646	82,699
Gross profit	46,087	34,448	121,212	99,905
Operating expenses:
Research and development	5,545	6,019	17,538	16,139
Selling, general and administrative	29,316	23,635	86,382	73,713
Total operating expenses	34,861	29,654	103,920	89,852
Income from operations	11,226	4,794	17,292	10,053
Interest and other income (expense), net	34	(191)	57	(66)
Income before provision for income taxes	11,260	4,603	17,349	9,987
Provision for income taxes	4,340	1,609	6,703	3,736
Net income	$6,920	$2,994	$10,646	$6,251
Net income per share-basic	$0.21	$0.09	$0.32	$0.19
Net income per share-diluted	$0.20	$0.09	$0.31	$0.18
Weighted average shares outstanding:
Basic	33,193	33,209	33,316	33,132
Diluted	34,068	34,219	34,241	34,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,920	$2,994	$10,646	$6,251
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized loss on securities:
Unrealized holding (losses) gains arising during the period	—	2	(1)	2
Changes in fair value of foreign currency forward hedges	—	—	65	—
Foreign currency translation adjustment	70	—	54	—
Other comprehensive income	70	2	118	2
Comprehensive income	$6,990	$2,996	$10,764	$6,253

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,646	$6,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,247	5,820
Loss on disposal of fixed assets	28	—
Provision for (recovery of) receivable allowance	410	(527)
Share-based compensation expense	6,781	7,254
Income tax benefits from employee stock plans	1,638	3,208
Excess tax benefits from employee stock plans	(2,336)	(3,553)
Provision for excess and obsolete inventories	509	564
Foreign currency remeasurement loss	—	140
Deferred income taxes	(1,084)	(270)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,103)	(3,286)
Inventories	2,924	(7,835)
Prepaid expenses	(3,453)	1,316
Other current assets	921	(953)
Net investment in sales-type leases	(1,493)	917
Other assets	(13)	759
Accounts payable	2,131	1,180
Accrued compensation	802	(669)
Accrued liabilities	(1,719)	308
Deferred service revenue	2,117	3,224
Deferred gross profit	5,377	442
Other long-term liabilities	1,147	339
Net cash provided by operating activities	27,477	14,629
Cash flows from investing activities:
Purchases of short-term investments	—	(8,097)
Maturities of short-term investments	8,122	8,143
Acquisition of intangible assets and intellectual property	(303)	(136)
Software development for external use	(3,118)	(3,523)
Purchases of property and equipment	(9,560)	(6,808)
Business acquisition, net of cash acquired	(156,312)	—
Net cash used in investing activities	(161,171)	(10,421)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	6,777	6,607
Stock repurchases	(12,363)	(10,560)
Excess tax benefits from employee stock plans	2,336	3,553
Net cash used in financing activities	(3,250)	(400)
Effect of exchange rate changes on cash and cash equivalents	—	(140)
Net (decrease) increase in cash and cash equivalents	(136,944)	3,668
Cash and cash equivalents at beginning of period	191,762	175,635
Cash and cash equivalents at end of period	$54,818	$179,303
Supplemental disclosure of non-cash operating activity:
Acquisition consideration accrued but not paid	$(1,482)	$—
Satisfaction of acquired legal contingency with indemnification asset	—	(1,200)

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

On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. (“MedPak”). MedPak is the parent company of MTS Medication Technologies, Inc. (“MTS”), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. We can now serve both the acute care and non-acute markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies. Please refer to Note 14, “Business Acquisition” for more information regarding the transaction.

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2012, the results of their operations and comprehensive income for the three months and nine months ended September 30, 2012 and 2011 and their cash flows for the nine months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our results of operations, comprehensive income and cash flows for the three months and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012, or for any future period.

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

At September 30, 2012 and December 31, 2011, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2011, we had a short-term investment in California revenue anticipation notes, measured at fair value on a recurring basis, the valuation inputs of which were classified as Level 2. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future pending future spending requirements are classified as “Available-for-sale” and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At September 30, 2012 and December 31, 2011, we held $31.9 million and $177.3 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents. At December 31, 2011, we held $8.1 million of non-U.S. Government securities classified as Available-for-sale short-term investments. We do not hold securities for purposes of trading. Marketable securities for which we have the intent and ability to hold to maturity are classified as “Held-to-maturity” and are carried at their amortized cost, including accrued interest. We had no Held-to-maturity securities at September 30, 2012 and December 31, 2011.

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

Segment information. Beginning with the May 21, 2012 acquisition of MTS, we manage our business on the basis of two operating segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings. The historical Omnicell results were reported as a single segment and reporting unit, primarily comprising the Acute Care segment. MTS primarily comprises the Non-Acute Care segment and reporting unit.

Revenue recognition. We earn revenues from sales of our medication control systems together with related consumables and services, and medical/surgical supply control systems with related services, which are sold in our principal market, which is the healthcare industry. Our customer arrangements typically include one or more of the following deliverables:

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

Uncollectible amounts are charged off against trade receivables and the allowance for doubtful accounts when we make a final determination that there is no reasonable expectation of recovery. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While we believe that our allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually be uncollectible in the future.

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

Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended September 30, 2012 and 2011, we transferred non-recourse accounts receivable totaling $14.6 million and $9.0 million, respectively, which approximated fair value, to third-party leasing companies. During the nine months ended September 30, 2012 and 2011, we transferred non-recourse accounts receivable totaling $42.5 million and $32.2 million, respectively, which approximated fair value, to third-party leasing companies. At September 30, 2012 and December 31, 2011, accounts receivable included $0.8 million and $0.2 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues in the three months ended September 30, 2012 or 2011. Additionally, there were no customers accounting for 10% or more of revenues in the nine months ended September 30, 2012 or 2011. There were no customers accounting for 10% or more of accounts receivable at September 30, 2012 or at December 31, 2011.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $1.2 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. Shipping and handling expenses totaled $2.7 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended September 30, 2012 and 2011 were approximately $6.3 million and $4.9 million, respectively. Purchases from this supplier for the nine months ended September 30, 2012 and 2011 were approximately $17.8 million and $16.1 million, respectively.

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
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 41.5% and 40.3% for the nine months ended September 30, 2012 and 2011, respectively. The 2012 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction.

The 2011 annual effective tax rate differed from the statutory rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. Our projected effective tax rate for 2012, after discrete items recorded through September 30, 2012 and 2011, were approximately 39.6% and 38.4%, respectively.

As of September 30, 2012, we had total gross unrecognized tax benefits of approximately $8.4 million, compared with approximately $5.8 million on December 31, 2011, representing an increase of approximately $2.6 million during the nine months ended September 30, 2012. Approximately $1.0 million of the increase was attributable to unrecognized tax benefits recorded as part of the MTS acquisition. Of the total unrecognized tax benefits, $7.1 million and $4.6 million as of September 30, 2012 and December 31, 2011, respectively, if recognized would reduce our effective tax rate in the period of recognition. Gross interest and penalties related to unrecognized tax benefit accrued were immaterial as of September 30, 2012 and December 31, 2011.

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

Recently issued accounting pronouncement. In July 2012, FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on impairment testing of intangible assets with indefinite lives other than goodwill. This guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived asset is impaired. An entity has the option to bypass the qualitative assessment and proceed directly to calculating the fair value of an intangible asset with an indefinite life. This update will be effective for us for interim and annual impairment tests performed beginning in the first quarter of fiscal 2013. We do not anticipate this update will have any significant impact on our financial position, operating results or cash flows, as this update does not change how we calculate impairment loss.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the nine months ended September 30, 2012 and 2011 were 2,067,273 and 2,089,739, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$6,920	$2,994	$10,646	$6,251
Weighted average shares outstanding — basic	33,193	33,209	33,316	33,132
Net income per share — basic	$0.21	$0.09	$0.32	$0.19
Diluted:
Net income	$6,920	$2,994	$10,646	$6,251
Weighted average shares outstanding — basic	33,193	33,209	33,316	33,132
Add: Dilutive effect of employee stock plans	875	1,010	925	968
Weighted average shares outstanding — diluted	34,068	34,219	34,241	34,100
Net income per share — diluted	$0.20	$0.09	$0.31	$0.18

Note 3.	Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$22,911	$—	$—	$22,911	$22,911	$—	N/A
Money market funds	31,907	—	—	31,907	31,907	—	Available for sale
Total cash, cash equivalents and short-term investments	$54,818	$—	$—	$54,818	$54,818	$—

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$14,452	$—	$—	$14,452	$14,452	$—	N/A
Money market funds	177,310	—	—	177,310	177,310	—	Available for sale
Non-U.S. government securities	8,106	1	—	8,107	—	8,107	Available for sale
Total cash, cash equivalents and short-term investments	$199,868	$1	$—	$199,869	$191,762	$8,107

The money market fund is a daily-traded cash equivalent with a price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale.

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

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At September 30, 2012
Money market funds	$31,907	$—	—	$31,907
Total	$31,907	$—	—	$31,907
At December 31, 2011
Money market funds	$177,310	—	—	$177,310
Non U.S. Government securities	—	$8,107	—	8,107
Total	$177,310	$8,107	—	$185,417

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$9,290	$7,666
Work in process	526	14
Finished goods	16,584	10,427
Total	$26,400	$18,107

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Equipment	$32,373	$25,101
Furniture and fixtures	2,262	1,811
Leasehold improvements	4,234	3,692
Purchased software	21,500	20,641
Capital in process	6,608	2,283
	66,977	53,528
Accumulated depreciation and amortization	(34,792)	(36,222)
Property and equipment, net	$32,185	$17,306

Depreciation and amortization of property and equipment totaled approximately $2.2 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation and amortization of property and equipment totaled approximately $5.7 million and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30, 2012	December 31, 2011
Net minimum lease payments to be received	$16,395	$15,063
Less unearned interest income portion	1,378	1,229
Net investment in sales-type leases	15,017	13,834
Less current portion(1)	4,389	5,049
Non-current net investment in sales-type leases(2)	$10,628	$8,785

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.5 million as of September 30, 2012 and $0.1 million as of December 31, 2011.
(2)     Net of allowance for doubtful accounts of $0.1 million as of September 30, 2012 and $0.1 million as of December 31, 2011.

The minimum lease payments under sales-type leases as of September 30, 2012 were as follows (in thousands):

2012 (remaining three months)	$1,087
2013	5,152
2014	4,028
2015	2,973
2016	1,927
2017	1,055
Thereafter	173
Total	$16,395

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of September 30, 2012 and December 31, 2011 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for September 30, 2012 :
Accounts individually evaluated for impairment	$518	$518	$—
Accounts collectively evaluated for impairment	119	15,136	15,017
Ending balances: September 30, 2012	$637	$15,654	$15,017
Credit loss disclosure for December 31, 2011 :
Accounts individually evaluated for impairment	$178	$178	$—
Accounts collectively evaluated for impairment	106	13,940	13,834
Ending balances: December 31, 2011	$284	$14,118	$13,834

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$659	$353	$284	$411
Current period provision (reversal)	4	(7)	426	(16)
Direct write-downs charged against the allowance	—	—	—	—
Recoveries of amounts previously charged off	(26)	(24)	(73)	(73)
Allowance for credit losses, end of period	$637	$322	$637	$322

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles - Goodwill and Other, goodwill and intangible assets with an indefinite life are not subject to amortization. Rather, we evaluate these assets for impairment at least annually or more frequently if events or changes in circumstances suggest that the carrying amount may not be recoverable. Historically, there has been no cumulative impairment of goodwill.

Activity in Goodwill by reporting units, which are the same as our operating segments, for the nine months ended September 30, 2012 consists of the following (in thousands):

	Goodwill at December 31, 2011	Goodwill acquired	Goodwill at September 30, 2012
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	—	84,140	84,140
Total	$28,543	$84,140	$112,683

The goodwill acquired reflects the May 21, 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the new reporting unit called Non-Acute Care, created as a result of the MTS acquisition.

There were no indefinite-life intangibles at either September 30, 2012 or December 31, 2011. Finite-life intangible assets at these dates consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,330	$2,539	$51,791	$4,230	$1,591	$2,639	5-30 years
Acquired technology	27,580	760	26,820	980	175	805	3-20 years
Patents	1,192	214	978	889	190	699	20 years
Trade name	6,890	265	6,625	90	37	53	3-12 years
Non-compete agreements	60	40	20	60	25	35	3 years
Total finite-lived intangibles	$90,052	$3,818	$86,234	$6,249	$2,018	$4,231

Amortization expense totaled $1.1 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense totaled $1.8 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.

Estimated annual expected amortization expense of the finite-lived intangible assets at September 30, 2012 was as follows (in thousands):

2012 (remaining three months)	$1,062
2013	4,235
2014	4,195
2015	4,172
2016	3,821
2017	3,786
Thereafter	64,963
Total	$86,234

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Advance payments from customers	$3,001	$3,390
Accrued Group Purchasing Organization (GPO) fees	2,271	2,437
Acquisition consideration payable	1,482	—
Rebates and lease buyouts	2,175	1,748
Taxes payable	855	925
Other	2,422	401
Total	$12,206	$8,901

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$28,984	$24,181
Cost of revenues, excluding installation costs	(9,397)	(9,971)
Deferred gross profit	$19,587	$14,210

Note 10.	Commitments

At September 30, 2012, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2012 (remaining three months)	$1,518
2013	5,595
2014	5,367
2015	5,187
2016	4,908
2017	4,217
Thereafter	20,301
Total	$47,093

Commitments under operating leases relate primarily to leasehold property and office equipment.

 In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord has constructed a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will lease and which will serve as our headquarters. The term of the lease agreement is for a period of 10 years, and will commence in November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California which commenced in October 2012. The term of the lease agreement is for a period of 60 months, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.

Commencing with the acquisition of MTS, we assumed responsibility for its 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original 12 year lease agreement is through September 30, 2016 with a remaining base lease commitment of approximately $3.7 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In Leeds, United Kingdom, we lease an office and distribution center. The remaining term of the original 10 year lease agreement is through June 8, 2021, with no extension options. The remaining base lease commitment, converted from British Pounds at the current conversion rate, is approximately $1.2 million. We also have smaller rented offices in Strongsville, Ohio and Germany.

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $6.3 million as of September 30, 2012.

At September 30, 2012, we have recorded $3.5 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the current balance of the uncertain tax position liabilities has not been included in the table of commitments above.

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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of September 30, 2012 or December 31, 2011.

Note 12.	Stockholders’ Equity

Treasury Stock

In February 2008, our Board of Directors authorized a stock repurchase program, the “2008 Repurchase Program”, for the repurchase of up to $90.0 million of our common stock. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. None of the repurchased shares have been retired. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors. The stock repurchase program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time.

On August 1, 2012, our Board of Directors established a new stock repurchase program, the “2012 Repurchase Program”, authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The stock repurchase program does not obligate Omnicell to repurchase any specific number of shares, and Omnicell may terminate or suspend the repurchase program at any time.

During the three months ended September 30, 2012, we repurchased 393,031 shares through the 2008 Repurchase Program at an average cost of $13.49 per share, including commissions, compared to 505,137 shares repurchased in the three months ended June 30, 2012 at an average cost of $13.98 per share, including commissions. For the nine months ended September 30, 2012, we repurchased 898,168 shares at an average cost of $13.76 per share, including commissions. In the three months ended September 30, 2011, we repurchased 182,784 shares through the 2008 Repurchase Program at an average cost of $14.01 per share, including commissions, For the nine months ended September 30, 2011, we repurchased 741,959 shares at an average cost of $14.23, including commissions.

From the inception of the 2008 Repurchase Program in February 2008 through September 30, 2012, we have repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of September 30, 2012, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.

Through September 30, 2012, we have not repurchased any shares through the 2012 Repurchase Program and therefore had $50.0 million of authorized funds to repurchase shares under the 2012 Repurchase Program.

Note 13.	Stock Option Plans and Share-Based Compensation

Stock Option Plans

At September 30, 2012, a total of 1,817,936 shares of common stock were reserved for future issuance under our 2009 Equity Incentive Plan (the “2009 Plan”). At September 30, 2012, $6.5 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.7 years.

A summary of aggregate option activity for the nine months ended September 30, 2012 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	4,693	$13.36
Granted	473	$15.15
Exercised	(362)	$8.61
Forfeited	(65)	$13.71
Expired	(100)	$21.58
Outstanding at September 30, 2012	4,639	$13.73
Exercisable at September 30, 2012	3,513	$13.60

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date. Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock. Our unrecognized compensation cost related to non-vested restricted stock at September 30, 2012 was approximately $0.6 million and is expected to be recognized over a weighted-average period of 0.6 years. Expected future compensation expense relating to RSUs outstanding on September 30, 2012 is $4.9 million over a weighted-average period of 2.6 years.

A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2012 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2011	68	$14.71	287	$13.03
Granted	67	$14.19	218	$14.80
Vested	(68)	$14.71	(86)	$12.76
Forfeited	—	—	(16)	$14.46
Non-vested, September 30, 2012	67	$14.19	403	$13.98

Performance-based Restricted Stock Units

In 2011, we began incorporating performance-based restricted stock units (“PSUs”) as an element of our executive compensation plans. Our unrecognized compensation cost related to non-vested performance-based restricted stock units at September 30, 2012 was approximately $1.0 million and is expected to be recognized over a weighted-average period of 1.4 years.

The accounting guidance for awards with market conditions differs from that for awards with service conditions only or service and performance conditions. Because the grant date fair value of an award containing market conditions is calculated as the expected value, averaging over all possible outcomes, the measured expense is amortized over the service period, regardless of whether the market condition is ever actually met. PSU expense of $0.2 million and $0.1 million was recognized for the three months ended September 30, 2012 and 2011, respectively. PSU expense of $0.8 million and $0.4 million was recognized for the nine months ended September 30, 2012 and 2011, respectively.

The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the “Index”) as shown in the tables below.

Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.

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
During the nine months ended September 30, 2012, in addition to the 125,000 PSUs granted in 2012, an additional 7,500 PSUs vested as a result of Omnicell’s 2011 total stockholder return which caused 120% of the 2011 PSUs to become eligible for further time-based vesting.
A summary of activity of the PSUs for the nine months ended September 30, 2012 is presented below:

		Weighted - Average Grant Date Fair Value Per
Performance-based Stock Units	Number of Shares	Share
	(in thousands)
Non-vested, December 31, 2011	100	$11.15
Granted	133	$10.94
Vested	(45)	$11.15
Forfeited	—	—
Non-vested, September 30, 2012	188	$11.00

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2012, 3,782,844 shares had been issued under the ESPP. As of September 30, 2012 there were a total of 1,548,711 shares reserved for future issuance under the ESPP. For the three months and nine months ended September 30, 2012, 180,018 shares and 377,849 shares, respectively, of common stock were purchased under the ESPP.

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

The impact on our results for share-based compensation for the three months and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of product and service revenues	$275	$358	$776	$1,108
Research and development expenses	232	333	686	1,005
Selling, general and administrative expenses	1,854	1,720	5,319	5,141
Total share-based compensation expenses	$2,361	$2,411	$6,781	$7,254

Note 14.	Business Acquisition

On May 21, 2012, we completed our merger with MedPak Holdings, Inc. (“MedPak”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) under which Mercury Acquisition Corp, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS.

Pursuant to the terms of the Merger Agreement, we paid approximately $158.3 million in cash after adjustments provided for in the Merger Agreement, of which approximately $13.5 million was placed in an escrow fund, which will be distributed to MedPak's stockholders (subject to claims that we may make against the escrow fund for indemnification and other claims following the closing). We had accrued a $1.8 million liability against this escrow fund as of June 30, 2012, based on additional estimated working capital adjustments as provided under the Merger Agreement.

As of September 30, 2012, the working capital adjustment has been finalized with a resulting reduction in goodwill of $0.3 million and a corresponding reduction in accrued liabilities, leaving a balance of $1.5 million. In October 2012, the portion of the escrow fund set aside for the working capital adjustment was disbursed with Omnicell receiving $0.3 million and Medpak's former stockholders receiving the remainder.

The MTS acquisition primarily was to align Omnicell with the long term trends of the healthcare market to manage the health of patients across the continuum of care. We can now better serve both the acute care and non-acute care markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies.
We are accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805, Business Combinations. Under the acquisition method, the estimated fair value of the consideration transferred to purchase the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration. The revised acquisition consideration of $159.8 million is comprised of $158.3 million in cash at closing plus an estimated $1.5 million net working capital adjustment recorded in accrued liabilities, subject to review by the seller and possible adjustment.
The total consideration, and the allocation of consideration to the individual net assets is considered preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the completion of an analysis of potential contingent payroll tax withholding obligations.
The total revised acquisition price was approximately $159.8 million and the preliminary acquisition price allocation is comprised of the following (in thousands):

Fair value acquired
Cash including restricted cash	$2,000
Accounts receivable	7,403
Inventory	11,726
Deferred tax assets and other current assets	2,864
Total current assets	23,993
Property and equipment	11,088
Intangibles	83,500
Goodwill	84,140
Other non-current assets	244
Total assets	202,965
Current liabilities	(8,046)
Non-current deferred tax liabilities	(33,898)
Other non-current liabilities	(1,227)
Net assets acquired	$159,794

Cash consideration, fair value	$159,794

Accounts receivable is presented at its fair value, comprised of total contractual obligations due of $7.6 million, of which $0.2 million is not expected to be collected. Based on an acquisition date valuation, the estimated fair values of acquired inventory and property and equipment exceeded their historical carrying values.

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

For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities, along with the tax attributes of the MTS companies, will carryover. Because the transaction was a cash-for-stock transaction, there is no tax basis in the newly acquired intangible assets. Accordingly, the acquisition accounting includes the establishment of net deferred tax liabilities of $33.9 million, resulting from book tax basis differences related to the intangible assets acquired, as well as to the step up in the value of fixed assets and inventory to their estimated fair values at the time of acquisition.

Goodwill. Approximately $84.1 million has been allocated to goodwill. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets on the acquisition date. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event our management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. We believe the MTS acquisition enhances our offerings and diversifies our revenue mix, providing a more robust product and service solution to its current customers while expanding Omnicell’s international presence. We consider these factors as supporting the amount of goodwill recorded.

Details of acquired intangibles are as follows (in thousands, except for years):

	Fair value acquired	Useful Life (years)	First year amortization expense
Trade name	$6,800	12	$567
Customer relationships	50,100	28 to 30	1,693
Acquired technology	26,600	20	1,330
Intangibles acquired	$83,500		$3,590

Weighted avg. life of intangibles		25.11

For the nine months ended September 30, 2012, we incurred approximately $3.2 million in acquisition-related costs in connection with the MTS acquisition. These costs are included in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2012, the acquired MTS operations (consolidated since the May 21, 2012 acquisition date) generated revenue of approximately $18.3 million and net income of $1.9 million.

The following represents unaudited pro forma revenue and net income as if MTS had been included in our consolidated results from January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$84,331	$82,468	$252,601	$239,715
Net income	$6,920	$3,785	$13,515	$9,841

The pro forma unaudited condensed consolidated operating results presented above were calculated after applying Omnicell's accounting policies and by adding together the historical operating statements of MTS and Omnicell, with certain adjustments, assuming an acquisition date of January 1, 2011. The adjustments include replacement of MTS historical depreciation and amortization expense with acquisition-accounting depreciation and amortization expense, based on the estimated fair values and useful lives determined from the allocation of total MTS acquisition consideration. Also reflected is the interest expense elimination effect of MTS on its debt (since it would have been paid off at acquisition) and the elimination of certain management fees to an affiliated party, offset in part by interest income foregone by Omnicell, by no longer having the acquisition consideration available as interest-bearing cash, cash equivalents and short-term investments.

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

Note 15. Segments

Beginning with the acquisition of MTS, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.

The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services, but also includes medication dispensing systems sold to non-acute care pharmacies and facilities. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations.

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

During the three months ended September 30, 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities is now being reflected as a part of the Non-Acute Care segment for the three months and nine months ended September 30, 2012. The impact of this reporting structure change on the three months and nine months ended September 30, 2011 was immaterial to our overall reported results.
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

For the three months and nine months ended September 30, 2012 and 2011, the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended September 30,			Three Months Ended September 30,
	2012			2011
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$64,394	$19,937	$84,331	$64,439	$64,439
Cost of revenues	26,920	11,324	38,244	29,991	29,991
Gross profit	$37,474	$8,613	$46,087	$34,448	$34,448
Gross margin %	58.2%	43.2%	54.7%	53.5%	53.5%

Operating expenses	29,070	5,791	34,861	29,654	29,654
Income from operations	$8,404	$2,822	$11,226	$4,794	$4,794
Operating margin %	13.1%	14.2%	13.3%	7.4%	7.4%

Interest and other income (expense), net			34		(191)
Income before provision for income taxes			11,260		4,603
Provision for income taxes			4,340		1,609
Net income			$6,920		$2,994

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012			2011
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$191,294	$32,564	$223,858	$182,604	$182,604
Cost of revenues	82,858	19,788	102,646	82,699	82,699
Gross profit	$108,436	$12,776	$121,212	$99,905	$99,905
Gross margin %	56.7%	39.2%	54.1%	54.7%	54.7%

Operating expenses	94,167	9,753	103,920	89,852	89,852
Income from operations	$14,269	$3,023	$17,292	$10,053	$10,053
Operating margin %	7.5%	9.3%	7.7%	5.5%	5.5%

Interest and other income (expense), net			57		(66)
Income before provision for income taxes			17,349		9,987
Provision for income taxes			6,703		3,736
Net income			$10,646		$6,251

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

For the nine months ended September 30, 2012, the Non-Acute Care cost of revenues included $1.7 million of acquisition-related charges primarily associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal manufacturing cycle of our business. The Non-Acute Care operating expenses included $0.9 million of acquisition-related charges primarily associated with severance expenses. For the nine months ended September 30, 2012, the Acute Care operating expenses included $2.3 million of acquisition-related charges for transaction costs, required to be expensed under ASC 805 Business Combinations. As of September 30, 2012, we have not assigned assets to our operating segments.

Note 16. Risk Management and Derivatives
We are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivatives to manage financial exposures that occur in the normal course of business but do not hold or issue derivatives for trading purposes.
Currency Forward Contracts
From time to time we enter into foreign currency forward contracts to protect our business from the risk that the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies.
These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a hedging instrument. As of September 30, 2012, we had no foreign currency forward contracts outstanding.

Note 17. Subsequent Events

Investment in United Kingdom Distributor

On September 28, 2012, we entered into an agreement with our distributor in the United Kingdom to purchase 15% of the outstanding equity in the company for approximately $0.9 million in cash. In connection with the investment, Omnicell has the right, under certain circumstances, to appoint a member to our United Kingdom distributor's board of directors as well as certain other voting rights. As a result of these and other factors, we anticipate that we will be accounting for this investment using the equity method.

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

•	our ability to conduct acquisitions for strategic value and successfully integrate each one into our operations, including our acquisition of MTS;

•	the size and/or growth of our market or market-share;

•	the opportunity presented by new products or emerging markets;

•	our expectations regarding our future backlog levels;

•	the operating margins or earnings per share goals we may set;

•	our ability to align our cost structure and headcount with our current business expectations;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.

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

Overview

We were incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. We are a leading provider of automated solutions for medication and supply management in healthcare. Our automation and analytics solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow and increase operational efficiency. Approximately 2,700 hospitals utilize one or more of our products, of which more than 1,700 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 institutional and retail pharmacies utilize our medication adherence packaging solutions.

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

Business Acquisition

On May 21, 2012, we completed our acquisition of MedPak pursuant to the Merger Agreement for $158.3 million in cash, subject to certain adjustments, and including $13.5 million in cash that was placed in an escrow fund at the closing of the transaction, of which approximately $0.3 million was released to Omnicell and approximately $2.0 million was released to the former MedPak stockholders pursuant to a final working capital adjustment recorded during the third quarter of 2012. Under the terms of the Merger Agreement, Mercury Acquisition Corp, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems and solutions. MTS primarily manufactures and sells consumable medication blister cards, packaging equipment and ancillary products throughout the United States, Canada, Europe and Australia. Its customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. MTS manufactures its proprietary consumable blister cards and most of its packaging equipment in its own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, MTS utilizes the services of outside contract manufacturers for some of its packaging equipment. The consumable medication blister cards and packaging equipment are designed to provide a cost-effective method for pharmacies to dispense medications. MTS’ medication dispensing systems and products provide innovative methods for dispensing medications in disposable packages. MTS Medication Technologies Limited distributes products for MTS primarily in the United Kingdom. MTS Medication Technologies GmbH distributes products for MTS in Germany. MTS currently serves more than 6,000 institutional pharmacies in the long-term care and correctional markets, both domestically and internationally.

With the acquisition of MTS, we organized our business into two operating business segments: Acute Care and Non-Acute Care. The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (“CODM”), for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations.

Operations During the Three Months and Nine Months Ended September 30, 2012

The consolidated results presented for the three months and nine months ended September 30, 2012 reflect the impact of the acquisition of MTS since May 21, 2012 as a part of the Non-Acute Care segment.

Revenues grew year-over-year for both product and services, with overall revenue growth of 30.9%, comparing $84.3 million for the third quarter of 2012 with $64.4 million for the third quarter of 2011. Overall revenue growth was 22.6% for the nine months ended September 30, 2012, comparing $223.9 million with $182.6 million for the same period in 2011. As a result of the acquisition of MTS, the Non-Acute Care segment contributed $19.9 million and $32.6 million in the three months and nine months ended September 30, 2012, respectively.

The Non-Acute Care segment for the third quarter of 2012 contributed $18.7 million and $1.2 million to the overall product and service revenue growth, respectively. The Acute Care segment contributed revenues of $64.4 million which were unchanged for the three months ended September 30, 2012 as compared to the same period in 2011. Overall product and service margins increased by $11.6 million, or 33.8% for the three months ended September 30, 2012 as compared to the same period in 2011. Product and service margins increased by $21.3 million, or 21.3% for the nine months ended September 30, 2012 as compared to the same period in 2011.

During the third quarter of 2012, we achieved 11.9% growth in total revenues from the second quarter of 2012, inclusive of a full quarter of Non-Acute Care growth of $19.9 million. Product revenue increased by $8.2 million, or 13.8%, while service revenue increased by $0.8 million, or 4.8%. Overall gross margins for the third quarter of 2012 increased to 54.7% from 52.2% in the second quarter of 2012. Product gross margins increased to 54.6% on revenue of $67.4 million as compared to 51.7% on revenue of $59.3 million in the second quarter of 2012. Service gross margins increased to 54.9% on revenue of $16.9 million as compared to 54.0% on revenue of $16.1 million in the second quarter of 2012. The overall increase in gross margins is primarily attributable to a favorable product mix in the Acute Care segment.

We believe our solutions are attractive relative to our competition. In particular:

•	We have continued to differentiate ourselves through a strategy intended to create the best customer experience in healthcare;

•
We have delivered industry-leading products with differentiated product features that are designed to appeal to nurses and pharmacists, such as our G4 platform, the SavvyTM Mobile Medication System, SinglePointeTM, Anywhere RNTM and the OnDemand product line;

•	Through acquisitions, we have broadened our medication control product line to address the growing need for medication management across the continuum of care beyond hospitals; and

•	The market environment of increased patient safety awareness and increased regulatory control has driven our solutions to be a high priority in customers’ capital budgets.

We maintain a development staff with expertise in hospital logistics, pharmacy operations and computerized automated solutions, which allows us to deliver new innovations to the market. Our ability to grow revenue and maintain positive cash flow is dependent on our ability to obtain orders from customers, our ability to manufacture consumables to meet customer demand, the volume of installations we are able to complete, our ability to meet customers’ needs while providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

Cash, cash equivalents and short-term investments increased by $0.7 million during the three months ended September 30, 2012, to $54.8 million from $54.1 million at June 30, 2012. The change in cash, cash equivalents and short-term investments for the quarter was relatively unchanged from the prior quarter, with the increase in net income being offset by financing activities which included stock repurchases and shares issued under our stock option and employee stock purchase plans. Cash, cash equivalents and short-term investments decreased by $145.1 million during the nine months ended September 30, 2012, to $54.8 million from $199.9 million at December 31, 2011. Contributing to this decrease in cash, cash equivalents and short-term investments was $159.8 million used for the acquisition of MTS,including related transaction costs incurred during the quarter ended June 30, 2012 and year-to-date stock repurchase activity of $12.4 million to repurchase 898,168 shares of our common stock through our stock repurchase program. These expenditures were partially offset by $27.5 million in quarterly operating cash flow, reflecting improved net income and a decline in Acute Care inventories.

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
•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 for a more complete discussion of our other critical accounting policies and estimates.

Recently Adopted Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement, amending the fair value guidance in ASC 820, and thereby achieving substantially converged fair value measurement and disclosure requirements for GAAP and IFRS. The new guidance clarified some fair value measurement principles and expanded certain disclosure requirements. We adopted this guidance in the first quarter of 2012, without any impact to our financial position, operating results or cash flows.

Recently Issued Accounting Pronouncements

In July 2012, FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on impairment testing of intangible assets with indefinite lives other than goodwill. This guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived asset is impaired. An entity has the option to bypass the qualitative assessment and proceed directly to calculating the fair value of an intangible asset with an indefinite life. This update will be effective for us for interim and annual impairment tests performed beginning in the first quarter of fiscal 2013. We do not anticipate this update will have any significant impact on our financial position, operating results or cash flows, as this update does not change how we calculate impairment loss.

Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$67,446	80.0%	$49,790	77.3%	$175,239	78.3%	$138,583	75.9%
Service and other revenues	16,885	20.0%	14,649	22.7%	48,619	21.7%	44,021	24.1%
Total revenues	84,331	100.0%	64,439	100.0%	223,858	100.0%	182,604	100.0%
Cost of revenues:
Cost of product revenues	30,636	36.3%	22,429	34.8%	79,532	35.5%	59,995	32.9%
Cost of service and other revenues	7,608	9.0%	7,562	11.8%	23,114	10.3%	22,704	12.4%
Total cost of revenues	38,244	45.3%	29,991	46.6%	102,646	45.8%	82,699	45.3%
Gross profit	46,087	54.7%	34,448	53.4%	121,212	54.2%	99,905	54.7%
Operating expenses:
Research and development	5,545	6.6%	6,019	9.3%	17,538	7.8%	16,139	8.8%
Selling, general and administrative	29,316	34.8%	23,635	36.7%	86,382	38.6%	73,713	40.4%
Total operating expenses	34,861	41.4%	29,654	46.0%	103,920	46.4%	89,852	49.2%
Income from operations	11,226	13.3%	4,794	7.4%	17,292	7.8%	10,053	5.5%
Interest and other income (expense), net	34	—%	(191)	(0.3)%	57	—	(66)	—%
Income before provision for income taxes	11,260	13.3%	4,603	7.1%	17,349	7.8%	9,987	5.5%
Provision for income taxes	4,340	5.1%	1,609	2.5%	6,703	3.0%	3,736	2.1%
Net income	$6,920	8.2%	$2,994	4.6%	$10,646	4.8%	$6,251	3.4%

The table above and the ensuing financial information and discussions presented include Non-Acute Care results since the May 21, 2012 acquisition of MTS.

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months and nine months ended September 30, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Product revenues	$67,446	$49,790	35.5%	$175,239	$138,583	26.5%
Cost of product revenues	30,636	22,429	36.6%	79,532	59,995	32.6%
Gross profit	$36,810	$27,361	34.5%	$95,707	$78,588	21.8%
Gross margin	54.6%	55.0%		54.6%	56.7%

Product revenues increased by $17.7 million, or 35.5%, in the three months ended September 30, 2012 as compared to the same period in 2011. Product revenues increased by $36.7 million, or 26.5%, in the nine months ended September 30, 2012 as compared to the same period in 2011. The overall increase in product revenues was driven by the contribution of our Non-Acute Care segment of $18.7 million and $30.2 million for the three months and nine months ended September 30, 2012, respectively, while the Acute Care segment was flat as compared to the same period in 2011. We anticipate our revenues will continue to increase in 2012 as we fulfill our existing orders and as we experience an anticipated continued high volume of lease renewals. Additionally, year over year revenue growth for the remainder of 2012 will continue to be affected by the results from the Non-Acute Care segment that we established in May 2012. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Cost of product revenues increased by $8.2 million, or 36.6%, in the three months ended September 30, 2012 as compared to the same period in 2011. Cost of product revenues increased by $19.5 million, or 32.6%, in the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily a result of Non-Acute Care product costs of $19.1 million, which includes $1.7 million of transaction and integration expenses related to the MTS acquisition. The $1.7 million is comprised of a $1.6 million write off of the inventory fair value step up recorded on the opening balance sheet, and $0.1 million for severance expenses related to staff realignment. Acute Care product costs for the nine months ended September 30, 2012 increased by $0.4 million, which is a function of increased revenues, and product mix.

Gross profit on product revenue increased by $9.4 million, or 34.5%, in the three months ended September 30, 2012 as compared to the same period in 2011. Gross profit on product revenue increased by $17.1 million, or 21.8%, in the nine months ended September 30, 2012 as compared to the same period in 2011. These increases were primarily a result of the aforementioned contribution from our Non-Acute Care market, as well as increased gross profits in our Acute Care segment of $1.6 million and $6.0 million for the three months and nine months ended September 30, 2012, respectively, which were driven primarily by product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and nine months ended September 30, 2012 and 2011 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change

Service and other revenues	$16,885	$14,649	15.3%	$48,619	$44,021	10.4%
Cost of service and other revenues	7,608	7,562	0.6%	23,114	22,704	1.8%
Gross profit	$9,277	$7,087	30.9%	$25,505	$21,317	19.6%
Gross margin	54.9%	48.4%		52.5%	48.4%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, training and professional services. Service and other revenues increased by $2.2 million, or 15.3%, in the three months ended September 30, 2012 as compared to the same period in 2011. Service and other revenues increased by $4.6 million, or 10.4%, in the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and continued growth in analytical software business resulting in an increase in the number of support service contracts, higher training revenues and service revenues attributable to our Non-Acute Care segment of $1.2 million and $2.3 million for the three months and nine months ended September 30, 2012, respectively.

Cost of service and other revenues were flat in the three months ended September 30, 2012 as compared to the same period in 2011 and increased by $0.4 million, or 1.8%, in the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily due to costs attributable to our Non-Acute Care segment.

Gross profit on service and other revenues increased by $2.2 million, or 30.9%, in the three months ended September 30, 2012 as compared to the same period in 2011. Gross profit on service and other revenues increased by $4.2 million, or 19.6%, in the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in gross profit on service and other revenues was primarily due to increased revenues from an expanded installed base with nominal growth in service cost attributable to our Acute Care segment as a result of service cost reduction efforts throughout the periods. The contribution to gross profit on service and other revenues from our Non-Acute Care segment was $0.7 million and $1.7 million three months and nine months ended September 30, 2012, respectively.

We expect our service and other revenues and associated gross profit to vary in the future. We expect increases in the installed base and the addition of Non-Acute Care service revenue and gross profit to be partially or fully offset by an increased propensity for customers to contract for service on a time and material basis, variations in the quantity and cost of spare parts used to service our installed base, and increases in staffing to accommodate an increased number of customers.

Operating Expenses

The table below shows our operating expenses for the three months and nine months ended September 30, 2012 and 2011 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Research and development	$5,545	$6,019	(7.9)%	$17,538	$16,139	8.7%
Selling, general and administrative	29,316	23,635	24.0%	86,382	73,713	17.2%
Total operating expenses	$34,861	$29,654	17.6%	$103,920	$89,852	15.7%

Research and Development. Research and development expenses decreased by $0.5 million, or 7.9%, in the three months ended September 30, 2012 as compared to the same period in 2011 and represented 6.6% and 9.3% of total revenues in the three months ended September 30, 2012 and 2011, respectively. The overall decrease in research and development expenses reflects a $0.9 million increase in the amount of software development capitalized and a $0.3 million decrease in compensation, benefits and other expenses during the three months ended September 30, 2012 as compared with the year-ago period, offset by an overall increase of $0.7 million in research and development expenses attributable to the Non-Acute Care segment. The decrease as a percentage of revenue is primarily a reflection of the overall growth in revenue without a corresponding increase in research and development expenditures. Research and development expenses increased by $1.4 million, or 8.7%, in the nine months ended September 30, 2012 as compared to the same period in 2011 and represented 7.8% and 8.8% of total revenues in the nine months ended September 30, 2012 and 2011, respectively. The increase in research and development expenses during the nine month period ended September 30, 2012 as compared with the year-ago period was primarily due to $0.8 million in research and development expenses attributable to the Non-Acute Care segment and a $1.0 million decrease in software development capitalized, partially offset by lower vacation and other compensation related expenses. The amount of research and development expense can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs in any given quarter.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $5.7 million, or 24.0%, in the three months ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses represented 34.8% and 36.7% of total revenues in the three months ended September 30, 2012 and 2011, respectively. The increase was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $5.1 million and a $0.9 million increase in compensation costs related to increased sales and marketing staffing, offset by lower commissions of $0.3 million.

Selling, general and administrative expenses increased by $12.7 million, or 17.2%, in the nine months ended September 30, 2012 as compared to the same period in 2011. Selling, general and administrative expenses represented 38.6% and 40.4% of total revenues in the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $8.8 million, a $3.8 million increase in costs associated with compensation and related benefits, $2.3 million in transaction and integration expenses related to the acquisition of MTS and an increase of $0.9 million in bad debt, offset by a $1.1 million decrease in legal expenses related to the settlement of litigation in 2011, a $1.1 million decrease in consulting expenses and a $0.6 million decrease in promotional and other expenses.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support our anticipated growth as well as international expansion efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense relative to total revenue growth in 2012.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months and nine months ended September 30, 2012 and 2011 is presented in Note 13, “Stock Option Plans and Share-Based Compensation.”

Provision for Income Taxes

The annual effective tax rate before discrete items was 41.5% and 40.3% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the estimated 2012 annual effective tax rate recorded in the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the expiration of the federal research and development credit after 2011 and non-deductible acquisition costs and equity charges, partially offset by an increase in domestic production activity deduction.

Liquidity and Capital Resources

We had cash and cash equivalents of $54.8 million at September 30, 2012, as compared to $191.8 million in cash and cash equivalents and $8.1 million of short term investments at December 31, 2011. All of our cash is in low risk short term money market funds or demand deposits. The $8.1 million of short term investments held at December 31, 2011 consisted of California revenue anticipation notes which matured on June 26, 2012. We had no long term investments as of September 30, 2012. While in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions, we believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Our cash and cash equivalents of $54.8 million reflects use of $156.3 million of cash expended to acquire MTS on May 21, 2012, net of cash acquired, as described in Note 14, “Business Acquisition.”

Cash flows for the nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$27,477	$14,629
Net cash used in investing activities	(161,171)	(10,421)
Net cash used in financing activities	(3,250)	(400)
Effect of exchange rate changes on cash and cash equivalents	—	(140)
Net (decrease) increase in cash and cash equivalents	$(136,944)	$3,668

Operating activities provided $27.5 million of cash during the nine months ended September 30, 2012 as compared to $14.6 million for the nine months ended September 30, 2011. The main drivers for the $12.8 million increase in cash generated from operations were a $4.4 million increase in net income, a $10.8 million increase from the change in inventories primarily the result of a non-recurring increase in 2011 in anticipation of new product introductions, a $0.8 million increase in other long term liabilities, a $1.9 million increase from other current assets, a $1.5 million cash increase from accrued compensation, and a $1.2 million cash increase from the excess tax benefits from employee stock plans. These amounts were partially offset by a $4.8 million cash decrease in prepaid expenses, a $3.8 million decrease in accounts receivable, a $2.0 million decrease in accrued liabilities, a $0.8 million decrease in other assets and a $2.4 million decrease in investment in sales-type leases.

Cash used in investing activities totaled $161.2 million during the nine months ended September 30, 2012, as compared to $10.4 million provided by investing activities during the nine months ended September 30, 2011. This $150.8 million decrease in cash primarily reflects the $156.3 million of net cash used to acquire MTS combined with cash used of $2.8 million for purchases of property and equipment. The increase in cash used in investing activities was offset by the $8.1 million in net proceeds from maturities of California revenue anticipation notes. Software development capitalization decreased by $0.4 million from the prior period as a result of more pre-capitalization testing of several new software applications for external sale or lease performed in the prior period.
Cash used by financing activities was $3.3 million during the nine months ended September 30, 2012, as compared to $0.4 million during the nine months ended September 30, 2011, resulting in a difference of $2.9 million in cash used. The increase is primarily due to cash used for stock repurchases of $1.8 million. Additionally, excess tax benefits from employees stock plans was $1.2 million less in the nine months ended September 30, 2012.

Contractual Obligations

Except for the Milpitas lease signed in March 2012 and the assumption of the St. Petersburg lease in May 2012, there have been no material changes to our contractual obligations during the nine months ended September 30, 2012. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at September 30, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2) (3) (4)	$47,093	$5,758	$10,633	$9,397	$21,305
Commitments to contract manufacturers and suppliers (5)	6,301	6,301	—	—	—
Total (6)	$53,394	$12,059	$10,633	$9,397	$21,305

(1)       Commitments under operating leases relate primarily to leasehold property and office equipment.

(2)       In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord has constructed a single, three-story building of rentable space located at 590 Middlefield Road in Mountain View, California which we will lease and which will serve as our headquarters. The term of the lease agreement is for a period of ten years, and will commence in November 2012, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

(3) In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located at 735 Sycamore Drive in Milpitas, California which commenced in October 2012. The term of the lease agreement is for a period of 60 months, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.

(4)    Commencing with the acquisition of MTS, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original 12 year lease agreement expires September 30, 2016, with a remaining base lease commitment of approximately $3.7 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term. In Leeds, United Kingdom, MTS leases an office and distribution center. The remaining term of the original 10 year lease agreement is through June 8, 2021, with no extension options. The remaining base lease commitment, converted from British Pounds at the current conversion rate, is approximately $1.2 million. MTS also has smaller rented offices in Strongsville, Ohio and Germany.

(5)    We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(6)    At September 30, 2012, we have recorded $3.5 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $3.5 million of uncertain tax position liabilities has not been included in the table of commitments above.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, other than the foreign currency exposure described in Note 16, “Risk Management and Derivatives,” which are now relevant due to the higher foreign revenues of the acquired MTS business.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2012 is incorporated herein by reference.

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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including any effects of sequestration that may become effective in 2013, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions or generally reduced expenditures for capital solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation, PhACTs LLC and Rowa Technologies), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed® Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation) Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., and Jones Packaging Ltd. in Europe.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia. During the fourth quarter of 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. Our international operations subject us to a variety of risks, including:

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
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of consumables used to produce blister cards to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprise more than 10% of Omnicell revenues, they may, in some periods, comprise between 5 and 10% of revenues. If the larger national suppliers were to source consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
If the transition to our new headquarters building is not completed on schedule or effectively coordinated, we risk increased costs and possible interruption of our business.
We entered into a long term lease for a new headquarters building that commenced construction in November 2011 was completed in October 2012. We intend to move into the new building during the fourth quarter of 2012. In the event that we are unable to complete the move to our new facility by December 2012, the lease for our current headquarters facility allows for continuation of occupancy on a month to month basis for one year following November 30, 2012, however the monthly rent pursuant to such basis would be at a substantial increase to our current monthly rent. If the move to our new facility is not completed by November 30, 2012, we would, under the continuation terms of our current lease, incur additional costs of $6,368 per day for up to a period of one year. If the move to our new headquarters facility is not completed by November 30, 2013, we do not expect our current landlord to further extend our current lease and therefore we could experience interruptions to our business while we secure a new headquarters facility.
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

During the nine months ended September 30, 2012, our common stock traded between $12.33 and $17.94 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of September 30, 2012, the balance of our unsold leases to U.S. government customers was $10.7 million.
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
We grant stock options to our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At September 30, 2012, we had options outstanding to purchase approximately 4.6 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $13.73 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the number of shares of common stock repurchased by us during the three months ended September 30, 2012:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit), including commissions	Total number of Shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1—31, 2012	200,950	$13.33	200,950	$2.6	million
August 1—31, 2012	113,650	13.50	113,650	$1.1	million
September 1—30, 2012	78,431	$13.89	78,431	$—
Total	393,031	$13.49	393,031

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.
3.3(3)	Certificate of Designation of Series A Junior Participating Preferred Stock.
3.4(4)	Bylaws of Omnicell, Inc., as amended.
4.1(1)	Form of Common Stock Certificate.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3(5)	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350).

101.INS(6)	XBRL Instance Document.
101.SCH(6)	XBRL Taxonomy Extension Schema Document.
101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(6)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 8, 2012
/s/ ROBIN G. SEIM
Robin G. Seim
Duly Authorized Officer, Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

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

101.INS(6)	XBRL Instance Document.
101.SCH(6)	XBRL Taxonomy Extension Schema Document.
101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(6)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(6)	XBRL Taxonomy Extension Presentation Linkbase Document.

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