Form 10-K
period 2012-12-31
OMNICELL, Inc
filed 2013-03-11
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-33043
OMNICELL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (IRS Employer Identification No.)
590 East Middlefield Road
Mountain View, CA 94043
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2012 was $479.3 million (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 754,154 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2012, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2012 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2012. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of March 1, 2013, there were 34,098,661 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2012 Form 10-K Annual Report

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
We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, SecureVault™, Optiflex™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ , Savvy™, MTS Medication Technologies®, the MTS Medication Technologies logo, Medlocker®, AccuFlex®, Autobond ™, AutoGen ™, easyBLIST™, Pandora®, OnDemand®, Multi-Med™, RxMap®, MTS-350 ™, MTS-400 ™ and MTS-500 ™. This report also includes other trademarks, service marks and trade names of other companies. All other trademarks used in this report are trademarks of their respective holders.

Overview
We are a leading provider of automation and business information solutions enabling healthcare systems to streamline the medication administration process and manage costly medical supplies for increased operational efficiency and enhanced patient safety. Our automation, analytics and medication adherence solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow and increase operational efficiency.
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
The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a report in 2006 that estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. According to "Adherence to Long-Term Therapies-Evidence for Action" the World Health Organization has stated, “Across diseases, adherence is the single most important modifiable factor that compromises treatment outcome.” U.S. health system thought leaders see medication adherence as a key requirement for closing the medication loop and delivering better clinical outcomes and financial results. Medication non-adherence is described as a critical problem creating approximately $290 billion in extra costs, according to the New England Healthcare Institute, resulting in approximately 125,000 deaths per year. In addition, the Centers for Medicare & Medicaid Services states that 11% of all hospital admissions are related to medication adherence.
We provide solutions to help healthcare systems and caregivers address these problems. Our patient-centric medication and supply management solutions help improve workflow efficiencies and patient outcomes.
Business Segments
Our business is organized into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of the hospital setting.
Acute Care
In acute care facilities, our solutions utilize advanced, software‑based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication bar code verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and in inventory control and extraneous process steps.
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

Non-Acute Care
Our Non-Acute Care product lines were added to our solutions through the acquisition of MedPak Holdings, Inc. ("MedPak") in May 2012. MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems, and a wholly-owned Omnicell subsidiary. MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers: primarily institutional pharmacies servicing long-term care and correctional facilities. These systems utilize consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication. The use of these cards and machines provides a cost-effective customized package personalized to the patient. The punch card medication dispensing system provides tamper evident packaging and promotes medication compliance.
Our Non-Acute Care systems are used by institutional pharmacists to package medications into blister cards that form the backbone of medication control in non-acute care facilities. Our line of equipment provides solutions ranging from low cost semi-automated packaging systems to fully automated robotic systems that help eliminate human error and increase the efficiency of packaging medication for non-acute care facilities. Our OnDemand line of multi-medication packaging equipment can be used by retail pharmacies to provide enhanced packages that we believe increase the probability that patients will adhere to the medication regimen prescribed by their caregiver.
Our Non-Acute Care segment primarily manufactures and sells consumable medication blister cards, packaging equipment and ancillary products throughout the United States, Canada, Europe and Australia. This segment's customers are predominantly institutional pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. We manufacture our proprietary consumable blister cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, we utilize the services of contract manufacturers for some of our packaging equipment. We distribute products directly in the United Kingdom and in Germany through our subsidiaries in those countries.
Our acquisition of MTS aligns us with the long-term trends of the healthcare market to participate in the management of patient health across the continuum of care. We can now serve both the acute care and non-acute markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies.
Business Strategy
Our key business strategies include:

•	Further penetrating the existing market for our products through sustaining technological leadership in our products by:
•Consistently innovating our product and service offerings; and
•Maintaining our flexibility in customer product design and in the installation process.

•	Increasing penetration of the international market by:
•Bringing new products and technologies to market that are specific to international markets;
•Building direct sales, distribution or other capabilities when and where it is appropriate;
•Establishing direct sales, distribution or other capabilities when and where it is appropriate;

•	Partnering with companies that have sales, distribution or other capabilities that we do not possess in non-U.S. geographies; and
•Increasing customer awareness of safety issues in the administration of medications;

•	Expanding our product offering through acquisitions and partnerships.
We provide comprehensive patient safety solutions for the medication and medical and surgical supply needs of our customers. To meet these needs, we strive to provide proprietary, innovative solutions that help our customers stay focused on their goal of providing quality healthcare at affordable costs. Our solutions are designed to provide everything the customer requires for installation and maintenance of medication and medical and surgical supply control. Our vision of improving healthcare for everyone has led us to take certain steps in the development of our business and our long term approach to our market, such as:

•
Providing a full service, positive experience for our hospital customers in the solution sales process, the timing and implementation of our product installations and the responsiveness of our support services;

•	Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry as measured by customer input and third party surveys;

•	Innovating products to address patient safety and cost-containment pressures facing healthcare facilities while improving clinician workflow and overall operating efficiency;

•
Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of institutional pharmacies to stand-alone community hospitals to multi-hospital entities and integrated delivery networks, ("IDNs"); and

•
Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide integration of our products with the other healthcare information systems our customers use.

We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include the fourth generation Omnicell G4 platform with the Unity single unified database across the automated medication dispensing system. The Unity database is designed to decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The Unity G4 platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient. The new platform offers a consistent user interface across all of our products.
In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheterization lab, the nursing areas and the patient point of care. Our most recent acquisitions include the 2010 acquisition of an analytics solution to allow pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and to provide information that can be used to detect diversion or theft and the 2012 acquisition of MTS. We believe the breadth of our portfolio of automation products makes our solutions more valuable to our customers, allowing hospital clinicians to automate and control more of the medication and medical and surgical supply distribution processes. Looking forward, we expect to offer products with an even greater ability to improve patient safety for our customers, both through internal development and through acquisitions.
Industry Background
The acute care market in the United States, where most of our sales occur, is comprised of approximately 6,400 hospitals and other facilities with a total capacity of approximately 947,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.
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
In the United States, where most of our non-acute business occurs, the market is comprised of approximately 6,000 institutional pharmacies servicing over 15,600 long term care facilities. According to IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales are expected to grow approximately 1% to 4% annually through 2016. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market which suggests opportunities for the market in which we operate. In addition to medication control at long term care facilities, our Multi-Medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications. At this time these solutions are sold primarily outside the United States.
Key Industry Events and Reports
Reports by the Institute of Medicine, ("IOM"), the Food and Drug Administration, ("FDA"), and the Joint Commission for the Accreditation of Healthcare Organizations, also known as The Joint Commission, have increased public and healthcare industry awareness of the dangers caused by medication errors. Regulatory standards and industry guidelines, such as those published by the Institute for Safe Medication Practices, ("ISMP"), as well as the desire of healthcare organizations to provide premium quality service and avoid liability, have driven acute care facilities to prioritize investment in capital equipment to improve patient safety. Such reports and regulatory standards include:

•
On February 25, 2004, the FDA published a rule that requires linear bar codes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA estimated that the bar code rule, once implemented, would result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the subsequent 20 years, $93 billion in cost savings and other economic benefits.

•
In 2004, The Joint Commission set medication management standard 2.20, which requires that medications are properly and safely stored throughout the hospital. The Joint Commission audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

•
In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 highlighting the prevalence of medication errors and indicated that an estimated 1.5 million medication errors occur annually in the United States.

•	In 2008, and updated in 2009, the ISMP published guidelines for the Interdisciplinary Safe Use of Automated Dispensing Cabinets.

•
The Joint Commission first established the National Patient Safety Goals, ("NPSG"), in 2002. In 2010, NPSG 03.04.01, National Patient Safety Goals on Labeling Medications specified the need for labeling all medications, medication containers (i.e. syringes, medicine cups, basins, etc.) and other solutions on and off the sterile field in perioperative and other procedural settings.

Top teaching hospitals are among the early adopters of our new technologies and our customers include 10 of the 17 2012-2013 Honor Roll Hospitals, as rated by US News and World Report.

Information published by CVS Caremark and The Health Intelligence Network (HIN) has identified issues with medication adherence and the need to address both attitudinal and behavioral changes. These findings present an opportunity for pharmacists to have a significant impact on patient quality of life and overall healthcare by providing interventional support that includes adherence tools.

•
In 2011, CVS Caremark Corporation published a study in "Health Affairs" that found that patients who take medications as doctors direct them to may save the healthcare system as much as $7,800 per patient annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays.

•
In September 2011, the second annual Medication Adherence e-survey, indicated a slight uptick in the previous 12 months in the number of programs designed to improve non-adherence as well as an increasing reliance on community or "retail" pharmacists to help individuals understand and adhere to their medication regimens.    These reports, and the general awareness of patient safety in the medical field, have created a heightened desire to implement solutions that mitigate risks and improve the quality of healthcare. Automated medication distribution systems have become the standard of care in acute care settings. Hospitals throughout the country are seeking to implement the most robust medication safety solutions available. Blister cards have become the standard of care for providing patient safety in non-acute care settings.

Healthcare Reform
In 2009, the U.S. government passed the American Reinvestment and Recovery Act, ("ARRA"), which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records, ("EHR"). ARRA establishes minimal requirements for electronic healthcare usage and provides incentives for electronic healthcare adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act, which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population as well as limiting the cost of providing healthcare. We believe that both ARRA and the Patient Protection and Affordable Care Act will drive the need for increased efficiency in providing healthcare without reducing healthcare standards. Omnicell's Unity G4 platform includes the only automated dispensing system that is Modular EHR certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology. We believe our products assist healthcare organizations in achieving the goals of the new laws by allowing them to reduce process steps, eliminate manual tracking, reduce waste from expired medications and supplies, track quality levels and reduce errors that result in re-admissions. The new platform's single unified database across the automated medication dispensing system decreases the risk of human error and saves significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The Unity platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient.
Acute Care Products and Services
We provide solutions that are designed to enable healthcare professionals to reduce medication errors and improve administrative controls, while simultaneously improving workflow and increasing a healthcare facility's operational efficiency. Our Acute Care products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical‑surgical supply chain, overall patient care and clinical and financial outcomes of healthcare facilities. From the point at which a medication arrives at the receiving dock to the time it is administered, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data which enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and timely reorder of supplies. These products range from industrial‑grade software‑driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed‑cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Our combination medication-use and supply products allow the operating departments to store, track and dispense medications and supplies through a single system while optimizing the workflows for each type of medication or supply managed. Our data analytics products provide critical information to clinicians that help them optimize efficiency, safety, and security. We also provide services, including customer education and training, to help customers to optimize their use of our technology.
Our analytics solution allows pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the identification of those engaged in narcotics diversion within the acute care hospital.
Medication Use Products
Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Anesthesia Workstation, WorkflowRx, Controlled Substance Management, OmniLinkRx, Savvy Mobile Medication System and Pandora Data Analytics products. To provide our customers with end-to-end medication control, our product line incorporates bar code technology throughout. Our solutions incorporate fourth generation technology, which we believe is the most advanced on the market today. Medication control technology has evolved over the past 30 years. First generation technology provided secure electronic storage and dispensing of medications in distributed locations in the hospital but was only economically viable to deploy with the most frequently used drugs and controlled substances. Second generation technology added specific patient data, electronically transmitted from other hospital information systems that, when combined with information stored in Omnicell systems, guided clinicians to the medications needed to care for specific patients at specific times in the day. Second generation technology was still limited with respect to the number and type of medications that could be tracked. Third generation technology, which we provide in our SinglePointe solution, is able to track medication dispensing and dynamically manage up to 100% of medications specific to individual patients. Used in combination with the rest of our suite of medication use solutions, we believe that SinglePointe provides advanced levels of medication management automation unavailable from any other vendor in the market today. Each of the products in our medication-use solution suite is summarized in the table below.

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
Nursing Floor Solutions
The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use. The OmniRx features biometric fingerprint identification, advanced single-dose dispensing, bar code confirmation, integrated medication label printing and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information. As part of our G4 launch, the user interface for the OmniRx was completely redesigned to make it more intuitive and easy to use for clinicians. OmniRx has met meaningful use criteria by obtaining modular EHR certification, as defined by the Office of the National Coordinator.
The SinglePointe solution is a software extension to the OmniRx solution that allows pharmacists to automate the distribution of specially‑handled medications, enabling control of up to 100% of all medications through the automated dispensing system. The OmniRx system, which provides stock of medications at the nursing unit, typically stores the most frequently used medications. The SinglePointe solution allows for patient‑specific medications, which would not otherwise be stocked in the OmniRx, to be controlled through the OmniRx, which extends the benefits of automated medication distribution. These benefits include increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances to a broader range of the medication distribution process in the hospital.
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
The Pandora Analytics solution is comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls, point‑of‑care data analytics and financial optimization. Pandora Analytics is designed to assist hospitals in their efforts to improve patient safety, regulatory compliance and reduce costs.
The Savvy Mobile Medication solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. Savvy allows both tracking and physical control of medications extended to the patient bedside. Savvy Mobile Medication solution is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet utilizing AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications, including electronic medical records and electronic medication administration records.
Central Pharmacy Solutions
The OmniLinkRx solution is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.
The WorkflowRx solution is an automated storage, retrieval, inventory management and repackaging solution for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system, or on both. Bar code administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with bar codes using a repackaging system enables bedside medication administration solutions, such as the Savvy solution, to perform bar code checking at the patient bedside.
The Controlled Substance Management solution provides perpetual inventory management and an automated audit trail to help the pharmacy comply with regulatory standards while increasing efficiency. The shared database between the pharmacy, the operating room and nursing cabinets tracks and monitors narcotic movement throughout the hospital, providing a true closed-loop solution. The Controlled Substance Management software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. The Controlled Substance Management solution maintains a perpetual item inventory and complete audit using integrated bar code technology with both fixed and portable scanners. Bar coded forms and labels may also be generated directly from the Controlled Substance Management system.
Operating Room Solutions
The Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician working in the operating room. The Anesthesia TT solution is a fixed‑position tabletop unit designed as a medication-only system. The Anesthesia Workstation and the Anesthesia TT were redesigned as part of the G4 product release, incorporating improved ergonomics to enhance the particular workflows inherent to the operating room and to increase the software capability to better handle case management.
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
Implantable tissue and bone grafts can also be monitored and tracked for additional patient safety and regulatory compliance. The bone and tissue features are integrated with our overall medical and surgical supply chain inventory management and charge capture systems. These solutions are designed for use in the materials management department, the nursing unit and specialty areas such as the catheterization lab and the operating room. They integrate with other information management systems and utilize bar code technology extensively.
Our supply product line includes the Omnicell Supply Cabinet, Omnicell Open Supply Solution, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex SS, OptiFlex CL and OptiFlex MS. Each of these products is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Supply Solution	Any nursing area in a hospital department that uses patient care supplies	Secure dispensing system that automates the management and dispensing of medical and surgical supplies at the point of use.
Omnicell Open Supply Solution
Areas that require the management of high volume/low dollar inventory as well as areas where space restrictions limit the ability to install closed cabinets and other areas such as offsite clinics and doctor's offices.

Ability to expand inventory management capabilities by providing efficient workflow and flexibility to enable either remote inventory management from closed supply cabinets or completely open shelf inventory management from a touchscreen PC and Scanner.

Supply/Rx Combination Solution	Any nursing area in a hospital department that uses patient care supplies and administers medications	Secure dispensing system that manages both supplies and medications from the same cabinets, using the same user interface screens, in medical and surgical units and specialty areas.
Omnicell Tissue Center	Perioperative areas of the hospital	Manages the chain of custody for bone and tissue specimens from the donor to the patient in the operating room.
OptiFlex SS	Perioperative areas of the hospital	Specialty modules for the perioperative areas.
OptiFlex CL	Procedure areas in the hospital including the cardiac catheterization lab	Specialty modules for the cardiac catheterization lab and other procedure areas.
OptiFlex MS	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of utilizing bar code control in an open shelf environment.
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

•
OptiFlex CL manages supplies and creates cases in the cardiac catheterization lab, interventional radiology and other procedure areas. This solution allows real-time point of use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by the physician. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage. The Implant Tracking Module records expiration date, lot and serial number information to enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.

•	OptiFlex MS solution provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.

Other Acute Care Products and Services
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
Non-Acute Care Products and Services
Pharmacy Packaging Equipment and Automation
We offer a complete equipment product line, from manual sealers to fully automated OnDemand machines. Long-term care pharmacies typically use two methods for packaging medications into adherence packages: pre-pack where blister cards are pre-packaged with a 7- to 30-day supply of a specific single medication and placed into inventory until needed to fill a specific patient order, and on demand, where individual patient medication orders are packaged and labeled by an automated robotic system. We have a packaging solution for each of these methods for any size pharmacy operation. Our systems increase pharmacy output and improve dispensing accuracy, enabling improved patient safety and economics.
Pharmacy Sealers for Medication Packaging
Our blister cards are heat-sealed adherence packages that require a sealer to create an impermeable barrier. By using specially designed equipment to control heat, time and pressure, the institutional pharmacy serving the long term care patients is able to create a quality seal on every package, providing a secure barrier to moisture and gases. Within this range of equipment is the perfect sealing solution for almost any pharmacy, from a low volume manual punch card sealer to a high volume, all electric heat sealer with programmable computer logic for punch cards and unit dose packages.

•	The SureSeal is a programmable, manual sealer utilizing heat only. It is designed as a cost-effective, entry level sealer for low volume sealing of medication punch cards.

•
The Autobond is a programmable, semi-automated heat and pressure sealer operating off of electricity and compressed air. Autobond provides temperature and time controls for a consistent quality sealing.

•	The AutoGen is a programmable, semi-automated heat and pressure sealer operating off of electricity only.

•	The Gemini is a compact all electric heat and pressure sealer.
Automated Fillers and Sealers
Our automated filler equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently used medications into blister packs to keep in inventory awaiting a patient order. This packaging equipment elevates pre-packaging to a higher level of efficiency, resulting in higher accuracy and increased production levels. The systems combine both automated filling and sealing capabilities into one machine.

•
The MTS-350 is a tabletop machine capable of filling a wide range of medications and features an ergonomic design and easy-to-use controls. The 350 provides a semi-automated mechanism for filling blister cards and a sealer utilizing compressed air and heat.

•
The MTS-400 is ergonomically designed for high pre-pack volume for the medium to large pharmacy. The 400 provides a portable workstation with built-in compressor and storage so as not to take up valuable counter space. The 400 has an optional label applicator.

•
The MTS-500 is designed to fully automate pre-packaging in the pharmacy and is capable of producing up to 960 pre-packaged punch cards per hour. It includes an integrated label applicator and conveyor to optimize output.

Pharmacy Automation Systems
Our OnDemand automated solutions are designed to meet the broad needs of pharmacies. Our OnDemand machines allow pharmacies to package individual patient medication orders accurately and efficiently. These machines interface with pharmacy information systems to obtain patient-specific prescription information which enable on demand packaging capabilities for our larger institutional pharmacy customers. Our current line of OnDemand machines includes the following products:

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication dispensing systems.

•	OnDemand 400 for RxMap is an automation system designed specifically for multi-med adherence packaging. It fills multiple medication prescriptions into a single punch card.

•	OnDemand Express II optimizes robotic technology for high-speed and accurate fulfillment of single-dose punch cards and reclaimable packaging.
Blister Cards
We offer a wide variety of heat seal and cold seal punch cards. These products include the following:

•
Heat Seal Punch Cards come in a variety of formats that will fit various packaging requirements. Our heat seal cards require a heat sealer such as the MTS Autobond. Punch cards come in a variety of configurations, from 14- to 90-day dose.

•
Cold Seal Cards are both efficient and reliable and do not require any additional equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical.

•	Short Cycle Dispensing Solutions include a variety of card styles for short-cycle and reduced cycle dispensing.

•
Unit Dose/Reclaimable Packaging is a highly versatile, cost efficient and practical Unit Dose / Reclaimable Packaging solution. Pharmacies can print, package and seal a wide variety of unit dose dispensing systems ranging from 24-hour dosing to a 30-day regimen.

•
The Opti-Pak system is a disposable, color-coded compliance package that is both tamper-evident and hygienic. We offer the ability to automate the filling and sealing of the Opti-Pak product that makes this system a viable compliance packaging solution for the pharmacy, home, and resident.

•
Multi-Med Cards allow the packaging of multiple drugs into a single blister cavity. These products are primarily used in community-based pharmacies to assist in organizing complex medication regimes into a simple to use solution that enhances medication adherence. Multi-Med cards are sold in a variety of formats to fit the needs of pharmacists and patients.

Pharmacy Printing and Labeling Solutions
Pharmacy labeling is an important part of the packaging process to ensure the right medication is packaged and delivered to the right facility, and ultimately, the right patient. Drug specific, bar code scannable labels are affixed on many different types of packages prior to them being dispensed.
We provide a windows-based computer program that utilizes an extensive drug image database to produce a wide variety of medication labels on multiple printers. We also provide printers and related consumables.
Medication Management Solutions
Medication management systems are now an integral part of long-term care facilities. Currently, most facilities rely on manual systems that do not provide the level of security, accountability and efficiencies that are attainable with the use of automation. When automation is implemented, pharmacies benefit by helping facilities meet regulatory requirements and improve the response time in delivering emergency and first dose prescriptions. Patients benefit by having access to medications immediately with minimized medication errors. We offer specialized versions of the OmniRx medication control solution that is utilized by institutional pharmacies to provide their customers with secure medication management of first doses and narcotics.
Sales and Distribution
We sell our Acute Care and Non-Acute Care solutions primarily in the United States and Canada. Approximately 93% of our product revenue for 2012 was generated in those markets. For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for greater than 10% of our revenues. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end user customers with the exception of Non-Acute Care consumables. Outside the United States and Canada, we field a direct sales force for Non-Acute Care products in the

United Kingdom and Germany. For other geographies where we sell Non-Acute Care products, and for all Acute Care products sold outside the United States and Canada, we sell through distributors. Our foreign operations are discussed in Note 1 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on From 10-K under the heading "Geographic Risk." As of December 31, 2012, our combined direct, corporate and international distribution sales teams consisted of approximately 134 staff members. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Acute Care or Non-Acute Care product lines. Our corporate sales team focuses on large IDNs, group purchasing organizations ("GPOs"), and the U.S. government.
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
We have contracts with several GPOs that enable us to sell our automation systems to GPO‑member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation, LLC, Premier Purchasing Partners, L.P., and Resources Optimization & Innovation. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements. We sell the majority of our multi-year lease receivables to third‑party leasing finance companies, but we also maintain a certain portion of our leases in-house.
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
We offer telephone technical support through our technical support centers in Illinois and Florida. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our Acute Care customers' service issues and our NonAcute Care customers' service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international sales team handles direct sales to non-acute healthcare facilities in the United Kingdom and Germany, and handles sales, installation and service through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. We have been involved in a growing number of new installations in international markets and expect to continue growing our business in light of the expected increase in global demand for hospital automation solutions. In 2011, we announced the introduction of a Mandarin based-product in the People's Republic of China and a comprehensive agreement with a Chinese-based company to distribute the product.
We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Manufacturing and Inventory
Our manufacturing process allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer requirements. Our Acute Care products manufacturing process consists primarily of the final assembly of components and of subassemblies which are assembled by third‑party single source manufacturers. We and our partners test subassemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and schedule requirements. Our Non-Acute Care product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables.

Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing and conditions for the use of our intellectual property.
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs between two weeks and twelve months after the initial order is received, depending upon the customer's particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap and lower shipping costs. Shipment of consumables typically occurs between one and fourteen days after an order is received.
Competition
The medication management and supply chain solutions market is intensely competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards and dynamic customer requirements.
Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (a spinoff from Cardinal Health, Inc., which includes Pyxis Corporation), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), PhACTs LLC, Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., and Jones Packaging Ltd. in Europe.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2013 and 2030.
All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyStock, eMTS Medication Technologies, the MTS Medication Technologies logo, Medlocker, AccuFlex, Pandora, OnDemand, RxMap, and OnDemand400 for RxMap. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We utilize industry‑standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California; Nashville, Tennessee; and St. Petersburg, Florida.
Employees
As of December 31, 2012, we had a total of 1,089 employees, including 266 in manufacturing, 120 in research and development, 177 in sales, of which 134 comprise our combined direct, corporate and inside sales teams, 22 in sales administration and 21 in field operations who perform pre-sales activity, 191 in customer service, 136 in field operations, 66 in marketing and 133 in general and administration positions. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional‑specific positions to meet the evolving needs of our marketplace while controlling costs. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
Business Under Government Contracts
A number of our U.S. government‑owned or government-run hospital customers sign five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see the section entitled "Risk Factors" under Part I, Item 1A below.
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1 of "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report on Form 10-K.
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2012 and 2011, our backlog was $155 million and $134 million, respectively.
Company Information
We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.
Available Information
We file reports and other information with the Securities and Exchange Commission (the "SEC") including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, (2) are available at the SEC's internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information on our website is not incorporated by reference nor otherwise included in this report.
Executive Officers of the Registrant
The following table sets forth certain information as of March 1, 2013 about our executive officers:

Name	Age	Position
Randall A. Lipps	55	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	47	Executive Vice President, Field Operations
Robin G. Seim	53	Executive Vice President Finance, Administration and Manufacturing, Chief Financial Officer
Dan S. Johnston	49	Executive Vice President and General Counsel
Nhat H. Ngo	40	Executive Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	51	Executive Vice President, Global Marketing and Product Development
Jorge R. Taborga	54	Executive Vice President, Engineering
Michael D. Stevenson	50	Executive Vice President, Global Manufacturing

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. In January 2009, Mr. Drew was named Senior Vice President, Field Operations. In March 2012, Mr. Drew was named Executive Vice President, Field Operations. From April 1994 to January 2005, Mr. Drew served in various management positions with Omnicell, including Vice President of Branded Solutions and Director of Corporate Development. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.
Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. In March 2012, Mr. Seim was named Executive Vice President Finance, Administration and Manufacturing and Chief Financial Officer. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.
Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. In March 2012, Mr. Johnston was named Executive Vice President and General Counsel. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnston was an attorney with the law firm Cooley LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.
Nhat H. Ngo joined Omnicell in November 2008 as Vice President of Strategy and Business Development. In March 2012, Mr. Ngo was named Executive Vice President, Strategy and Business Development. From January 2007 to October 2008, Mr. Ngo served as Vice President of Business Development and Licensing for a business unit of Covidien, a global healthcare products company. From June 1999 to April 2006, Mr. Ngo worked at BriteSmile, Inc., a direct-to-consumer aesthetic technology company and served in a variety of senior leadership positions in marketing, sales, operations, strategic planning and corporate development. From September 1997 to June 1999, Mr. Ngo practiced corporate law at Shaw Pittman, LLP. Mr. Ngo received a B.S. in commerce, with a concentration in finance, from the University of Virginia McIntire School of Commerce and a J.D. from the University of Virginia School of Law.
Marga Ortigas‑Wedekind joined Omnicell in January of 2009 as Vice President, Marketing. In May 2009, she was named Vice President, Global Marketing and Product Development. In March 2012, Ms. Ortigas-Wedekind was named Executive Vice President, Global Marketing and Product Development. From February 2002 to October 2008, Ms. Ortigas‑Wedekind was the Senior Vice President Marketing, Development, and Clinical Affairs of Xoft, Inc., a medical device company. Ms. Ortigas‑Wedekind's earlier career includes several senior marketing roles, including Guidant Corporation's Vascular Intervention Division from January 1990 to February 2000, covering international and worldwide sales and marketing, and culminating in the role of Director, Market Development. Ms. Ortigas‑Wedekind received a B.A. in political economics from Wellesley College and an M.B.A. from the Stanford Graduate School of Business.
Jorge R. Taborga joined Omnicell in July 2007 as Vice President and Chief Information Officer.  In February of 2013, he was named Executive Vice President, Engineering. From January 2009 to February 2013, Mr. Taborga was Vice President of Manufacturing, Quality and Information Technology. Prior to joining Omnicell, Mr. Taborga held a number of executive positions with Bay Networks and Quantum, and ran his own management consulting company. He also held executive roles in two cloud computing companies, fusionOne and Terrasping. Mr. Taborga's earlier career includes senior roles in product development with ROLM Systems and Thomas-Conrad. Mr. Taborga received B.S. and M.S. degrees in Computer Science from Texas A&M University. He is currently pursuing a Ph.D. in Organizational Systems at Saybrook University.
Michael D. Stevenson joined Omnicell through the acquisition of MTS in May of 2012, and was named Executive Vice President, Global Manufacturing for Omnicell in February 2013. Mr. Stevenson joined MTS in 1986 where he served in a variety of key management positions including General Manager and Chief Operating Officer. Mr. Stevenson received an Industrial Engineering degree from the University of South Florida and an M.B.A. from the University of Tampa.

Item 1A.RISK FACTORS
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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including any effects of fiscal budget balancing at the federal level effective in 2013, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions or generally reduced expenditures for capital solutions continues, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.
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
In addition, our medication and supply dispensing systems and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs could decrease demand for our medication and supply dispensing systems and related services and reduce our revenues.
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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.

The healthcare industry faces financial constraints and consolidation that could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. Recently enacted legislation such as the American Recovery and Reinvestment Act in 2009, the Patient Protection and Affordable Care Act in 2010, the Budget Control Act of 2011, and other health reform legislation may cause customers to postpone purchases of our products while the impact of this legislation on their operations is determined. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
Many healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve greater market power. If this consolidation continues, it could reduce the number of our target customers or could cause our existing customers to begin utilizing our competitors' products if such customers are acquired by healthcare providers that prefer our competitors' products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
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
In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems is generally between two weeks and one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product backlog more difficult. Because we recognize revenue for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation by our customers will also cause a delay in the recognition of the revenue for that system.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in 2012 we completed the acquisition of MTS. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•	difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;

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
Successful integration of acquired operations, products and personnel into Omnicell may place a significant burden on the combined company’s management and internal resources. We may also experience difficulty in effectively integrating the different cultures and practices of any acquired entity. The challenges of integrating acquired entities could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.
Demand for our consumable medication packages is time-sensitive and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule, they may utilize alternative means to distribute medications to their customers.
Approximately 15% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacies and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply packaging to our customers in a timely manner, that demand will be met via alternative distribution methods and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
Our international operations may subject us to additional risks that can adversely affect our operating results.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia. In 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including China and the Middle East. Our international operations subject us to a variety of risks, including:

•	our reliance on distributors for the sale and post-sale support of our automated dispensing systems outside the United States;

•	the difficulty of managing an organization operating in various countries;

•	growing political sentiment against international outsourcing of production;

•	reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes;

•	changes in foreign regulatory requirements;

•	the requirement to comply with a variety of international laws and regulations, including labor, import, export, tax, anti-bribery and employment laws and changes in tariff rates;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;

•
additional investment, coordination and lead-time necessary to successfully interface our automation solutions with the existing information systems of our customers or potential customers outside of the United States; and

•	political unrest, terrorism and the potential for other hostilities in areas in which we have facilities.

If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.

Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of our current products are not regulated by the United States Food and Drug Administration (the "FDA"), or the Drug Enforcement Administration (the "DEA"). However, our current products, and any future products, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Among other things, this legislation required the Secretary of Health and Human Services ("HHS") to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by "covered entities," which include pharmacies and other healthcare providers with which we do business.
The standards adopted to date include, among others, the "Standards for Privacy of Individually Identifiable Health Information," which restrict the use and disclosure of personally identifiable health information by covered entities, and the "Security Standards," which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a "business associate" in relation to many of our customers that are covered entities, and as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009 ("ARRA"), we are now also covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions.
During November 2012, an Omnicell electronic device containing medication dispensing cabinet log files from three health system customers was stolen from an Omnicell employee's locked vehicle. The files on this device contained certain protected patient health information related to medication dispensing transactions from our medication dispensing cabinets over a one to three-week period, downloaded by the employee while troubleshooting software for the hospitals. As a result of this unauthorized disclosure of personal health information, we may experience contractual indemnification obligations under business associate agreements with certain customers, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA, we may be subject to fines by the Department of Health and Human Services.
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
Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans and we cannot assure you that we will receive such approvals. Any failure to receive approval for proposed increases could prevent us from granting equity compensation, at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
In the past, we have experienced substantial fluctuations in customer demand, and we cannot be sure that we will be able to respond proactively to future changes in customer demand.
Our ability to adjust to fluctuations in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If macroeconomic and general market conditions improve and return to historical levels, our ability to grow revenue and profitability will also be dependent on our ability to continue to manage costs and control expenses. If our revenue increases rapidly, we may not be able to manage this growth effectively. Future growth is dependent on the continued demand for our products, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.
Regarding our expenses, our ability to control expense is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with any reduction in our revenue, which could harm our results of operations and financial position.
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
A number of group purchasing organizations, including AmeriNet, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets, Inc. Supply Chain Systems, Novation, LLC, Premier Purchasing Partners, L.P. and Resources Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of December 31, 2012, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the year ended December 31, 2012, our common stock traded between $12.33 and $17.94 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. We have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of December 31, 2012, the balance of our unsold leases to U.S. government customers was $12.9 million.
If we fail to manage our inventory properly, our revenue, gross margin and profitability could suffer.
Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining large amounts of inventory. Other factors, including changes in market demand, customer requirements and technology, may cause our inventory to become obsolete. Any excess or obsolete inventory could result in inventory write-downs, which in turn could harm our business and results of operations.
If we are unable to successfully interface our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment and coordination on the part of our customers and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business.
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
We expect that developers of medication and supply dispensing systems and medication packaging systems, will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations and financial condition.
Our software products are complex and may contain defects, which could harm our reputation, results of operations and financial condition.
We market products that contain software and products that are software only. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could require design modifications to previously shipped products or cause unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.

Product liability claims against us could harm our competitive position, results of operations and financial condition.
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. Moreover, failure of health-care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability, technology errors and omissions liability and we attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third-party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products, we will either have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to adopt new accounting standards and eventually adopt changes driven by converged accounting standards for revenues, leases and other topics, may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies, including our revenue recognition policy, which we modified in fiscal 2011. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management’s time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At December 31, 2012, we had options outstanding to purchase approximately 4.5 million shares of our common stock at exercise prices ranging from $2.70 to $29.16 per share, at a weighted-average exercise price of $14.06 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the United States and other foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including; changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws, the timing of such changes, or their interpretation. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
Catastrophic events may disrupt our business and harm our operating results.
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Anti-takeover provisions in our charter documents and under Delaware law, and any stockholders’ rights plan we may adopt in the future, make an acquisition of us, which may be beneficial to our stockholders, more difficult.
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
The stockholder rights plan adopted by our Board of Directors in February 2003 expired by its terms in February 2013. Our Board of Directors could adopt a similar plan in the future if it determines that such action is in the best interests of our stockholders. Such a plan may have the effect of discouraging, delaying or preventing a change in control of our company that may be beneficial to our stockholders.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters is located in leased facilities in Mountain View, California, and we believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary. In addition, we maintain leased office space in California, Florida, Illinois, Tennessee, Dubai, the United Kingdom, and China and we believe these facilities are adequate for our current operational requirements. The following is a list of our facilities and their primary functions.

Site	Major Activity	Segment
Mountain View, California	Administration, marketing, and research and development	Acute Care
Milpitas, California	Manufacturing	Acute Care
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Non-Acute Care
Waukegan, Illinois	Technical support and training	Acute Care
Nashville, Tennessee	Research and development and marketing	Acute Care
Dubai, United Arab Emirates	Sales, marketing and training	Acute Care
Leeds, United Kingdom	Sales and distribution center	Non-Acute Care
Hong Kong, China	Manufacturing support	Acute Care

In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord has constructed a single, three-story building of rentable space in Mountain View, California which we now lease and which serves as our headquarters. The term of the lease agreement, which commenced in November 2012, is for a period of 10 years, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located in Milpitas, California which commenced in October 2012. The term of the lease agreement is for a period of 60 months, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.
In connection with the acquisition of MTS in 2012, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The original twelve year lease agreement, which expires in September 2016 and at the time of the MTS acquisition, had a remaining base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In Leeds, United Kingdom, we lease an office and distribution center. The original ten year lease agreement expires in June 2021, with no extension options. The remaining base lease commitment at the time of the MTS acquisition, converted from British Pounds at the conversion rate then in effect, was approximately $1.2 million.
We also have smaller rented offices in Strongsville, Ohio, the People's Republic of China and Germany. For additional information regarding our obligations pursuant to operating leases, see Note 12, "Commitments" to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 3.    LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 13, "Contingencies" to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

Fiscal Year Ended December 31, 2012	High	Low
Fourth Quarter	$16.13	$12.61
Third Quarter	$15.03	$12.33
Second Quarter	$15.51	$12.74
First Quarter	$17.94	$14.10

Fiscal Year Ended December 31, 2011	High	Low
Fourth Quarter	$17.45	$12.92
Third Quarter	$18.15	$13.00
Second Quarter	$15.97	$13.25
First Quarter	$15.95	$12.86
As of March 1, 2013 we had approximately 34,098,661shares of common stock outstanding held by approximately 144 stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indices: The NASDAQ Composite Index and the NASDAQ Health Services index. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., the NASDAQ Composite Index, and the NASDAQ Health Services Index (1)

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Services

_________________________________________________
*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Omnicell, Inc.	100.00	45.34	43.41	53.66	61.34	55.22
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Health Services	100.00	75.94	86.81	88.01	72.95	83.15
_________________________________________________

(1)
This section is not deemed "soliciting material" or to be "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Total revenues	$314,027	$245,535	$222,407	$213,457	$251,865
Gross Profit	$170,588	$135,784	$117,917	$105,221	$128,634
Income from operations(1)	$27,126	$16,222	$9,526	$669	$17,340
Net income	$16,178	$10,389	$4,892	$444	$12,724
Net income per share:
Basic	$0.49	$0.31	$0.15	$0.01	$0.40
Diluted	$0.47	$0.30	$0.15	$0.01	$0.38
Shares used in per shares calculations:
Basic	33,307	33,123	32,651	31,691	32,076
Diluted	34,213	34,103	33,513	32,063	33,108
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Total assets	$441,819	$363,849	$343,224	$322,260	$308,542
Long-term obligations, net of current portion	$51,192	$20,305	$19,846	$21,405	$17,630
Total stockholders' equity	$307,550	$282,914	$265,214	$242,304	$233,557

_______________________________________________________________________________
(1) Income from operations includes the following items:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Share-based compensation expense	$9,214	$9,499	$9,015	$9,725	$11,165
The amounts shown above include the operating results from the acquisition of MTS Medication Technologies, Inc. from May 21, 2012 and Pandora Data Systems, Inc. ("Pandora") from September 29, 2010.
You should read the selected consolidated financial data above in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data above for the years ended December 31, 2012, 2011, and 2010 and the consolidated balance sheet data at December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data above for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data at December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data) (unaudited)
2012
Total revenues	$64,143	$75,384	$84,331	$90,169
Gross profit	$35,749	$39,376	$46,087	$49,376
Income from operations	$3,635	$2,431	$11,226	$9,834
Net income	$2,351	$1,375	$6,920	$5,532
Net income per share:
Basic(1)	$0.07	$0.04	$0.21	$0.17
Diluted(1)	$0.07	$0.04	$0.20	$0.16

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data) (unaudited)
2011
Total revenues	$57,160	$61,005	$64,439	$62,931
Gross profit	$31,650	$33,807	$34,448	$35,879
Income from operations	$1,029	$4,230	$4,794	$6,169
Net income	$670	$2,587	$2,994	$4,138
Net income per share:
Basic(1)	$0.02	$0.08	$0.09	$0.13
Diluted(1)	$0.02	$0.08	$0.09	$0.12
_______________________________________________________________________________

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
We sell our medication control systems together with related consumables and services, and medical and surgical supply control systems and generate the majority of our revenue in the United States. However, we expect our revenue from our international operations to increase in future periods as we continue to grow our international business. Our sales force is organized by geographic region in the United States and Canada, and for a portion of our products in the United Kingdom and Germany. We also sell through distributors in Asia, Australia, Europe, the Middle East and South America. We have not sold in the past, and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
In May 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care giving us the ability to serve both the acute and non-acute markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies. Please refer to Note 2, "Business Acquisition" to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the transaction.
In connection with this acquisition, we realigned our management reporting structure to identify those dispensing systems and other related business transactions that are sold into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for the year ended December 31, 2012. Please refer to Note 17, "Segments" to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding the results for both the Acute Care and Non-Acute Care segments.
In the third quarter of 2012, we entered into an agreement with our distributor in the United Kingdom to purchase 15% of its outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation in the United Kingdom. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights. As a result of these and other factors, we are accounting for this investment using the equity method. Our proportionate equity share of the income of this distributor recognized in our financial statements for the year ended December 31, 2012 was immaterial.
We are working to develop relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
Our revenue increased by 27.9% to $314.0 million in the twelve month period ended December 31, 2012 from $245.5 million for the year ended December 31, 2011. Of the $68.5 million increase in revenues from 2011 to 2012, $61.8 million was attributable to an increase in product revenues for 2012 as compared with 2011, reflecting increased completed installations of our new automation products, increases in lease renewals from existing customers, and revenue derived from our acquisition of MTS, during the second quarter of 2012, which comprises the predominant portion of our Non-Acute Care segment. Service revenues increased by $6.7 million in 2012 as compared with 2011, primarily due to growth in the installed customer base.
For the year ended December 31, 2012, our Acute Care segment contributed $197.4 million and $62.8 million in product and service revenue, respectively. This compares to product and service revenue of $185.9 million and $59.7 million for the Acute Care segment in 2011. For the year ended December 31, 2012, the Non-Acute Care segment contributed $50.3 million and $3.6 million in product and service revenue, respectively. Non-Acute Care revenues were not significant for the year ended December 31, 2011 and, accordingly, have been included in the Acute Care segment for that period.
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

Our product backlog, consisting of orders accepted but not yet installed, increased $21 million, to $155 million at December 31, 2012 from $134 million as of December 31, 2011. This backlog is primarily attributable to our Acute Care segment. We expect to operate through 2013 with our backlog within our objective of the next six to nine months, but we believe there will be variation from time to time. We expect Non-Acute Care product backlog to be minimal.
Our key business strategies include:

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
•Building direct sales, distribution or other capabilities when and where it is appropriate;

•	Partnering with companies that have sales, distribution, or other capabilities that we do not possess in non-U.S. geographies; and

•	Increasing customer awareness of safety issues in the administration of medications.

•	Expanding our product offering through acquisitions and partnerships.
Our healthcare customers expect a high degree of partnership involvement from their technology suppliers. We provide extensive installation planning and consulting as part of every product sale. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. Our long-term liabilities include long-term deferred service revenue of $19.9 million as of December 31, 2012, and $19.0 million as of December 31, 2011. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
In 2012, our overall cash flow decreased $129.4 million. This was primarily due to our acquisition of MTS for $156.3 million, and offset by a $16.2 million increase in net income, adjusted for non-cash expenses associated with depreciation and amortization of $13.3 million, and share-based compensation of $9.2 million and $8.9 million of proceeds from the issuance of common stock under our employee stock purchase and stock option plans. Other factors during the year ended December 31,

2012 impacting the change in cash were increases in accounts receivable of $9.3 million, deferred service revenues of $2.9 million, deferred gross profit of $6.6 million, prepaid expenses of $4.9 million and net investment in sales-type leases of $4.2 million. Additional uses of cash during the year ended December 31, 2012 included $20.6 million for the acquisition and development of productive long-lived assets and $12.4 million for stock repurchase activities.
In 2011, we generated positive overall cash flow of $16.1 million. This was primarily due to our $10.4 million of net income, adjusted for non-cash expenses associated with depreciation and amortization of $8.0 million, and share-based compensation of $9.5 million, and $6.8 million of proceeds from the issuance of common stock under our employee stock purchase and stock option plans. Additional factors were strong cash collections, reducing accounts receivable at year end by $5.9 million as compared to 2010 and increases of $3.6 million of deferred service revenue and $2.5 million of deferred gross profit. These increases to cash were offset by a $9.4 million increase in inventory, primarily related to the G4 launch, $13.1 million for the acquisition and development of productive long-lived assets and $12.6 million in stock repurchase activities.
For the year ended December 31, 2012, net cash provided by operations was $39.5 million, and our cash and cash equivalents as of December 31, 2012 was $62.3 million as compared to $199.9 million at December 31, 2011. We expect cash provided by operations to remain positive in 2013.
Our full-time headcount of 1,089 on December 31, 2012 increased by 316 from our full-time headcount on December 31, 2011, primarily due to the addition of 292 employees in connection with the acquisition of MTS.
We record compensation expense from our share-based awards, options and our employee stock purchase plan in accordance with Accounting Standards Codification, or ASC 718, Stock Compensation. Total share-based compensation expense for the year ended December 31, 2012 was $9.2 million, as compared to $9.5 million in 2011.
Gross profit from product revenues increased by $29.0 million and gross profit from service revenues increased by $5.8 million. Our gross profit increased 25.6% for the year ended December 31, 2012, as compared to the year ended December 31, 2011, with gross profit as a percentage of revenue decreasing by 1.0% to 54.3%. The increase in gross profits was attributable to our Non-Acute Care segment activities since the acquisition of MTS in the second quarter of 2012. The decrease in margins were primarily attributable to lower margins associated with our Non-Acute Care segment, primarily a reflection of lower margins on the MTS product lines.
We expect revenues to increase significantly in 2013 due to a full year of contribution from the acquired MTS entity. We do not anticipate any major fluctuations in our gross margins beyond normal fluctuations caused by changes in product mix. Revenues and gross margins may be adversely affected, however, as a result of unforeseen market price reductions and additional costs to expand our business.
Net income increased to $16.2 million in 2012 compared to $10.4 million in 2011 due to an increase in gross profit of $34.8 million, partially offset by a $23.9 million increase in operating expenses primarily due to an increase in selling, general and administrative expenses of $22.2 million and an increase in research and development activities of $1.7 million. These increases were primarily driven by the acquisition of MTS.
With the acquisition of MTS, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.
The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services, but also includes medication dispensing systems sold to non-acute care pharmacies and facilities. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (the "CODM"), for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations.
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
Revenue recognition.  We earn revenues from sales of our medication control systems, together with related consumables and services, and medical/surgical supply control systems with related services, which are sold in our principal market, which is the healthcare industry. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:

•	Products—Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.

•	Software—Additional software applications that enable incremental functionality of our equipment.

•	Installation—Installation of equipment as integrated systems at customers' sites.

•	Post-installation technical support—Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

•	Professional services—Other customer services, such as training and consulting.
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

•
Delivery has occurred.  Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery, assuming all other revenue criteria are met since we do not allow for rights of return or refund. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. Effective for new or modified arrangements entered into beginning on January 1, 2011, the date we adopted the revised revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of fair value for our post-installation technical support services and professional services. When VSOE of fair value is not available, third-party evidence ("TPE") of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information and obtain formal approval by appropriate levels of management.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable (an "Element") on the basis of its estimated selling price. In addition, the amount recognized for any delivered Elements cannot exceed that which is not contingent upon delivery of any remaining Elements in the arrangement.
We also use the residual method of allocating the arrangement consideration in certain circumstances. We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 1, 2011 and not subsequently materially-modified. The use of the residual method is required by software revenue recognition rules that applied to sales of most of our products and services until the adoption of the new revenue recognition guidance. We also use the residual method to allocate revenue between the software products that enable incremental equipment functionality, and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.
A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income on these leases is recognized as a component of product revenue using the interest method.
Accounts receivable and notes receivable (net investment in sales type leases). We actively manage our accounts receivable to minimize credit risk. We typically sell our products to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.
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
Under ASC 350, Intangibles - Goodwill and Other, goodwill and intangible assets with an indefinite life are not subject to amortization. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Under the provisions of ASC 350-20, Goodwill and Other, the recorded goodwill is subject to annual impairment testing. In addition, the provisions of ASC 350-20, require that an entity assign its recorded goodwill to each of its reporting units and test each reporting unit's goodwill for impairment at least annually or earlier in circumstances whereby certain events might trigger a decrease in the carrying value of goodwill. We complete our annual goodwill impairment assessment as of the first day of our fourth quarter. In accordance with ASC 350-20, we have the option to assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to performing the goodwill impairment test. We have elected to perform a qualitative assessment to determine whether it more likely than not that the fair value of each reporting unit is less than its carrying amount.
For both our reporting units, the Acute Care and Non-Acute Care segments, we considered the following qualitative factors when assessing if goodwill had been impaired for the year ended December 31, 2012:

•
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates or other developments in equity and credit markets;

•
Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy or litigation; and

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Upon completion of our qualitative assessment conducted in the fourth quarter of 2012, we concluded that it was more likely than not the fair values of both the Acute Care and Non-Acute Care segments exceeded their carrying values including the respective amounts of goodwill. In addition, we did not note any other indicators of goodwill impairment as of December 31, 2012.
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
Significant management judgment is also required for initial recognition and measurement of goodwill and other intangibles assets resulting from business combinations pursuant ASC 805, Business Combinations. Management must assess the extent to which identified other intangibles assets are properly includable (and with the appropriate fair value) or properly excludable, by applying the recognition criteria. This judgment affects not only the other intangible assets but the remainder calculation of goodwill. The assessment of useful life for each acquired intangible asset impacts future financial position and operating performance through amortization expense.
Inventory.    Inventories are stated at the lower of cost (utilizing standard costs), applying the first-in, first-out method, or market. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.
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
Accounting for income taxes.    We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment with respect to our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Recently Adopted Accounting Standards
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
In July 2012, FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on impairment testing of intangible assets with indefinite lives other than goodwill. This guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived asset is impaired. An entity has the option to bypass the qualitative assessment and proceed directly to calculating the fair value of an intangible asset with an indefinite life. We adopted this guidance in the fourth quarter of 2012, earlier than required, without any significant impact on our financial position, operating results or cash flows, as this update does not change how we calculate impairment loss.
Recently Issued Accounting Standards
In February 2013, FASB issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We intend to adopt this guidance in the first quarter of 2013. We do not anticipate this update will have any significant impact on our financial position, operating results or cash flows.
Results of Operations

	Years Ended December 31,
	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$247,654	78.9%	$185,864	75.7%	$171,100	76.9%
Service and other revenues	66,373	21.1%	59,671	24.3%	51,307	23.1%
Total revenues	314,027	100.0%	245,535	100.0%	222,407	100.0%
Cost of revenues:
Cost of product revenues	112,369	35.8%	79,567	32.4%	76,372	34.3%
Cost of service and other revenues	31,070	9.9%	30,184	12.3%	28,079	12.6%
Restructuring charges	—	—%	—	—%	39	—%
Total cost of revenues	143,439	45.7%	109,751	44.7%	104,490	47.0%
Gross profit	170,588	54.3%	135,784	55.3%	117,917	53.0%
Operating expenses:
Research and development	23,726	7.6%	22,042	9.0%	21,007	9.4%
Selling, general and administrative	119,736	38.1%	97,520	39.7%	86,227	38.8%
Restructuring charges	—	—%	—	—%	1,157	0.5%
Total operating expenses	143,462	45.7%	119,562	48.7%	108,391	48.7%
Income from operations	27,126	8.6%	16,222	6.6%	9,526	4.3%
Interest and other income (expense), net	(51)	—%	(133)	(0.1)%	431	0.2%
Income before provision for income taxes	27,075	8.6%	16,089	6.6%	9,957	4.5%
Provision for income taxes	10,897	3.5%	5,700	2.3%	5,065	2.3%
Net income	$16,178	5.2%	$10,389	4.2%	$4,892	2.2%

Product Revenues, Cost of Product Revenues and Gross Profit
The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2012, 2011 and 2010 and the percentage change between those years:

	Years Ended December 31,			Percentage Change

	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands)
Product revenues	$247,654	$185,864	$171,100	33.2%	8.6%
Cost of product revenues	112,369	79,567	76,372	41.2%	4.2%
Restructuring charges	—	—	—	n/a	n/a
Gross profit	$135,285	$106,297	$94,728	27.3%	12.2%
2012 compared to 2011
Product revenues increased $61.8 million, or 33.2%, in 2012 as compared to 2011. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, the volume of installations we are able to complete, our ability to meet customer needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our Acute Care product revenues is primarily dependent on when our customers' schedules allow for installations. The overall increase in product revenues was driven by the increased installations of our new automation products, including customer product upgrades using our G4 platform and revenue derived from MTS subsequent to its acquisition by Omnicell during the second quarter of 2012.We anticipate that our revenues will continue to increase in 2013 as we fulfill our existing backlog of orders and as we experience higher customer product upgrades to the G4 platform in addition to having a full year of Non-Acute Care revenues from the acquisition of MTS.
Cost of product revenues increased by $32.8 million, or 41.2%, in 2012 as compared to 2011. This increase was primarily a result of Non-Acute Care product costs of $30.6 million, which included $1.7 million of acquisition-related charges primarily associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal manufacturing cycle of our business. The increase in Acute Care product revenue and change in product mix resulted in an increase of $2.2 million in costs.
Gross profit on product revenue increased by $29.0 million, or 27.3%, in 2012 as compared to 2011 and gross profit as a percentage of product revenues decreased to 54.6% in 2012 as compared to 57.2% in 2011. The increase in gross profit on product revenue was primarily a result of the contribution from our Non-Acute Care segment described above, as well as increased gross profits in our Acute Care segment, which was driven primarily by product mix. The decrease in gross profit as a percentage of product revenue was due to the lower Non-Acute Care segment gross profit as a percent of revenue, which drove the overall gross profit as a percentage of revenue down. For 2013, we do not anticipate any significant fluctuations in our gross profit and gross profit as a percentage of revenue beyond normal fluctuations caused by changes in product mix and the impact of a full year of Non-Acute Care revenues from MTS.
2011 compared to 2010
Product revenues increased $14.8 million, or 8.6%, in 2011 as compared to 2010. The overall increase in product revenues was driven by a combination of increased installations of our new automation products, increases in lease renewals from existing customers and a full year of revenues derived from our acquisition of Pandora at the end of the third quarter of 2010.
Cost of product revenues increased by $3.2 million, or 4.2%, in 2011 as compared to 2010. The increase was primarily a function of revenue growth, partially offset by the favorable impact of overall product mix and generally lower material costs from our cost reduction efforts during the year. Additionally, during the year we incurred higher product costs related to the manufacturing cost of the new G4 cabinet console platform, released in May 2011. The early production units of the G4 cabinet console were at a higher product cost than our previous generation product. This was due to initial production line ramp up and longer production cycles to validate the manufacturability and quality of the new console. The majority of the higher production line cost was absorbed in the three month periods ended September 30, 2011 and December 31, 2011.
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
The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and 2010 and, accordingly, has not been discussed separately.
Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit
Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2012, 2011 and 2010 and the percentage change between those years:

	Years Ended December 31,			Percentage Change

	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands)
Service and other revenues	$66,373	$59,671	$51,307	11.2%	16.3%
Cost of service and other revenues	31,070	30,184	28,079	2.9%	7.5%
Restructuring charges	—	—	39	—	(100.0)%
Gross profit	$35,303	$29,487	$23,189	19.7%	27.2%

2012 compared to 2011
Service and other revenues increased by $6.7 million, or 11.2%, in 2012 as compared to 2011. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts and, in addition, a $1.9 million increase attributable to the Non-Acute segment.
Cost of service and other revenues increased by $0.9 million, or 2.9%, in 2012 as compared to 2011. These increases were primarily a result of the aforementioned addition of our Non-Acute Care segment of $1.2 million, offset by a $0.3 million decrease in the Acute Care segment service costs due to lower costs incurred related to advance replacement of material covered under maintenance contracts.
Gross profit on service and other revenues increased by $5.8 million, or 19.7%, in 2012 as compared to 2011. This increase was due to increased revenues from an expanded installed base attributable to our Acute Care segment with nominal growth in service costs as a result of service cost reduction efforts throughout 2012.
We expect our service and other revenues and the associated gross profit to continue to increase in 2013 with the continued expansion of our installed base of automation systems and service and maintenance contracts.
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
The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and 2010 and, accordingly, has not been discussed separately.
Operating Expenses
The table below shows our operating expenses for the years ended December 31, 2012, 2011 and 2010 and the percentage change between those years:

	Years Ended December 31,			Percentage Change

	2012	2011	2010	2012 to 2011	2010 to 2011
	(in thousands)
Research and development	$23,726	$22,042	$21,007	7.6%	4.9%
Selling, general and administrative	119,736	97,520	86,227	22.8%	13.1%
Restructuring charges	—	—	1,157	—%	(100.0)%
Total operating expenses	$143,462	$119,562	$108,391	20.0%	10.3%
2012 compared to 2011
Research and development.    Research and development expenses increased by $1.7 million, or 7.6%, in the years ended December 31, 2012 as compared to 2011. Research and development expenses represented 7.6% and 9.0% of total revenues in 2012 and 2011, respectively. The overall increase in research and development expenses reflects an increase of $1.8 million attributable to the Non-Acute Care segment since the acquisition of MTS in the second quarter of 2012, partially offset by an overall decrease of $0.1 million attributable to the Acute Care segment.
We expect research and development expenses to increase in 2013 as we continue to invest in new products and services, but stay relatively flat as a percentage of revenues. The amount of research and development expense can fluctuate based on the amount of prototype expenses for hardware and or the amount of capitalized software development costs in any given quarter.

Selling, general and administrative.    Selling, general and administrative expenses increased by $22.2 million, or 22.8%, in 2012 as compared to 2011. Selling, general and administrative expenses represented 38.1% and 39.7% of total revenues in 2012 and 2011, respectively.
This increase was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $13.2 million since the acquisition of MTS in the second quarter of 2012. Increases in Acute Care segment selling, general and administrative expenses were primarily due to a $7.5 million increase in costs associated with compensation and related benefits, $2.3 million in transaction and integration expenses related to the acquisition of MTS, $1.6 million in facility expenses due the relocation to our new buildings late in 2012 and an increase of $1.2 million in bad debt expense primarily related to a $0.6 million recovery in 2011 as compared to a $0.6 million expense in 2012, partially offset by a $1.4 million decrease in third party consulting expenses and a $1.0 million decrease in legal expenses primarily related to the settlement of litigation in 2011.
We anticipate selling, general and administrative expenses as a percent of revenues to stabilize and decrease throughout 2013, but this estimate could be impacted by ongoing business development activities and external, macro-economic factors.
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
This increase was primarily due to a $5.0 million increase in compensation costs related to increased sales and marketing staffing, a $1.0 million increase for the settlement of litigation with Medacist Solutions Group LLC, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, and a $2.9 million increase in freight, travel, promotional expenses and other costs. Reduced outside service and other spending of $0.6 million partially offset these increases. Additionally, 2010 expenses were reduced by the $2.4 million benefit from the settlement of a litigation claim with Flo Healthcare LLC in the third quarter of 2010 for less than the amount previously accrued, as described in our Annual Report on Form 10-K for the year ended December 31, 2010, and $0.9 million resulting from the favorable timing effect on expenses due to a reduction in accrued vacation.
The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and 2010 and, accordingly, has not been discussed separately.
Interest Income and Other Expense
The table below shows our interest income and other expense for the years ended December 31, 2012, 2011 and 2010 and the percentage change between those years:

	Years Ended December 31,
				Percentage Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands)
Interest income	$77	$266	$424	(71.1)%	(37.3)%
Interest expense	(29)	(62)	(4)	(53.2)%	n/a
Other income (expense)	(99)	(337)	11	(70.6)%	n/a
2012 compared to 2011
Cash, cash equivalents and short-term investments decreased by $137.6 million during 2012, primarily due to our acquisition of MTS. This and the continued reduction in interest rates resulted in a 71.1% decline in interest income earned compared to 2011.

Other income (expense), decreased in 2012, primarily due to unfavorable effects of exchange rate in 2011 between Indian rupees and U.S. dollars as compared to an immaterial impact in 2012.
We expect interest income to remain at approximately 2012 levels during 2013.
2011 compared to 2010
Although cash, cash equivalents and short-term investments increased by $16.1 million during 2011, continued reduction in interest rates resulted in a 37.3% decline in interest income earned. The weighted average interest rate of 0.07% in the fourth quarter 2011 compares with 0.18% in the fourth quarter 2010.
Interest expense was greater in 2011 than 2010, primarily due to installment interest payments on a disputed county property tax issue. Other income, negligible in 2010, reversed to a $0.3 million other expense, primarily for effects of exchange rate changes between Indian rupees and U.S. dollars.
Income Taxes

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Provision for income taxes	$10,897	$5,700	$5,065
We recorded a provision for income taxes of approximately $10.9 million and an effective tax rate of 40.25% for the year ended December 31, 2012 compared to $5.7 million and an effective tax rate of 35.4% for the year ended December 31, 2011. The 2012 annual tax rate differed from the statutory tax rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges under ASC 740-718, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction. The increase in the annual effective tax rate as compared to 2011 was primarily due to the expiration of the federal research and development credit after 2011 and non-deductible acquisition costs and equity charges, partially offset by an increase in the domestic production activity deduction.
Our 2012 tax provision did not include the benefit of the 2012 federal R&D tax credit. The federal R&D tax credit expired as of December 31, 2011. In January 2013, it was retroactively extended through the end of 2013. The tax benefit of the 2012 federal R&D tax credit will be recognized as a discrete item in the first quarter of 2013 when the reenactment occurred. We expect this amount to be in the range of $0.6 million to $0.8 million.
We recorded a provision for income taxes of approximately $5.7 million and an effective tax rate of 35.4% for the year ended December 31, 2011 compared to $5.1 million and an effective tax rate of 50.8% for the year ended December 31, 2010. The decrease in the effective tax rate was primarily a result of the one-time tax adjustment in 2010 for the tax effect of undistributed earnings associated with the closure of our offices in India. The decrease is also attributable to the domestic production activities deduction, which we could not claim in 2010 due to our net operating loss utilization, and to a one-time adjustment to reserves for R&D tax credits that was recorded in 2010. Refer to Note 14, "Income Taxes" to the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for discussion of factors affecting the ability to realize the deferred tax assets.

Liquidity and Capital Resources
Cash Flows
The table below shows our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$39,484	$31,243	$20,598
Net cash used in investing activities	(168,711)	(13,066)	(23,057)
Net cash (used in) provided by financing activities	(232)	(1,840)	8,863
Effect of exchange rate changes on cash and cash equivalents	10	(210)	1
Net increase (decrease) in cash and cash equivalents	$(129,449)	$16,127	$6,405
2012 compared to 2011
Net cash provided by operating activities.    Net cash provided by operating activities increased by $8.2 million in 2012 to $39.5 million from $31.2 million in 2011. The major drivers increasing operating cash flow were $5.8 million higher net income and a reduction of inventory of $12.0 million, as well as increases in accrued compensation of $4.7 million, deferred gross profit of $4.1 million and accounts payable of $4.0 million, between 2012 and 2011. Partially offsetting these increases in sources of operating cash flows were a net increase of $6.4 million in prepaid expenses and the increase of $5.2 million in sales type leases.
Net cash used in investing activities.    Net cash used in investing activities increased by $155.6 million in 2012 to $168.7 million from $13.1 million in 2011. This increase was primarily driven by $158.3 million of cash paid to complete the 2012 acquisition of MTS in the second quarter of 2012.
Net cash used in financing activities.    Net cash used in financing activities decreased by $1.6 million in 2012 to $0.2 million net cash used compared to net cash used by financing activities of $1.8 million in 2011. Stock repurchases decreased by $0.2 million to $12.4 million in 2012 from $12.6 million in 2011. In 2012 cash generated from shares issued under stock option and employee stock purchase plans increased by $2.2 million to $8.9 million from $6.8 million in 2011, offset by a decrease of $0.7 million in excess tax benefits from employee stock plans to $3.2 million in 2012 from $3.9 million in 2011.
2011 compared to 2010
Net cash provided by operating activities.    Net cash provided by operating activities increased by $10.6 million in 2011 to $31.2 million from $20.6 million in 2010. The major drivers increasing operating cash flow were higher net income of $5.5 million higher net income and $7.2 million greater cash from accounts receivable. Other sources of cash were balance sheet changes in prepaid expenses recorded as current assets, deferred gross profit, accrued liabilities and deferred service revenues, increasing $4.6 million, $4.5 million, $1.8 million and $1.2 million, respectively, in operating cash flows in 2011 compared to 2010. Partially offsetting these increases in sources of operating cash flows were the $9.5 million net increase in inventory to support our G4 product launch and the net reduction of $5.1 million in accounts payable.
Net cash used in investing activities.    Net cash used in investing activities decreased by $10.0 million in 2011 to $13.1 million from $23.1 million in 2010. This decrease was driven by the 2010 acquisition of Pandora for $5.7 million, net of cash acquired, and by the purchases of $8.1 million of California revenue anticipation notes in both 2010 and 2011, of which the notes purchased in 2010 matured in 2011. These decreases were partially offset by the $3.8 million increase in capital expenditures for software development and property and equipment.
Net cash (used in) provided by financing activities.    Net cash (used in) provided by financing activities decreased by $10.0 million in 2011 to $1.8 million net cash used compared to net cash provided by financing activities of $8.9 million in 2010. This was driven by the $12.6 million use of cash for stock repurchases and $0.2 million from shares issued under stock option and employee stock purchase plans, partially offset by an increase of $2.1 million in excess tax benefits from employee stock plans.
Liquidity
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect a continued use of cash for potential acquisition and acquisition assessment activities. Additionally, as described in Note 15, "Stockholders' Equity" to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on December 31, 2012, we had $50.0 million of remaining authorized funds to repurchase shares of our common stock under stock repurchase programs, which may, in the future, result in additional use of cash. We had cash and cash equivalents of $62.3 million at December 31, 2012 as compared to $191.8 million at December 31, 2011. As of December 31, 2012, we had no short-term investments, compared to $8.1 million in 2011. Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents and our anticipated cash flows from operations as well as cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan will be sufficient to meet our cash needs for working capital, capital expenditures, acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash, and cash equivalents will suffice to fund the continued growth of our business.
Off-Balance Sheet Arrangements
As of December 31, 2012, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Contractual Obligations
As of December 31, 2012, we had $52.6 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information with respect to these commitments.
The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)(2)	$45,587	$5,601	$10,555	$9,127	$20,304
Commitments to contract manufacturers and suppliers(3)	7,058	7,058	—	—	—
Total(4)	$52,645	$12,659	$10,555	$9,127	$20,304
_______________________________________________________________________________

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $5.7 million, $3.3 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)
In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord has constructed a single, three-story building of rentable space in Mountain View, California which we now lease and which serves as our headquarters. The term of the lease agreement, which commenced in November 2012, is for a period of 10 years, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

(3)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(4)
At December 31, 2012, we have recorded $3.3 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP, summarized under the section entitled "Critical Accounting Policies and Estimates" of this Annual Report on Form 10-K. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $3.3 million of uncertain tax position liabilities has not been included in the contractual obligations table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are only exposed to market risk from changes in interest rates to the extent our interest income might decrease.
As of December 31, 2012, we had $62.3 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. The weighted interest rate for the fourth quarter of 2012 was less than 1.0%. Management considers this interest rate exposure immaterial.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission. We have excluded from our evaluation the internal control over financial reporting of MTS Medication Technologies, Inc., which is included in the December 31, 2012 consolidated financial statements and constituted $37.4 million and $25.0 million of total and net assets, respectively, as of December 31, 2012, and $47.2 million and $3.1 million of revenue and operating income, respectively, for the year then ended. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its attestation report on our internal control over financial reporting. Their report follows this Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm
The report required by this item is set forth below:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Omnicell, Inc.
We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MTS Medication Technologies, Inc., which is included in the 2012 consolidated financial statements of Omnicell, Inc. and constituted $37.4 million and $25.0 million of total and net assets, respectively, as of December 31, 2012, and $47.2 million and $3.1 million of revenue and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of Omnicell, Inc. also did not include an evaluation of the internal control over financial reporting of MTS  Medication Technologies, Inc.
In our opinion, Omnicell Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Omnicell Inc., and our report dated March 8, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 8, 2013

ITEM 9B.    OTHER INFORMATION
None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2013 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are included as part of this Annual Report on Form 10-K:
(1)All financial statements.

Index to Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-9
The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II	F-38
(2)Exhibits required by Item 601 of Regulation S-K.
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Omnicell, Inc.
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.
                                                     /s/ Ernst & Young LLP
San Jose, California
March 8, 2013

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$62,313	$191,762
Short-term investments	—	8,107
Accounts receivable, net of allowances of $722 and $443 at December 31, 2012 and December 31, 2011, respectively	55,116	38,661
Inventories	26,903	18,107
Prepaid expenses	15,392	10,495
Deferred tax assets	11,860	10,352
Other current assets	9,172	6,107
Total current assets	180,756	283,591
Property and equipment, net	34,107	17,306
Non-current net investment in sales-type leases	13,228	8,785
Goodwill	111,407	28,543
Other intangible assets	85,550	4,231
Non-current deferred tax assets	993	11,677
Other assets	15,778	9,716
Total assets	$441,819	$363,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,255	$11,000
Accrued compensation	11,613	7,328
Accrued liabilities	11,988	8,901
Deferred service revenue	20,449	19,191
Deferred gross profit	20,772	14,210
Total current liabilities	83,077	60,630
Non-current deferred service revenue	19,892	18,966
Non-current deferred tax liabilities	26,491	—
Other long-term liabilities	4,809	1,339
Total liabilities	134,269	80,935
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 39,493,469 and 33,541,493 shares issued and outstanding, respectively, at December 31, 2012 and 38,235,745 and 33,181,937 shares issued and outstanding, respectively, at December 31 2011	39	38
Treasury stock, at cost, outstanding: 5,951,976 and 5,053,808 shares at December 31, 2012 and 2011, respectively	(90,000)	(77,637)
Additional paid-in capital	382,844	362,154
Retained earnings (accumulated deficit)	14,536	(1,642)
Accumulated other comprehensive income	131	1
Total stockholders’ equity	307,550	282,914
Total liabilities and stockholders’ equity	$441,819	$363,849
See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31
	2012	2011	2010
Revenues:
Product revenues	$247,654	$185,864	$171,100
Services and other revenues	66,373	59,671	51,307
Total revenues	314,027	245,535	222,407
Cost of revenues:
Cost of product revenues	112,369	79,567	76,372
Cost of services and other revenues	31,070	30,184	28,079
Restructuring charges	—	—	39
Total cost of revenues	143,439	109,751	104,490
Gross profit	170,588	135,784	117,917
Operating expenses:
Research and development	23,726	22,042	21,007
Selling, general and administrative	119,736	97,520	86,227
Restructuring and asset impairment charges	—	—	1,157
Total operating expenses	143,462	119,562	108,391
Income from operations	27,126	16,222	9,526
Interest and other income (expense), net	(51)	(133)	431
Income before provision for income taxes	27,075	16,089	9,957
Provision for income taxes	10,897	5,700	5,065
Net income	$16,178	$10,389	$4,892
Net income per share-basic	$0.49	$0.31	$0.15
Net income per share-diluted	$0.47	$0.30	$0.15
Weighted average shares outstanding:
Basic	33,307	33,123	32,651
Diluted	34,213	34,103	33,513

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$16,178	$10,389	$4,892
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(1)	1	—
Changes in fair value of foreign currency forward hedges	65	—	—
Foreign currency translation adjustment	66	—	—
Other comprehensive income	130	1	—
Comprehensive income	$16,308	$10,390	$4,892

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common		Treasury
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2009	36,072,776	$36	(4,095,306)	$(65,064)	$324,255	$(16,923)	$—	$242,304
Net income	—	—	—	—	—	4,892	—	4,892
Share-based compensation	—	—	—	—	9,015	—	—	9,015
Common stock issued under stock option and stock award plans	624,916	1	(25,817)	—	3,637	—	—	3,638
Issuance of stock under employee stock purchase plan	451,014	—	—	—	3,364	—	—	3,364
Income tax benefits realized from employee stock plans	—	—	—	—	2,001	—	—	2,001
Balance at December 31, 2010	37,148,706	37	(4,121,123)	(65,064)	342,272	(12,031)	—	265,214
Net income	—	—	—	—	—	10,389	—	10,389
Other comprehensive income	—	—	—	—	—	—	1	1
Share repurchases	—	—	(889,511)	(12,573)	—	—	—	(12,573)
Share-based compensation	—	—	—	—	9,499	—	—	9,499
Common stock issued under stock option and stock award plans	641,074	1	(43,174)	—	2,736	—	—	2,737
Issuance of stock under employee stock purchase plan	445,965	—	—	—	4,050	—	—	4,050
Income tax benefits realized from employee stock plans	—	—	—	—	3,597	—	—	3,597
Balance at December 31, 2011	38,235,745	38	(5,053,808)	(77,637)	362,154	(1,642)	1	282,914
Net income	—	—	—	—	—	16,178	—	16,178
Other comprehensive income	—	—	—	—	—	—	130	130
Share repurchases	—	—	(898,168)	(12,363)	—	—	—	(12,363)
Share-based compensation	—	—	—	—	9,214	—	—	9,214
Common stock issued under stock option and stock award plans	879,875	1	—	—	4,547	—	—	4,548
Issuance of stock under employee stock purchase plan	377,849	—	—	—	4,402	—	—	4,402
Income tax benefits realized from employee stock plans	—	—	—	—	2,527	—	—	2,527
Balance at December 31, 2012	39,493,469	$39	(5,951,976)	$(90,000)	$382,844	$14,536	$131	$307,550

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$16,178	$10,389	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,325	7,983	8,619
Loss on disposal of fixed assets	66	—	191
Gain on legal settlement	—	—	(2,439)
Provision for (recovery of) receivable allowance	582	(155)	(575)
Gain on sale of note receivable	—	(473)	(684)
Share-based compensation expense	9,214	9,499	9,015
Income tax benefits from employee stock plans	2,527	3,597	2,001
Excess tax benefits from employee stock plans	(3,182)	(3,946)	(1,861)
Provision for excess and obsolete inventories	394	1,112	640
Foreign currency remeasurement loss	—	210	(1)
Deferred income taxes	2,718	589	2,403
Changes in operating assets and liabilities:
Accounts receivable, net	(9,311)	5,863	(1,317)
Inventories	2,536	(9,434)	77
Prepaid expenses	(4,897)	1,464	(3,179)
Other current assets	(1,114)	(594)	209
Net investment in sales-type leases	(4,154)	1,036	1,412
Other assets	(3,831)	339	519
Accounts payable	1,751	(2,242)	2,859
Accrued compensation	4,285	(403)	(529)
Accrued liabilities	674	(342)	(2,131)
Deferred service revenue	2,914	3,596	2,367
Deferred gross profit	6,562	2,491	(1,970)
Other long-term liabilities	2,247	664	80
Net cash provided by operating activities	39,484	31,243	20,598
Cash flows from investing activities:
Purchases of short-term investments	—	(8,097)	(8,059)
Maturities of short-term investments	8,122	8,143	—
Acquisition of intangible assets and intellectual property	(373)	(235)	(198)
Software development for external use	(5,028)	(4,192)	(2,207)
Purchases of property and equipment	(15,201)	(8,685)	(6,890)
Proceeds from disposal of equipment	81	—	—
Business acquisition, net of cash acquired	(156,312)	—	(5,703)
Net cash used in investing activities	(168,711)	(13,066)	(23,057)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	8,949	6,787	7,002
Stock repurchases	(12,363)	(12,573)	—
Excess tax benefits from employee stock plans	3,182	3,946	1,861
Net cash provided from (used in) financing activities	(232)	(1,840)	8,863
Effect of exchange rate changes on cash and cash equivalents	10	(210)	1
Net (decrease) increase in cash and cash equivalents	(129,449)	16,127	6,405
Cash and cash equivalents at beginning of period	191,762	175,635	169,230

Cash and cash equivalents at end of period	$62,313	$191,762	$175,635
Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$62	$4
Cash paid for taxes	6,676	253	1,513
Supplemental disclosures of non-cash operating activity
Accrual of indemnification asset/acquired legal contingency (Note 2)	$—	$—	$200
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$—	$(1,200)	$—

See Notes to Consolidated Financial Statements

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Organization and Summary of Significant Accounting Policies
Description of the Company.  Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication and supply control systems which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States.
On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. We can now serve both the acute care and non-acute markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies. Please refer to Note 2, "Business Acquisition" for more information regarding the transaction.
In 2010, we completed an acquisition of Pandora Data Systems ("Pandora"). The consolidated financial statements include the results of operations from this business combination from September 29, 2010, the date of acquisition. Additional disclosure related to the acquisition is provided in Note 2, "Business Acquisition."
Principles of consolidation.  The consolidated financial statements include the accounts of our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications.  A reclassification has been made to the prior year consolidated balance sheet to conform to the current period presentation. We reclassified customer net receivable credit balances from accounts receivable to accrued liabilities. This reclassification was immaterial to the consolidated financial statements.
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
At December 31, 2012 and December 31, 2011, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. At December 31, 2011 we had a short term investment in California revenue anticipation notes the valuation inputs of which are classified as Level 2. We do not currently have any material financial instruments utilizing Level 3 inputs.
Classification of marketable securities. Marketable securities for which we have the intent and ability to hold to maturity are classified as held-to-maturity, with carrying value at amortized cost, including accrued interest. We do not hold securities for purposes of trading. However, securities held as investments for the indefinite future, pending future spending requirements are classified as available-for-sale, with carrying value at fair value and any unrealized gain or loss recorded to other comprehensive income until realized. We held $38.9 million of money market mutual funds as available-for-sale cash equivalents as of December 31, 2012. As of December 31, 2011, we held $177.3 million of money market mutual funds as available-for-sale cash equivalents and $8.1 million of non-U.S. Government securities as an available-for-sale short-term investments.
Revenue recognition.    We earn revenues from sales of our medication control systems together with related consumables and services, and medical/surgical supply control systems with related services, which are sold in our principal market, which is the healthcare industry. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:

•	Products—Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.

•	Software—Additional software applications that enable incremental functionality of our equipment.

•	Installation—Installation of equipment as integrated systems at customers' sites.

•	Post-installation technical support—Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

•	Professional services—Other customer services such as training and consulting.
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

•
Delivery has occurred. Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery assuming all other revenue criteria are met since we do not allow for rights of return or refund. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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
A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
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
Sales of accounts receivable.  We record the sale of our accounts receivables as "true sales" in accordance with accounting guidance for transfers and servicing of financial assets. During the years ended 2012, 2011 and 2010, we transferred non-recourse accounts receivable totaling $60.9 million, $46.9 million and $51.4 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2012 and 2011, accounts receivable included approximately $0.7 million and $0.2 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.
Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues for the years ended December 30, 2012, 2011 or 2010. At December 31, 2012 and 2011, no single customer accounted for more than 10% of our accounts receivable balance.
Geographic risk. For the years ended December 31, 2012, 2011 and 2010, 7.5%, 2.0%, and 2.6%, respectively, of our product revenue was from foreign countries.
Commissions. Sales commissions generally are earned by our sales team upon order receipt, but are recognized in expense at the time of revenue recognition. Before they are recognized as expense they are recorded as prepaid commissions, which are a component of prepaid expenses.
Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with our supplier may be terminated by either the supplier or by us without cause and at any time upon delivery of two months' notice. Purchases from this supplier for the years ended December 31, 2012, 2011 and 2010 were approximately $23.8 million, $21.1 million and $19.1 million, respectively.
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
Property and equipment. Property and equipment less accumulated depreciation are stated at historical cost. Our expenditures for property and equipment are for computer equipment and software used in the administration of our business, and for leasehold improvements to our leased facilities. We also develop molds and dies used in long-term manufacturing arrangements with suppliers, and for production automation equipment used in the manufacturing of consumable blister card components. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 years
Equipment	3 - 5 years
We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. At December 31, 2012 and December 31, 2011, we had $5.4 million and $7.4 million of costs related to application development of enterprise-level software included in property and equipment, respectively.
Software development costs. We capitalize software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2012 and 2011, we capitalized software development costs of $5.0 million and $4.2 million, respectively, which are included in other assets. For the years ended December 31, 2012, 2011 and 2010, we charged to cost of revenues $2.3 million, $1.6 million and $0.9 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.
Valuation and impairment of goodwill, other intangible assets and other long lived assets. We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. For the initial recognition and measurement of Goodwill and Intangibles resulting from acquisitions, we use the guidance in ASC 805, Business Combinations.
Under ASC 350, Intangibles - Goodwill and Other, goodwill and intangible assets with an indefinite life are not subject to amortization. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Under the provisions of ASC 350-20, Goodwill and Other, the recorded goodwill is subject to annual impairment testing. In addition, the provisions of ASC 350-20, require that an entity assign its recorded goodwill to each of its reporting units and test each reporting unit's goodwill for impairment at least annually or earlier in circumstances whereby certain events might trigger a decrease in the carrying value of goodwill. We complete our annual goodwill impairment assessment as of the first day of our fourth quarter. In accordance with ASC 350-20, we have the option to assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to performing the goodwill impairment test. We have elected to perform a qualitative assessment to determine whether it more likely than not that the fair value of each reporting unit is less than its carrying amount.
For both the Acute Care and Non-Acute Care segments, we considered the following qualitative factors when assessing if goodwill had been impaired for the year ended December 31, 2012:

•
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates or other developments in equity and credit markets;

•
Industry and market considerations such as a deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy or litigation; and

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

Upon completion of our qualitative assessment conducted in the fourth quarter of 2012, management concluded that it was more likely than not the fair values of both the Acute and Non-Acute reporting units exceeded their carrying values including the respective amounts of goodwill. In addition, management did not note any other indicators of goodwill impairment as of December 31, 2012.
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
Deferred service revenue and deferred gross profit. Deferred service revenue and deferred gross profit arise when customers are billed for products and/or services in advance of revenue recognition. Our deferred gross profit, classified as a current liability, consists primarily of unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment, and the unearned revenue for software licenses. Our deferred service revenue, separated into current and long-term liabilities, consists of the unearned portion of service contracts for which revenue is recognized over their duration.
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
Accounting for income taxes. We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will record a benefit or detriment to our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $4.1 million, $2.7 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising. Advertising costs are expensed as incurred and amounted to $0.5 million, $0.9 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Currency forward contracts. From time to time we enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between

Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a hedging instrument. As of December 31, 2012, we had no foreign currency forward contracts which qualify for hedge accounting.
Total comprehensive income. The largest components of total comprehensive income for the year ended December 31, 2012 were foreign currency translation adjustments and changes in fair value of foreign currency forward hedges. The only difference included in total comprehensive income for the year ended December 31, 2011 was the tax-effected unrealized gain on available-for-sale securities for the holding period September 22, 2011 to December 31, 2011, which was immaterial. There was no difference due to other comprehensive income for the year ended December 31, 2010.
Segment information. Prior to the acquisition of MTS, we managed our business on the basis of a single operating segment, and a single reporting unit within that segment per ASC 280, Segment Reporting. Beginning with the acquisition of MTS, which was completed in May 2012, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of the hospital settings.
The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services, but also includes medication dispensing systems sold to non-acute care pharmacies and facilities. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (the "CODM") for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations.
Substantially all of our long-lived assets are located in the United States. For the year ended December 31, 2012, all of our total revenues and gross profits were generated by both our Acute Care and Non-Acute Care segments and no one customer accounted for greater than 10% of our revenues. For the years ended December 31, 2011 and 2010, all of our total revenues and gross profits were generated by the Acute Care segment and no one customer accounted for greater than 10% of our revenues.
Recently Adopted Accounting Standards
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
In July 2012, FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on impairment testing of intangible assets with indefinite lives other than goodwill. This guidance gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived asset is impaired. An entity has the option to bypass the qualitative assessment and proceed directly to calculating the fair value of an intangible asset with an indefinite life. We adopted this guidance in the fourth quarter of 2012, earlier than required, without any significant impact on our financial position, operating results or cash flows, as this update does not change how we calculate impairment loss.
Recently Issued Accounting Standards
In February 2013, FASB issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We intend to adopt this guidance in the first quarter of 2013. We do not anticipate this update will have any significant impact on our financial position, operating results or cash flows.

Note 2. Business Acquisition
MTS Medication Technologies, Inc.
On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") under which Mercury Acquisition Corp, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS").
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
Pursuant to the terms of the Merger Agreement, we paid approximately $158.3 million in cash after adjustments provided for in the Merger Agreement, of which approximately $13.5 million was placed in an escrow fund, which will be distributed to MedPak's stockholders (subject to claims that we may make against the escrow fund for indemnification and other claims following the closing). The revised acquisition consideration of $158.3 million is comprised entirely of cash at closing.
At date of acquisition, we also recorded a $1.8 million liability based on expected additional working capital adjustments. In October 2012, a portion of the escrow fund set aside for the working capital adjustment was disbursed, with Omnicell receiving $0.3 million and MedPak's former stockholders receiving the remainder. As of December 31, 2012, the working capital adjustment was reversed, with a resulting reduction in goodwill of $1.8 million and a corresponding reduction in accrued liabilities. Accounts receivable acquired were recorded at their estimated fair value, comprised of total contractual obligations due of $7.6 million, of which $0.2 million was not expected to be collected. Based on an acquisition date valuation, the preliminary estimated fair values of acquired inventory and property and equipment exceeded their historical carrying values. We recorded a preliminary step-up to the estimated fair value of acquired inventory in the amount of $1.6 million, which resulted in subsequent related charges of $1.6 million to cost of product revenues.
In the fourth quarter of 2012, subsequent to the initial acquisition price allocation, we revised our preliminary determination of the fair value of fixed assets and intangible assets acquired from MTS, resulting in a decrease in the carrying value of acquired fixed assets of $1.3 million, and increase in the carrying value of intangibles of $0.4 million and a net increase in recorded goodwill of $0.9 million.
The total consideration and the allocation of the consideration to the individual net assets is considered preliminary as there are remaining uncertainties to be resolved, including the completion of an analysis of potential contingent payroll tax withholding obligations.
The total revised acquisition price was approximately $158.3 million and the preliminary allocation is comprised of the following (in thousands):

Fair value acquired
Cash including restricted cash	$2,000
Accounts receivable	7,403
Inventory	11,726
Deferred tax assets and other current assets	2,894
Total current assets	24,023
Property and equipment	9,807
Intangible assets	83,900
Goodwill	82,864
Other non-current assets	244
Total assets	200,838
Current liabilities	(7,917)
Non-current deferred tax liabilities	(33,386)
Other non-current liabilities	(1,223)
Net assets acquired	$158,312

Cash consideration, fair value	$158,312

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
For income tax purposes, the historical tax bases of the acquired assets and assumed liabilities, along with the tax attributes of the MTS companies, will carry over. Because the transaction was a cash-for-stock transaction, there is no tax basis in the newly acquired intangible assets. Accordingly, the acquisition accounting includes the establishment of net deferred tax liabilities of $33.4 million, resulting from book tax basis differences related to the intangible assets acquired, as well as to the step up in the value of fixed assets and inventory to their estimated fair values at the time of acquisition.
Goodwill. Approximately $82.9 million has been allocated to goodwill. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets on the acquisition date. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. We believe the MTS acquisition enhances our offerings and diversifies our revenue mix, providing a more robust product and service solution to our current customers while expanding Omnicell’s international presence. We consider these factors as supporting the amount of goodwill recorded.
Details of acquired intangibles are as follows (in thousands, except for years):

	Fair value acquired	Useful Life (years)	First year amortization expense
Trade name	$6,800	12	$567
Customer relationships	50,500	28 to 30	1,707
Acquired technology	26,600	20	1,330
Intangibles acquired	$83,900		$3,604

Weighted average life of intangibles		25.14

For the year ended December 31, 2012, we incurred approximately $3.2 million in acquisition-related costs in connection with the MTS acquisition. These costs are included primarily in selling, general and administrative expenses on our Consolidated Statement of Operations.
During the year ended December 31, 2012, the acquired MTS operations (consolidated since the May 21, 2012 acquisition date) generated revenue of approximately $47.2 million and net income of $2.9 million.
The following represents unaudited pro forma revenue and net income as if MTS had been included in our consolidated results from January 1, 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Revenues	$342,770	$320,771
Net income	$19,030	$14,842

The pro forma unaudited condensed consolidated operating results presented above were calculated after applying Omnicell's accounting policies and by adding together the historical operating statements of MTS and Omnicell, with certain adjustments, assuming an acquisition date of January 1, 2011. Based on the estimated fair values and useful lives determined from the allocation of total MTS acquisition consideration, MTS historical depreciation and amortization expense was replaced with acquisition-accounting depreciation and amortization expense. Also reflected is the interest expense elimination effect of MTS on its debt (since it would have been paid off at acquisition) and the elimination of certain management fees to an affiliated party, offset in part by interest income foregone by Omnicell, by no longer having the acquisition consideration available as interest-bearing cash, cash equivalents and short-term investments.
The pro forma operating results do not include actual direct acquisition-related expenses incurred by MTS and Omnicell as such amounts are considered nonrecurring. The total of all adjustments were tax effected using an estimated federal and state effective income tax rate.
The pro forma operating results do not include any assumption of operating synergies for the combined companies. These pro forma results are provided as required disclosures and should not be considered as a forecast for any future period, nor as representing what the actual operating results would have been if the acquisition, in fact, had occurred on January 1, 2011.
Pandora Data Systems, Inc.
On September 29, 2010, we completed the acquisition of all of the outstanding capital stock of Pandora Data Systems, Inc. ("Pandora"), a provider of analytical software for medication diversion detection and regulatory compliance, for $6.0 million in cash.
In connection with the acquisition, we recorded $3.6 million of goodwill, equal to the excess of the fair value of the purchase consideration over the fair values of the net tangible and intangible assets acquired, which is tax deductible over a fifteen-year period. The following table summarizes the fair value acquisition accounting for Pandora on the September 29, 2010 purchase date (in thousands):

Fair value acquired
Cash	$297
Accounts receivable	416
Indemnification asset	1,000
Intangibles	2,420
Goodwill	3,561
Deferred tax asset	108
Total assets	7,802
Accrued compensation/other	(292)
Deferred service revenue	(510)
Litigation contingency	(1,000)
Total liabilities	(1,802)
Net assets acquired	$6,000

Cash consideration, fair value	$6,000
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
Operating results of Pandora have been combined with our operating results from the date of acquisition. Pro forma combined operating results for Omnicell and Pandora for the year ended December 31, 2010 has been omitted since the results of operations of Pandora were not material.
Note 3. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2012, 2011 and 2010 were 2,149,044 shares, 1,833,574 shares and 2,005,642 shares, respectively.
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31
	2012	2011	2010
Basic:
Net income	$16,178	$10,389	$4,892
Weighted average shares outstanding — basic	33,307	33,123	32,651
Net income per share — basic	$0.49	$0.31	$0.15
Diluted:
Net income	$16,178	$10,389	$4,892
Weighted average shares outstanding — basic	33,307	33,123	32,651
Add: Dilutive effect of employee stock plans	906	980	862
Weighted average shares outstanding — diluted	34,213	34,103	33,513
Net income per share — diluted	$0.47	$0.30	$0.15

Note 4. Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments
Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$23,422	$—	$—	$23,422	$23,422	$—	N/A
Money market funds	38,892	—	1	38,891	38,891	—	Available for sale
Total cash, cash equivalents and short-term investments	$62,314	$—	$1	$62,313	$62,313	$—

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$14,452	$—	$—	$14,452	$14,452	$—	N/A
Money market funds	177,310	—	—	177,310	177,310	—	Available for sale
Non-U.S. government securities	8,106	1	—	8,107	—	8,107	Available for sale
Total cash, cash equivalents and short-term investments	$199,868	$1	$—	$199,869	$191,762	$8,107
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

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2012
Money market funds	$38,891	$—	—	$38,891
Total	$38,891	$—	—	$38,891
At December 31, 2011
Money market funds	$177,310	—	—	$177,310
Non U.S. Government securities	—	$8,107	—	8,107
Total	$177,310	$8,107	—	$185,417

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$9,994	$7,666
Work in process	385	14
Finished goods	16,524	10,427
Total	$26,903	$18,107

Note 6. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Equipment	$32,528	$25,101
Furniture and fixtures	5,126	1,811
Leasehold improvements	6,992	3,692
Purchased software	19,870	20,641
Capital in process	2,693	2,283
	67,209	53,528
Accumulated depreciation and amortization	(33,102)	(36,222)
Property and equipment, net	$34,107	$17,306

Depreciation and amortization of property and equipment was approximately $8.0 million, $5.7 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 7. Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31, 2012	December 31, 2011
Net minimum lease payments to be received	$19,665	$15,063
Less unearned interest income portion	1,205	1,229
Net investment in sales-type leases	18,460	13,834
Less current portion(1)	5,232	5,049
Non-current net investment in sales-type leases(2)	$13,228	$8,785

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.5 million as of December 31, 2012 and $0.1 million as of December 31, 2011.
(2)     Net of allowance for doubtful accounts of $0.1 million as of December 31, 2012 and $0.1 million as of December 31, 2011.

The minimum lease payments under sales-type leases as of December 31, 2012 were as follows (in thousands):

2013	$5,778
2014	5,034
2015	3,955
2016	2,712
2017	2,015
Thereafter	171
Total	$19,665

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of December 31, 2012 and December 31, 2011 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for December 31, 2012:
Accounts individually evaluated for impairment	$489	$489	$—
Accounts collectively evaluated for impairment	118	18,578	18,460
Ending balances: December 31, 2012	$607	$19,067	$18,460
Credit loss disclosure for December 31, 2011:
Accounts individually evaluated for impairment	$178	$178	$—
Accounts collectively evaluated for impairment	106	13,940	13,834
Ending balances: December 31, 2011	$284	$14,118	$13,834

The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the year ended December 31, 2012 (in thousands):

Year Ended December 31, 2012
Allowance for credit losses, December 31, 2011	$284
Current period provision (reversal)	425
Recoveries of amounts previously charged off	(102)
Allowance for credit losses at December 31, 2012	$607

Note 8. Goodwill and Other Intangible Assets
Under ASC 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. During 2012, we adopted the qualitative approach for assessing goodwill impairment. For additional details on our policy regarding the valuation and impairment of goodwill, other intangible assets and other long lived assets, see Note 1, "Organization and Summary of Significant Accounting Policies" to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Activity in goodwill by reporting units, which are the same as our operating segments, for the year ended December 31, 2012 consists of the following (in thousands):

	Goodwill at December 31, 2011	Goodwill acquired	Goodwill at December 31, 2012
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	—	82,864	82,864
Total	$28,543	$82,864	$111,407

The goodwill acquired reflects the May 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the Non-Acute Care segment, created as a result of the MTS acquisition.
There were no indefinite-life intangibles at either December 31, 2012 or December 31, 2011. Finite-life intangible assets at these dates consist of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$3,081	$51,649	$4,230	$1,591	$2,639	5-30 years
Acquired technology	27,580	1,128	26,452	980	175	805	3-20 years
Patents	1,217	259	958	889	190	699	20 years
Trade name	6,890	414	6,476	90	37	53	3-12 years
Non-compete agreements	60	45	15	60	25	35	3 years
Total finite-lived intangibles	$90,477	$4,927	$85,550	$6,249	$2,018	$4,231

During 2012, 2011 and 2010, we capitalized third-party costs associated with internally-developed patent costs of $0.4 million, $0.2 million and $0.2 million, respectively.
Amortization expense of other intangible assets totaled $2.9 million, $0.7 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.
Estimated annual expected amortization expense of the finite-lived intangible assets at December 31, 2012 was as follows (in thousands):

2013	$4,265
2014	4,224
2015	4,200
2016	3,850
2017	3,814
Thereafter	65,197
Total	$85,550

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Capitalized software development costs, net of accumulated amortization of $7,329 and $5,018 in 2012 and 2011, respectively	$11,037	$8,077
Technology license	2,800	—
Long-term deposits	694	526
Non-current deferred service billings receivable	34	763
Other assets	1,213	350
Total	$15,778	$9,716

Note 10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Rebates and lease buyouts	$3,179	$1,748
Advance payments from customers	2,829	3,390
Accrued Group Purchasing Organization (GPO) fees	2,278	2,437
Technology license purchase obligation, current portion	1,750	—
Taxes payable	555	925
Other	1,397	401
Total	$11,988	$8,901

Note 11. Deferred Gross Profit
Deferred gross profit consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$30,138	$24,181
Cost of revenues, excluding installation costs	(9,366)	(9,971)
Deferred gross profit	$20,772	$14,210

Note 12. Commitments

At December 31, 2012, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2013	$5,602
2014	5,367
2015	5,188
2016	4,909
2017	4,218
Thereafter	20,303
Total	$45,587

Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense totaled $5.7 million, $3.3 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. For 2011, we had $0.5 million of non-cancelable sublease income.
 In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord has constructed a single, three-story building of rentable space in Mountain View, California which we now lease and which serves as our headquarters. The term of the lease agreement, which commenced in November 2012, is for a period of 10 years, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located in Milpitas, California which commenced in October, 2012. The term of the lease agreement is for a period of 60 months, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.
In connection with the acquisition of MTS, we assumed responsibility for its 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original twelve year lease agreement, which expires in September 2016 and at the time of the MTS acquisition, had a remaining base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In Leeds, United Kingdom, we lease an office and distribution center. The remaining term of the original ten year lease agreement is through June 8, 2021, with no extension options. The remaining base lease commitment at the time of the MTS acquisition, converted from British Pounds at the conversion rate then in effect, was approximately $1.2 million.
We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China and Germany.
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $7.1 million as of December 31, 2012.

Note 13. Contingencies
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2012 or December 31, 2011.

Note 14. Income Taxes
The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$25,794	$16,177	$9,551
Foreign	1,281	(88)	406
Total income before provision for income taxes	$27,075	$16,089	$9,957
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$7,181	$4,285	$196
State	1,006	896	207
Foreign	154	(70)	368
Total current	8,341	5,111	771
Deferred:
Federal	2,169	1,116	3,757
State	651	(527)	473
Foreign	(264)	—	64
Total deferred	2,556	589	4,294
Total provision for income taxes	$10,897	$5,700	$5,065
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. federal tax provision at statutory rate	$9,476	$5,631	$3,485
State taxes	1,077	240	543
Non-deductible expenses	530	481	350
Acquisition costs	431	—	—
Share-based compensation expense	403	443	244
Research tax credits	—	(755)	(137)
Repatriation of foreign earnings	—	(77)	560
Domestic production deduction	(601)	(271)	—
Other	(419)	8	20
Total	$10,897	$5,700	$5,065

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Tax credit carry forwards	$2,990	$3,066
Inventory related items	2,900	3,032
Deferred revenue	11,497	11,979
Stock compensation	9,331	9,187
Loss carry forwards	53	—
Other, net	69	82
Subtotal	26,840	27,346
Less: valuation allowance	(39)	—
Total net deferred tax assets	26,801	27,346

Reserves and accruals	(573)	(1,277)
Depreciation and amortization	(39,840)	(4,040)
Total deferred tax assets (liabilities)	(40,413)	(5,317)

Net deferred tax assets (liabilities)	$(13,612)	$22,029
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. In assessing our ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized by assessing the available positive and negative evidence to estimate if sufficient future taxable income will be generated in order to realize the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2012, management concluded that deferred tax assets are more likely than not to be realized, and therefore no material valuation allowances have been recorded in any jurisdiction.
In 2012, we recorded approximately $33.1 million of additional net deferred tax liabilities related to our acquisition of MTS during the second quarter. This amount was primarily comprised of increased book basis in fixed assets and intangible assets as a result of the acquisition with no corresponding increase in tax basis.
As of December 31, 2012, state net operating loss carry forwards available for income tax purposes is approximately $1.5 million. These net operating losses begin to expire in the year 2026. For income tax purposes, we have federal and California research tax credit carry forwards of approximately $3.0 million and $6.7 million, respectively. Federal research tax credit carry forwards will expire in years 2022 through 2031. California credits are available indefinitely to reduce cash taxes otherwise payable. Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The tax effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2012 are approximately $3.2 million, which will result in increases to additional paid in capital if and when realized as a reduction in income taxes otherwise paid.
We file income tax returns in the U.S. Federal jurisdiction, various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdictions such as the United States, California, India, and the United Kingdom. We have recently concluded audits by the Internal Revenue Service and California Franchise Tax Board for years 2008 and 2009. However, since we have tax attribute carry forwards from these years that could be subject to adjustment, if and when utilized, federal and California remain open from 1996 and 1992, respectively. The India statute of limitations remains open for years 2007 through 2011.
We have not provided U.S. income taxes and foreign withholding taxes on approximately $2.2 million of undistributed earnings of its foreign subsidiaries as of December 31, 2012 because we intend to permanently reinvest such earnings outside the U.S. If we expect to distribute those earnings in the form of dividends or otherwise, we would be subject to U.S. federal and state income taxes, which may be reduced by any foreign income taxes previously paid on these earnings, and would then be recorded as a component of income tax expense. It is not practicable for us to estimate the amount of deferred tax liability related to our investments in these foreign subsidiaries.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2012 is as follows (in thousands):

Balance as of December 31, 2009	$4,295
Increases related to tax positions taken during a prior period	795
Decreases related to tax positions taken during the prior period	(80)
Increases related to tax positions taken during the current period	421
Balance as of December 31, 2010	5,431
Increases related to tax positions taken during a prior period	—
Decreases related to tax positions taken during the prior period	(88)
Increases related to tax positions taken during the current period	453
Balance as of December 31, 2011	5,796
Increases related to tax positions taken during a prior period	43
Increases related to tax positions related to MTS	1,066
Decreases related to tax positions taken during the prior period	—
Increases related to tax positions taken during the current period	422
Decreases related to settlements	(33)
Decreases related to expiration of statute of limitations	(379)
Balance as of December 31, 2012	$6,915
As of December 31, 2012, the total amount of gross unrecognized tax benefits, if realized, would affect our tax expense by approximately $6.1 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2012 was immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.
Note 15. Stockholders’ Equity
Treasury Stock
2008 Stock Repurchase Program
In February 2008, our Board of Directors authorized a stock repurchase program, (the "2008 Repurchase Program,") for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors.
For the year ended December 31, 2012, we repurchased 898,168 shares at an average cost of $13.76 per share, including commissions under the 2008 Repurchase Program. For the year ended December 31, 2011, a total of 889,511 shares at an average cost of $14.13 per share were repurchased under the 2008 Repurchase Program. No shares were repurchased during the year ended December 31, 2010 under the 2008 Repurchase Program. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. Additionally, for the years ended December 31, 2012, 2011 and 2010, we withheld 79,968 shares, 43,174 shares and 25,817 shares, respectively from employees to satisfy tax withholding obligations on the vesting of restricted stock.
From the inception of the 2008 Repurchase Program in February 2008 through December 31, 2012, we repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of December 31, 2012, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.
2012 Stock Repurchase Program
On August 1, 2012, our Board of Directors established a new stock repurchase program (the "2012 Repurchase Program") authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The stock repurchase program does not obligate us to repurchase any specific number of shares, and Omnicell may terminate or suspend the repurchase program at any time

Through December 31, 2012, we have not repurchased any shares through the 2012 Repurchase Program and therefore had $50.0 million of authorized funds to repurchase shares under the 2012 Repurchase Program.

Note 16. Stock Option Plans, Share-Based Compensation and 401(k) Plan
Description of Share-Based Plans
Equity Incentive Plan. On May 19, 2009, at our 2009 Annual Meeting of Stockholders (the "2009 Annual Meeting") our stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan (the "2009 Plan") which authorized 2,100,000 shares to be issued. The 2009 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, directors and consultants.
The 2009 Plan succeeded the 1999 Equity Incentive Plan, as amended, the 2003 Equity Incentive Plan, as amended, and the 2004 Equity Incentive Plan (collectively, the "Prior Plans"). No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. For purposes of determining future common shares available for grant, for each share granted as a full-value award, including restricted stock and restricted stock units ("RSUs") performance stock awards, the shares available for grant were reduced by 1.4 shares. Equity awards granted as stock options and stock appreciation rights reduce the shares available for grant by one share.
On December 16, 2010, at a Special Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,600,000 shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At December 31, 2012, 1,636,329 shares of common stock were reserved for future issuance under the 2009 Plan.
Options granted under the 2009 Plan generally become exercisable over periods of up to 4 years, generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2009 Plan generally expire 10 years from the date of grant. We also grant both restricted stock and restricted stock units to participants under the 2009 Plan. The board of directors determines the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. Grants of restricted stock to non-employee directors are granted on the date of our annual meeting of stockholders and vest in full on the date of our next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. We consider the dilutive impact of options, restricted stock and restricted stock units in our diluted net income per share calculation.
The board of directors shall administer the 2009 Plan unless and until the board of directors delegates administration to a committee. Our board of directors has delegated administration of the 2009 Plan to the compensation committee of the board and the 2009 Plan is generally administered by such committee. The board of directors may suspend or terminate the 2009 Plan at any time. The board of directors may also amend the 2009 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the board of directors to the extent stockholder approval is necessary to satisfy the applicable listing requirements of NASDAQ.
If we sell, lease or dispose of all or substantially all of our assets, or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2009 Plan. If the surviving entity does not assume or substitute these awards, then generally the stock awards will immediately and fully vest.
1997 Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan (the "ESPP"), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.
At our 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of December 31, 2012, there was a total of 1,548,711 shares reserved for future issuance under the ESPP. During the year ended December 31, 2012, 377,849 shares of common stock were purchased under the ESPP. As of December 31, 2012, 3,782,844 shares had been issued under the ESPP.
As of December 31, 2012, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.5 million and is expected to be recognized over a weighted average period of 1.8 years.
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the "Omnicell Plan"), whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, we began matching 401(k) contributions, up to 3% maximum of employee contributions or $1,000, whichever is lower. During the fourth quarter of 2012, the MTS 401(k) tax-deferred savings plan was merged with the Omnicell Plan. For the years ended December 31, 2012, 2011 and 2010, our total 401(k) contributions were $0.8 million, $0.6 million and $0.5 million, respectively.
Share-Based Compensation—Measurement and Disclosure
We have recognized compensation expense based on the estimated grant date fair value method required under ASC 718 using straight-line amortization method. As ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation in 2012, 2011 and 2010 has been reduced for estimated forfeitures.
Total share-based compensation resulting from stock option grants, restricted stock awards, restricted stock units and shares purchased under our ESPP were included in our consolidated statements of operations as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$1,011	$1,398	$1,350
Research and development	889	1,269	755
Selling, general and administrative	7,314	6,832	6,910
Total share-based compensation expense	$9,214	$9,499	$9,015
We did not capitalize any share-based compensation into inventory during 2012, 2011 and 2010 as it was not material. Income tax (charges) benefits realized from share-based compensation and resulting increases (decreases) to additional paid in capital during 2012, 2011 and 2010 were $2.6 million, $2.9 million and $2.0 million, respectively.
Valuation Assumptions
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
Stock Option Plans	2012	2011	2010
Risk-free interest rate(1)	0.9%	1.6%	2.3%
Dividend yield	—%	—%	—%
Volatility(2)	45.8%	48.5%	50.3%
Expected life(3)	5.2 yrs	5.2 yrs	5.2 yrs

	Years Ended December 31,
Employee Stock Purchase Plan	2012	2011	2010
Risk-free interest rate(1)	0.2%	0.5%	0.4%
Dividend yield	—%	—%	—%
Volatility(2)	38.5%	40.2%	48.5%
Expected life(3)	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs
_______________________________________________________________________________

(1)
The risk-free interest rate for both stock options and the ESPP is based on the zero-coupon U.S. Treasury rate curve in effect at the time of the option grant or at the beginning of the ESPP offering period.

(2)
Expected volatility for both stock options and the ESPP reflects a combination of historical and market-based implied volatility consistent with ASC 718 and SEC Staff Accounting Bulletin 107. We determined that the combination of historical and market-based implied volatility provides a more accurate reflection of our market conditions and is more representative of future stock price trends than employing solely historical volatility.

(3)	Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.
Share-Based Payment Award Activity
A summary of option activity under the 2009 Plan for the years ended December 31, 2012, 2011 and 2010 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	4,748	$12.61
Granted	666	$12.99
Exercised	(431)	$8.46
Expired	(164)	$16.50
Forfeited	(79)	$14.80
Outstanding at December 31, 2010	4,740	$12.86
Granted	494	$14.57
Exercised	(413)	$8.30
Expired	(86)	$13.59
Forfeited	(42)	$20.76
Outstanding at December 31, 2011	4,693	$13.36
Granted	645	$14.85
Exercised	(669)	$8.65
Expired	(84)	$14.02
Forfeited	(115)	$21.44
Outstanding at December 31, 2012	4,470	$14.06
Vested and expected to vest at December 31, 2012	4,439	$14.06
Exercisable at December 31, 2012	3,331	$13.98
Outstanding options at December 31, 2012 had a weighted-average remaining contractual life of 5.3 years and an aggregate intrinsic value of $10.4 million. Vested and expected to vest options had a weighted-average remaining contractual life of 5.3 years and an aggregate intrinsic value of $10.4 million. Exercisable options at December 31, 2012 had a weighted-average remaining contractual life of 4.2 years and an aggregate intrinsic value of $9.3 million.
The ranges of outstanding and exercisable options for equity share-based payment awards as of December 31, 2012 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)		(in thousands)
$2.70 - $9.25	518	$7.46	508	$7.45
$9.34- $10.58	587	$10.32	579	$10.33
$10.60 - $11.58	476	$11.05	461	$11.06
$11.66- $13.16	518	$12.61	413	$12.63
$13.33 - $13.74	455	$13.63	103	$13.50
$13.88 - $14.38	453	$14.18	168	$14.14
$14.42 - $16.70	495	$15.66	157	$15.22
$16.73 - $20.95	608	$19.76	582	$19.90
$21.07 - $26.99	280	$22.88	280	$22.88
$29.16 - $29.16	80	$29.16	80	$29.16
$2.70 - $29.16	4,470	$14.06	3,331	$13.98
As of December 31, 2012, we expect $6.6 million of total unrecognized compensation costs related to unvested options to be recognized over a weighted average period of 2.8 years. The weighted average fair value of options granted was $6.13, $6.47, and $6.13 during 2012, 2011 and 2010, respectively. The intrinsic value of options exercised during 2012, 2011 and 2010 was $2.8 million, $2.9 million and $2.1 million, respectively. The total fair value of shares vested during 2012, 2011 and 2010 was $3.0 million, $4.0 million, $4.9 million, respectively.
Restricted Stock and Restricted Stock Units
A summary of activity of restricted stock granted under the 2009 Plan as of December 31, 2012 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Nonvested at December 31, 2009	52	$9.25
Granted	79	$12.91
Vested	(54)	$9.40
Nonvested at December 31, 2010	77	$12.91
Granted	68	$14.71
Vested	(77)	$12.91
Nonvested at December 31, 2011	68	$14.71
Granted	67	$14.19
Vested	(78)	$14.64
Nonvested at December 31, 2012	58	$14.19
The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2012, 2011 and 2010 was $1.1 million, $1.1 million and $0.7 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately $0.3 million and is expected to be recognized over a weighted average period of 0.4 years.
A summary of activity of restricted stock units ("RSUs") granted under the 2009 Plan as of December 31, 2012 is presented below:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)
Nonvested at December 31, 2009	264	$14.32
Granted	195	$12.83
Vested	(140)	$15.10
Forfeited	(11)	$15.34
Nonvested at December 31, 2010	308	$12.98
Granted	145	$14.39
Vested	(152)	$14.26
Forfeited	(14)	$12.82
Nonvested at December 31, 2011	287	$13.03
Granted	274	$14.58
Vested	(153)	$12.90
Forfeited	(19)	$14.55
Nonvested at December 31, 2012	389	$14.09
The fair value of RSUs is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2012, 2011 and 2010 was $2.3 million, $2.4 million and $1.9 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2012 is $5.1 million over a weighted- average period of 2.2 years.
Performance-Based Restricted Stock Units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. For 2011, we granted 100,000 PSUs; however, pursuant to their terms, 120,000 PSUs ultimately become eligible for vesting upon the achievement of a certain level of shareholder return for 2011 as described below. In 2012, we granted 125,000 PSUs of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at December 31, 2012 was approximately $0.8 million and is expected to be recognized over a weighted-average period of 1.3 years. For the year ended December 31, 2012, we recognized $1.0 million of compensation expense for the performance-based restricted stock units. For the year ended December 31, 2011, we recognized $0.6 million of compensation expense for the performance-based restricted stock units.
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
The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index") as shown in the tables below.
Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. Stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.
The following table shows the percent of PSUs granted in 2011 and eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile (1)	110% to 119%
At or above the 75th percentile	120%
_______________________________________________________________________________
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
On January 22, 2013, the Compensation Committee of our Board of Directors confirmed 35.3% as the percentile rank of Omnicell's 2012 total stockholder return. This resulted in 50% of the 2012 PSU awards, or 62,500 shares, as eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on January 22, 2013 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
For the year ended December 31, 2012, in addition to the 125,000 PSUs granted in 2012, an additional 10,000 PSUs were deemed granted and vested as a result of Omnicell’s 2011 total stockholder return which caused 120% of the 2011 PSUs to become eligible for further time-based vesting.
A summary of activity of the PSUs for the years ended December 31, 2012 and 2011 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2010	—	$—
Granted	100	$11.15
Vested	—	$—
Forfeited	—	$—
Non-vested, December 31, 2011	100	$11.15
Granted	135	$10.94
Vested	(60)	$11.15
Forfeited	—	$—
Non-vested, December 31, 2012	175	$11.00

Note 17. Segments
Beginning with the acquisition of MTS, which was completed on May 21, 2012, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.
The Acute Care segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems. The Non-Acute Care segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services, but also includes medication dispensing systems sold to non-acute care pharmacies and facilities. We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (the "CODM") for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations.
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
During 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for the year ended December 31, 2012. The impact of this reporting structure change on the years ended December 31, 2011 and 2010 was immaterial to our overall reported results.
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
For the years ended December 31, 2012, 2011 and 2010 the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	December 31,			December 31,		December 31,
	2012			2011		2010
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total	Acute Care	Total
Net revenues from external customers	$260,160	$53,867	$314,027	$245,535	$245,535	$222,407	$222,407
Cost of revenues	111,599	31,840	143,439	109,751	109,751	104,490	104,490
Gross profit	$148,561	$22,027	$170,588	$135,784	$135,784	$117,917	$117,917
Gross margin %	57.1%	40.9%	54.3%	55.3%	55.3%	53.0%	53.0%

Operating expenses	127,467	15,995	143,462	119,562	119,562	108,391	108,391
Income from operations	$21,094	$6,032	$27,126	$16,222	$16,222	$9,526	$9,526
Operating margin %	8.1%	11.2%	8.6%	6.6%	6.6%	4.3%	4.3%

Interest and other income (expense), net			(51)		(133)		431
Income before provision for income taxes			27,075		16,089		9,957
Provision for income taxes			10,897		5,700		5,065
Net income			$16,178		$10,389		$4,892

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the closing date of acquisition.

At December 31, 2012, 2011, and 2010 segment assets, depreciation/amortization, and capital expenditures were as follows (amounts in thousands):

	December 31,			December 31,		December 31,
	2012			2011		2010
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total	Acute Care	Total
Segment Assets	$235,186	$206,633	$441,819	$363,849	$363,849	$343,224	$343,224
Depreciation/Amortization	9,657	3,668	13,325	7,983	7,983	8,619	8,619
Capital Expenditures	$13,889	$1,298	$15,187	$8,685	$8,685	$6,890	$6,890

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

For the year ended December 31, 2012, the Non-Acute Care cost of revenues included $1.7 million of acquisition-related charges primarily associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal sales cycle of our business. The Non-Acute Care operating expenses included $0.9 million of acquisition-related charges primarily associated with severance expenses. For the year ended December 31, 2012, the Acute Care operating expenses included $2.3 million of acquisition-related charges for transaction costs, required to be expensed under ASC 805, Business Combinations.
Note 18. Facilities Closures and Restructuring
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
The $1.2 million of third quarter 2010 restructuring/impairment charges were recorded primarily in operating expenses, consisting of $0.3 million in severance for departing employees, $0.5 million in relocation benefits for transferring employees, $0.2 million of exit and disposal costs related to the closed facilities, and $0.2 million for impairment of leasehold improvements and certain service tax reimbursement claims. The majority of the $0.2 million remaining restructuring accrued liabilities at December 31, 2010 were paid by December 31, 2011, except for the final legal/administrative exit costs for the India operation, which was less than $0.1 million. As of December 31, 2012, the closure of the office in Bangalore, India was substantially complete.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowances deducted from assets:	Balance at beginning of year	Additions charged to costs and expenses (2)	Charged (credited) to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the year ended December 31, 2010
Accounts receivable(1)	$868	$297	$(484)	(3)	$(184)	(4)	$497
Investment in sales-type leases(1)	570	3	(40)	(5)	(122)	(4)	411
Total allowances deducted from assets	$1,438	$300	$(524)		$(306)		$908
For the year ended December 31, 2011
Accounts receivable(1)	$497	$63	$(96)	(3)	$(21)	(4)	$443
Investment in sales-type leases (1)	411	—	(22)	(5)	(105)	(4)	284
Total allowances deducted from assets	$908	$63	$(118)		$(126)		$727
For the year ended December 31, 2012
Accounts receivable(1)	$443	$316	$(57)	(3)	$20	(4)	$722
Investment in sales-type leases (1)	284	425	—	(3)	(102)	(4)	607
Total allowances deducted from assets	$727	$741	$(57)		$(82)		$1,329
_______________________________________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense.

(3)	Represents amounts credited to bad debt expense.

(4)	Represents amounts written-off, net of recoveries.

(5)	Represents amounts credited to bad debt expense and lease receivable adjustment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2013	OMNICELL, INC.
	By:	/s/ ROBIN G. SEIM
Robin G. Seim, Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

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

S-1

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 8, 2013
Randall A. Lipps

/s/ ROBIN G. SEIM	Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing (Principal Accounting and Financial Officer)	March 8, 2013
Robin G. Seim

/s/ JAMES T. JUDSON		March 8, 2013
James T. Judson	Director

/s/ RANDY D. LINDHOLM		March 6, 2013
Randy D. Lindholm	Director

/s/ VANCE B. MOORE		March 7, 2013
Vance B. Moore	Director

/s/ MARK W. PARRISH		March 5, 2013
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		March 5, 2013
Gary S. Petersmeyer	Director

/s/ DONALD C. WEGMILLER		March 5, 2013
Donald C. Wegmiller	Director

/s/ SARA J. WHITE		March 8, 2013
Sara J. White	Director

S-2

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Omnicell, Inc., Mercury Acquisition Corp, MedPak Holdings, Inc., and Excellere Capital Management, LLC	8-K	000-33043	2.1	5/2/2012

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

4.3	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.	8-K	000-33043	99.2	2/14/2003

10.1*	2011 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/8/2011

10.2*	2012 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/13/2012

10.3*	2013 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2013

10.4	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.6	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc.	10-K	000-33043	10.10	3/11/2011

10.7	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.8	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.9*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-33043	10.2	8/5/2009

10.10*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.11*	2009 Equity Incentive Plan, as amended	8-K	000-33043	10.1	12/22/2010

10.12*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.13*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.14*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

10.15*	Form of Change of Control Agreement	10-K	000-33043	10.26	3/16/2006

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16*	Addendum to Form of Change of Control Agreement dated December 30, 2010	10-K	000-33043	10.24	3/11/2011

10.17*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.18*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.19*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.20*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.21*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.22*	Addendum to Change in Control Severance Letter between Omnicell and Robin G. Seim dated December 30, 2010	10-K	000-33043	10.22	3/11/2011

10.23*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.24*	Addendum to Change in Control Severance Letter between Omnicell and Nhat H. Ngo dated December 30, 2010	10-K	000-33043	10.28	3/11/2011

10.25*	Employment Agreement, dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind	10-K	000-33043	10.31	2/24/2009

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.26*	Addendum to Change in Control Severance Letter between Omnicell and Marga Ortigas-Wedekind dated December 30, 2010	10-K	000-33043	10.30	3/11/2011

10.27	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.28*	Omnicell, Inc. Amended and Restated Severance Benefit Plan	10-Q	000-33043	10.1	8/9/2012

10.29*	Offer Letter, dated May 24, 2012, between Omnicell, Inc. and William Shields	10-Q	000-33043	10.2	8/9/2012

10.30*	Change of Control Agreement, dated May 23, 2012, between Omnicell, Inc. and William Shields and Addendum thereto dated June 24, 2012	10-Q	000-33043	10.3	8/9/2012

10.31*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.32*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.33	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.34	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.35	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

*	Indicates a management contract or compensation plan or arrangement.

+	Filed herewith

(1)
This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(2)
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.