Form 10-Q
period 2013-03-31
OMNICELL, Inc
filed 2013-05-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

590 East Middlefield Rd.
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 1, 2013 was 34,331,531.

OMNICELL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$69,817	$62,313
Accounts receivable, net of allowances of $838 and $722 at March 31, 2013 and December 31, 2012, respectively	65,703	55,116
Inventories	26,125	26,903
Prepaid expenses	16,049	15,392
Deferred tax assets	11,860	11,860
Other current assets	7,532	9,172
Total current assets	197,086	180,756
Property and equipment, net	34,697	34,107
Non-current net investment in sales-type leases	12,943	13,228
Goodwill	111,343	111,407
Other intangible assets	84,529	85,550
Non-current deferred tax assets	1,126	993
Other assets	15,633	15,778
Total assets	$457,357	$441,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,379	$18,255
Accrued compensation	6,948	11,613
Accrued liabilities	12,525	11,988
Deferred service revenue	20,821	20,449
Deferred gross profit	26,938	20,772
Total current liabilities	85,611	83,077
Non-current deferred service revenue	19,463	19,892
Non-current deferred tax liabilities	25,548	26,491
Other long-term liabilities	4,942	4,809
Total liabilities	135,564	134,269
Stockholders’ equity:
Total stockholders’ equity	321,793	307,550
Total liabilities and stockholders’ equity	$457,357	$441,819
(1)  Information derived from our December 31, 2012 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenues	$69,236	$48,524
Services and other revenues	17,874	15,619
Total revenues	87,110	64,143
Cost of revenues:
Cost of product revenues	33,547	20,296
Cost of services and other revenues	8,196	8,098
Total cost of revenues	41,743	28,394
Gross profit	45,367	35,749
Operating expenses:
Research and development	7,954	6,494
Selling, general and administrative	33,244	25,620
Total operating expenses	41,198	32,114
Income from operations	4,169	3,635
Interest and other income (expense), net	(223)	96
Income before provision for income taxes	3,946	3,731
Provision for income taxes	561	1,380
Net income	$3,385	$2,351
Net income per share-basic	$0.10	$0.07
Net income per share-diluted	$0.10	$0.07
Weighted average shares outstanding:
Basic	33,900	33,365
Diluted	34,820	34,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$3,385	$2,351
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	—	2
Changes in fair value of foreign currency forward hedges	(65)	—
Foreign currency translation adjustment	(203)	—
Other comprehensive income	(268)	2
Comprehensive income	$3,117	$2,353

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,385	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,472	2,335
Loss on disposal of fixed assets	41	10
Impairment of software development costs	1,759	—
Provision for (recovery of) receivable allowance	129	(75)
Share-based compensation expense	2,926	2,207
Income tax benefits from employee stock plans	342	171
Excess tax benefits from employee stock plans	(555)	(571)
Provision for excess and obsolete inventories	451	159
Foreign currency remeasurement loss	—	(81)
Deferred income taxes	(1,076)	(124)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,706)	(264)
Inventories	327	955
Prepaid expenses	(657)	591
Other current assets	1,061	(167)
Net investment in sales-type leases	443	(2,329)
Other assets	(463)	(32)
Accounts payable	124	(390)
Accrued compensation	(4,665)	399
Accrued liabilities	537	(648)
Deferred service revenue	(42)	731
Deferred gross profit	6,166	1,667
Other long-term liabilities	133	394
Net cash provided by operating activities	4,132	7,289
Cash flows from investing activities:
Purchases of short-term investments	—	—
Maturities of short-term investments	—	—
Acquisition of intangible assets and intellectual property	(48)	(90)
Software development for external use	(1,899)	—
Purchases of property and equipment	(3,300)	(1,438)
Business acquisition, net of cash acquired	—	—
Net cash used in investing activities	(5,247)	(1,528)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	8,104	3,245
Stock repurchases	—	—
Excess tax benefits from employee stock plans	555	571
Net cash provided from financing activities	8,659	3,816
Effect of exchange rate changes on cash and cash equivalents	(40)	81
Net increase in cash and cash equivalents	7,504	9,658
Cash and cash equivalents at beginning of period	62,313	191,762
Cash and cash equivalents at end of period	$69,817	$201,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication and supply control systems which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. We can now serve both the acute care and non-acute care markets. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies. Please refer to Note 14, "Business Acquisition" for more information regarding the transaction.

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2013, the results of their operations and comprehensive income for the three months ended March 31, 2013 and 2012 and their cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our results of operations, comprehensive income and cash flows for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any future period.

Use of estimates. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, valuation of goodwill and purchased intangibles, valuation of long-lived assets and accounting for income taxes.

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
At March 31, 2013 and December 31, 2012, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included money market funds, classified as cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 2 or Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future pending future spending requirements are classified as “Available-for-sale” and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At March 31, 2013 and December 31, 2012, we held $40.4 million and $38.9 million, respectively, of money market mutual funds classified as Available-for-sale cash equivalents. We do not hold securities for purposes of trading. Marketable securities for which we have the intent and ability to hold to maturity are classified as “Held-to-maturity” and are carried at their amortized cost, including accrued interest. We had no Held-to-maturity securities at March 31, 2013 and December 31, 2012.

Currency forward contracts. From time to time we enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a highly effective hedging instrument. At March 31, 2013 and December 31, 2012, we had no foreign currency forward contracts which qualify for hedge accounting.

Segment information. Prior to the acquisition of MTS, we managed our business on the basis of a single operating segment, and a single reporting unit within that segment per ASC 280, Segment Reporting. Beginning with the acquisition of MTS, which we completed in May 2012, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of the hospital setting.
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

•
Delivery has occurred. Equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installed installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. We recognize revenue from sales of products to distributors upon delivery, when no contractual obligations for installation exists, assuming all other revenue criteria are met since we do not allow for rights of return or refund. For sales to distributors where we assume contractual installation obligations or new distributors whom we have not fully trained to install our products, the equipment and software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period, and we recognize revenue on training and professional services as those services are performed.

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
Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended March 31, 2013 and 2012, we transferred non-recourse accounts receivable totaling $10.2 million and $12.1 million, respectively, which approximated fair value, to third-party leasing companies. At March 31, 2013 and December 31, 2012, accounts receivable included $0.7 million and $0.7 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There was no single customer accounting for 10% or more of revenues in the three months ended March 31, 2013 or 2012. At March 31, 2013, one customer accounted for 12.9% of our total gross accounts receivable, and there was no single customer accounting for 10% or more of accounts receivable at December 31, 2012. At March 31, 2013, we believe that we have no significant concentration of credit risk.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $1.4 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended March 31, 2013 and 2012 totaled approximately $7.2 million and $6.2 million, respectively.

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

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rates before discrete items were 37.4% and 39.6% for the three months ended March 31, 2013 and 2012, respectively. The 2013 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. The income tax provision for the three months ended March 31, 2013 also reflected a discrete net benefit of $0.7 million, or 18.0% of pre-tax income, related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated in the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three months ended March 31, 2012.

The 2012 annual effective tax rate differed from the statutory rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. This update did not have any significant impact on our financial position, operating results or cash flows.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the three months ended March 31, 2013 and 2012 were 1,865,589 and 2,065,842, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income	$3,385	$2,351
Weighted average shares outstanding — basic	33,900	33,365
Net income per share — basic	$0.10	$0.07
Diluted:
Net income	$3,385	$2,351
Weighted average shares outstanding — basic	33,900	33,365
Add: Dilutive effect of employee stock plans	920	976
Weighted average shares outstanding — diluted	34,820	34,341
Net income per share — diluted	$0.10	$0.07

Note 3.	Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$29,449	$—	$—	$29,449	$29,449	$—	N/A
Money market funds	40,368	—	—	40,368	40,368	—	Available for sale
Total cash, cash equivalents and short-term investments	$69,817	$—	$—	$69,817	$69,817	$—

c	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$23,422	$—	$—	$23,422	$23,422	$—	N/A
Money market funds	38,892	—	1	38,891	38,891	—	Available for sale
Total cash, cash equivalents and short-term investments	$62,314	$—	$1	$62,313	$62,313	$—

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
The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents and non-U.S Government securities in short-term investments (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At March 31, 2013
Money market funds	$40,368	$—	—	$40,368
Total	$40,368	$—	—	$40,368
At December 31, 2012
Money market funds	$38,891	—	—	$38,891
Non U.S. Government securities	—	$—	—	—
Total	$38,891	$—	$—	$38,891

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$9,350	$9,994
Work in process	562	385
Finished goods	16,213	16,524
Total	$26,125	$26,903

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment	$35,849	$32,528
Furniture and fixtures	5,231	5,126
Leasehold improvements	7,048	6,992
Purchased software	20,445	19,870
Capital in process	1,562	2,693
	70,135	67,209
Accumulated depreciation and amortization	(35,438)	(33,102)
Property and equipment, net	$34,697	$34,107

Depreciation and amortization of property and equipment totaled approximately $2.7 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31, 2013	December 31, 2012
Net minimum lease payments to be received	$19,538	$19,665
Less unearned interest income portion	1,185	1,205
Net investment in sales-type leases	18,353	18,460
Less current portion(1)	5,410	5,232
Non-current net investment in sales-type leases(2)	$12,943	$13,228

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million as of March 31, 2013 and $0.5 million as of December 31, 2012.
(2)     This amount is net of allowance for doubtful accounts of $0.1 million as of March 31, 2013 and $0.1 million as of December 31, 2012.

The minimum lease payments under sales-type leases as of March 31, 2013 were as follows (in thousands):

2013 (remaining nine months)	$4,571
2014	5,245
2015	4,158
2016	2,899
2017	2,165
Thereafter	500
Total	$19,538

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of March 31, 2013 and December 31, 2012 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for March 31, 2013:
Accounts individually evaluated for impairment	$59	$59	$—
Accounts collectively evaluated for impairment	131	18,484	18,353
Ending balances: March 31, 2013	$190	$18,543	$18,353
Credit loss disclosure for December 31, 2012:
Accounts individually evaluated for impairment	$489	$489	$—
Accounts collectively evaluated for impairment	118	18,578	18,460
Ending balances: December 31, 2012	$607	$19,067	$18,460

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Allowance for credit losses, beginning of period	$607	$284
Current period provision (reversal)	13	—
Direct write-downs charged against the allowance	(413)	—
Recoveries of amounts previously charged off	(17)	(27)
Allowance for credit losses, end of period	$190	$257

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
Activity in goodwill by reporting units, which are the same as our operating segments, for the three months ended March 31, 2013 consists of the following (in thousands):

	Goodwill at December 31, 2012	Adjustments to Goodwill	Goodwill at March 31, 2013
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	82,864	(64)	82,800
Total	$111,407	$(64)	$111,343

Goodwill acquired reflects the May 21, 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the new reporting unit called Non-Acute Care, created as a result of the MTS acquisition. During the first quarter of 2013, we reduced goodwill by $0.1 million due to the adjustment to the fair value of an acquired foreign currency forward contract previously carried in a component of stockholder's equity.

There were no indefinite-life intangibles at either March 31, 2013 or December 31, 2012. Finite-life intangible assets at these dates consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$3,620	$51,110	$54,730	$3,081	$51,649	5-30 years
Acquired technology	27,580	1,495	26,085	27,580	1,128	26,452	3-20 years
Patents	1,265	268	997	1,217	259	958	20 years
Trade name	6,890	563	6,327	6,890	414	6,476	3-12 years
Non-compete agreements	60	50	10	60	45	15	3 years
Total finite-lived intangibles	$90,525	$5,996	$84,529	$90,477	$4,927	$85,550

Amortization expense totaled $1.1 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.

Estimated annual expected amortization expense of the finite-lived intangible assets at March 31, 2013 was as follows (in thousands):

2013 (remaining nine months)	3,195
2014	4,224
2015	4,200
2016	3,850
2017	3,814
2018	927
Thereafter	64,319
Total	$84,529

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Rebates and lease buyouts	$4,097	$3,179
Advance payments from customers	2,555	2,829
Accrued Group Purchasing Organization (GPO) fees	2,431	2,278
Technology license purchase obligation, current portion	1,250	1,750
Taxes payable	972	555
Other	1,220	1,397
Total	$12,525	$11,988

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$39,937	$30,138
Cost of revenues, excluding installation costs	(12,999)	(9,366)
Deferred gross profit	$26,938	$20,772

Note 10.	Commitments

At March 31, 2013, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2013 (remaining nine months)	$4,256
2014	5,433
2015	5,204
2016	4,907
2017	4,215
2018	1,003
Thereafter	19,289
Total	$44,307

 In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord constructed a single, three-story building of rentable space in Mountain View, California which we now lease and which serves as our headquarters. The term of the lease agreement, which commenced in November 2012, is for a period of 10 years, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

In March 2012, we entered into a lease agreement for approximately 46,000 square feet of manufacturing, distribution and office space located in Milpitas, California which commenced in October, 2012. The term of the lease agreement is for a period of 60 months, with a base lease commitment of approximately $1.8 million and a single 60 month extension option.
In connection with the acquisition of MTS, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original twelve year lease agreement, which expires in September 2016 and at the time of the MTS acquisition, has a base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In Leeds, United Kingdom, we lease an office and distribution center of approximately 16,500 square feet. The remaining term of the original ten year lease agreement is through June 8, 2021, with no extension options. The base lease commitment at the time of the MTS acquisition, converted from British Pounds at the conversion rate then in effect, was approximately $1.2 million.
We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $6.9 million as of March 31, 2013.
At March 31, 2013, we have recorded $3.8 million for uncertain tax positions under long term liabilities in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, we do not present this in a commitments table.

Note 11.	Contingencies

Legal Proceedings
On March 8, 2013, Bobbi Polanco (“Polanco”) filed a putative class action complaint in the United States District Court for the District of New Jersey against Omnicell and certain of our customers (Case No. 1:13-cv-01417-NLH-KLM) alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, and subsequent notification of this unauthorized disclosure of personal health information. Polanco is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses.On May 2, 2013, the United States District Court for the District of New Jersey entered an order to show cause which provided, in relevant part, that Polanco is required to show cause as to why the case should not be dismissed for lack of subject matter jurisdiction. Omnicell is currently evaluating a response to this complaint and intends to defend the matter vigorously.
As required under ASC 450, "Contingencies," we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We believe that we have valid defenses with respect to legal proceedings pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of March 31, 2013 or December 31, 2012.

Note 12.	Stockholders’ Equity

Treasury Stock

2008 Stock Repurchase Program

In February 2008, our Board of Directors authorized a stock repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors.

There were no shares repurchased during both the three months ended March 31, 2013 and 2012 in connection with the 2008 Repurchase Program.

From the inception of the 2008 Repurchase Program in February 2008 through March 31, 2013, we have repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of March 31, 2013, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.

2012 Stock Repurchase Program

On August 1, 2012, our Board of Directors established a new stock repurchase program (the “2012 Repurchase Program”) authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The stock repurchase program does not obligate Omnicell to repurchase any specific number of shares, and Omnicell may terminate or suspend the repurchase program at any time.

Through March 31, 2013, we have not repurchased any shares through the 2012 Repurchase Program and therefore had $50.0 million of authorized funds to repurchase shares under the 2012 Repurchase Program as of March 31, 2013.

Note 13.	Stock Option Plans and Share-Based Compensation

Stock Option Plans

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
At March 31, 2013, a total of 1,107,858 shares of common stock were reserved for future issuance under the 2009 Plan. At March 31, 2013, $7.0 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.8 years.

A summary of aggregate option activity for the three months ended March 31, 2013 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	4,470	$14.06
Granted	204	$17.06
Exercised	(470)	$10.67
Forfeited	(12)	$14.26
Expired	(23)	$22.44
Outstanding at March 31, 2013	4,169	$14.54
Exercisable at March 31, 2013	2,971	$14.44

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date. Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock. Our unrecognized compensation cost related to non-vested restricted stock at March 31, 2013 was approximately $0.1 million and is expected to be recognized over a weighted-average period of 0.1 years. Expected future compensation expense relating to RSUs outstanding on March 31, 2013 is $5.7 million over a weighted-average period of 2.3 years.

A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2013 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2012	58	$14.19	389	$14.09
Granted	3	$14.87	94	$17.45
Vested	—	$—	(15)	$12.79
Forfeited	—	$—	(19)	$13.84
Non-vested, March 31, 2013	61.00	$14.23	449	$14.84

Performance-Based Restricted Stock Units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. For 2011, we granted 100,000 PSUs; however, pursuant to their terms, 120,000 PSUs ultimately became eligible for vesting upon the achievement of a certain level of shareholder return for 2011 as described below. In 2012, we granted 125,000 PSUs of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at March 31, 2013 was approximately $2.3 million and is expected to be recognized over a weighted-average period of 1.7 years. For the three months ended March 31, 2013, we recognized $0.4 million of compensation expense for the performance-based restricted stock units. For the three months ended March 31, 2012, we recognized $0.2 million of compensation expense for the performance-based restricted stock units.
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
Vesting for the PSU awards is based on the percentile placement of our total shareholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSU awards granted on February 5, 2013 and on March 5, 2013, stock price appreciation is calculated based on the average closing prices of our common stock for the last 20 trading days leading to February 28, 2014.For PSU awards granted in 2011 and 2012, stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.
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
On February 5, 2013, the Compensation Committee of our Board of Directors awarded 125,000 shares, as eligible for further time-based vesting for PSU awards granted in 2012 and awarded an additional 12,500 shares on March 5, 2013. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
A summary of activity of the PSUs for the three months ended March 31, 2013 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2012	175	$11.00
Granted	138	$17.40
Vested	(16)	$15.66
Forfeited	(16)	$—
Non-vested, March 31, 2013	281	$14.48
Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of March 31, 2013, 4,039,838 shares had been issued under the ESPP. As of March 31, 2013 there were a total of 1,291,717 shares reserved for future issuance under the ESPP. For the three months ended March 31, 2013, 256,994 shares of common stock were purchased under the ESPP.

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

The impact on our results for share-based compensation for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of product and service revenues	$305	$268
Research and development expenses	289	243
Selling, general and administrative expenses	2,332	1,696
Total share-based compensation expenses	$2,926	$2,207

Note 14.	Business Acquisition

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
In the fourth quarter of 2012, subsequent to the initial acquisition price allocation, we revised our preliminary determination of the fair value of fixed assets and intangible assets acquired from MTS, resulting in a decrease in the carrying value of acquired fixed assets of $1.3 million, and increase in the carrying value of intangibles of $0.4 million and a net increase in recorded goodwill of $0.9 million. During the first quarter of 2013, we reduced goodwill by $0.1 million due to an adjustment in stockholder's equity.
The total revised acquisition price was approximately $158.3 million and, except for the fair value of acquired other non-current liabilities which is still preliminary pending the completion of an analysis of potential contingent payroll tax withholding obligations, the allocation is comprised of the following (in thousands ):

Fair value acquired
Cash including restricted cash	$2,000
Accounts receivable	7,403
Inventory	11,726
Deferred tax assets and other current assets	2,894
Total current assets	24,023
Property and equipment	9,807
Intangible assets	83,900
Goodwill	82,800
Other non-current assets	308
Total assets	200,838
Current liabilities	(7,917)
Non-current deferred tax liabilities	(33,386)
Other non-current liabilities	(1,223)
Net assets acquired	$158,312

Cash consideration, fair value	$158,312

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

Goodwill. Approximately $82.8 million has been allocated to goodwill. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets on the acquisition date. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. We believe the MTS acquisition enhances our offerings and diversifies our revenue mix, providing a more robust product and service solution to our current customers while expanding Omnicell’s international presence. We consider these factors as supporting the amount of goodwill recorded.
For three months ended March 31, 2013, we did not incur any acquisition-related costs in connection with the MTS acquisition.
During the three months ended March 31, 2013, the acquired MTS operations (consolidated since the May 21, 2012 acquisition date) generated revenue of approximately $18.4 million and a net loss of $1.0 million.
The following represents unaudited pro forma revenue and net income as if MTS had been included in our consolidated results from January 1, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$87,110	$83,066
Net income	$3,385	$2,485

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

Note 15. Segments
Beginning with the acquisition of MTS, which we completed on May 21, 2012, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.
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
Since 1992, Omnicell has provided automation and business information solutions to acute care hospitals. We have developed product solutions that help optimize various workflows utilized in hospitals. We have also developed sophisticated sales, installation, and service capabilities to serve the specific and special needs of the acute care environment in hospitals. As the acute care market evolves, we see opportunities to provide medication adherence solutions, which were added to our product line through the acquisition of MTS. A portion of our organization structure and management processes will continue to be structured to optimize sales and service of solutions to the acute care market.

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
During 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for three months ended March 31, 2013. The impact of this reporting structure change for the three months ended March 31, 2012 was immaterial to our overall reported results.
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
For the three months ended March 31, 2013 and 2012, the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended March 31,			Three Months Ended March 31,
	2013			2012
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$65,998	$21,112	$87,110	$64,143	$64,143
Cost of revenues	29,303	12,440	41,743	28,394	28,394
Gross profit	$36,695	$8,672	$45,367	$35,749	$35,749
Gross margin %	55.6%	41.1%	52.1%	55.7%	55.7%

Operating expenses	32,571	8,627	41,198	32,114	32,114
Income from operations	$4,124	$45	$4,169	$3,635	$3,635
Operating margin %	6.2%	0.2%	4.8%	5.7%	5.7%

Interest and other income (expense), net			(223)		96
Income before provision for income taxes			3,946		3,731
Provision for income taxes			561		1,380
Net income			$3,385		$2,351

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

At March 31, 2013, segment assets were as follows (amounts in thousands):

	March 31,			December 31,
		2012			2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care	Total
Segment Assets	$247,846	$209,511	$457,357	$235,186	$206,633	$441,819

At March 31, 2013, segment depreciation/amortization, and capital expenditures were as follows (amounts in thousands):

	March 31,			March 31,
	2013			2012
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Depreciation/Amortization	$2,742	$1,730	$4,472	$2,335	$2,335
Capital Expenditures	1,000	2,338	3,338	$1,438	$1,438

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

Note 16. Asset Impairment

Impairment of Software Development Costs

As part of the continuing integration of MTS, during the first quarter of 2013, we reorganized our management team, including the software development department within the Non-Acute Care segment. The Non-Acute Care segment had capitalized approximately $1.8 million of software development costs through the end of the first quarter of 2013 associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with its financial statement close process for the quarter ended March 31, 2013, management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we have determined we can no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million ($0.03 per diluted share, net of tax), to expense as a component of research and development in the accompanying consolidated condensed statement of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II - Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should also read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to "Omnicell, Inc.," "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.
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
Approximately 2,800 hospitals utilize one or more of our products, of which more than 1,700 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 institutional and retail pharmacies utilize our medication adherence packaging solutions.
The medical industry has become increasingly aware that the human element of patient care inevitably creates the risk of medication administration errors.
The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a report in 2006 that estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Nursing shortages add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. According to "Adherence to Long-Term Therapies-Evidence for Action," the World Health Organization has stated, “Across diseases, adherence is the single most important modifiable factor that compromises treatment outcome.” U.S. health system thought leaders see medication adherence as a key requirement for closing the medication loop and delivering better clinical outcomes and financial results. Medication non-adherence is described as a critical problem creating approximately $290 billion in extra costs, according to the New England Healthcare Institute, resulting in approximately 125,000 deaths per year. In addition, the Centers for Medicare & Medicaid Services states that 11% of all hospital admissions are related to medication non-adherence.
We provide solutions to help healthcare systems and caregivers address these problems. We believe that our patient-centric medication and supply management solutions help improve workflow efficiencies and patient outcomes.
Business Segments
Our business is organized into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of the hospital setting.

Acute Care
In acute care facilities, our solutions utilize advanced, software‑based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication bar code verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and in performing inventory control and extraneous process steps.
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
Non-Acute Care
Our Non-Acute Care product lines were primarily added to our solutions through the acquisition of MedPak Holdings, Inc. ("MedPak") in May 2012. MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems, and a wholly-owned Omnicell subsidiary. MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers: primarily institutional pharmacies servicing long-term care and correctional facilities. These systems utilize consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication. The use of these cards and machines provides a cost-effective customized package personalized to the patient. The punch card medication dispensing system provides tamper evident packaging and promotes medication compliance.
Our Non-Acute Care systems are used by institutional pharmacists to package medications into blister cards that form the backbone of medication control in non-acute care facilities. Our line of equipment provides solutions ranging from low cost semi-automated packaging systems to fully automated robotic systems that help eliminate human error and increase the efficiency of packaging medication for non-acute care facilities. Our OnDemand line of multi-medication packaging equipment can be used by retail pharmacies to provide enhanced packages that we believe increase the probability that patients will adhere to the medication regimen prescribed by their healthcare provider.
Our Non-Acute Care segment primarily manufactures and sells consumable medication blister cards, packaging equipment and ancillary products throughout the United States, Canada, Europe and Australia. This segment's customers are predominantly institutional and independent retail pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. We manufacture our proprietary consumable blister cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, we utilize the services of contract manufacturers for some of our packaging equipment. We distribute products directly in the United Kingdom and in Germany through our subsidiaries in those countries.
Our acquisition of MTS aligns us with the long-term trends of the healthcare market to participate in the management of patient health across the continuum of care. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies.
Our key business strategies include:

•	Further penetrating the existing market through sustaining technological leadership in our products by:
•Consistently innovating our product and service offerings; and
•Maintaining our flexibility in customer product design and in the installation process.

•	Increasing penetration of the international market by:
•Bringing new products and technologies to market that are specific to international markets;

•Establishing direct sales, distribution or other capabilities when and where it is appropriate;

•	Partnering with companies that have sales, distribution or other capabilities that we do not possess in non-U.S. geographies; and
•Increasing customer awareness of safety issues in the administration of medications.

•	Expanding our product offering through acquisitions and partnerships.
Operations During the Three Months Ended March 31, 2013

The consolidated results presented for the three months ended March 31, 2013 reflect the impact of the acquisition of MTS since May 21, 2012 as a part of the Non-Acute Care segment.

Revenues grew year-over-year for both product and services, with overall revenue growth of 35.8%, comparing $87.1 million for the first quarter of 2013 with $64.1 million for the first quarter of 2012. Primarily as a result of the acquisition of MTS, the Non-Acute Care segment contributed $21.1 million of revenue for the three months ended March 31, 2013.

The Non-Acute Care segment for the first quarter of 2013 contributed $19.9 million and $1.2 million to the overall product and service revenue, respectively. The Acute Care segment contributed revenues of $49.3 million and $16.7 million to product and service revenue, respectively, for the three months ended March 31, 2013 as compared to $48.5 million and $15.6 million during the same period in 2012. Overall product and service margins increased by $9.6 million, or 26.9% for the three months ended March 31, 2013 as compared to the same period in 2012.

During the first quarter of 2013, we recognized a slight decrease of 3.4% in total revenues from the fourth quarter of 2012. Product revenue decreased by $3.2 million, or 4.4%, while service revenue increased slightly, by 0.7%. Overall gross margins for the first quarter of 2013 declined to 52.1% from 54.8% in the fourth quarter of 2012. Product gross margins declined to 51.5% on revenue of $69.2 million as compared with 54.7% on revenue of $72.4 million during the fourth quarter of 2012. Service gross margins increased slightly, to 54.1% on revenue of $17.9 million as compared to 53.2% margins on $17.8 million in revenue during the fourth quarter of 2012.

Cash, cash equivalents and short-term investments increased by $7.5 million during the three months ended March 31, 2013, to $69.8 million from $62.3 million at December 31, 2012. The change in cash, cash equivalents and short-term investments for the quarter was relatively flat from the prior quarter, with the increase primarily a result of cash received for shares issued under our stock option and employee stock purchase plans of approximately $5.0 million.

During the first quarter of 2013, we implemented a reorganization within our Non-Acute Care segment. This reorganization reduced headcount slightly and as a result, we incurred $0.7 million in severance and related expenses and an additional $0.4 million related to accelerated stock option vesting. This reorganization is intended to promote a stronger integration strategy, focus and growth.

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
•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 for a more complete discussion of our other critical accounting policies and estimates.

Recently Adopted Accounting Standards
In February 2013, FASB issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. This update did not have any significant impact on our financial position, operating results or cash flows.
Results of Operations

The table below shows the components of our results of operations as percentages of total revenues for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013		2012
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$69,236	79.5%	$48,524	75.6%
Service and other revenues	17,874	20.5%	15,619	24.4%
Total revenues	87,110	100.0%	64,143	100.0%
Cost of revenues:
Cost of product revenues	33,547	38.5%	20,296	31.6%
Cost of service and other revenues	8,196	9.4%	8,098	12.6%
Total cost of revenues	41,743	47.9%	28,394	44.2%
Gross profit	45,367	52.1%	35,749	55.8%
Operating expenses:
Research and development	7,954	9.1%	6,494	10.1%
Selling, general and administrative	33,244	38.2%	25,620	39.9%
Total operating expenses	41,198	47.3%	32,114	50.0%
Income from operations	4,169	4.8%	3,635	5.8%
Interest and other income (expense), net	(223)	(0.3)%	96	0.1%
Income before provision for income taxes	3,946	4.5%	3,731	5.9%
Provision for income taxes	561	0.6%	1,380	2.2%
Net income	$3,385	3.9%	$2,351	3.7%

The table above and the ensuing financial information and discussions presented include Non-Acute Care results since the May 21, 2012 acquisition of MTS.

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our product revenues, cost of product revenues and gross profit for the three months ended March 31, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Product revenues	$69,236	$48,524	42.7%
Cost of product revenues	33,547	20,296	65.3%
Gross profit	$35,689	$28,228	26.4%
Gross margin	51.5%	58.2%	(6.7)%

Product revenues increased by $20.7 million, or 42.7%, in the three months ended March 31, 2013 as compared to the same period in 2012. The overall increase in product revenues was primarily driven by the contribution of our Non-Acute Care segment of $19.9 million for the three months ended March 31, 2013, of which $2.3 million was from medication cabinet revenues. Our Acute Care segment was relatively flat as compared to the same period in 2012. We anticipate our revenues will continue to increase in 2013 as we fulfill our existing orders. Additionally, year over year revenue growth for the remainder of 2013 will continue to benefit from the contribution of our Non-Acute Care segment established in May 2012. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce consumables to fulfill customer demand, the volume of installations we are able to complete and our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Cost of product revenues increased by $13.3 million, or 65.3%, in the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily a result of Non-Acute Care product costs of $11.9 million for the three months ended March 31, 2013, of which $0.2 million was related to our recent reorganization and $1.0 million were costs associated with the Non-Acute Care medication cabinets noted above. Our Acute Care product cost increased $1.3 million, which is a function of product mix.

Gross profit on product revenue increased by $7.5 million, or 26.4%, in the three months ended March 31, 2013 as compared to the same period in 2012. This increase was primarily a result of the aforementioned contribution from our Non-Acute Care segment of $8.0 million, offset by a decrease in gross profits from our Acute Care segment of $0.5 million for the three months ended March 31, 2013, which was driven primarily by product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months ended March 31, 2013 and 2012 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Service and other revenues	$17,874	$15,619	14.4%
Cost of service and other revenues	8,196	8,098	1.2%
Gross profit	$9,678	$7,521	28.7%
Gross margin	54.1%	48.2%	5.9%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, and training and professional services. Service and other revenues increased by $2.3 million, or 14.4%, in the three months ended March 31, 2013 as compared to the same period in 2012. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and continued growth in the sales of our analytical software resulting in an increase in the number of support service contracts and higher training revenues and service revenues attributable to our Non-Acute Care segment of $1.2 million, of which $0.4 million was from medication cabinet services and other revenues for the three months ended March 31, 2013.

Cost of service and other revenues were relatively flat in the three months ended March 31, 2013 as compared to the same period in 2012, driven by an increase in costs attributable to our Non-Acute Care segment of $0.5 million, offset by a decrease in costs attributable to our Acute Care segment of $0.4 million as a result of cost reduction efforts.

Gross profit on service and other revenues increased by $2.2 million, or 28.7%, in the three months ended March 31, 2013 as compared to the same period in 2012. The increase in gross profit on service and other revenues was primarily due to increased revenues from an expanded installed base with a decrease in service cost attributable to our Acute Care segment as a result of the service cost reduction efforts throughout the period. Gross profit on service and other revenues from our Non-Acute Care segment was $0.7 million and $1.5 million from our Acute Care segment for the three months ended March 31, 2013.
We expect our service and other revenues and the associated gross profit to continue to increase in 2013 with the continued expansion of our installed base of automation systems and service and maintenance contracts and the addition of our Non-Acute Care segment.
Operating Expenses

The table below shows our operating expenses for the three months ended March 31, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	% Change
Research and development	$7,954	$6,494	22.5%
Selling, general and administrative	33,244	25,620	29.8%
Total operating expenses	$41,198	$32,114	28.3%

Research and Development. Research and development expenses increased by $1.5 million, or 22.5%, in the three months ended March 31, 2013 as compared to the same period in 2012 and represented 9.1% and 10.1% of total revenues in the three months ended March 31, 2013 and 2012, respectively. The overall increase in research and development expenses reflects a $2.7 million increase in research and development expenses attributable to the Non-Acute Care segment, of which 1.8 million is attributable to the write-off of previously capitalized software development costs, discussed further in Note 16, "Asset Impairment" and $0.3 million that relates to the reorganization previously mentioned. The increase was offset by a $1.3 million decrease in the Acute Care segment. The decrease in research and development expenses attributable to the Acute Care segment reflects an increase in capitalization software effort of $1.9 million due to the higher level of post-feasibility beta testing. The increase in capitalized software credit was partially offset by an increase of $0.6 million of labor and related costs due to an increase in staffing. The decrease as a percentage of revenue is primarily a reflection of the overall growth in revenue without a corresponding increase in research and development expenditures.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $7.6 million, or 29.8%, in the three months ended March 31, 2013 as compared to the same period in 2012. Selling, general and administrative expenses represented 38.2% and 39.9% of total revenues in the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $5.9 million, of which $0.3 million relates to the previously mentioned reorganization, and an increase from the Acute Care segment of $1.7 million. The Acute Care increase was primarily due to $1.3 million in facility and depreciation expenses for the relocation of our headquarters and manufacturing buildings late in 2012, $0.5 million in GPO fees associated with higher collections and sales volume for GPO-affiliated customers, $0.3 million in professional fees and $0.3 million in travel, promotional and trade show expenses, partially offset by a $0.6 million decrease in costs associated with compensation and related benefits, primarily due to a significant portion of the variable compensation not being earned due to the fact that we did not achieve our company goals.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support our anticipated growth as well as international expansion efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense relative to total revenue growth in 2013.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months ended March 31, 2013 and 2012 is presented in Note 13, “Stock Option Plans and Share-Based Compensation.”

Provision for Income Taxes

The annual effective tax rate before discrete items was 37.4% and 39.6% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the estimated annual effective tax rate for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the reinstatement of the federal research and development credit in January of 2013 along with a decrease in other non-deductible expenditures. The income tax provision for the three months ended March 31, 2013 also reflected a discrete net benefit of $0.7 million, or 18.0% of pre-tax income, related to 2012 federal research and development (“R&D”) credit which was retroactively reinstated in the three months ended March 31, 2013. No federal R&D credit benefit was recorded in the income tax provision for the three months ended March 31, 2012.

Liquidity and Capital Resources

We had cash and cash equivalents of $69.8 million at March 31, 2013, as compared to $62.3 million in cash and cash equivalents at December 31, 2012. All of our cash is invested in short term money market funds or demand deposits. We did not hold any short or long term investments as of March 31, 2013. While in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions, we believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the three months ended March 31, 2013 and 2012 consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$4,132	$7,289
Net cash used in investing activities	(5,247)	(1,528)
Net cash provided from financing activities	8,659	3,816
Effect of exchange rate changes on cash and cash equivalents	(40)	81
Net increase in cash and cash equivalents	$7,504	$9,658

Operating activities provided $4.1 million of cash during the three months ended March 31, 2013 as compared to $7.3 million for the same period in 2012. The main drivers of the $3.2 million decrease in cash generated from operations were a $10.4 million increase in accounts receivable, a $5.1 million decrease in accrued compensation, and a $1.2 million increase in prepaid expenses. These amounts were partially offset by a $4.5 million increase in deferred gross profit, and a $2.8 million increase in investment in sales-type leases. Also impacting operating cash flows are non-cash adjustments which include a $2.1 million increase in depreciation and amortization and a $1.8 million asset impairment charge related to a software development project.

Cash used in investing activities totaled $5.2 million during the three months ended March 31, 2013, as compared to $1.5 million cash used in investing activities during the same period in 2012. This $3.7 million increase in cash used primarily reflects an increase of $1.9 million for purchases of property and equipment and $1.9 million software development capitalization during the three months ended March 31, 2013.

Cash provided by financing activities was $8.7 million during the three months ended March 31, 2013, as compared to $3.8 million during the same period in 2012, resulting in a difference of $4.9 million in cash generated. The increase is primarily due to cash generated from shares issued under stock option and employee stock purchase plans.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2013. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at March 31, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2)	$44,307	$5,626	$10,486	$8,905	$19,290
Commitments to contract manufacturers and suppliers (3)	6,910	6,910	—	—	—
Total (4)	$51,217	$12,536	$10,486	$8,905	$19,290

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
At March 31, 2013, we have recorded $3.8 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the current balance of the uncertain tax position liabilities has not been included in the table of commitments above.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2013 is incorporated herein by reference.

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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation ( which includes Pyxis Corporation, PhACTs LLC and Rowa Technologies), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed® Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation) Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., and Jones Packaging Ltd. in Europe.
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
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer's larger initiative to re-engineer its pharmacy, distribution and materials management systems and as a result, our sales cycles are often lengthy. The purchase of our systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the average time between the purchase and installation of our systems is generally between two weeks and one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product backlog more difficult. Because we recognize revenue for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer's site, any delay in installation by our customers will also cause a delay in the recognition of the revenue for that system.
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
Successful integration of acquired operations, products and personnel into Omnicell may place a significant burden on the combined company's management and internal resources. We may also experience difficulty in effectively integrating the different cultures and practices of any acquired entity. The challenges of integrating acquired entities could disrupt the combined company's ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.
Demand for our consumable medication packages is time-sensitive and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule, they may utilize alternative means to distribute medications to their customers.
Approximately 21% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacies and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply packaging to our customers in a timely manner, that demand will be met via alternative distribution methods and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
During November 2012, an Omnicell electronic device containing medication dispensing cabinet log files from three health system customers was stolen from an Omnicell employee's locked vehicle. The files on this device contained certain protected patient health information related to medication dispensing transactions from our medication dispensing cabinets over a one to three-week period, downloaded by the employee while troubleshooting software for the hospitals. As a result of this unauthorized disclosure of personal health information, we may experience contractual indemnification obligations under business associate agreements with certain customers, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA or other privacy or security laws, we may be subject to significant fines, penalties and other sanctions.
On March 8, 2013, Bobbi Polanco (“Polanco”) filed a putative class action complaint in the United States District Court for the District of New Jersey against Omnicell and certain of our customers (Case No. 1:13-cv-01417-NLH-KLM) alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. Polanco is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses. Omnicell is currently evaluating a response to this complaint and intends to defend the matter vigorously.
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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we are seeking approval at our 2013 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation, at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of March 31, 2013, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the year ended March 31, 2013, our common stock traded between $14.68 and $20.00 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. We have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users' acceptance of our products. These impacts could damage customer relationships and could harm our business.
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

In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of March 31, 2013, the balance of our unsold leases to U.S. government customers was $12.2 million.
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
We grant stock options to our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At March 31, 2013, we had options outstanding to purchase approximately 1.2 million shares of our common stock at exercise prices ranging from $3.30 to $20.95 per share, at a weighted-average exercise price of $11.85 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
Anti-takeover provisions in our charter documents and under Delaware law, and any stockholders' rights plan we may adopt in the future, make an acquisition of us, which may be beneficial to our stockholders, more difficult.
We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our anti-takeover provisions include provisions in our certificate of incorporation providing that stockholders' meetings may only be called by our Board of Directors and provisions in our bylaws providing that the stockholders may not take action by written consent and requiring that stockholders that desire to nominate any person for election to our Board of Directors or to make any proposal with respect to business to be conducted at a meeting of our stockholders be submitted in appropriate form to our Secretary within a specified period of time in advance of any such meeting. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no common stock repurchases or unregistered sales of equity securities during the three months ended March 31, 2013.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

4.3	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.	8-K	000-33043	99.2	2/14/2003

10.1	2013 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+ Filed herewith

(1)
This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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

OMNICELL, INC.

Date: May 8, 2013
/s/ ROBIN G. SEIM
Robin G. Seim
Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

4.3	Rights Agreement, dated February 6, 2003, between Omnicell, Inc. and EquiServe Trust Company, N.A.	8-K	000-33043	99.2	2/14/2003

10.1	2013 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

+ Filed herewith

(1)
This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

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