Form 10-Q
period 2013-06-30
OMNICELL, Inc
filed 2013-08-09
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 1, 2013 was 34,840,670.

OMNICELL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$87,334	$62,313
Accounts receivable, net of allowances of $560 and $722 at June 30, 2013 and December 31, 2012, respectively	63,840	55,116
Inventories	26,360	26,903
Prepaid expenses	15,928	15,392
Deferred tax assets	11,860	11,860
Other current assets	7,899	9,172
Total current assets	213,221	180,756
Property and equipment, net	34,114	34,107
Non-current net investment in sales-type leases	13,222	13,228
Goodwill	111,343	111,407
Other intangible assets	83,468	85,550
Non-current deferred tax assets	985	993
Other assets	15,775	15,778
Total assets	$472,128	$441,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,459	$18,255
Accrued compensation	11,239	11,613
Accrued liabilities	14,053	11,988
Deferred service revenue	20,434	20,449
Deferred gross profit	25,350	20,772
Total current liabilities	88,535	83,077
Non-current deferred service revenue	18,598	19,892
Non-current deferred tax liabilities	26,225	26,491
Other long-term liabilities	5,039	4,809
Total liabilities	138,397	134,269
Stockholders’ equity:
Total stockholders’ equity	333,731	307,550
Total liabilities and stockholders’ equity	$472,128	$441,819
(1)  Information derived from our December 31, 2012 audited Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$75,581	$59,269	$144,817	$107,793
Services and other revenues	18,105	16,115	35,979	31,734
Total revenues	93,686	75,384	180,796	139,527
Cost of revenues:
Cost of product revenues	36,286	28,600	69,833	48,896
Cost of services and other revenues	8,032	7,408	16,228	15,506
Total cost of revenues	44,318	36,008	86,061	64,402
Gross profit	49,368	39,376	94,735	75,125
Operating expenses:
Research and development	7,150	5,499	15,104	11,993
Selling, general and administrative	32,859	31,446	66,104	57,066
Total operating expenses	40,009	36,945	81,208	69,059
Income from operations	9,359	2,431	13,527	6,066
Interest and other income (expense), net	63	(73)	(159)	23
Income before provision for income taxes	9,422	2,358	13,368	6,089
Provision for income taxes	3,406	983	3,967	2,363
Net income	$6,016	$1,375	$9,401	$3,726
Net income per share-basic	$0.17	$0.04	$0.28	$0.11
Net income per share-diluted	$0.17	$0.04	$0.27	$0.11
Weighted average shares outstanding:
Basic	34,450	33,390	34,177	33,377
Diluted	35,374	34,316	35,099	34,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,016	$1,375	$9,401	$3,726
Other comprehensive income (loss) and reclassification adjustments:
Unrealized holding (losses) gains on securities arising during the period	—	(3)	—	(1)
Changes in fair value of foreign currency forward hedges	—	65	(65)	65
Foreign currency translation adjustment	5	(16)	(198)	(16)
Other comprehensive income (loss)	5	46	(263)	48
Comprehensive income	$6,021	$1,421	$9,138	$3,774

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,401	$3,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,244	5,333
Loss on disposal of fixed assets	141	19
Impairment of software development costs	1,759	—
Provision for (recovery of) receivable allowance	63	335
Share-based compensation expense	5,613	4,420
Income tax benefits from employee stock plans	739	(156)
Excess tax benefits from employee stock plans	(1,258)	(901)
Provision for excess and obsolete inventories	742	254
Foreign currency remeasurement loss	—	(23)
Deferred income taxes	(258)	(535)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,757)	(287)
Inventories	(199)	4,409
Prepaid expenses	(536)	(1,114)
Other current assets	94	799
Net investment in sales-type leases	160	(780)
Other assets	(129)	(27)
Accounts payable	(796)	(817)
Accrued compensation	(374)	5,995
Accrued liabilities	2,065	(3,320)
Deferred service revenue	(1,294)	449
Deferred gross profit	4,578	268
Other long-term liabilities	230	711
Net cash provided by operating activities	21,228	18,758
Cash flows from investing activities:
Purchases of short-term investments	—	—
Maturities of short-term investments	—	8,122
Acquisition of intangible assets and intellectual property	(64)	(249)
Software development for external use	(3,194)	(1,414)
Purchases of property and equipment	(5,711)	(4,087)
Business acquisition, net of cash acquired	—	(156,312)
Net cash used in investing activities	(8,969)	(153,940)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	11,549	3,627
Stock repurchases	—	(7,060)
Excess tax benefits from employee stock plans	1,258	901
Net cash provided by (used in) from financing activities	12,807	(2,532)
Effect of exchange rate changes on cash and cash equivalents	(45)	23
Net increase (decrease) in cash and cash equivalents	25,021	(137,691)
Cash and cash equivalents at beginning of period	62,313	191,762
Cash and cash equivalents at end of period	$87,334	$54,071

Acquisition consideration accrued but not paid	$—	$(1,833)

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

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of June 30, 2013, the results of their operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and their cash flows for the six months ended June 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our results of operations, comprehensive income and cash flows for the six months ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any future period.

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
At June 30, 2013 and December 31, 2012, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included money market funds, classified as cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 2 or Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future pending future spending requirements are classified as “Available-for-sale” and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At June 30, 2013 and December 31, 2012, we held $53.0 million and $38.9 million, respectively, of money market mutual funds classified as available-for-sale cash equivalents. We do not hold securities for purposes of trading.

Currency forward contracts. From time to time we enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair value of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a highly effective hedging instrument. At June 30, 2013 and December 31, 2012, we had no foreign currency forward contracts which qualify for hedge accounting.

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

We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:

•
Persuasive evidence of an arrangement exists. We use signed customer contracts and signed customer purchase orders as evidence of an arrangement for equipment leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.

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
Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended June 30, 2013 and 2012, we transferred non-recourse accounts receivable totaling $10.6 million and $15.7 million, respectively, which approximated fair value, to third-party leasing companies. During the six months ended June 30, 2013 and 2012, we transferred non-recourse accounts receivable totaling $20.9 million and $27.8 million, respectively, which approximated fair value, to third-party leasing companies. At June 30, 2013 and December 31, 2012, accounts receivable included $0.8 million and $0.7 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There was no single customer accounting for 10% or more of revenues in the three and six months ended June 30, 2013. Additionally, there was no single customer accounting for 10% or more of accounts receivable at June 30, 2013 or December 31, 2012. At June 30, 2013, we believe that we have no significant concentrations of credit risk.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $1.6 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. Shipping and handling expenses totaled $3.0 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended June 30, 2013 and 2012 totaled approximately $6.7 million and $5.2 million, respectively. Purchases from this supplier for the six months ended June 30, 2013 and 2012 totaled approximately $13.9 million and $11.5 million, respectively.

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

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 38.7% and 40.9% for the six months ended June 30, 2013 and 2012, respectively. The 2013 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. The 2012 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

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

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, we excluded 1,581,335 and 2,103,021 shares from the calculations of diluted net income per share for the six months ended June 30, 2013 and 2012, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income	$6,016	$1,375	$9,401	$3,726
Weighted average shares outstanding — basic	34,450	33,390	34,177	33,377
Net income per share — basic	$0.17	$0.04	$0.28	$0.11
Diluted:
Net income	$6,016	$1,375	$9,401	$3,726
Weighted average shares outstanding — basic	34,450	33,390	34,177	33,377
Add: Dilutive effect of employee stock plans	924	926	922	952
Weighted average shares outstanding — diluted	35,374	34,316	35,099	34,329
Net income per share — diluted	$0.17	$0.04	$0.27	$0.11

Note 3.	Cash and Cash Equivalents, Short-term Investments and Fair Value of Financial Instruments

Cash and cash equivalents and short-term investments consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses and fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$34,364	$—	$—	$34,364	$34,364	$—	N/A
Money market funds	52,970	—	—	52,970	52,970	—	Available for sale
Total cash, cash equivalents and short-term investments	$87,334	$—	$—	$87,334	$87,334	$—

c	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Short-term Investments	Security Classification
Cash	$23,422	$—	$—	$23,422	$23,422	$—	N/A
Money market funds	38,892	—	1	38,891	38,891	—	Available for sale
Total cash, cash equivalents and short-term investments	$62,314	$—	$1	$62,313	$62,313	$—

The money market fund is a daily-traded cash equivalent with a price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale.

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At June 30, 2013
Money market funds	$52,970	$—	$—	$52,970
Total	$52,970	$—	$—	$52,970
At December 31, 2012
Money market funds	$38,891	$—	$—	$38,891
Total	$38,891	$—	$—	$38,891

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$9,842	$9,994
Work in process	848	385
Finished goods	15,670	16,524
Total	$26,360	$26,903

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment	$34,716	$32,528
Furniture and fixtures	5,104	5,126
Leasehold improvements	7,139	6,992
Purchased software	19,735	19,870
Capital in process	2,812	2,693
	69,506	67,209
Accumulated depreciation and amortization	(35,392)	(33,102)
Property and equipment, net	$34,114	$34,107

Depreciation and amortization of property and equipment totaled approximately $2.9 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation and amortization of property and equipment totaled approximately $5.6 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30, 2013	December 31, 2012
Net minimum lease payments to be received	$19,919	$19,665
Less unearned interest income portion	1,164	1,205
Net investment in sales-type leases	18,755	18,460
Less current portion(1)	5,533	5,232
Non-current net investment in sales-type leases(2)	$13,222	$13,228

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million as of June 30, 2013 and $0.5 million as of December 31, 2012.
(2)     This amount is net of allowance for doubtful accounts of $0.1 million as of June 30, 2013 and $0.1 million as of December 31, 2012.

The minimum lease payments under sales-type leases as of June 30, 2013 were as follows (in thousands):

2013 (remaining six months)	$3,165
2014	5,589
2015	4,499
2016	3,238
2017	2,493
Thereafter	935
Total	$19,919

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for June 30, 2013:
Accounts individually evaluated for impairment	$47	$47	$—
Accounts collectively evaluated for impairment	137	18,892	18,755
Ending balances: June 30, 2013	$184	$18,939	$18,755
Credit loss disclosure for December 31, 2012:
Accounts individually evaluated for impairment	$489	$489	$—
Accounts collectively evaluated for impairment	118	18,578	18,460
Ending balances: December 31, 2012	$607	$19,067	$18,460

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$190	$257	$607	$284
Current period provision (reversal)	6	422	19	422
Direct write-downs charged against the allowance	—	—	(413)	—
Recoveries of amounts previously charged off	(12)	(20)	(29)	(47)
Allowance for credit losses, end of period	$184	$659	$184	$659

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
Activity in goodwill by reporting units, which are the same as our operating segments, for the six months ended June 30, 2013 consists of the following (in thousands):

	Goodwill at December 31, 2012	Adjustments to Goodwill	Goodwill at June 30, 2013
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	82,864	(64)	82,800
Total	$111,407	$(64)	$111,343

Goodwill acquired reflects the May 21, 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the new reporting unit called Non-Acute Care, created as a result of the MTS acquisition. During the first quarter of 2013, we reduced goodwill by approximately $0.1 million due to the adjustment to the fair value of an acquired foreign currency forward contract previously carried in a component of stockholder's equity.

There were no indefinite-life intangibles at either June 30, 2013 or December 31, 2012. Finite-life intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$4,159	$50,571	$54,730	$3,081	$51,649	5-30 years
Acquired technology	27,580	1,863	25,717	27,580	1,128	26,452	3-20 years
Patents	1,216	219	997	1,217	259	958	20 years
Trade name	6,890	712	6,178	6,890	414	6,476	3-12 years
Non-compete agreements	60	55	5	60	45	15	3 years
Total finite-lived intangibles	$90,476	$7,008	$83,468	$90,477	$4,927	$85,550

Amortization expense totaled $1.1 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense totaled $2.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.

Estimated annual expected amortization expense of the finite-lived intangible assets at June 30, 2013 was as follows (in thousands):

2013 (remaining six months)	$2,129
2014	4,228
2015	4,204
2016	3,854
2017	3,818
2018	3,712
Thereafter	61,523
Total	$83,468

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Rebates and lease buyouts	$3,657	$3,179
Advance payments from customers	3,686	2,829
Accrued Group Purchasing Organization (GPO) fees	2,304	2,278
Technology license purchase obligation, current portion	1,500	1,750
Taxes payable	1,196	555
Other	1,710	1,397
Total	$14,053	$11,988

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$38,481	$30,138
Cost of revenues, excluding installation costs	(13,131)	(9,366)
Deferred gross profit	$25,350	$20,772

Note 10.	Commitments

At June 30, 2013, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2013 (remaining six months)	$2,922
2014	5,688
2015	5,439
2016	5,139
2017	4,458
2018	4,289
Thereafter	16,585
Total	$44,520

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
In connection with the acquisition of MTS, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original twelve year lease agreement, which expires in September 2016 and at the time of the MTS acquisition, with a base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
In Leeds, United Kingdom, we lease an office and distribution center of approximately 16,500 square feet. The remaining term of the original ten year lease agreement is through June 8, 2021, with no extension options. The base lease commitment at the time of the MTS acquisition, converted from British Pounds at the conversion rate then in effect, was approximately $1.2 million.
We also have smaller rented offices in Strongsville, Ohio, Nashville, Tennessee, Waukegan, Illinois, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $8.0 million as of June 30, 2013.
At June 30, 2013, we have recorded $4.4 million for uncertain tax positions under long term liabilities in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, we do not present this in a commitments table.

Note 11.	Contingencies

Legal Proceedings

On March 8, 2013, Bobbi Polanco (“Polanco”) filed a putative class action complaint in the United States District Court for the District of New Jersey against Omnicell and certain of our customers (Case No. 1:13-cv-01417-NLH-KLM) alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, and subsequent notification of this unauthorized disclosure of personal health information. Polanco is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses. On May 2, 2013, the United States District Court for the District of New Jersey entered an order to show cause which provided, in relevant part, that Polanco is required to show cause as to why the case should not be dismissed for lack of subject matter jurisdiction. On May 13, 2013, Polanco filed an amended complaint. On  May 31, 2013, Omnicell filed a motion to dismiss the complaint on the grounds that Polanco failed to satisfy constitutional standing requirements and that she failed to state a claim against Omnicell  for violating  state data breach notification statutes, consumer fraud, common law fraud, negligence and conspiracy. Omnicell also joined in the arguments of the other defendants seeking dismissal. On July 1, 2013, Polanco filed an opposition to the motions to dismiss. On July 15, 2013, Omnicell filed its reply to the opposition from Polanco. Omnicell is currently awaiting a decision from the court and intends to defend the matter vigorously.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of June 30, 2013 or December 31, 2012.

Note 12.	Stockholders’ Equity

Treasury Stock

2008 Stock Repurchase Program

In February 2008, our Board of Directors authorized a stock repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors.

There were no shares repurchased during both the three and six months ended June 30, 2013 in connection with the 2008 Repurchase Program. During the three months ended June 30, 2012, we repurchased 505,137 shares through the stock repurchase program at an average cost of $13.98 per share, including commissions, compared to zero shares repurchased in the three months ended March 31, 2012.

From the inception of the 2008 Repurchase Program in February 2008 through June 30, 2013, we have repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of June 30, 2013, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.

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

Through June 30, 2013, we have not repurchased any shares through the 2012 Repurchase Program.

Note 13.	Stock Option Plans and Share-Based Compensation

Stock Option Plans
Description of Share-Based Plans
Equity Incentive Plan
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
On December 16, 2010, at a Special Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,600,000 shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. On May 21, 2013, at our Annual Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2,500,000 shares.
Options granted under the 2009 Plan generally become exercisable over periods of up to four years , generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2009 Plan generally expire 10 years from the date of grant. We also grant both restricted stock and restricted stock units to participants under the 2009 Plan. The Board of Directors determines the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. Grants of restricted stock to non-employee directors are granted on the date of our annual meeting of stockholders and vest in full on the date of our next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. We consider the dilutive impact of options, restricted stock and restricted stock units in our diluted net income per share calculation.
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
At June 30, 2013, a total of 3,646,006 shares of common stock were reserved for future issuance under the 2009 Plan. At June 30, 2013, $6.4 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.6 years .

A summary of aggregate option activity for the six months ended June 30, 2013 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	4,470	$14.06
Granted	243	$17.21
Exercised	(849)	$11.18
Forfeited	(59)	$14.21
Expired	(51)	$14.98
Outstanding at June 30, 2013	3,754	$14.90
Exercisable at June 30, 2013	2,686	$14.84

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date. Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock. Our unrecognized compensation cost related to non-vested restricted stock at June 30, 2013 was approximately $0.8 million and is expected to be recognized over a weighted-average period of 0.9 years . Expected future compensation expense relating to RSUs outstanding on June 30, 2013 is $5.2 million over a weighted-average period of 2.5 years .

A summary of activity of both restricted stock and RSUs for the six months ended June 30, 2013 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted -		Weighted -
	Number of Shares	Average Grant Date Fair Value Per Share	Number of Shares	Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2012	58	$14.19	389	$14.09
Granted	55	$18.20	103	$17.46
Vested	(61)	$14.23	(80)	$13.95
Forfeited	—	$—	(19)	$13.88
Non-vested, June 30, 2013	52	$18.43	393	$15.01

Performance-Based Restricted Stock Units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. For 2011, we granted 100,000 PSUs; however, pursuant to their terms, 120,000 PSUs ultimately became eligible for vesting based on the achievement of a certain level of shareholder return for 2011 as described below. In 2012, we granted 125,000 PSUs of which 62,500 became eligible for vesting based on the achievement of a certain level of stockholder return for 2012 as described below.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at June 30, 2013 was approximately $1.9 million and is expected to be recognized over a weighted-average period of 1.6 years . For the three months ended June 30, 2013 and 2012, we recognized $0.4 million and $0.3 million, respectively of compensation expense for the performance-based restricted stock units. For the six months ended June 30, 2013, we recognized $0.8 million and $0.5 million of compensation expense for the performance-based restricted stock units.
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
The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total stockholder return for Omnicell stock over the performance period relative to the total stockholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index") as shown in the tables below.
Vesting for the PSU awards is based on the percentile placement of our total stockholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSU awards granted on February 5, 2013 and on March 5, 2013, stock price appreciation is calculated based on the average closing prices of our common stock for the last 20 trading days leading to February 28, 2014. For PSU awards granted in 2011 and 2012, stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.
The following table shows the percent of PSUs granted in 2011 and eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Stockholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile, but below the 65th percentile	100%
At least the 65th percentile, but below the 75th percentile (1)	110% to 119%
At or above the 75th percentile	120%
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
For the year ended December 31, 2012, in addition to the 125,000 PSUs granted in 2012, an additional 10,000 PSUs were deemed granted and vested as a result of Omnicell’s 2011 total stockholder return which caused 120% of the 2011 PSUs to become eligible for further time-based vesting. These 2011 PSUs had a time-based vesting on June 15, 2013. The 120% payout caused an additional 2,500 shares to be deemed granted and vested on June 15, 2013, which is reflected in the six months ended June 30, 2013 PSU activity table presented below.
On February 5 and March 5 2013, the Compensation Committee approved PSU awards of 125,000 shares and 12,500 shares, respectively. If the minimum performance threshold is met as determined by the Compensation Committee of the Board of Directors in 2014, the eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares will vest immediately, with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.

A summary of activity of the PSUs for the six months ended June 30, 2013 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2012	175	$11.00
Granted	140	$14.74
Vested	(38)	$11.02
Forfeited	(24)	$—
Non-vested, June 30, 2013	253	$13.07
Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of June 30, 2013, 4,039,838 shares had been issued under the ESPP. As of June 30, 2013 there were a total of 1,291,717 shares reserved for future issuance under the ESPP. For the three months and six months ended June 30, 2013, zero and 256,994 shares respectively, of common stock were purchased under the ESPP.

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

The impact on our results for share-based compensation for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of product and service revenues	$324	$233	$629	$501
Research and development expenses	326	211	615	454
Selling, general and administrative expenses	2,037	1,769	4,369	3,465
Total share-based compensation expenses	$2,687	$2,213	$5,613	$4,420

Note 14.	Business Acquisition

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

We have accounted for the transaction under the acquisition method of accounting in accordance with the provisions of FASB ASC Topic 805, Business Combinations. Under the acquisition method, the estimated fair value of the consideration transferred to purchase the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration.
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
The total revised acquisition price was approximately $158.3 million and was allocated as follows (in thousands):

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

Goodwill. Approximately $82.8 million has been allocated to goodwill. Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets on the acquisition date. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. We believe the MTS acquisition enhances our offerings and diversifies our revenue mix, providing a more robust product and service solution to our current customers while expanding our international presence. We consider these factors as supporting the amount of goodwill recorded.
For three and six months ended June 30, 2013, we did not incur any acquisition-related costs in connection with the MTS acquisition. For the three and six months ended June 30, 2012, we incurred approximately $3.2 million in acquisition related costs related to the MTS acquisition. These costs are included in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations.

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
During 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for three and six months ended June 30, 2013.
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
Effective in the second quarter of fiscal 2013, management changed its methodology for allocating certain expenses to its reportable segments. We have reclassified segment operating results for the three and six months ended June 30, 2012 to conform to the fiscal 2013 presentation. For the three and six months ended June 30, 2013 and 2012, the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Net revenues from external customers	$68,112	$25,574	$93,686	$64,309	11,075	$75,384
Cost of revenues	29,819	14,499	44,318	28,249	7,759	36,008
Gross profit	$38,293	$11,075	$49,368	$36,060	$3,316	$39,376
Gross margin %	56.2%	43.3%	52.7%	56.1%	29.9%	52.2%

Operating expenses	31,206	8,803	40,009	33,249	3,696	36,945
Income from operations	$7,087	$2,272	$9,359	$2,811	(380)	$2,431
Operating margin %	10.4%	8.9%	10.0%	4.4%	(16.7)%	3.2%

Interest and other income (expense), net			63			(73)
Income before provision for income taxes			9,422			2,358
Provision for income taxes			3,406			983
Net income			$6,016			$1,375

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Net revenues from external customers	$134,110	$46,686	$180,796	$126,900	$12,627	$139,527
Cost of revenues	59,122	26,939	86,061	55,938	8,464	64,402
Gross profit	$74,988	$19,747	$94,735	$70,962	$4,163	$75,125
Gross margin %	55.9%	42.3%	52.4%	55.9%	33.0%	53.8%

Operating expenses	63,140	18,068	81,208	65,098	3,961	69,059
Income from operations	$11,848	$1,679	$13,527	$5,864	202	$6,066
Operating margin %	8.8%	3.6%	7.5%	4.6%	(16.7)%	4.3%

Interest and other income (expense), net			(159)			23
Income before provision for income taxes			13,368			6,089
Provision for income taxes			3,967			2,363
Net income			$9,401			$3,726

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.
At June 30, 2013, segment assets were as follows (amounts in thousands):

	June 30, 2013			December 31, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Segment Assets	$256,858	$215,270	$472,128	$235,186	$206,633	$441,819

At three and six months ended June 30, 2013 and 2012, segment depreciation/amortization, and capital expenditures were as follows (amounts in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Depreciation/Amortization	$2,804	$1,968	$4,772	$2,131	$867	$2,998
Capital Expenditures	1,018	1,395	2,413	$2,569	$80	$2,649

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Depreciation/Amortization	$5,546	$3,698	$9,244	$4,466	$867	5,333
Capital Expenditures	2,018	3,733	5,751	$4,007	$80	$4,087

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
Approximately 2,800 hospitals use one or more of our products, of which more than 1,700 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 institutional and retail pharmacies use our medication adherence packaging solutions.
The medical industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care.
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
Acute Care
In acute care facilities, our solutions use advanced, software‑based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication bar code verification at every step of the medication administration process, from entry to the hospital through to administration to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and in performing inventory control and extraneous process steps.
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
Additionally, we offer analytics and reporting software for pharmacists and material managers to more easily manage inventory flow, tracking and optimization. These reports are often used to identify hospital employees who may be improperly diverting pharmaceuticals stored in the automated dispensing cabinets. Such diversion or theft, especially of controlled substances, could result in black market sales or other illicit uses.
Non-Acute Care
Our Non-Acute Care product lines were primarily added to our solutions through the acquisition of MedPak Holdings, Inc. ("MedPak") in May 2012. MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems, and a wholly-owned Omnicell subsidiary. MTS manufactures proprietary medication dispensing systems and related products for use by medication prescription providers: primarily institutional pharmacies servicing long-term care and correctional facilities. These systems use consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication. The use of these cards and machines provides a cost-effective customized package personalized to the patient. The punch card medication dispensing system provides tamper evident packaging and promotes medication compliance.
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
Our solutions are aligned with the long-term trends of the healthcare market to assist in the management of patient health across the continuum of care.
Our key business strategies include:

•	Further penetrating the existing market through providing differentiated, innovative solutions, which includes:
•Consistently innovating our product and service offerings; and
•Maintaining our flexibility in customer product design and in the installation process to provide solutions tailored to our customers.

•	Increasing penetration of new markets by:
•Bringing new products and technologies to market that are specific to international markets;
•Bringing new products and technologies to market that address currently unsolved problems;
•Establishing direct sales, distribution or other capabilities when and where it is appropriate;

•	Partnering with companies that have sales, distribution or other capabilities that we do not possess; and
•Increasing customer awareness of safety issues in the administration of medications.

•	Expanding our product offering through acquisitions and partnerships.
Operations During the Three and Six Months Ended June 30, 2013

The consolidated operating results presented for the six months ended June 30, 2013 and the six months ended June 30, 2012, reflect the impact of the acquisition of MTS since May 21, 2012 as a part of the Non-Acute Care segment.

Revenues grew year-over-year for both product and services, with overall revenue growth of 24.3%, comparing $93.7 million for the second quarter of 2013 with $75.4 million for the second quarter of 2012. Overall revenue growth was 29.6% for the six months ended June 30, 2013 comparing $180.8 million with $139.5 million for the same period in 2012. Much of the growth was a result of the acquisition of MTS, which now comprises a substantial portion of the Non-Acute Care segment, and whose prior year operating results were not included in our consolidated operating results prior to the date of acquisition, May 21, 2012.

For the three months ended June 30, 2013, the Non-Acute Care segment contributed $24.3 million and $1.2 million to the overall product and service revenue, respectively as compared to $10.3 million and $0.7 million during the same period in 2012. The Acute Care segment contributed revenues of $51.2 million and $16.9 million to product and service revenue respectively, for the three months ended June 30, 2013 as compared to $48.9 million and $15.4 million during the same period in 2012. Overall product and service margins increased by $10.0 million, or 25.4% for the three months ended June 30, 2013 as compared to the same period in 2012.

For the six months ended June 30, 2013, the Non-Acute Care segment contributed $44.2 million and $2.5 million to the overall product and service revenue, respectively as compared to $11.5 million and $1.1 million during the same period in 2012. The Acute Care segment contributed revenues of $100.6 million and $33.5 million to product and service revenue, respectively, for the six months ended June 30, 2013 as compared to $96.3 million and $30.6 million during the same period in 2012. Overall product and service margins increased by $19.6 million, or 26.1% for the six months ended June 30, 2013 as compared to the same period in 2012.

During the three months ended June 30, 2013, we recognized an increase of $6.6 million, or 7.5% in total revenues from the three months ended March 31, 2013. Product revenue increased by $6.3 million, or 9.2%, while service revenue increased slightly, by 1.3%. Overall gross margins for the second quarter of 2013 increased slightly to 52.7% from 52.1% in the three months ended March 31, 2013. Product gross margins increased to 52.0% on revenue of $75.6 million for the three months ended June 30, 2013 as compared with 51.5% on revenue of $69.2 million during the first quarter of 2013. Service gross margins also increased, to 55.6% on revenue of $18.1 million as compared to 54.1% margins on $17.9 million in revenue during the first quarter of 2013.

Cash, cash equivalents and short-term investments increased by $25.0 million during the six months ended June 30, 2013, to $87.3 million from $62.3 million at December 31, 2012 primarily due to increased profitability, increased collection activity and cash received for shares issued under our stock option and employee stock purchase plans.

During the six months ended June 30, 2013, we implemented a reorganization within our Non-Acute Care segment. This reorganization reduced headcount slightly and as a result, we incurred $0.7 million in severance and related expenses and an additional $0.4 million related to accelerated stock option vesting in the three months ended March 31, 2013. This reorganization is intended to promote a stronger integration strategy, customer and segment focus, and future growth. As part of this reorganization, we are reassessing the current composition of our operating segments which could result in future modifications to the current segment presentation.

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

•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the six months ended June 30, 2013, there were no significant changes in our critical accounting policies and estimates.

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
Results of Operations

Effective in the second quarter of fiscal 2013, management changed its methodology for allocating certain expenses to its reportable segments. We have reclassified segment operating results for the three and six months ended June 30, 2012 to conform to the fiscal 2013 presentation. The table below shows the components of our consolidated results of operations as percentages of total revenues for the three months and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$75,581	80.7%	$59,269	78.6%
Service and other revenues	18,105	19.3%	16,115	21.4%
Total revenues	93,686	100.0%	75,384	100.0%
Cost of revenues:
Cost of product revenues	36,286	38.7%	28,600	38.0%
Cost of service and other revenues	8,032	8.6%	7,408	9.8%
Total cost of revenues	44,318	47.3%	36,008	47.8%
Gross profit	49,368	52.7%	39,376	52.2%
Operating expenses:
Research and development	7,150	7.6%	5,499	7.3%
Selling, general and administrative	32,859	35.1%	31,446	41.7%
Total operating expenses	40,009	42.7%	36,945	49.0%
Income from operations	9,359	10.0%	2,431	3.2%
Interest and other income (expense), net	63	0.1%	(73)	(0.1)%
Income before provision for income taxes	9,422	10.1%	2,358	3.1%
Provision for income taxes	3,406	3.6%	983	1.3%
Net income	$6,016	6.5%	$1,375	1.8%

	Six Months Ended June 30,
	2013		2012
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$144,817	80.1%	$107,793	77.3%
Service and other revenues	35,979	19.9%	31,734	22.7%
Total revenues	180,796	100.0%	139,527	100.0%
Cost of revenues:
Cost of product revenues	69,833	38.6%	48,896	35.0%
Cost of service and other revenues	16,228	9.0%	15,506	11.1%
Total cost of revenues	86,061	47.6%	64,402	46.1%
Gross profit	94,735	52.4%	75,125	53.9%
Operating expenses:
Research and development	15,104	8.4%	11,993	8.6%
Selling, general and administrative	66,104	36.6%	57,066	40.9%
Total operating expenses	81,208	45.0%	69,059	49.5%
Income from operations	13,527	7.5%	6,066	4.4%
Interest and other income (expense), net	(159)	(0.1)%	23	—%
Income before provision for income taxes	13,368	7.4%	6,089	4.4%
Provision for income taxes	3,967	2.2%	2,363	1.7%
Net income	$9,401	5.2%	$3,726	2.7%

The consolidated results presented above include the operating results of MTS since May 21, 2012, the date of acquisition and are included as part of the Non-Acute Care segment.

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our consolidated product revenues, cost of product revenues and gross profit for the three months and six months ended June 30, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	% Change
Product revenues	$75,581	$59,269	27.5%
Cost of product revenues	36,286	28,600	26.9%
Gross profit	$39,295	$30,669	28.1%
Gross margin	52.0%	51.7%	0.3%

	Six Months Ended June 30,
	2013	2012	% Change
Product revenues	$144,817	$107,793	34.3%
Cost of product revenues	69,833	48,896	42.8%
Gross profit	$74,984	$58,897	27.3%
Gross margin	51.8%	54.6%	(2.8)%

Product revenues increased by $16.3 million, or 27.5%, in the three months ended June 30, 2013 as compared to the same period in 2012. Product revenues increased by $37.0 million, or 34.3%, in the six months ended June 30, 2013 as compared to the same period in 2012. The overall increase in product revenues for the three months ended June 30, 2013 was primarily driven by a combination of increased installations of our automation products and a full three month contribution of MTS sales as a part of our Non-Acute Care segment. The Non-Acute Care segment contributed $24.3 million, of which $5.3 million was from medication cabinet sales. Our Acute Care segment contributed $51.2 million in product revenue for the three months ended June 30, 2013 and $48.9 million as compared to the same period in 2012. The overall increase in product revenues for the six months ended June 30, 2013 was primarily driven by a full six month contribution of MTS activities as a part of our Non-Acute Care segment. The Non-Acute Care segment contributed $44.2 million, of which $7.6 million of revenues was from medication cabinet sales. This compares to $11.5 million in the same six month period last year. Our Acute Care segment contributed $100.6 million in product revenue for the six months ended June 30, 2013 compared to $96.3 million in the same six month period last year.

We anticipate our revenues will continue to increase in 2013 compared to the same periods in 2012, as we fulfill our existing orders. Additionally, year over year revenue growth for the remainder of 2013, will continue to benefit from the contribution of our Non-Acute Care segment, including those of MTS, which we began to consolidate on May 21, 2012. Our ability to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete and our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Cost of product revenues increased by $7.7 million, or 26.9%, in the three months ended June 30, 2013 as compared to the same period in 2012. Cost of product revenues increased by $20.9 million, or 42.8%, in the six months ended June 30, 2013 as compared to the same period in 2012. These increases were primarily a result of the previously discussed full three months of MTS sales as part of our Non-Acute Care segment. The Non-Acute Care segment contributed product costs of $13.9 million for the three months ended June 30, 2013, of which $2.1 million was from costs associated with the Non-Acute Care medication cabinets noted above. Our Acute Care product cost increased $1.4 million, which is primarily a function of revenue and product mix. The increase in cost of product revenues for the six months ended June 30, 2013 was primarily a result of six full months of Non-Acute Care product costs of $25.8 million, of which $3.2 million of costs related to the Non-Acute Care medication cabinets. Our Acute Care product cost increased by $3.4 million for the six months ended June 30, 2013 as a result of revenue and product mix.

Gross profit on product revenue increased by $8.6 million, or 28.1%, in the three months ended June 30, 2013 as compared to the same period in 2012. Gross profit on product revenue increased by $16.1 million, or 27.3%, in the six months ended June 30, 2013 as compared to the same period in 2012.This increase was primarily a result of the contribution from our Non-Acute Care segment of $10.4 million, and $18.4 million for the three months and six months ended June 30, 2013, respectively. Our Acute Care gross profit on product revenue increased by $0.9 million for both the three months and six months ended June 30, 2013 as compared to the same period in 2012.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and six months ended June 30, 2013 and 2012 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	% Change
Service and other revenues	$18,105	$16,115	12.3%
Cost of service and other revenues	8,032	7,408	8.4%
Gross profit	$10,073	$8,707	15.7%
Gross margin	55.6%	54.0%	1.6%

	Six Months Ended June 30,
	2013	2012	% Change
Service and other revenues	$35,979	$31,734	13.4%
Cost of service and other revenues	16,228	15,506	4.7%
Gross profit	$19,751	$16,228	21.7%
Gross margin	54.9%	51.1%	3.8%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, and training and professional services. Service and other revenues increased by $2.0 million, or 12.3%, in the three months ended June 30, 2013 as compared to the same period in 2012. Service and other revenues increased by $4.2 million, or 13.4%, in the six months ended June 30, 2013 as compared to the same period in 2012. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and higher training revenues and service revenues attributable to three full months of our Non-Acute Care segment of $1.2 million, of which $0.4 million was from medication cabinet services and other revenues for the three months ended June 30, 2013. Our Acute Care segment contributed $16.9 million in services and other revenues for the three months ended June 30, 2013 and $15.4 million as compared to the same period in 2012. Our Non-Acute Care segment contributed six full months in services and other revenues of $2.5 million for the six months ended June 30, 2013 of which $0.9 million was from medication cabinet revenues. Our Acute Care segment contributed $33.5 million in service and other revenues for the six months ended June 30, 2013 and $30.6 million for the same period in 2012.

Cost of service and other revenues increased by $0.6 million, or 8.4%, in the three months ended June 30, 2013 as compared to the same period in 2012, primarily driven by a full three months of costs attributable to our Non-Acute Care segment of $0.6 million. Our Acute Care cost of service and other revenues increased $0.2 million in support of the expanded installed base. Cost of service and other revenues increased by $0.7 million, or 4.7%, in the six months ended June 30, 2013 as compared to the same period in 2012, primarily driven by a full six months of costs attributable to our Non-Acute Care segment of $1.1 million, offset by a decrease in costs attributable to our Acute Care segment of $0.2 million as a result of cost reduction efforts.

Gross profit on service and other revenues increased by $1.4 million, or 15.7%, in the three months ended June 30, 2013 as compared to the same period in 2012. Gross profit on service and other revenues increased by $3.5 million, or 21.7%, in the six months ended June 30, 2013 as compared to the same period in 2012. The increase in gross profit on service and other revenues was primarily due to increased revenues from an expanded installed base with a decrease in service cost attributable to our Acute Care segment as a result of the service cost reduction efforts throughout the period. Gross profit on service and other revenues from our Non-Acute Care segment was $0.6 million and $9.4 million from our Acute Care segment in the three months ended June 30, 2013. Our Acute Care gross profit on service and other revenues increased by $1.4 million and $3.5 million for the three months and six months ended June 30, 2013, respectively as compared to the same period in 2012.
We expect our service and other revenues and the associated gross profit to continue to increase in 2013 with the continued expansion of our installed base of automation systems and service and maintenance contracts and the addition of our Non-Acute Care segment.
Operating Expenses

The table below shows our operating expenses for the three months and six months ended June 30, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended June 30,
	2013	2012	% Change
Research and development	$7,150	$5,499	30.0%
Selling, general and administrative	32,859	31,446	4.4%
Total operating expenses	$40,009	$36,945	8.3%

	Six Months Ended June 30,
	2013	2012	% Change
Research and development	$15,104	$11,993	25.9%
Selling, general and administrative	66,104	57,066	15.8%
Total operating expenses	$81,208	$69,059	17.6%

Research and Development. Research and development expenses increased by $1.7 million, or 30.0%, in the three months ended June 30, 2013 as compared to the same period in 2012 and represented 7.6% and 7.3% of total revenues in the three months ended June 30, 2013 and 2012, respectively. The overall increase in research and development expenses is primarily due to a $1.3 million increase in research and development expenses attributable to the Non-Acute Care segment including an increase of $0.7 million related to medication cabinets and an additional $0.7 million increase in headcount and consulting related expenses primarily due to the inclusion of MTS for a full three months in the 2013 period as compared with activities since May 21, 2012, the date of acquisition, in the same period in 2012.

Research and development expenses increased by $3.1 million, or 25.9%, in the six months ended June 30, 2013 as compared to the same period in 2012 and represented 8.4% and 8.6% of total revenues in the six months ended June 30, 2013 and 2012, respectively. The overall increase in research and development expenses reflects a $4.2 million increase in research and development expenses attributable to the Non-Acute Care segment, of which $1.8 million is due to the write-off of previously capitalized software development costs, discussed further in Note 16, "Asset Impairment", a $0.3 million charge related to the previously mentioned reorganization, and the inclusion of MTS headcount, consulting and other related activities for a full six months in the 2013 period as compared with, the inclusion of less than two months in the same period in 2012. These increases were offset by a $1.1 million decrease in the Acute Care segment which was comprised of an increase of capitalization software effort of $2.0 million in connection with a higher level of post-feasibility beta testing offset by approximately $1.0 million increases in headcount and consulting related expenses. The overall decrease as a percentage of revenue is primarily a reflection of the overall growth in revenue without a corresponding increase in research and development spending.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $1.4 million, or 4.4%, in the three months ended June 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses represented 35.1% and 41.7% of total revenues in the three months ended June 30, 2013 and 2012, respectively. The increase in expenses was primarily due to the increase of Non-Acute Care selling, general and administrative expenses of $3.8 million of which $2.0 million relates to the medication cabinet costs and the balance the result of overall expenses incurred due to the inclusion of MTS for a full three months in the 2013 period as compared to less than two months in the same period in 2012. These expenses include headcount-related expenses, travel and entertainment expenses, and other normal operating expenses. The increase was offset by a decrease of $2.4 million from the Acute Care segment primarily attributable to $3.2 million of MTS acquisition related costs incurred in the year-ago period, $0.6 million of bad debt, and $0.5 million in commission expense offset by increases in facilities and depreciation of $1.2 million due to our new office buildings and increases in freight of $0.7 million.

Selling, general and administrative expenses increased by $9.0 million, or 15.8%, in the six months ended June 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses represented 36.6% and 40.9% of total revenues in the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to an increase in the Non-Acute Care selling, general and administrative expenses of $9.9 million, of which of which $2.5 million relates to the medication cabinet costs and primarily the result of overall expenses incurred due to the inclusion of MTS activities for a full six months in the 2013 period as compared to less than two months in the same period in 2012. These expenses included headcount and consulting related expenses, travel and entertainment expenses, and other normal operating expenses. These increases were offset by a $0.8 million decrease from the Acute Care segment primarily comprised of the aforementioned decreases of $3.2 million of MTS acquisition related costs, $1.0 million in commissions due to changes in our 2013 commission plans coupled with the attainment of certain sales incentives in the same period in 2012, $0.3 million of bad debt, offset by increases in facilities and depreciation of $2.8 million due to our new office buildings and increases in freight of $1.4 million.

The decrease in selling, general and administrative expenses as a percentage of total revenue for both the three months and six months ended June 30, 2013 as compared to the same period in 2012 is a reflection of revenue growth out pacing corresponding increases in spending in this area.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support our anticipated growth as well as international expansion efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense relative to total revenue growth in 2013.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months and six months ended June 30, 2013 and 2012 is presented in Note 13, “Stock Option Plans and Share-Based Compensation.”

Provision for Income Taxes

The annual effective tax rate before discrete items was 38.7% and 40.9% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the reinstatement of the federal research and development credit in January of 2013 along with a decrease in other non-deductible expenditures.

Liquidity and Capital Resources

We had cash and cash equivalents of $87.3 million at June 30, 2013, as compared to $62.3 million at December 31, 2012. All of our cash is invested in short term money market funds or demand deposits. We did not hold any short or long term investments as of June 30, 2013. While in the future we may need to seek additional financing to meet our working capital needs and to finance capital expenditures, as well as to fund operations or potential acquisitions, we believe our current cash and cash equivalent balances and cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the six months ended June 30, 2013 and 2012 consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$21,228	$18,758
Net cash used in investing activities	(8,969)	(153,940)
Net cash provided by (used in) financing activities	12,807	(2,532)
Effect of exchange rate changes on cash and cash equivalents	(45)	23
Net increase in cash and cash equivalents	$25,021	$(137,691)

Operating activities provided $21.2 million of cash during the six months ended June 30, 2013 as compared to $18.8 million for the same period in 2012. The main drivers of this increase were a $5.7 million increase in net income, a $5.4 million increase in accrued liabilities, a $4.3 million increase in deferred gross profit, and $1.2 million increase in share-based compensation expense. These amounts were partially offset by a $8.5 million increase in accounts receivable, a $6.4 million decrease in accrued compensation, and a $4.6 million increase in inventory. Also impacting operating cash flows are non-cash adjustments which include a $3.9 million increase in depreciation and amortization and a $1.8 million asset impairment charge related to a software development project.

Cash used in investing activities totaled $9.0 million during the six months ended June 30, 2013, as compared to $153.9 million cash used in investing activities during the same period in 2012. This $145.0 million decrease in cash used primarily reflects a decrease of $156.3 million of net cash used to acquire MTS in May of 2012. This is offset in part by an increase of $1.8 million of capitalized software development costs and $1.6 million for purchases of property and equipment during the six months ended June 30, 2013.

Cash provided by financing activities was $12.8 million during the six months ended June 30, 2013, as compared to $2.5 million used during the same period in 2012, resulting in a difference of $15.3 million. The increase is primarily due to an increase of $7.9 million in cash generated from shares issued under stock option and employee stock purchase plans during the six months ended June 30, 2013 as compared to the same period in 2012 and no stock repurchases made during the six months ended June 30, 2013 compared to $7.1 million of stock repurchase activity during the six months ended June 30, 2012.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2013. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at June 30, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2)	$44,520	$5,790	$10,812	$9,172	$18,746
Commitments to contract manufacturers and suppliers (3)	7,972	7,972	—	—	—
Total (4)	$52,492	$13,762	$10,812	$9,172	$18,746

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
At June 30, 2013, we have recorded $4.4 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the current balance of the uncertain tax position liabilities has not been included in the table of commitments above.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2013 is incorporated herein by reference.

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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis Corporation, PhACTs LLC and Rowa Technologies), McKesson Automation Inc. (a business unit of McKesson Corporation), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed® Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., and Jones Packaging Ltd. in Europe.
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
Many healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort and difficulty in selling our products to such target customers, or could cause our existing customers or potential new customers to begin utilizing our competitors' products if such customers are acquired by healthcare providers that prefer our competitors' products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
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

•	failure to achieve anticipated benefits such as cost savings and revenue enhancements;

•	difficulties related to assimilating the products or key personnel of an acquired business; and

•	failure to understand and compete effectively in markets in which we have limited previous experience.
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
Demand for our consumable medication packages is time-sensitive and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality packaging products, they may utilize alternative means to distribute medications to their customers.
Approximately 21% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacies and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia. In 2011, we launched Mandarin-language versions of our G4 medication automation products for clinical use in China and entered into a partnership to distribute, install, and service our automated medication dispensing systems in China. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including China and the Middle East. Our international operations subject us to a variety of risks, including:

•	our reliance on distributors for the sale and post-sale support of our automated dispensing systems outside the United States;

•	the difficulty of managing an organization operating in various countries;

•	growing political sentiment against international outsourcing of production;

•	reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes;

•	changes in foreign regulatory requirements;

•	the requirement to comply with a variety of international laws and regulations, including privacy, labor, import, export, tax, anti-bribery and employment laws and changes in tariff rates;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;

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
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996, or ("HIPAA"). Among other things, this legislation required the Secretary of Health and Human Services ("HHS") to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by "covered entities," which include pharmacies and other healthcare providers with which we do business.
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
On March 8, 2013, a putative class action complaint was filed against us and certain of our customers in the United States District Court for the District of New Jersey alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. Polanco is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses. This matter is further described under "Legal Proceedings" in Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q and Omnicell intends to defend the matter vigorously.
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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we obtained approval at our 2013 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of June 30, 2013, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the six months ended June 30, 2013, our common stock traded between $14.68 and $20.88 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of June 30, 2013, the balance of our unsold leases to U.S. government customers was $12.6 million.
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
We market products that contain software and products that are software only. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could require design modifications to previously shipped products or cause delays in the installation of our products and unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition and results of operations.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At June 30, 2013, we had options outstanding to purchase approximately 3.8 million shares of our common stock at exercise prices ranging from $6.40 to $29.16 per share, at a weighted-average exercise price of $14.90 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1+	Third Amendment to Lease, dated July 1, 2013, by and between PR Amhurst Lake LLC and Omnicell, Inc. to that certain Lease, dated as of April 28, 1999, as amended

10.2+	2009 Equity Incentive Plan, as amended

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

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

OMNICELL, INC.

Date: August 9, 2013
/s/ ROBIN G. SEIM
Robin G. Seim
Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1+	Third Amendment to Lease, dated July 1, 2013, by and between PR Amhurst Lake LLC and Omnicell, Inc. to that certain Lease, dated as of April 28, 1999, as amended

10.2+	2009 Equity Incentive Plan, as amended

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

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