Form 10-Q
period 2013-09-30
OMNICELL, Inc
filed 2013-11-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of November 1, 2013 was 35,614,670.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$116,190	$62,313
Accounts receivable, net of allowances of $579 and $722 at September 30, 2013 and December 31, 2012, respectively	63,999	55,116
Inventories	30,705	26,903
Prepaid expenses	17,053	15,392
Deferred tax assets	11,860	11,860
Other current assets	8,052	9,172
Total current assets	247,859	180,756
Property and equipment, net	33,492	34,107
Non-current net investment in sales-type leases	12,398	13,228
Goodwill	111,343	111,407
Other intangible assets	82,530	85,550
Non-current deferred tax assets	1,293	993
Other assets	17,069	15,778
Total assets	$505,984	$441,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,717	$18,255
Accrued compensation	12,876	11,613
Accrued liabilities	14,019	11,988
Deferred service revenue	22,247	20,449
Deferred gross profit	25,206	20,772
Total current liabilities	99,065	83,077
Non-current deferred service revenue	17,657	19,892
Non-current deferred tax liabilities	26,053	26,491
Other long-term liabilities	5,423	4,809
Total liabilities	148,198	134,269
Stockholders’ equity:
Total stockholders’ equity	357,786	307,550
Total liabilities and stockholders’ equity	$505,984	$441,819
(1)  Information derived from our December 31, 2012 audited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenues	$75,508	$67,446	$220,325	$175,239
Services and other revenues	18,531	16,885	54,510	48,619
Total revenues	94,039	84,331	274,835	223,858
Cost of revenues:
Cost of product revenues	33,977	30,636	103,810	79,532
Cost of services and other revenues	8,022	7,608	24,250	23,114
Total cost of revenues	41,999	38,244	128,060	102,646
Gross profit	52,040	46,087	146,775	121,212
Operating expenses:
Research and development	6,561	5,545	21,665	17,538
Selling, general and administrative	34,762	29,316	100,866	86,382
Total operating expenses	41,323	34,861	122,531	103,920
Income from operations	10,717	11,226	24,244	17,292
Interest and other income (expense), net	25	34	(134)	57
Income before provision for income taxes	10,742	11,260	24,110	17,349
Provision for income taxes	2,987	4,340	6,954	6,703
Net income	$7,755	$6,920	$17,156	$10,646
Net income per share-basic	$0.22	$0.21	$0.50	$0.32
Net income per share-diluted	$0.21	$0.20	$0.48	$0.31
Weighted average shares outstanding:
Basic	35,133	33,193	34,499	33,316
Diluted	36,190	34,068	35,466	34,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,755	$6,920	$17,156	$10,646
Other comprehensive income (loss) and reclassification adjustments:
Unrealized holding losses on securities arising during the period	—	—	—	(1)
Changes in fair value of foreign currency forward hedges	—	—	(65)	65
Foreign currency translation adjustment	217	70	21	54
Other comprehensive income (loss)	217	70	(44)	118
Comprehensive income	$7,972	$6,990	$17,112	$10,764

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,156	$10,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,732	9,247
Loss on disposal of fixed assets	289	28
Impairment of software development costs	1,759	—
Provision for receivable allowance	110	410
Share-based compensation expense	8,387	6,781
Income tax benefits from employee stock plans	1,707	1,638
Excess tax benefits from employee stock plans	(2,827)	(2,336)
Provision for excess and obsolete inventories	911	509
Deferred income taxes	(737)	(1,084)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,004)	(7,103)
Inventories	(4,713)	2,924
Prepaid expenses	(1,661)	(3,453)
Other current assets	(394)	921
Net investment in sales-type leases	1,313	(1,493)
Other assets	307	(13)
Accounts payable	6,462	2,131
Accrued compensation	1,263	802
Accrued liabilities	2,031	(1,719)
Deferred service revenue	(403)	2,117
Deferred gross profit	4,434	5,377
Other long-term liabilities	615	1,147
Net cash provided by operating activities	40,737	27,477
Cash flows from investing activities:
Maturities of short-term investments	—	8,122
Acquisition of intangible assets and intellectual property	(225)	(303)
Software development for external use	(5,694)	(3,118)
Purchases of property and equipment	(7,817)	(9,560)
Business acquisition, net of cash acquired	—	(156,312)
Net cash used in investing activities	(13,736)	(161,171)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	24,020	6,777
Stock repurchases	—	(12,363)
Excess tax benefits from employee stock plans	2,827	2,336
Net cash provided by (used in) from financing activities	26,847	(3,250)
Effect of exchange rate changes on cash and cash equivalents	29	—
Net increase (decrease) in cash and cash equivalents	53,877	(136,944)
Cash and cash equivalents at beginning of period	62,313	191,762
Cash and cash equivalents at end of period	$116,190	$54,818

Acquisition consideration accrued but not paid	$—	$(1,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication and supply control systems which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States. On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. This acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. We now serve both the acute care and non-acute care markets. Please refer to Note 14, "Business Acquisition" for more information regarding the transaction.

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of September 30, 2013, the results of their operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and their cash flows for the nine months ended September 30, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013, or for any future period.

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
At September 30, 2013 and December 31, 2012, our financial assets, measured at fair value on a recurring basis, utilizing Level 1 inputs included money market funds, classified as cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. We do not currently have any material financial instruments, measured at fair value on a recurring basis, utilizing Level 2 or Level 3 inputs.

Classification of marketable securities. Securities held as investments for the indefinite future, pending future spending requirements, are classified as “Available-for-sale” and are carried at their fair value, with any unrealized gain or loss recorded to other comprehensive income until realized. At September 30, 2013 and December 31, 2012, we held $64.8 million and $38.9 million, respectively, of money market mutual funds classified as available-for-sale cash equivalents. We do not hold securities for purposes of trading.

Currency forward contracts. From time to time we enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the U.S. and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair value of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a highly effective hedging instrument. At September 30, 2013 and December 31, 2012, we had no foreign currency forward contracts which qualify for hedge accounting.

Segment information. Prior to the acquisition of MTS, we managed our business on the basis of a single operating segment, and a single reporting unit within that segment in accordance with ASC 280, Segment Reporting. Beginning with the acquisition of MTS in May 2012, we have organized our business into two operating business segments: Acute Care, which includes primarily products and services sold to hospital customers, and Non-Acute Care, which includes primarily products and services sold to customers outside of the hospital setting.
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
A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-

recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
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
Sales of accounts receivable. We record the sale of our accounts receivables as “true sales” in accordance with accounting guidance for transfers and servicing of financial assets. During the three months ended September 30, 2013 and 2012, we transferred non-recourse accounts receivable totaling $7.2 million and $14.6 million, respectively, which approximated fair value, to third-party leasing companies. During the nine months ended September 30, 2013 and 2012, we transferred non-recourse accounts receivable totaling $28.1 million and $42.5 million, respectively, which approximated fair value, to third-party leasing companies. At September 30, 2013 and December 31, 2012, accounts receivable included $0.5 million and $0.7 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.

Concentration in revenues and in accounts receivable. There was no single customer accounting for 10% or more of revenues in the three and nine months ended September 30, 2013. Additionally, there was no single customer accounting for 10% or more of accounts receivable at September 30, 2013 or December 31, 2012. At September 30, 2013, we believe that we have no significant concentrations of credit risk.

Accounting policy for shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling cost is expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $1.5 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. Shipping and handling expenses totaled $4.5 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended September 30, 2013 and 2012 totaled approximately $8.6 million and $6.3 million, respectively. Purchases from this supplier for the nine months ended September 30, 2013 and 2012 totaled approximately $22.5 million and $17.8 million, respectively.

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

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 38.1% and 41.5% for the nine months ended September 30, 2013 and 2012, respectively. The 2013 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction.

The 2012 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance in the first quarter of 2013. This update did not have any significant impact on our financial position, operating results or cash flows.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, we excluded 1,178,755 and 2,067,273 shares from the calculations of diluted net income per share for the nine months ended September 30, 2013 and 2012, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income	$7,755	$6,920	$17,156	$10,646
Weighted average shares outstanding — basic	35,133	33,193	34,499	33,316
Net income per share — basic	$0.22	$0.21	$0.50	$0.32
Diluted:
Net income	$7,755	$6,920	$17,156	$10,646
Weighted average shares outstanding — basic	35,133	33,193	34,499	33,316
Add: Dilutive effect of employee stock plans	1,057	875	967	925
Weighted average shares outstanding — diluted	36,190	34,068	35,466	34,241
Net income per share — diluted	$0.21	$0.20	$0.48	$0.31

Note 3.	Cash and Cash Equivalents and Fair Value of Financial Instruments

Cash and cash equivalents consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses and fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$51,415	$—	$—	$51,415	$51,415	N/A
Money market fund	64,775	—	—	64,775	64,775	Available for sale
Total cash and cash equivalents	$116,190	$—	$—	$116,190	$116,190

c	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$23,422	$—	$—	$23,422	$23,422	N/A
Money market fund	38,892	—	1	38,891	38,891	Available for sale
Total cash and cash equivalents	$62,314	$—	$1	$62,313	$62,313

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

The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At September 30, 2013
Money market fund	$64,775	$—	$—	$64,775
Total	$64,775	$—	$—	$64,775
At December 31, 2012
Money market fund	$38,891	$—	$—	$38,891
Total	$38,891	$—	$—	$38,891

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$11,120	$9,994
Work in process	963	385
Finished goods	18,622	16,524
Total	$30,705	$26,903

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment	$35,483	$32,528
Furniture and fixtures	5,149	5,126
Leasehold improvements	7,356	6,992
Purchased software	19,800	19,870
Capital in process	3,491	2,693
	71,279	67,209
Accumulated depreciation and amortization	(37,787)	(33,102)
Property and equipment, net	$33,492	$34,107

Depreciation and amortization of property and equipment totaled approximately $2.6 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation and amortization of property and equipment totaled approximately $8.2 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30, 2013	December 31, 2012
Net minimum lease payments to be received	$18,788	$19,665
Less unearned interest income portion	1,157	1,205
Net investment in sales-type leases	17,631	18,460
Less current portion(1)	5,233	5,232
Non-current net investment in sales-type leases(2)	$12,398	$13,228

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million as of September 30, 2013 and $0.5 million as of December 31, 2012.
(2)     This amount is net of allowance for doubtful accounts of $0.1 million as of September 30, 2013 and $0.1 million as of December 31, 2012.

The minimum lease payments under sales-type leases as of September 30, 2013 were as follows (in thousands):

2013 (remaining three months)	$1,640
2014	5,495
2015	4,536
2016	3,341
2017	2,603
Thereafter	1,173
Total	$18,788

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for September 30, 2013:
Accounts individually evaluated for impairment	$22	$22	$—
Accounts collectively evaluated for impairment	152	17,783	17,631
Ending balances: September 30, 2013	$174	$17,805	$17,631
Credit loss disclosure for December 31, 2012:
Accounts individually evaluated for impairment	$489	$489	$—
Accounts collectively evaluated for impairment	118	18,578	18,460
Ending balances: December 31, 2012	$607	$19,067	$18,460

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$184	$659	$607	$284
Current period provision	15	4	34	426
Direct write-downs charged against the allowance	—	—	(413)	—
Recoveries of amounts previously charged off	(25)	(26)	(54)	(73)
Allowance for credit losses, end of period	$174	$637	$174	$637

Note 7.	Goodwill and Other Intangible Assets

Under ASC 350, Intangibles—Goodwill and Other, goodwill is not subject to amortization. We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.
Activity in goodwill by reporting unit, which is the same for our operating segments, for the nine months ended September 30, 2013 consists of the following (in thousands):

	Goodwill at December 31, 2012	Adjustments to Goodwill	Goodwill at September 30, 2013
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	82,864	(64)	82,800
Total	$111,407	$(64)	$111,343

Goodwill acquired reflects the May 21, 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to our new reporting unit called Non-Acute Care, created as a result of the MTS acquisition. During the first quarter of 2013, we reduced goodwill by approximately $0.1 million due to the adjustment to the fair value of an acquired foreign currency forward contract previously carried in a component of stockholder's equity.

There were no indefinite-life intangibles at either September 30, 2013 or December 31, 2012. Finite-life intangible assets consist of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$4,698	$50,032	$54,730	$3,081	$51,649	5-30 years
Acquired technology	27,580	2,230	25,350	27,580	1,128	26,452	3-20 years
Patents	1,363	244	1,119	1,217	259	958	20 years
Trade name	6,890	861	6,029	6,890	414	6,476	3-12 years
Non-compete agreements	60	60	—	60	45	15	3 years
Total finite-lived intangibles	$90,623	$8,093	$82,530	$90,477	$4,927	$85,550

Amortization expense totaled $1.1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense totaled $3.2 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.

Estimated annual expected amortization expense of the finite-lived intangible assets at September 30, 2013 was as follows (in thousands):

2013 (remaining three months)	$1,059
2014	4,229
2015	4,204
2016	3,854
2017	3,818
2018	3,711
Thereafter	61,655
Total	$82,530

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Rebates and lease buyouts	$3,379	$3,179
Advance payments from customers	4,272	2,829
Accrued Group Purchasing Organization (GPO) fees	2,492	2,278
Technology license purchase obligation, current portion	1,500	1,750
Taxes payable (receivable)	774	555
Other	1,602	1,397
Total	$14,019	$11,988

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$40,919	$30,138
Cost of revenues, excluding installation costs	(15,713)	(9,366)
Deferred gross profit	$25,206	$20,772

Note 10.	Commitments

At September 30, 2013, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2013 (remaining three months)	$1,462
2014	5,722
2015	5,476
2016	5,150
2017	4,468
2018	4,298
Thereafter	16,600
Total	$43,176

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
In connection with the acquisition of MTS, we assumed responsibility for 132,500 square feet of manufacturing, warehousing and office space in St. Petersburg, Florida. The remaining term of the original lease agreement was for a period of 12 years, which expires in September 2016 and at the time of the MTS acquisition, with a base lease commitment of approximately $3.9 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.
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
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $7.5 million as of September 30, 2013.
At September 30, 2013, we have recorded $4.7 million for uncertain tax positions under long term liabilities in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, we do not present this in a commitments table.

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
As required under ASC 450, Contingencies, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We believe that we have valid defenses with respect to legal proceedings pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of September 30, 2013 or December 31, 2012.

Note 12.	Stockholders’ Equity

Treasury Stock

2008 Stock Repurchase Program

In February 2008, our Board of Directors authorized a stock repurchase program (the “2008 Repurchase Program”) for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors.

There were no shares repurchased during both the three and nine months ended September 30, 2013 under the 2008 Repurchase Program. During the three months ended September 30, 2012, we repurchased 393,031 shares through the 2008 Repurchase Program at an average cost of $13.49 per share, including commissions, compared to 505,137 shares repurchased in the three months ended June 30, 2012 at an average cost of $13.98 per share, including commissions. For the nine months ended September 30, 2012, we repurchased 898,168 shares at an average cost of 13.76 per share, including commissions.

From the inception of the 2008 Repurchase Program in February 2008 through September 30, 2013, we have repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of September 30, 2013, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.

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

Through September 30, 2013, we have not repurchased any shares through the 2012 Repurchase Program.

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
Options granted under the 2009 Plan generally become exercisable over periods of up to 4 years , generally with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter; however our board of directors may impose different vesting terms at its discretion on any award. Options under the 2009 Plan generally expire 10 years from the date of grant. We also grant both restricted stock and restricted stock units to participants under the 2009 Plan. The Board of Directors determines the award amount, the vesting provisions and the expiration period (not to exceed ten years) for each grant. Grants of restricted stock to non-employee directors are granted on the date of our annual meeting of stockholders and vest in full on the date of our next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the stock on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. We consider the dilutive impact of options, restricted stock and restricted stock units in our diluted net income per share calculation.
The Board of Directors shall administer the 2009 Plan unless and until the Board of Directors delegates administration to a committee. Our Board of Directors has delegated administration of the 2009 Plan to the Compensation Committee of the Board of Directors and the 2009 Plan is generally administered by such committee. The Board of Directors may suspend or terminate the 2009 Plan at any time. The Board of Directors may also amend the 2009 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by our Board of Directors to the extent stockholder approval is necessary to satisfy the applicable listing requirements of NASDAQ.
If we sell, lease or dispose of all or substantially all of our assets, or we are acquired pursuant to a merger or consolidation, then the surviving entity may assume or substitute all outstanding awards under the 2009 Plan. If the surviving entity does not assume or substitute these awards, then generally the stock awards will immediately and fully vest.
At September 30, 2013, a total of 3,353,608 shares of common stock were reserved for future issuance under the 2009 Plan. At September 30, 2013, $6.0 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.6 years.

A summary of aggregate option activity for the nine months ended September 30, 2013 is presented below:

Options:	Number of Shares	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	4,470	$14.06
Granted	296	$18.10
Exercised	(1,450)	$12.59
Forfeited	(75)	$14.40
Expired	(56)	$15.68
Outstanding at September 30, 2013	3,185	$15.07
Exercisable at September 30, 2013	2,186	$14.85

Restricted Stock and Time-based Restricted Stock Units

The non-employee members of our Board of Directors are granted restricted stock on the day of our annual meeting of stockholders and such shares of restricted stock vest on the date of the subsequent year’s annual meeting of stockholders, provided such non-employee director remains a director on such date.

Restricted stock units (“RSUs”) are granted to certain of our employees and generally vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period. The fair value of both restricted stock and RSUs granted pursuant to our stock option plans is the product of the number of shares granted and the grant date fair value of our common stock. Our unrecognized compensation cost related to non-vested restricted stock at September 30, 2013 was approximately $0.6 million and is expected to be recognized over a weighted-average period of 0.6 years. Expected future compensation expense relating to RSUs outstanding on September 30, 2013 is $4.8 million over a weighted-average period of 2.2 years.

A summary of activity of both restricted stock and RSUs for the nine months ended September 30, 2013 is presented below:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2012	58	$14.19	389	$14.09
Granted	55	$18.20	125	$18.12
Vested	(61)	$14.23	(98)	$13.90
Forfeited	—	$—	(21)	$14.07
Non-vested, September 30, 2013	52	$18.43	395	$15.41
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
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at September 30, 2013 was approximately $1.5 million and is expected to be recognized over a weighted-average period of 1.3 years. For the three months ended September 30, 2013 and 2012, we recognized $0.4 million and $0.2 million, respectively, of compensation expense for the performance-based restricted stock units. For the nine months ended September 30, 2013 and 2012, we recognized $1.2 million and $0.8 million, respectively, of compensation expense for the performance-based restricted stock units.
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
On January 17, 2012, the Compensation Committee of our Board of Directors confirmed 76.3% as the percentile rank of Omnicell’s 2011 total stockholder return. This resulted in 120% of the 2011 PSU awards, or 120,000 shares, becoming eligible for further time-based vesting. The eligible PSU awards will vest as follows: 25% of the eligible awards for the first year vested immediately on January 17, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 120,000 shares eligible for time-based vesting under the 2011 PSU awards, 10,000 shares vested during the year ended December 31, 2012.
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
A summary of activity of the PSUs for the nine months ended September 30, 2013 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2012	175	$11.00
Granted	140	$14.74
Vested	(38)	$11.02
Forfeited	(24)	$—
Non-vested, September 30, 2013	253	$13.07
Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period. As of September 30, 2013, 4,233,557 shares had been issued under the ESPP. As of September 30, 2013 there were a total of 1,097,998 shares reserved for future issuance under the ESPP. For the three months and nine months ended September 30, 2013, 193,719 and 450,713 shares, respectively, of common stock were purchased under the ESPP.

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
 The impact on our results for share-based compensation for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of product and service revenues	$325	$275	$955	$776
Research and development expenses	405	232	1,019	686
Selling, general and administrative expenses	2,080	1,854	6,449	5,319
Total share-based compensation expenses	$2,810	$2,361	$8,423	$6,781

Note 14.	Business Acquisition

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
For the three and nine months ended September 30, 2013, we did not incur any acquisition-related costs in connection with the MTS acquisition. For the nine months ended September 30, 2012, we incurred approximately $3.2 million in acquisition related costs related to the MTS acquisition. These costs are included in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations.

Note 15. Segments
Beginning with the acquisition of MTS in May, 2012, we have organized our business into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers and Non-Acute Care, which primarily includes products and services sold to customers outside of hospital settings.
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
During 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions to long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for three and nine months ended September 30, 2013.
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
Effective in the second quarter of 2013, our management changed its methodology for allocating certain expenses to our reportable segments. We have reclassified segment operating results for the three and nine months ended September 30, 2012 to conform to the 2013 presentation. For the three and nine months ended September 30, 2013 and 2012, the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Net revenues from external customers	$70,640	$23,399	$94,039	$64,394	19,937	$84,331
Cost of revenues	28,662	13,337	41,999	26,920	11,324	38,244
Gross profit	$41,978	$10,062	$52,040	$37,474	$8,613	$46,087
Gross margin %	59.4%	43.0%	55.3%	58.2%	43.2%	54.7%

Operating expenses	32,908	8,415	41,323	29,070	5,791	34,861
Income from operations	$9,070	$1,647	$10,717	$8,404	2,822	$11,226
Operating margin %	12.8%	7.0%	11.4%	13.1%	14.2%	13.3%

Interest and other income (expense), net			25			34
Income before provision for income taxes			10,742			11,260
Provision for income taxes			2,987			4,340
Net income			$7,755			$6,920

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Net revenues from external customers	$204,750	$70,085	$274,835	$191,295	$32,563	$223,858
Cost of revenues	87,784	40,276	128,060	82,859	19,787	102,646
Gross profit	$116,966	$29,809	$146,775	$108,436	$12,776	$121,212
Gross margin %	57.1%	42.5%	53.4%	56.7%	39.2%	54.1%

Operating expenses	96,048	26,483	122,531	94,167	9,753	103,920
Income from operations	$20,918	$3,326	$24,244	$14,269	3,023	$17,292
Operating margin %	10.2%	4.7%	8.8%	7.5%	9.3%	7.7%

Interest and other income (expense), net			(134)			57
Income before provision for income taxes			24,110			17,349
Provision for income taxes			6,954			6,703
Net income			$17,156			$10,646

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.
At September 30, 2013, segment assets were as follows (amounts in thousands):

	September 30, 2013			December 31, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Segment Assets	$284,067	$221,917	$505,984	$235,186	$206,633	$441,819

At three and nine months ended September 30, 2013 and 2012, segment depreciation/amortization, and capital expenditures were as follows (amounts in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Depreciation/Amortization	$2,805	$1,683	$4,488	$2,072	$1,842	$3,914
Capital Expenditures	1,311	745	2,056	$4,940	$532	$5,472

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total
Depreciation/Amortization	$8,351	$5,381	$13,732	$6,538	$2,709	9,247
Capital Expenditures	3,329	4,478	7,807	$8,947	$612	$9,559

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the date of acquisition.

Note 16. Asset Impairment

Impairment of Software Development Costs

As part of the continuing integration of MTS, during the first quarter of 2013, we reorganized our management team, including the software development department, within the Non-Acute Care segment. Through the end of the first quarter of 2013, the Non-Acute Care segment had capitalized approximately $1.8 million of software development costs. associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with our financial statement close process for the quarter ended March 31, 2013, our management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we have determined we can no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million ($0.03 per diluted share, net of tax), to expense as a component of research and development in the accompanying consolidated condensed statement of operations.

Note 17. Credit Agreement

    In September 2013, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for a $75.0 million revolving credit facility with a $10.0 million letter of credit sub-limit. Loans under the Credit Agreement mature on September 25, 2018. The Credit Agreement permits us to request one or more increases in the aggregate commitments provided that such increases do not exceed $25.0 million in the aggregate. We expect to use the proceeds from any revolving loans under the credit facility for general corporate purposes, including future acquisitions. Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by substantially all of our and the subsidiary guarantors’ assets. To date, we have not yet drawn any funds under the credit facility.
Amounts drawn under the Credit Agreement bear interest, at our election, at a Eurodollar rate plus a margin of 1.75% per annum, or an alternate base rate equal to the highest of (a) the prime rate, (b) the federal funds rate plus 0.50%, and (c) LIBOR for an interest period of one month plus 1.75%. We are required to pay a commitment fee of 0.25% per annum on the aggregate undrawn amount of the commitments under the credit facility.
The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at September 30, 2013.

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
Overview
We are a leading provider of automation and business information solutions enabling healthcare systems to streamline the medication administration process and manage costly medical supplies for increased operational efficiency and enhanced patient safety. Our automation, analytics and medication adherence solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow, and increase operational efficiency.
Approximately 2,800 hospitals use one or more of our products, of which more than 1,800 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 institutional and retail pharmacies use our medication adherence packaging solutions.
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
Non-Acute Care
Our Non-Acute Care product lines were primarily added to our solutions through the acquisition of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems, and a wholly-owned Omnicell subsidiary. MTS manufactures proprietary medication dispensing systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities and retail pharmacies servicing patients caring for themselves at home. These systems use consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication. The use of these cards and machines provides a cost-effective customized package personalized to the patient. The punch card medication dispensing system provides tamper evident packaging and promotes medication compliance.
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
Our Non-Acute Care segment manufactures and sells consumable medication blister cards, packaging equipment and ancillary products, as well as automated dispensing equipment used in long term care facilities throughout the United States, Canada, Europe and Australia. This segment's customers are predominantly institutional and independent retail pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. We manufacture our proprietary consumable blister cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, we utilize the services of contract manufacturers for some of our packaging equipment. We distribute products directly in the United Kingdom and in Germany through our subsidiaries in those countries.
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
Operations During the Three and Nine Months Ended September 30, 2013

The consolidated operating results presented for the nine months ended September 30, 2013 and the nine months ended September 30, 2012, reflect the impact of the acquisition of MTS since May 21, 2012 as a part of the Non-Acute Care segment.

Revenues grew year-over-year for both product and services, with overall revenue growth of 11.5%, comparing $94.0 million for the third quarter of 2013 with $84.3 million for the third quarter of 2012. Overall revenue growth was 22.8% for the nine months ended September 30, 2013 comparing $274.8 million with $223.9 million for the same period in 2012. Much of the growth was a result of the acquisition of MTS, which now comprises a substantial portion of the Non-Acute Care segment, and whose prior year operating results were not included in our consolidated operating results prior to the date of acquisition.

For the three months ended September 30, 2013, the Non-Acute Care segment contributed $22.2 million and $1.2 million to the product and service revenue, respectively as compared to $18.7 million and $1.2 million during the same period in 2012. The Acute Care segment contributed revenues of $53.3 million and $17.3 million to product and service revenue respectively, for the three months ended September 30, 2013 as compared to $48.8 million and $15.6 million during the same period in 2012. Overall product and service gross margins increased by $6.0 million, or 12.9% for the three months ended September 30, 2013 as compared to the same period in 2012.

For the nine months ended September 30, 2013, the Non-Acute Care segment contributed $66.4 million and $3.7 million, respectively, to the overall product and service revenue as compared to $30.2 million and $2.3 million during the same period in 2012. The Acute Care segment contributed revenues of $153.9 million and $50.8 million to product and service revenue, respectively, for the nine months ended September 30, 2013 as compared to $145.0 million and $46.3 million during the same period in 2012. Overall product and service gross margins increased by $25.6 million, or 21.1% for the nine months ended September 30, 2013 as compared to the same period in 2012.

During the three months ended September 30, 2013, total revenue remained relatively flat at $94.0 million as compared with $93.7 million for the three months ended June 30, 2013 with service revenues accounting for the majority of this increase. Overall gross margins for the third quarter of 2013 increased to 55.3% from 52.7% in the three months ended June 30, 2013. Product gross margins increased to 55.0% on revenue of $75.5 million for the three months ended September 30, 2013 as compared with 52.0% on revenue of $75.6 million during the second quarter of 2013. Service gross margins also increased, to 56.7% on revenue of $18.5 million as compared to 55.6% on $18.1 million in revenue during the second quarter of 2013.

Cash, cash equivalents and short-term investments increased by $53.9 million during the nine months ended September 30, 2013, to $116.2 million from $62.3 million at December 31, 2012 primarily due to increased profitability, working capital improvements and cash received for shares issued under our stock option and employee stock purchase plans.

During the nine months ended September 30, 2013, we implemented a reorganization within our Non-Acute Care segment. This reorganization reduced headcount slightly and as a result, we incurred $0.7 million in severance and related expenses and an additional $0.4 million related to accelerated stock option vesting in the first quarter of 2013. This reorganization is intended to promote a stronger integration strategy, customer and segment focus, and future growth. As our business evolves, we will continue to assess our segments which could result in future modifications to the current presentation.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•Revenue recognition;
•Provision for allowances;
•Valuation and impairment of goodwill, other intangible assets and other long lived assets;
•Inventory;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the nine months ended September 30, 2013, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations
The table below shows the components of our consolidated results of operations as percentages of total revenues for the three months and nine months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$75,508	80.3%	$67,446	80.0%
Service and other revenues	18,531	19.7%	16,885	20.0%
Total revenues	94,039	100.0%	84,331	100.0%
Cost of revenues:
Cost of product revenues	33,977	36.1%	30,636	36.3%
Cost of service and other revenues	8,022	8.5%	7,608	9.0%
Total cost of revenues	41,999	44.6%	38,244	45.3%
Gross profit	52,040	55.4%	46,087	54.7%
Operating expenses:
Research and development	6,561	7.0%	5,545	6.6%
Selling, general and administrative	34,762	37.0%	29,316	34.8%
Total operating expenses	41,323	44.0%	34,861	41.4%
Income from operations	10,717	11.4%	11,226	13.3%
Interest and other income (expense), net	25	—%	34	—%
Income before provision for income taxes	10,742	11.4%	11,260	13.3%
Provision for income taxes	2,987	3.2%	4,340	5.1%
Net income	$7,755	8.2%	$6,920	8.2%

	Nine Months Ended September 30,
	2013		2012
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$220,325	80.2%	$175,239	78.3%
Service and other revenues	54,510	19.8%	48,619	21.7%
Total revenues	274,835	100.0%	223,858	100.0%
Cost of revenues:
Cost of product revenues	103,810	37.8%	79,532	35.5%
Cost of service and other revenues	24,250	8.8%	23,114	10.3%
Total cost of revenues	128,060	46.6%	102,646	45.8%
Gross profit	146,775	53.4%	121,212	54.2%
Operating expenses:
Research and development	21,665	7.9%	17,538	7.8%
Selling, general and administrative	100,866	36.7%	86,382	38.6%
Total operating expenses	122,531	44.6%	103,920	46.4%
Income from operations	24,244	8.9%	17,292	7.8%
Interest and other income (expense), net	(134)	—%	57	—%
Income before provision for income taxes	24,110	8.9%	17,349	7.8%
Provision for income taxes	6,954	2.5%	6,703	3.0%
Net income	$17,156	6.4%	$10,646	4.8%

The consolidated results presented above include the operating results of MTS since May 21, 2012, the date of acquisition and are included as part of the Non-Acute Care segment.

Effective in the second quarter of 2013, our management changed its methodology for allocating certain expenses to its reportable segments. We have reclassified segment operating results for the three and nine months ended September 30, 2012 to conform to the 2013 presentation.

Product Revenues, Cost of Product Revenues and Gross Profit

The table below shows our consolidated product revenues, cost of product revenues and gross profit for the three months and nine months ended September 30, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	% Change
Product revenues	$75,508	$67,446	12.0%
Cost of product revenues	33,977	30,636	10.9%
Gross profit	$41,531	$36,810	12.8%
Gross margin	55.0%	54.6%	0.4%

	Nine Months Ended September 30,
	2013	2012	% Change
Product revenues	$220,325	$175,239	25.7%
Cost of product revenues	103,810	79,532	30.5%
Gross profit	$116,515	$95,707	21.7%
Gross margin	52.9%	54.6%	(1.7)%

Product revenues increased by $8.1 million, or 12.0%, in the three months ended September 30, 2013 as compared to the same period in 2012. Product revenues increased by $45.1 million, or 25.7%, in the nine months ended September 30, 2013 as compared to the same period in 2012.

The overall increase in product revenues for the three months ended September 30, 2013 was primarily driven by increased installations of our automation products in both the Non-Acute Care and Acute Care segments. The Non-Acute Care segment contributed $22.2 million as compared with $18.7 million for the same period last year. Our Acute Care segment contributed $53.3 million in product revenue for the three months ended September 30, 2013 as compared to $48.8 million for the same period in 2012.

The overall increase in product revenues for the nine months ended September 30, 2013 was primarily driven by a full nine month contribution of MTS activities as a part of our Non-Acute Care segment, which contributed $66.4 million during the period. This compared to $30.2 million in the same nine month period in 2012. Our Acute Care segment contributed $153.9 million in product revenue for the nine months ended September 30, 2013 compared to $145.0 million in the same nine month period in 2012.

We anticipate our revenues will continue to increase in 2013 compared to the same periods in 2012, as we fulfill our existing orders. Additionally, year over year revenue growth for the remainder of 2013 will continue to benefit from the contribution of our Non-Acute Care segment, including those of MTS, which we began to consolidate on May 21, 2012. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete and our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Cost of product revenues increased by $3.3 million, or 10.9%, in the three months ended September 30, 2013 as compared to the same period in 2012. Cost of product revenues increased by $24.3 million, or 30.5%, in the nine months ended September 30, 2013 as compared to the same period in 2012.

The Non-Acute Care segment contributed product costs of $12.8 million for the three months ended September 30, 2013. Our Acute Care product cost increased by $1.4 million to $21.2 million, which is primarily a function of changes in revenue and product mix.

The increase in cost of product revenues for the nine months ended September 30, 2013 was primarily a result of a full nine months of Non-Acute Care product costs of $38.6 million. Our Acute Care product cost increased by $4.8 million to $65.2 million for the nine months ended September 30, 2013 as a result of changes in revenue and product mix.

Gross profit on product revenue increased by $4.7 million, or 12.8%, in the three months ended September 30, 2013 as compared to the same period in 2012. Gross profit on product revenue increased by $20.8 million, or 21.7%, in the nine months ended September 30, 2013 as compared to the same period in 2012. Our Non-Acute Care segment gross profit on product revenue increased $1.6 million and $16.7 million for the three months and nine months ended September 30, 2013, respectively. Our Acute Care gross profit on product revenue increased by $3.2 million and $4.1 million for the three months and nine months ended September 30, 2013, respectively, as compared to the same period in 2012 primarily due to changes in product mix.

Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit

The table below shows our service and other revenues, cost of service and other revenues and gross profit for the three months and nine months ended September 30, 2013 and 2012 and the percentage change between those periods (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	% Change
Service and other revenues	$18,531	$16,885	9.7%
Cost of service and other revenues	8,022	7,608	5.4%
Gross profit	$10,509	$9,277	13.3%
Gross margin	56.7%	54.9%	1.8%

	Nine Months Ended September 30,
	2013	2012	% Change
Service and other revenues	$54,510	$48,619	12.1%
Cost of service and other revenues	24,250	23,114	4.9%
Gross profit	$30,260	$25,505	18.6%
Gross margin	55.5%	52.5%	3.0%

Service and other revenues include revenues from service and maintenance contracts, rentals of automation systems, and training and professional services. Service and other revenues increased by $1.6 million, or 9.7%, in the three months ended September 30, 2013 as compared to the same period in 2012. Service and other revenues increased by $5.9 million, or 12.1%, in the nine months ended September 30, 2013 as compared to the same period in 2012. These increases in service and other revenues were primarily the result of our installation of automation systems during the year which increases the installed base, adding more automation systems under service contracts.

Our Non-Acute Care segment contributed services and other revenues of $1.2 million for the three months ended September 30, 2013 consistent with the same period in 2012. Our Acute Care segment contributed $17.3 million in services and other revenues for the three months ended September 30, 2013 as compared to $15.6 million for the same period in 2012.

Our Non-Acute Care segment contributed services and other revenues of $3.7 million for the nine months ended September 30, 2013 compared to $2.3 million for the same period in 2012 driven by services for MTS branded products after the acquisition of MTS in 2012. Our Acute Care segment contributed $50.8 million in service and other revenues for the nine months ended September 30, 2013 and $46.3 million for the same period in 2012.

Cost of service and other revenues increased by $0.4 million, or 5.4%, in the three months ended September 30, 2013 as compared to the same period in 2012. The increase in cost of service and other revenues was primarily the result of an increase in the costs associated with increased service revenues as a result of expansion in our Acute Care segment installed base of automation systems. Cost of service and other revenues increased by $1.1 million, or 4.9%, in the nine months ended September 30, 2013 as compared to the same period in 2012, primarily driven by a full nine months of costs attributable to our Non-Acute Care segment of $1.7 million. Our Acute Care cost of service and other revenues was relatively flat as compared with the same period a year ago as a result of cost reduction efforts that resulted in revenues growing at a faster rate than costs.

Gross profit on service and other revenues increased by $1.2 million, or 13.3%, in the three months ended September 30, 2013 as compared to the same period in 2012. Gross profit on service and other revenues increased by $4.8 million, or 18.6%, in the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in gross profit on service and other revenues was primarily due to increased revenues from an expanded installed base with only a slight increase in associated service costs. Gross profit on service and other revenues from our Non-Acute Care segment was $0.6 million and from our Acute Care segment was $9.9 million in the three months ended September 30, 2013. Our Acute Care gross profit on service and other revenues increased by $1.3 million and $4.5 million for the three months and nine months ended September 30, 2013, respectively as compared to the same period in 2012.
We expect our service and other revenues and the associated gross profit to continue to increase in 2013 with the continued expansion of our installed base of automation systems and service and maintenance contracts and the addition of our Non-Acute Care segment.
Operating Expenses

The table below shows our operating expenses for the three and nine months ended September 30, 2013 and 2012 and the percentage changes between those periods (in thousands, except percentages):

	Three Months Ended September 30,
	2013	2012	% Change
Research and development	$6,561	$5,545	18.3%
Selling, general and administrative	34,762	29,316	18.5%
Total operating expenses	$41,323	$34,861	18.5%

	Nine Months Ended September 30,
	2013	2012	% Change
Research and development	21,665	17,538	23.5%
Selling, general and administrative	100,866	86,382	16.8%
Total operating expenses	$122,531	$103,920	17.9%

Research and Development. Research and development expenses increased by $1.0 million, or 18.3%, in the three months ended September 30, 2013 as compared to the same period in 2012 and represented 7.0% and 6.6% of total revenues in the three months ended September 30, 2013 and 2012, respectively. The overall increase in research and development expenses is primarily due to a $0.8 million increase in research and development expenses attributable to the Non-Acute Care segment including $0.3 million related to medication cabinets, $0.2 million increase in consulting related expense and $0.3 million decrease in capitalization software effort.

Research and development expenses increased by $4.1 million, or 23.5%, in the nine months ended September 30, 2013 as compared to the same period in 2012 and represented 7.9% and 7.8% of total revenues in the nine months ended September 30, 2013 and 2012, respectively. The overall increase in research and development expenses reflects a $5.0 million increase in research and development expenses attributable to the Non-Acute Care segment, which includes a $1.8 million write-off of previously capitalized software development costs, discussed further in Note 16, "Asset Impairment" a $0.3 million charge related to the previously mentioned reorganization, and the inclusion of MTS headcount, consulting and other related activities for a full nine months in the 2013 period as compared with the prior period, which included MTS activities only since the date of the MTS acquisition in May 2012. These increases were offset by a $0.9 million decrease in the Acute Care segment which was comprised primarily of an increase of capitalized software costs of $2.7 million in connection with a higher level of post-feasibility beta testing and $0.6 million decrease in consulting related expense, offset by approximately $2.5 million increases in headcount related expenses.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. Selling, general and administrative expenses increased by $5.4 million, or 18.5%, in the three months ended September 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses represented 37.0% and 34.8% of total revenues in the three months ended September 30, 2013 and 2012, respectively. The overall increase in selling, general and administrative expenses reflects a $1.9 million increase in selling, general and administrative expenses attributable to the Non-Acute Care segment. The Acute Care segment increase of $3.6 million was primarily due to $1.3 million in commission expenses associated with increased revenue, $0.6 million in facility and depreciation expenses for our new headquarters and manufacturing buildings occupied late in 2012, $0.5 million in professional fees, $0.6 million employee related expenses and $0.6 million in other compensation expenses related to long term incentive bonuses.

Selling, general and administrative expenses increased by $14.5 million, or 16.8% in the nine months ended September 30, 2013 as compared to the same period in 2012. Selling, general and administrative expenses represented 36.7% and 38.6% of total revenues in the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to an increase in the Non-Acute Care selling, general and administrative expenses of $11.7 million representing the overall expenses incurred due to the inclusion of MTS activities for a full nine months in the 2013 period as compared with the prior period, which included MTS activities only since the date of the MTS acquisition in May 2012, included in this increase is $3.0 million of corporate allocation related to the Non-Acute cabinet segment. The Acute Care segment increase of $2.8 million was primarily due to $2.9 million in facility and depreciation expenses for our new headquarters and manufacturing buildings occupied late in 2012, $2.4 million in headcount-related expenses, $1.4 million increase in consulting and professional fees, $0.6 million in travel, entertainment, promotional and tradeshow related expenses, $0.5 million in GPO fees associated with higher collections and sales volume for GPO-affiliated customers, partially offset by $2.3 million of MTS acquisition related costs incurred in the 2012 period and a decrease of $2.8 million in allocations and miscellaneous general expenses of which the primary decrease was due to higher corporate allocation to the Non-Acute segment noted above.

We expect selling, general and administrative expenses to grow at a nominal rate in order to support our anticipated growth as well as international expansion efforts, but anticipate that increased efficiencies will result in a lower selling, general and administrative expense relative to total revenue growth in the future.

Share-based Compensation. The effect of share-based compensation on functional expenses within our operating results for the three months and nine months ended September 30, 2013 and 2012 is presented in Note 13, “Stock Option Plans and Share-Based Compensation.”

Provision for Income Taxes

The annual effective tax rate before discrete items was 38.1% and 41.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the estimated annual effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the reinstatement of the federal research and development credit in January of 2013 along with a decrease in other non-deductible expenditures. The impact of these amounts was 2.2% and1.2%, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $116.2 million at September 30, 2013, as compared to $62.3 million at December 31, 2012. All of our cash is invested in short term money market funds or demand deposits. We did not hold any short or long term investments as of September 30, 2013.

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time which provides for a $75.0 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25.0 million in the aggregate. Please review details discussed in Note 17, “Credit Agreement.”

We believe our current cash and cash equivalent balances and cash flows generated by operations, along with the availability of funds under our $75.0 million Credit Agreement, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Cash flows for the nine months ended September 30, 2013 and 2012 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$40,737	$27,477
Net cash used in investing activities	(13,736)	(161,171)
Net cash provided by (used in) financing activities	26,847	(3,250)
Effect of exchange rate changes on cash and cash equivalents	29	—
Net increase in cash and cash equivalents	$53,877	$(136,944)

Operating activities provided $40.7 million of cash during the nine months ended September 30, 2013 as compared to $27.5 million for the same period in 2012. The main drivers of this increase were a $6.5 million increase in net income, a $4.3 million increase in accounts payable due to timing of payments, a $3.8 million increase in accrued liabilities, and a $2.8 million decrease in net investments in sales-types leases. These amounts were partially offset by a $7.6 million increase in inventory due to increased production to meet future demands, a $2.5 million decrease in deferred service revenue, and a $1.9 million increase in accounts receivable due to increased sales. Also impacting operating cash flows are non-cash adjustments which include a $4.5 million increase in depreciation and amortization, a $1.8 million asset impairment charge related to a software development project and a $1.6 million increase in share-based compensation expense.

Cash used in investing activities totaled $13.7 million during the nine months ended September 30, 2013, as compared to $161.2 million cash used in investing activities during the same period in 2012. This $147.4 million decrease in cash used primarily reflects a decrease of $156.3 million of net cash used to acquire MTS in May of 2012 and a decrease of $1.7 million for purchases of property and equipment. This was offset in part by a decrease of $8.1 million in proceeds from short-term investments and an increase of $2.6 million of capitalized software development costs during the nine months ended September 30, 2013.

Cash provided by financing activities was $26.8 million during the nine months ended September 30, 2013, as compared to $3.3 million used during the same period in 2012. The increase of $30.1 million is primarily due to an increase of $17.2 million in cash generated from shares issued under stock option and employee stock purchase plans during the nine months ended September 30, 2013 as compared to the same period in 2012 combined with no stock repurchase activity during the nine months ended September 30, 2013 as compared to the $12.4 million of cash used in stock repurchase activities during the nine months ended September 30, 2012.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2013. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of our facility leases and contractual obligations and the Notes to the consolidated financial statements included therein.

The following table summarizes our contractual obligations at September 30, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2)	$43,176	$5,772	$10,727	$8,980	$17,697
Commitments to contract manufacturers and suppliers (3)	7,520	7,520
Total (4)	$50,696	$13,292	$10,727	$8,980	$17,697

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

(2)
In October 2011, we entered into a lease agreement for approximately 100,000 square feet of office space. Pursuant to the lease agreement, the landlord constructed a single, three-story building of rentable space in Mountain View, California which we lease and which serves as our headquarters. The term of the lease agreement, which commenced in November 2012, is for a period of 10 years, with a base lease commitment of approximately $40.0 million. We have two options to extend the term of the lease agreement at market rates. Each extension is for an additional 60 month term.

(3)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(4)
At September 30, 2013, we have recorded $4.7 million for uncertain tax positions under long term liabilities, in accordance with GAAP, summarized under Note 1, “Organization and Summary of Significant Accounting Policies.” As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the current balance of the uncertain tax position liabilities has not been included in the table of commitments above.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2013 is incorporated herein by reference.

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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis Corporation, PhACTs LLC and Rowa Technologies), Aesynt (through Francisco Partners' acquisition of McKesson Automation Inc.), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisitions of Flo Healthcare LLC, Lionville Systems, Inc. and medDispense, L.P.), Swisslog Holding AG, Stinger Medical, Stanley Black and Decker, Inc. (through their acquisition of InfoLogix, Inc.), Ergotron, Inc., Capso Solutions LLC (through their acquisition of Artromick International, Inc.), Rubbermaid Medical Solutions (a business unit of Newell Rubbermaid Inc.), WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed® Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., and Jones Packaging Ltd. in Europe.
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
On March 8, 2013, a putative class action complaint was filed against us and certain of our customers in the United States District Court for the District of New Jersey alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. The plaintiff is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses. This matter is further described under "Legal Proceedings" in Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q and Omnicell intends to defend the matter vigorously.
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
Covenants in the credit agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected
On September 25, 2013, we entered into a $75.0 million revolving credit facility pursuant to a Credit Agreement, by and among Omnicell, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations or other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments, acquisitions (including acquisitions of exclusive licenses) and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.

The Credit Agreement also includes, among other financial covenants, financial covenants that require us to maintain a maximum total leverage ratio and minimum fixed charge coverage ratio. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants could result in a default under the Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.

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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of September 30, 2013, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the nine months ended September 30, 2013, our common stock traded between $14.68 and $25.22 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of September 30, 2013, the balance of our unsold leases to U.S. government customers was $14.1 million.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At September 30, 2013, we had options outstanding to purchase approximately 3.2 million shares of our common stock at exercise prices ranging from $6.40 to $29.16 per share, at a weighted-average exercise price of $15.07 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1	Credit Agreement, dated as of September 25, 2013, among Omnicell, Inc., the Lender party thereto, and Wells Fargo Bank, National Association	8-K	000-33043	10.1	9/26/2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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

OMNICELL, INC.

Date: November 8, 2013
/s/ ROBIN G. SEIM
Robin G. Seim
Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1	Credit Agreement, dated as of September 25, 2013, among Omnicell, Inc., the Lender party thereto, and Wells Fargo Bank, National Association	8-K	000-33043	10.1	9/26/2013

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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