Form 10-K
period 2013-12-31
OMNICELL, Inc
filed 2014-03-17
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2013 was $690.5 million (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,114,313 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2013, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2013 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2013. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of March 7, 2014, there were 36,362,249 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2013 Form 10-K Annual Report

This Annual Report on Form 10-K contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding our future product bookings, which consist of all firm orders, as evidenced by a contract and purchase order for equipment and software and, generally, by a purchase order for consumables. Equipment and software bookings are installable within 12 months and consumables are generally recorded as revenue within one month.;

•
the extent and timing of future revenues, including the amounts of our current backlog, which represents firm orders that have not completed installation and therefore have not been recognized as revenue;

•	the size or growth of our market or market share;

•	the opportunity presented by new products, emerging markets and international market;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources; and

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively.
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Annual Report on Form 10-K in greater detail in Part II - Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. You should also read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to "Omnicell, Inc.," "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.
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

PART I
ITEM 1    BUSINESS
Overview
We are a leading provider of automation and business information solutions enabling healthcare systems to streamline the medication administration process and manage costly medical supplies for increased operational efficiency and enhanced patient safety. Our automation, analytics and medication adherence solutions in hospitals and longer-term care environments are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow, and increase operational efficiency.
Over 2,800 hospitals in the United States use one or more of our products, of which more than 1,800 hospitals in the United States have installed our automated hardware/software solutions for controlling, dispensing, acquiring, verifying, tracking and analyzing medications and medical and surgical supplies. Approximately 6,000 hospitals, institutional pharmacies, and retail pharmacies use our products worldwide.
The medical industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care.
The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a report in 2006 that estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Any nursing shortages would add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care.Non-acute care facilities face similar safety challenges. According to "Adherence to Long-Term Therapies-Evidence for Action," in 2003, the World Health Organization stated, “Across diseases, adherence is the single most important modifiable factor that compromises treatment outcome.” U.S. health system thought leaders see medication adherence as a key requirement for closing the medication loop and delivering better clinical outcomes and financial results. Medication non-adherence is described as a critical problem creating approximately $290 billion in extra costs per year, according to the New England Healthcare Institute, resulting in approximately 125,000 deaths per year. In addition, the Centers for Medicare & Medicaid Services stated in 2012 that 11% of all hospital admissions were related to medication non-adherence.
We provide solutions to help healthcare systems and caregivers address these aforementioned needs. We believe our solutions align us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care, and that our patient-centric medication and supply management solutions help improve workflow efficiencies and patient outcomes.
Business Segments
Our business is organized into two operating business segments: Acute Care, which primarily includes products and services sold to hospital customers, and Non-Acute Care, which primarily includes products and services sold to customers outside of the hospital setting. For a description of our operating business segments, refer to Note 17, Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Acute Care
In acute care facilities, our solutions use advanced, software‑based medication control and tracking algorithms that interact with hardware security features, resulting in a system that provides both the pharmacist and the nurse real-time safety controls. Our solutions also go a step further by providing medication bar code verification at every step of the medication administration process, from entry to the hospital through the administration of the medication to a patient. Our systems enable our customers to reduce or eliminate inefficiencies such as manual tracking and reconciliations, nursing time spent in obtaining medications and in performing inventory control and extraneous process steps.
Similar to our medication solutions, our medical and surgical supply systems provide hospitals control over consumable supplies critical to providing quality healthcare. Our solutions provide inventory control software that is designed to ensure critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators to ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture. Our systems automate the tracking of activities in perioperative areas such as the operating room and catheter lab, including tracking implantable tissue grafts for additional patient safety and regulatory compliance.

Additionally, we offer analytics and reporting software for pharmacists and material managers to more easily manage inventory flow, tracking and optimization. These reports are often used to identify hospital employees who may be improperly diverting pharmaceuticals stored in the automated dispensing cabinets. Such diversion or theft, especially of controlled substances, could result in black market sales or other illicit uses, and can significantly reduce patient safety when medications intended for a patient are misused.
Non-Acute Care
The Non-Acute Care segment represents products sold outside the hospital setting and includes medication adherence products sold under the brand name of MTS, and dispensing systems sold under the Omnicell brand. The MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities. These systems use consumable medication punch cards and specialized machines that allow the pharmacies to automatically or semi-automatically assemble, fill and seal drugs into medication punch cards representing a weekly or monthly supply of a patient's medication. The use of these cards and machines provides a cost-effective customized package personalized to the patient. The punch card medication dispensing system provides tamper evident packaging and promotes medication compliance. Medication dispensing systems, sold to non-acute care facilities under the Omnicell brand, are also reflected in the Non-Acute Care segment. As healthcare institutions evolve to provide management of a population’s health as part of Healthcare Reform, our products provide these institutions the ability to manage medications across the continuum of care.
MTS blister cards form the backbone of medication control in non-acute care facilities. Our line of equipment provides solutions ranging from low cost, semi-automated packaging systems to fully automated robotic systems that help eliminate human error and increase the efficiency in the packaging of medications for non-acute care facilities. Our OnDemand line of multi-medication packaging equipment can be used by retail pharmacies to provide enhanced packages that we believe increase the probability that patients will adhere to the medication regimen prescribed by their healthcare provider. We also manufacture the consumable packages used by pharmacists to construct medication adherence packages. Medication dispensing systems are utilized by Non-Acute Care facilities to monitor the use of narcotics and medications needed urgently. Our systems provide enhanced ability to meet regulatory control of these medications in the non-acute care facility where a pharmacist is typically not present. Our systems also provide efficiency by minimizing emergency delivery of medications to non-acute care facilities by institutional pharmacies.
We sell our Non-Acute care blister cards, packaging equipment and ancillary products, as well as automated dispensing equipment used in long term care facilities throughout the United States, Canada, Europe and Australia. Non-Acute Care customers are predominantly institutional and independent retail pharmacies that supply nursing homes, assisted living and correctional facilities with prescription medications for their patients. We predominately manufacture our proprietary consumable blister cards and most of our packaging equipment in our own facilities. This manufacturing process uses integrated equipment for manufacturing the consumable medication blister cards. In addition, we utilize the services of contract manufacturers for some of our packaging equipment and consumable. The majority of our products are distributed directly in the United States, Canada, the United Kingdom and Germany. Distributors are also utilized in these and other geographies.
Business Strategy
Our key business strategies include:

•	Further penetrating existing markets through technological leadership by:
•Consistently innovating our product and service offerings; and
•Maintaining our customer-oriented product installation process.

•	Increasing penetration of new markets, such as non-acute care and international markets by:
•Launching new products and technologies that are specific to the needs of those markets;
•Building and establishing direct sales, distribution or other capabilities when and where it is appropriate;
•Partnering with companies that have sales, distribution or other capabilities that we do not possess; and
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

•	Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry, as measured by customer input and third party surveys;

•	Innovating products to address patient safety and cost-containment pressures facing healthcare facilities while improving clinician workflow and overall operating efficiency;

•
Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of institutional pharmacies and stand-alone community hospitals to multi-hospital entities and integrated delivery networks ("IDNs"); and

•
Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide integration of our products with the other healthcare information systems used by our customers.

•	Providing flexibility in our systems that can be tailored to specific customer needs through modular upgrades, thereby protecting our customers' investments.
We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include the fourth generation Omnicell G4 platform with the Unity single unified database across the automated medication dispensing system. The Unity database is designed to decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The Unity G4 platform is designed to help our customers closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory requirements and safeguard the patient. This platform offers a consistent user interface across all of our products.
In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheterization lab, the nursing areas and the patient point of care. Our most recent acquisitions include the 2010 acquisition of Pandora Data Systems, an analytics solution to allow pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and to provide information that can be used to detect diversion or theft, and the 2012 acquisition of MTS Medication Technologies, which extended our product line to include solutions for Non-Acute Care customers. In December 2013, we announced our intent to acquire Surgichem Limited from Bupa Home Care PLC, which will further extend our Non-Acute Care solutions in Europe. We believe the breadth of our portfolio of automation products makes our solutions more valuable to our customers, allowing healthcare facility clinicians to automate and control more of the medication and medical and surgical supply distribution processes. Looking forward, we expect to offer products with an even greater ability to improve patient safety for our customers, both through internal development and through acquisitions.
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
Outside the United States, healthcare providers are becoming increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. International growth in our industry is therefore expected over the next several years.
In the United States, where approximately 80% of our non-acute business occurs, the market is comprised of approximately 6,000 institutional pharmacies servicing over 15,600 long term care facilities. According to IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales are expected to grow approximately 1% to 4% annually through 2016. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market which suggests opportunities for the market in which we operate. In addition to medication control at long term care facilities, our Multi-Medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications. At this time these solutions are sold primarily outside the United States.
Key Industry Events and Reports
Reports by the Institute of Medicine ("IOM"), the Food and Drug Administration ("FDA"), and the Joint Commission for the Accreditation of Healthcare Organizations, also known as The Joint Commission, have increased public and healthcare industry awareness of the dangers caused by medication errors. Regulatory standards and industry guidelines, such as those published by the Institute for Safe Medication Practices ("ISMP"), as well as the desire of healthcare organizations to provide premium quality service and avoid liability, have driven acute care facilities to prioritize investment in capital equipment to improve patient safety. Such reports and regulatory standards include:

•
In 2012, The Joint Commission updated its medication management standards which include MM.03.01.01 requiring that medication storage is designed to assist in maintaining medication integrity, promote the availability of medications when needed, minimize the risk of medication diversion, and reduce potential dispensing errors.  Law and regulation and manufacturers’ guidelines further define the hospital’s approach to medication storage.  The Joint Commission audits all healthcare facilities seeking accreditation for proper medication handling control and reviews all exceptions to control procedures.

•
In 2010, the FDA updated its guidance that requires linear bar codes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA had estimated that the bar code rule, once implemented, would result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the subsequent 20 years, $93 billion in cost savings and other economic benefits.

•	In 2008, and updated in 2009, the ISMP published guidelines for the Interdisciplinary Safe Use of Automated Dispensing Cabinets.

•
In June 2006, the IOM issued a report which augmented a series of reports issued between 1999 and 2005 highlighting the prevalence of medication errors and indicated that an estimated 1.5 million medication errors occur annually in the United States.

•
The Joint Commission first established the National Patient Safety Goals ("NPSG") in 2002. In 2010, NPSG 03.04.01, National Patient Safety Goals on Labeling Medications, specified the need for labeling all medications, medication containers (i.e. syringes, medicine cups, basins, etc.) and other solutions on and off the sterile field in perioperative and other procedural settings.

Top teaching hospitals are among the early adopters of our new technologies and our customers include 10 of the 18 2013-2014 Honor Roll Hospitals, as rated by US News and World Report.
Information published by CVS Caremark and The Health Intelligence Network has identified issues with medication adherence and the need to address both attitudinal and behavioral changes. These findings present an opportunity for pharmacists to have a significant impact on patient quality of life and overall healthcare by providing interventional support that includes adherence tools.

•
In 2011, CVS Caremark Corporation published a study in "Health Affairs" that found that patients who take medications as directed by physicians may save the healthcare system as much as $7,800 per patient annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays.

•
In September 2011, the second annual Medication Adherence e-survey, indicated a slight uptick in the previous 12 months in the number of programs designed to improve non-adherence as well as an increasing reliance on community or retail pharmacists to help individuals understand and adhere to their medication regimens.

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
Healthcare Reform
In 2009, the U.S. government passed the American Reinvestment and Recovery Act ("ARRA") which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records ("EHR"). ARRA establishes minimal requirements for electronic healthcare usage and provides incentives for electronic healthcare adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act ("PPACA"), which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population. We believe that both the ARRA and the PPACA will drive the need for increased efficiency in providing healthcare without reducing healthcare standards. Our Unity G4 platform includes an automated dispensing system that is Modular EHR stage 2 certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology.
We believe our products assist healthcare organizations in achieving the goals of the new laws by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost and suffering. Our Pandora Healthcare Data Analytics solution provides enterprise-level insights that can assist in monitoring population health, hospital performance and quality of care. Our Unity platform's single unified database across the automated medication dispensing system decreases the risk of human error and saves significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. Our Unity platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient.
Acute Care Products and Services
Our Acute Care products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical‑surgical supply chain, overall patient care and clinical and financial outcomes of hospital facilities, and through modular configuration and upgrades, can be tailored to specific customer needs. From the point at which a medication arrives at the hospital receiving dock until the time it is administered to the patient, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data that enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and timely reorder of supplies. These products range from industrial‑grade software‑driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed‑cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Many of the products on our Unity platform utilize a single database for ease of administration. We also provide services, including customer education and training, to help customers to optimize their use of our technology.
Our analytics solution allows pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the identification of those engaged in narcotics diversion within the acute care hospital.
Medication Use Products
Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Anesthesia Workstation, WorkflowRx, Controlled Substance Management, OmniLinkRx, Savvy Mobile Medication System and Pandora Data Analytics products. To provide our customers with end-to-end medication control, our product line incorporates bar code technology throughout. Our solutions incorporate advanced software technology, which we believe is the most advanced on the market today, and our G4 platform integrates disparate systems onto a single database. Each of the products in our medication-use solution suite is summarized in the table below.

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
Nursing Floor Solutions
The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use. The OmniRx features biometric fingerprint identification, advanced single-dose dispensing, bar code confirmation, integrated medication label printing and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information. OmniRx has met meaningful use criteria by obtaining modular EHR certification, as defined by the Office of the National Coordinator. A highly configurable system, OmniRx contains nearly 500 potential software configurations and over 30 hardware configurations to allow the pharmacist the capability to tailor the usage of the system to specific regulatory controls and workflows.
The SinglePointe solution is a software extension to the OmniRx solution that allows pharmacists to automate the distribution of specially‑handled medications, enabling control of up to 100% of all medications through the automated dispensing system. The OmniRx system, which provides stock of medications at the nursing unit, typically stores the most frequently used medications. The SinglePointe solution allows for patient‑specific medications, which would not otherwise be stocked in the OmniRx, to be controlled through the OmniRx, extending the benefits of automated medication distribution. These benefits include increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances to a broader range of the medication distribution process in the hospital.
The AnywhereRN solution is a software solution that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process, allowing cabinet operations to be done in private or quieter areas. AnywhereRN is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications.
The Pandora Analytics solution is comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls, point‑of‑care data analytics and financial optimization. Pandora Analytics is designed to assist hospitals in their efforts to improve patient safety, regulatory compliance and reduce costs.

The Savvy Mobile Medication solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. Savvy allows both tracking and physical control of medications to be extended to the patient bedside. The Savvy Mobile Medication solution is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet utilizing AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications, including electronic medical records and electronic medication administration records.
Central Pharmacy Solutions
The OmniLinkRx solution is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.
The WorkflowRx solution is an automated storage, retrieval, inventory management and repackaging solution for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system, or on both. The system may also be deployed only using bar code scanners for hospitals that do not utilize carousels or packagers. Bar code administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with bar codes using a repackaging system enables bedside medication administration solutions, such as the Savvy solution, to perform bar code checking at the patient bedside.
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
Operating Room Solutions
The Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician working in the operating room. The Anesthesia TT solution is a fixed‑position tabletop unit designed as a medication-only system. The Anesthesia Workstation incorporates ergonomics to enhance the particular workflows inherent to the operating room and unique software to better handle case management in the procedural areas.
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

Product	Use in Hospital	Description
Omnicell Supply Solution	Any nursing area in a hospital department that uses patient care supplies	Secure dispensing system that automates the management and dispensing of medical and surgical supplies at the point of use.
Omnicell Open Supply Solution	Areas that require the management of high volume/low dollar inventory as well as areas where space restrictions limit the ability to install closed cabinets and other areas such as offsite clinics.
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
OptiFlex CL manages supplies and creates cases in the cardiac catheterization lab, interventional radiology and other procedure areas. This solution allows real-time point of use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by the physician. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage. The Implant Tracking Module records expiration date, lot and serial number information to help enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.
OptiFlex MS solution provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.
Other Acute Care Products and Services
Omnicell Interface Software provides interface and integration between our medication-use products or our supply products and a healthcare facility's in-house information management systems. Interface software is designed to provide integration and communication of patient data, logistical data, inventory information, charge capture and billing information and other healthcare database information.
Services include customer education and training and maintenance and support services, provided on a time-and-material basis. We also provide fixed period service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service team.
Non-Acute Care Products and Services
We offer a complete equipment product line to assist institutional and retail pharmacies in packaging medication for patient use, from manual sealers to fully automated packaging machines and the consumable packages used in these machines. Long-term care pharmacies typically use two methods for packaging medications into adherence packages: pre-pack where blister cards are pre-packaged with a 7- to 30-day supply of a specific single medication and placed into inventory until needed to fill a specific patient order, and on demand, where individual patient medication orders are packaged and labeled by an automated robotic system. We have a packaging solution for each of these methods for any size pharmacy operation. Our systems increase pharmacy output and improve dispensing accuracy, enabling improved patient safety and economics. In addition to packaging solutions, we sell specially configured versions of our OmniRx medication dispensing machines to institutional pharmacies, which they place in long term care facilities to manage narcotics and medications needed quickly.
Blister Cards
We offer a wide variety of heat seal and cold seal punch cards. These products include the following:

•
Heat Seal Punch Cards come in a variety of formats that will fit various packaging requirements. Our heat seal cards require a heat sealer such as the MTS Autobond. Punch cards come in a variety of configurations, from 14- to 90-day dose. Heat seal cards provide the strongest seal available, helping pharmacists assure consistency of the medication under nearly any environmental condition.

•
Cold Seal Cards, also known as pressure sensitive cards, are both efficient and reliable and do not require heat sealing equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical. Cold seal punch cards come in a variety of configurations, from 14- to 90-day dose.

•
MultiMed Cards allow the packaging of multiple drugs into a single blister cavity. These products are primarily used in community-based pharmacies to assist in organizing complex medication regimes into a simple to use solution that enhances medication adherence. Multi-Med cards are sold in a variety of formats to fit the needs of pharmacists and patients.

Pharmacy Sealers for Medication Packaging
Our heat-sealed blister cards require a sealer to create an impermeable barrier. By using specially designed equipment to control heat, time and pressure, the institutional pharmacy serving the long term care patients is able to create a quality seal on every package, providing a secure barrier to moisture and gases. Within this range of equipment is a sealing solution suited for almost any pharmacy, from a low volume manual punch card sealer to a high volume, all electric heat sealer with programmable computer logic for punch cards and unit dose packages.

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
Automated Fillers
Our semi-automated filling equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently used medications into blister packs to keep in inventory awaiting a patient order. This packaging equipment elevates pre-packaging to a higher level of efficiency, resulting in higher accuracy and increased production levels. The systems combine both automated filling and sealing capabilities into one machine.

•
The MTS-350 is a tabletop machine capable of filling a wide range of medications and features an ergonomic design and easy-to-use controls. The 350 provides a semi-automated mechanism for filling blister cards and a sealer utilizing compressed air and heat.

•
The MTS-400 is ergonomically designed for high pre-pack volume for the medium to large pharmacy. The 400 provides a portable workstation with built-in compressor and storage so as not to take up valuable counter space. Fully configured, the MTS-400 allows a single operator to perform the functions of filling, inspection, sealing and labeling simultaneously.

•
The MTS-500 is designed to automate pre-packaging in the pharmacy and is capable of producing up to 960 pre-packaged punch cards per hour. It includes an integrated label applicator and conveyor to optimize output.

Pharmacy Automation Systems
Our OnDemand automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently. These machines interface with pharmacy information systems to obtain patient-specific prescription information which enable on demand packaging capabilities for our larger institutional pharmacy customers. Our current line of OnDemand machines includes the following products:

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication dispensing systems.

•	OnDemand 400 for RxMap is an automation system designed specifically for multi-med adherence packaging. It fills multiple medication prescriptions into a single punch card.

•	OnDemand Express II optimizes robotic technology for very high-speed and accurate fulfillment of single-dose punch cards and reclaimable packaging.
Pharmacy Printing and Labeling Solutions
Pharmacy labeling is an important part of the packaging process to ensure the right medication is packaged and delivered to the right facility and, ultimately, the right patient. Drug specific, bar code scannable labels are affixed on many different types of packages prior to them being dispensed.
We provide a windows-based computer program that utilizes an extensive drug image database to produce a wide variety of medication labels on multiple printers. We also provide printers and related consumables.
Medication Management Solutions
Medication management systems are becoming an integral part of long-term care facilities to manage narcotics, emergency medications and medications that are needed in a short period of time. Currently, most facilities rely on manual systems that do not provide the level of security, accountability and efficiencies that are attainable with the use of automation. When automation is implemented, pharmacies benefit by helping their customer facilities meet regulatory requirements and improve the response time. Patients benefit by having access to medications immediately with minimized medication errors. We offer specialized versions of the OmniRx medication control solution that is utilized by institutional pharmacies to provide their customers with secure medication management of narcotics,, emergency medications, and medications that are needed in a short period of time.
Sales and Distribution
We sell our Acute Care and Non-Acute Care solutions primarily in the United States and Canada. Approximately 89% of our product revenue for 2013 was generated in those markets. For the years ended December 31, 2013, 2012 and 2011, no single customer accounted for greater than 10% of our revenues. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end user customers with the exception of some distribution of Non-Acute Care consumables. Outside the United States and Canada, we field a direct sales force for Non-Acute Care products in the United Kingdom and Germany. For other geographies where we sell Non-Acute Care products, and for all Acute Care products sold outside the United States and Canada, we sell through distributors and resellers. Our foreign operations are discussed in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on From 10-K under the heading "Geographic Risk." As of December 31, 2013, our combined direct, corporate and international distribution sales teams consisted of approximately 184 staff members. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Acute Care or Non-Acute Care product lines. Our corporate sales team focuses on large IDNs, group purchasing organizations ("GPOs"), and the U.S. government.

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
We have contracts with GPOs that enable us to sell our automation systems to GPO‑member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include AmeriNet, Inc., Broadlane, Inc., Carolina Shared Services, LLC, Child Health Corporation of America, HealthTrust Purchasing Group, L.P., MedAssets Supply Chain Systems, Novation LLC, Premier Purchasing Partners, L.P., and Resources Optimization & Innovation. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products.
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
We offer telephone technical support through our technical support centers in Illinois and Florida. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers' service issues can be addressed either over the phone or by our support center personnel utilizing their on-hand remote diagnostics tools. In addition, we utilize remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international sales team handles direct sales to non-acute healthcare facilities in the United Kingdom and Germany, and handles sales, installation and service to non-acute healthcare facilities through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our international sales team handles sales, installation and service to all acute care customers outside the US and Canada through distribution partners. We have been involved in a growing number of new installations in international markets and expect to continue growing our business in light of the expected increase in global demand for hospital automation solutions. In 2011, we announced the introduction of a Mandarin based-product in the People's Republic of China and a comprehensive agreement with a Chinese-based company to distribute the product. Our products are also available in a variety of other languages.
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
Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis, Rowa, and PhACTs), Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., Jones Packaging Ltd., Manrex Ltd, Synergy Medical Systems, and WebsterCare outside the United States.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2014 and 2030.
All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyStock, eMTS Medication Technologies, the MTS Medication Technologies logo, Medlocker, AccuFlex, Pandora, OnDemand, RxMap, Suremed, and OnDemand400 for RxMap. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We utilize industry‑standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California; Nashville, Tennessee; and St. Petersburg, Florida. Research and development expenditures were $29.1 million, $23.7 million and $22.0 million in 2013, 2012 and 2011, respectively.
Employees
As of December 31, 2013, we had a total of 1,134 employees. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional‑specific positions to meet the evolving needs of our marketplace while controlling costs. To our knowledge, none of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
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
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. As of December 31, 2013 and 2012, our backlog was $180 million and $155 million, respectively.
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
Executive Officers of the Registrant
The following table sets forth certain information as of March 7, 2014 about our executive officers:

Name	Age	Position
Randall A. Lipps	56	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	48	Executive Vice President, Field Operations
Robin G. Seim	54	Executive Vice President Finance, Administration and Manufacturing, Chief Financial Officer
Dan S. Johnston	50	Executive Vice President and General Counsel
Nhat H. Ngo	41	Executive Vice President, Strategy and Business Development
Marga Ortigas-Wedekind	52	Executive Vice President, Global Marketing and Product Development
Jorge R. Taborga	54	Executive Vice President, Engineering

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
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including any effects of fiscal budget balancing at the federal level, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates and our operating results could be materially and adversely affected.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis, Rowa, and PhACTs), Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Surgichem Ltd., Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to, the following:

•	certain competitors may offer or have the ability to offer a broader range of solutions in the marketplace that we are unable to match;

•	certain competitors may develop alternative solutions to the customer problems our products are designed to solve that may provide a better customer outcome or a lower cost of operation;

•	certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

•	competitive pressures could result in increased price competition for our products and services, fewer customer orders and reduced gross margins, any of which could harm our business;

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
The healthcare industry has faced, and will likely continue to face, significant financial constraints. US government legislation such as the American Recovery and Reinvestment Act in 2009, the Patient Protection and Affordable Care Act in 2010, the Budget Control Act of 2011, and other health reform legislation may cause customers to postpone purchases of our products while they make changes to their operations to meet the requirements of this legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent healthcare spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in December 2013, we entered into a share purchase agreement with Bupa Care Homes (CFG) Plc ("Bupa") to acquire Surgichem Limited, a wholly-owned subsidiary of Bupa. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
Approximately 18% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including China and the Middle East. Our international operations subject us to a variety of risks, including:

•	our reliance on distributors for the sale and post-sale support of our automated dispensing systems outside the United States and Canada;

•	the difficulty of managing an organization operating in various countries;

•	political sentiment against international outsourcing of production;

•	reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes;

•	changes in foreign regulatory requirements;

•
the requirement to comply with a variety of international laws and regulations, including privacy, labor, import, export, environmental standards, tax, anti-bribery and employment laws and changes in tariff rates;

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
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer's larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.

In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenue for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer's site, any delay in installation by our customers will also cause a delay in the recognition of the revenue for that system.
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
During November 2012, an Omnicell electronic device containing medication dispensing cabinet log files from three health system customers was stolen from an Omnicell employee's locked vehicle. The files on this device contained certain protected patient health information related to medication dispensing transactions from our medication dispensing cabinets over a one to three-week period, downloaded by the employee while troubleshooting software for the hospitals. This loss resulted in a putative class action complaint being filed against us and certain of our customers in the United States District Court for the District of New Jersey in March 2013 alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. In December 2013, the court issued an order dismissing the plaintiff's complaint without prejudice. The plaintiff failed to file an appeal of the court's decision by the January 27, 2014 deadline. There is no guarantee that, if we are involved in any similar litigation in the future, such an outcome will result. Any similar unauthorized disclosure of personal health information could cause us to experience contractual indemnification obligations under business associate agreements with certain customers, litigation against us, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA or other privacy or security laws, we may be subject to significant fines, penalties and other sanctions.
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
Covenants in our credit agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected.

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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we obtained approval at our 2013 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
In the past, we have experienced substantial fluctuations in customer demand, and we cannot be sure that we will be able to respond proactively to future changes in customer demand.
Our ability to adjust to fluctuations in our revenue while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If our revenue increases or decreases rapidly, we may not be able to manage these changes effectively. Future growth is dependent on the continued demand for our products, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis.

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
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment and coordination on the part of our customers and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business. Also, these information systems are impacted by regulatory forces, such as the HITECH Act, Meaningful Use Stages, and HIPAA Omnibus Rules, and may evolve their interoperability functionality accordingly. We expect to comply with the mandatory standards and certifications that enable us to continuously interoperate with partner information system, but such symbiotic evolution in a changing regulatory environment can at times create an execution risk.
Additionally, our competitors may enter into agreements with providers of hospital information management systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services. Furthermore, we expect the importance of interoperability to increase in the next few years.  Regulations such as the HITECH Act Meaningful Use Stage 3 are expected to heavily focus on evidence and outcomes. Given our role in care delivery process, the data generated by our products may be a key input for assessing and reporting on clinical outcomes. This may elevate interoperability with information systems to a relative importance to our customers creating a business opportunity and risk.
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

•	the relative proportions of revenues we derive from products and services;

•	fluctuations in the percentage of sales attributable to our international business;

•	our customers' budget cycles;

•	changes in our operating expenses and our ability to stabilize expenses;

•	expenses incurred to remediate product quality or safety issues

•	our ability to generate cash from our accounts receivable on a timely basis;

•	the performance of our products;

•	changes in our business strategy;

•	macroeconomic and political conditions, including fluctuations in interest rates, tax increases and availability of credit markets; and

•	volatility in our stock price and its effect on equity-based compensation expense.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of December 31, 2013, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the twelve months ended December 31, 2013, our common stock traded between $14.68 and $25.89 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
The conflict minerals provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established new disclosure and reporting requirements for those companies that use "conflict minerals" mined from the Democratic Republic of Congo and adjoining countries, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, we may take actions to change materials or designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten and gold used in our products, including components we purchase from third parties, and to audit our conflict minerals disclosures. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of December 31, 2013, the balance of our unsold leases to U.S. government customers was $12.8 million.
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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At December 31, 2013, we had options outstanding to purchase approximately 3.1 million shares of our common stock at exercise prices ranging from $6.40 to $29.16 per share, at a weighted-average exercise price of $15.10 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our headquarters is located in leased facilities in Mountain View, California. In addition, we maintain leased office space in California, Florida, Illinois, Tennessee, and the United Kingdom. The following is a list of our leased facilities and their primary functions.

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Non-Acute Care	132,500
Mountain View, California	Administration, marketing, and research and development	Acute Care	100,000
Milpitas, California	Manufacturing	Acute Care	46,000
Waukegan, Illinois	Technical support and training	Acute Care	38,000
Nashville, Tennessee	Research and development and marketing	Acute Care	25,000
Leeds, United Kingdom	Sales, marketing and distribution center	Acute Care and Non-Acute Care	16,500

    We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.
    We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, see Note 12, Commitments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 13, Contingencies, of the Notes to Consolidated Financial Statements in Part II, Item 8 included in this Annual Report on Form 10-K is incorporated herein by reference.
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

Fiscal Year Ended December 31, 2013	High	Low
Fourth Quarter	$25.89	$20.88
Third Quarter	$25.22	$19.29
Second Quarter	$20.88	$17.01
First Quarter	$20.00	$14.68

Fiscal Year Ended December 31, 2012	High	Low
Fourth Quarter	$16.13	$12.61
Third Quarter	$15.03	$12.33
Second Quarter	$15.51	$12.74
First Quarter	$17.94	$14.10
As of March 7, 2014 we had approximately 36,362,249 shares of common stock outstanding held by approximately 130 stockholders of record.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Omnicell, Inc., the NASDAQ Composite Index, and the NASDAQ Health Services Index (1)

_________________________________________________
*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Omnicell, Inc.	100.00	95.74	118.35	135.30	121.79	209.09
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Health Services	100.00	118.31	122.82	111.62	117.99	163.12
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

Share Repurchase Programs
The following table presents a summary of our stock repurchase activity in the fourth quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2013 to October 31, 2013	—	—	—	$50,000,000
November 1, 2013 to November 30, 2013	251,618	$23.40	251,618	$44,111,304
December 1, 2013 to December 31, 2013	633,027	$23.77	633,027	$29,064,093
(1) Shares purchased under the 2012 Stock Repurchase Program
(2) These shares reflect the available shares authorized for repurchase under the 2012 Stock Repurchase Program.
Refer to Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding our 2012 Stock Repurchase Program.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Total revenues	$380,585	$314,027	$245,535	$222,407	$213,457
Gross profit	$203,399	$170,588	$135,784	$117,917	$105,221
Income from operations(1)	$35,299	$27,126	$16,222	$9,526	$669
Net income	$23,979	$16,178	$10,389	$4,892	$444
Net income per share:
Basic	$0.69	$0.49	$0.31	$0.15	$0.01
Diluted	$0.67	$0.47	$0.30	$0.15	$0.01
Shares used in per shares calculations:
Basic	34,736	33,307	33,123	32,651	31,691
Diluted	35,777	34,213	34,103	33,513	32,063
Cash dividends declared per share	$—	$—	$—	$—	$—

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Total assets	$492,501	$441,819	$363,849	$343,224	$322,260
Long-term obligations, net of current portion	$51,100	$51,192	$20,305	$19,846	$21,405
Total stockholders' equity	$348,997	$307,550	$282,914	$265,214	$242,304

_______________________________________________________________________________
(1) Income from operations includes the following items:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Share-based compensation expense	$11,151	$9,214	$9,499	$9,015	$9,725
The amounts shown above include the operating results from the acquisition of MTS Medication Technologies, Inc. from May 21, 2012 and Pandora Data Systems, Inc. ("Pandora") from September 29, 2010.
The selected consolidated financial data above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data above for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data at December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data above for the year ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share data) (unaudited)
2013
Total revenues	105,750	94,039	93,686	87,110
Gross profit	56,624	52,040	49,368	45,367
Income from operations	11,055	10,717	9,359	4,169
Net income	$6,823	$7,755	$6,016	$3,385
Net income per share:
Basic(1)	$0.19	$0.22	$0.17	$0.10
Diluted(1)	$0.19	$0.21	$0.17	$0.10

	Quarters Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share data) (unaudited)
2012
Total revenues	90,169	84,331	75,384	64,143
Gross profit	49,376	46,087	39,376	35,749
Income from operations	9,834	11,226	2,431	3,635
Net income	$5,532	$6,920	$1,375	$2,351
Net income per share:
Basic(1)	$0.17	$0.21	$0.04	$0.07
Diluted(1)	$0.16	$0.20	$0.04	$0.07
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
Overview
We are a leading provider of automated solutions for medication and supply management in healthcare. We believe our products improve healthcare for everyone, and it is our mission to continue improving healthcare with solutions that change the practice of healthcare in ways that improve patient and provider outcomes. Our automation and analytics solutions are designed to enable healthcare facilities to acquire, manage, dispense and administer medications and medical-surgical supplies and are intended to enhance patient safety, reduce medication errors, reduce operating costs, improve workflow and increase operational efficiency. We sell our medication control systems together with related consumables and services, and medical and surgical supply control systems. We generate approximately 89% of our product revenue in the United States and Canada. However, we expect our revenue from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
We manage our business in two segments defined by customer type: products and services sold to hospital customers are designated as our Acute Care segment, and products and services sold outside the hospital setting are designated as our Non-Acute Care segment. Our Acute Care segment has been the predominant market for our products since the founding of the company in 1992 and today comprises approximately 75% of our overall business. The Non-Acute Care segment became a significant portion of our business in May 2012, when we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. The acquisition aligns us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. The combination of Omnicell and MTS brought capabilities to each other that strengthened the product lines and expanded the medication management coverage of both companies. In addition to MTS medication adherence packaging systems, we now also sell other products into non-acute care customers as a result of increased access to these customers through the acquisition. Please refer to Note 2, Business Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the acquisition transaction and Note 17, Segments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the results for both the Acute Care and Non-Acute Care segments.
The healthcare market we sell to is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have invested in strategies which we believe have generated our revenue and earnings growth by directly supporting our customers’ initiatives. These strategies include:

•
Development of differentiated products. We invest in the development of products that we believe bring patient safety and workflow efficiency to our customers’ operations that they cannot get from other competing solutions. These differentiators may be as small as how a transaction operates or information provided on a report or as large as the entire automation of a workflow that would otherwise be completed manually. We intend to continue our focus on differentiating our products, and we carefully assess our investments regularly as we strive to assure those investments provide the solutions most valuable to our customers.

•
Deliver our solutions to new markets. Areas of healthcare where work is done manually may benefit from our existing solutions. These areas include hospitals that continue to utilize manual operations, healthcare segments of the US market outside hospitals, and markets outside the US. We weigh the cost of entering these new markets against the expected benefits and focus on the markets that we believe are most likely to adopt our products.

•
Expansion of our solutions through acquisitions and partnerships. Our acquisitions have generally been focused on automation of manual workflows or data analytics, which is the enhancement of data for our customers’ decision-

making processes. We believe that expansion of our product lines through acquisition and partnerships to meet our customers changing and evolving expectations is a key aspect to our historical and future success.
Since the sales cycle for many of our products can be as long as two years, and the installation cycle can be up to another year, the results of operations in 2013 were heavily influenced by our investment decisions that were made several years ago. We believe those investments are directly attributable to our revenue growth of 21% and our net income growth of 48% in 2013 as compared to 2012. Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011 which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 37.0% of our acute care installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our Sales, General, and Administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: China, where we made a Mandarin version of our automated dispensing systems available in 2011, the Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in the United Kingdom where, in the third quarter of 2012, we purchased 15% of our United Kingdom distributor’s outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor recognized in our financial statements for the year ended December 31, 2013 was immaterial. We have also expanded our sales efforts to non-acute care customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012 and a recently announced, but not completed, potential acquisition of Surgichem Limited from Bupa Care Homes (CFG) Plc. Surgichem is a provider of medication adherence products in the United Kingdom. If completed, the combination of Surgichem with Omnicell is expected to enable both entities to sell their lines of proven multi- and single-dose products across a broader medication adherence packaging market in the United Kingdom. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three leg strategy of differentiated products, expansion into new markets, and acquisition and partnership in future periods will be based on, among other factors:

•
Our expectation that the overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase, the quality and availability of healthcare services increases;

•
Our expectation that the environment of increased patient safety awareness, increased regulatory control and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities; and

•	Our belief that healthcare customers will continue to value a consultative customer experience from their suppliers.
Among other financial measures, we utilize product bookings and product backlog to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within 12 months and generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased 23%, from $266 million in 2012 to $328 million in 2013, driven in part by a full year of contribution from the acquisition of MTS and the success of our growth strategies in differentiated products and new markets. As a result of our bookings performance, our product backlog, consisting of orders accepted but not yet installed, increased $25 million, or 16.0%, to $180 million at December 31, 2013 from $155 million as of December 31, 2012. The increase in backlog is primarily attributable to our Acute Care segment.
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our long-term liabilities include long-term deferred service revenue of $18 million as of December 31, 2013, and $20 million as of December 31, 2012. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practice of healthcare in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2014, we also intend to manage our business to operating profit margins similar to those achieved in 2013. Our full time headcount of 1,134 on December 31, 2013, which is an increase of 45 from 2012, is dedicated to bringing our strategies to bear in all the markets we participate in.
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
Revenue recognition.  We earn revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services that are sold in the healthcare industry, our principal market. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:

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

•
Delivery has occurred.  Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install our equipment at end user customer facility, we recognize revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met since we do not allow for rights of return or refund. For new distributors, where we have not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install our equipment at the end user facility. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis.We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of the selling price for our post-installation technical support services and professional services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable (an "Element") on the basis of its estimated selling price. In addition, the amount recognized for any delivered Elements cannot exceed that which is contingent upon delivery of any remaining Elements in the arrangement.
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
Valuation and impairment of goodwill, other intangible assets and other long lived assets. We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"). For the initial recognition and measurement of Goodwill and Intangibles resulting from acquisitions, we use the guidance in ASC 805, Business Combinations.
Under ASC 350, goodwill and intangible assets with an indefinite life are not subject to amortization but are tested for impairment at least annually or more frequently if indicators of impairment warrant. ASC 350 defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The provisions of ASC 350 require that an entity assign its recorded goodwill to each of its reporting units and test each reporting unit's goodwill for impairment. We have determined that we have two reporting units: the Acute Care and the Non-Acute Care segments.
In accordance with ASC 350, we have the option, in any period, to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill, or bypass this qualitative assessment and proceed directly to performing the two-step goodwill impairment test. The first step ("step 1") involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill, to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying value, there is no indication of impairment and no further test is required. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is required to be performed to measure the amount of impairment.
In the fourth quarter of 2013, we elected to perform step 1 to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts. While the ultimate responsibility rests with management, we engaged the services of an independent, third-party valuation specialist to assist in determining the fair values of our reporting units. We used a combination of a discounted cash flow model (“DCF”) which utilizes the present value of cash flows to estimate fair value (also known as the income approach) and comparisons to publicly traded companies’ market multiples (also known as the market approach).
Under the DCF model, the future cash flows for our reporting units were projected based on management’s projections, at that time, of future revenues, operating income and other factors such as working capital and capital expenditures. We also took into account market factors and industry conditions affecting our business. We used significant judgment to estimate the amount and timing of future cash flows from our reporting units and the relative risk of achieving those cash flows. Forecasts of future operations require management to make assumptions and are based, in part, on operating results and our expectations as to future market conditions. The discount rate used in our DCF model was based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific reporting unit risks (primarily the risk of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the respective cash flows for both reporting units to arrive at estimates of fair value under the income approach. The estimated fair values of our reporting units determined under the income approach exceeded their carrying values.
We used the market approach to corroborate the values estimated under the income approach. Under the market approach, we estimated the fair values of our reporting units based on financial information on companies that we deemed were comparable to our business. We made judgments about the comparability of publicly traded companies engaged in similar businesses. We based our judgments on factors such as size, growth rates, profitability, and risk. Based on publicly available information, we calculated the comparable companies’ market multiples of earnings before interest, taxes, depreciation and amortization, and stock option expense and factored in a control premium. The estimated fair values of our reporting units determined under the market approach exceeded their carrying values.
Finally, we compared the estimated fair values of our reporting units to our September 30, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined for both our reporting units was reasonable. In each case, the estimated fair values of our reporting units exceeded their respective carrying values and, as such, we concluded that goodwill assigned to our Acute Care and Non-Acute Care segments was not impaired. In addition, we did not note any indications of goodwill impairment as of December 31, 2013.

In 2012, we opted to perform a qualitative assessment of factors to determine if goodwill had been impaired as of December 31, 2012. For both the Acute Care and Non-Acute Care segments, we considered the following qualitative factors:

•	Macroeconomic conditions such as general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates or other developments in equity and credit markets;

•
Industry and market considerations such as changes in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;

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

Upon completion of our qualitative assessment conducted in the fourth quarter of 2012, we concluded that it was more likely than not that the fair values of both the Acute Care and Non-Acute Care segments exceeded their carrying values including the respective amounts of goodwill. In addition, management did not note any other indicators of goodwill impairment as of December 31, 2012.
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
Accounting for income taxes.    We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Recently Adopted Accounting Standards
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. We adopted this guidance in the first quarter of 2013, without any impact to our financial position, operating results or cash flows.
Recently Issued Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We will adopt the amendments in ASU 2013-11 in the first quarter of 2014, and do not expect the adoption to have a material impact on our financial position, operating results or cash flows.

Results of Operations

	Years Ended December 31,
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
	(in thousands, except percentages)
Revenues:
Product revenues	$307,189	80.7%	$247,654	78.9%	$185,864	75.7%
Service and other revenues	73,396	19.3%	66,373	21.1%	59,671	24.3%
Total revenues	380,585	100.0%	314,027	100.0%	245,535	100.0%
Cost of revenues:
Cost of product revenues	144,997	38.1%	112,369	35.8%	79,567	32.4%
Cost of service and other revenues	32,189	8.5%	31,070	9.9%	30,184	12.3%
Total cost of revenues	177,186	46.6%	143,439	45.7%	109,751	44.7%
Gross profit	203,399	53.4%	170,588	54.3%	135,784	55.3%
Operating expenses:
Research and development	29,105	7.6%	23,726	7.6%	22,042	9.0%
Selling, general and administrative	138,995	36.5%	119,736	38.1%	97,520	39.7%
Income from operations	35,299	9.3%	27,126	8.6%	16,222	6.6%
Interest and other income (expense), net	(270)	(0.1)%	(51)	—%	(133)	(0.1)%
Income before provision for income taxes	35,029	9.2%	27,075	8.6%	16,089	6.6%
Provision for income taxes	11,050	2.9%	10,897	3.5%	5,700	2.3%
Net income	$23,979	6.3%	$16,178	5.2%	$10,389	4.2%

The consolidated operating results presented above include the operating results of MTS since May 21, 2012, the date of acquisition, and are included as part of the Non-Acute Care segment.

Product Revenues, Cost of Product Revenues and Gross Profit
The table below shows our product revenues, cost of product revenues and gross profit for the years ended December 31, 2013, 2012 and 2011 and the change between those years (in thousands, except percentages):

	Years Ended December 31,			2013 to 2012		2012 to 2011
				Change in		Change in
	2013	2012	2011	$	%	$	%
Product revenues	$307,189	$247,654	$185,864	$59.5	24.0%	$61.8	33.2%
Cost of product revenues	144,997	112,369	79,567	32.6	29.0%	32.8	41.2%
Gross profit	$162,192	$135,285	$106,297	$26.9	19.9%	$29.0	27.3%
2013 compared to 2012
Product revenues. The overall increase in product revenues was primarily driven by a full twelve month contribution of MTS activities as a part of our Non-Acute Care segment, which contributed $91.0 million during the period. This compared to $50.3 million in the same twelve month period in 2012 in which we owned MTS only after May 21, 2012. Our Acute Care segment contributed $216.2 million in product revenues in 2013 compared to $197.4 million in 2012. The growth in our Acute-Care segment was driven by increased customer receptivity to our products due to product differentiation and entrance into new markets.
We anticipate our revenues will continue to increase in 2014 compared to the same periods in 2013, as we fulfill our existing orders. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete and our ability to meet customer needs by providing a quality installation experience and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Cost of product revenues. The increase in cost of product revenues was primarily a result of a full year of Non-Acute Care product costs of $52.0 million as compared to $30.6 million in the same period a year ago. Our Acute Care product cost increased by $11.2 million primarily driven by increased revenues and unfavorable changes in product mix.
Gross profit. The increase in gross profit on product revenue was primarily a result of the contribution from our Non-Acute Care segment described above, as well as increased gross profits in our Acute Care segment, driven primarily by increased customer installations as a result of increased customer acceptance of our product differentiation . Gross profit as a percentage of product revenues decreased to 52.8% in 2013 as compared to 54.6% in 2012. The decrease in gross profit as a percentage of product revenue was primarily due to the increased mix of Non-Acute Care segment, which carries a lower gross profit as a percentage of revenue, for the entire year of 2013 versus a portion of 2012.
For 2014, we do not anticipate any significant fluctuations in our gross profit and gross profit as a percentage of revenue beyond normal fluctuations caused by changes in product mix.
2012 compared to 2011
Product revenues. The overall increase in product revenues was driven by revenue derived from MTS subsequent to its acquisition by Omnicell during the second quarter of 2012 and by the increased installations of automation products, including customer product upgrades using our G4 platform.
Cost of product revenues. The increase in cost of product revenues was primarily a result of Non-Acute Care product costs of $30.6 million, which included $1.7 million of acquisition-related charges primarily associated with the step-up to the estimated fair value of inventory acquired from MTS and consumed in the normal manufacturing cycle of our business. The increase in Acute Care product revenue and favorable change in product mix resulted in a modest increase of $2.2 million in costs.
Gross profit. The increase in gross profit on product revenue was primarily a result of the contribution from our Non-Acute Care segment described above, as well as increased gross profits in our Acute Care segment, which was driven by revenue growth and by favorable product mix. In addition, gross profit as a percentage of product revenues decreased to 54.6% in 2012 as compared to 57.2% in 2011. The decrease in gross profit as a percentage of product revenue was due to the addition of lower Non-Acute Care segment gross profit as a percent of revenue following the acquisition of MTS, which drove the overall gross profit as a percentage of revenue down. The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and, accordingly, has not been discussed separately.
Service and Other Revenues, Cost of Service and Other Revenues and Gross Profit
Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The table below shows our service and other revenues, cost of service and other revenues and gross profit for the years ended December 31, 2013, 2012 and 2011 and the change between those years (in thousands, except percentages):

	Years Ended December 31,			2013 to 2012		2012 to 2011
				Change in		Change in
	2013	2012	2011	$	%	$	%
Service and other revenues	$73,396	$66,373	$59,671	$7.0	10.6%	$6.7	11.2%
Cost of service and other revenues	32,189	31,070	30,184	1.1	3.6%	0.9	2.9%
Gross profit	$41,207	$35,303	$29,487	$5.9	16.7%	$5.8	19.7%

2013 compared to 2012
Service and other revenues. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts, as well as a $1.3 million increase attributable to the Non-Acute segment. Our Non-Acute Care segment contributed $4.9 million to services and other revenues in 2013 compared to $3.6 million in 2012 driven by services for MTS branded products after the acquisition of MTS in 2012. Our Acute Care segment contributed $68.5 million in service and other revenues in 2013 compared to $62.8 million in 2012.
Cost of service and other revenues. The increase in cost of service and other revenues was primarily a result of the aforementioned addition of our Non-Acute Care segment of $2.3 million, which increased $1.1 million due to twelve full months of costs. The Acute Care segment service costs stayed flat as compared to 2012.
Gross profit. The increase in gross profit and gross margin percentage on service and other revenues was due to increased revenues from an expanded installed base attributable to our Acute Care segment with nominal growth in service costs as a result of service cost reduction efforts throughout 2013.
We expect our service and other revenues and the associated costs to continue to increase in 2014 with the continued expansion of our installed base of automation systems and service and maintenance contracts.
2012 compared to 2011
Service and other revenues. The increase in service and other revenues was primarily the result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts and, in addition, a $1.9 million increase attributable to the Non-Acute segment.
Cost of service and other revenues. The increase in cost of service and other revenues were primarily a result of the aforementioned addition of our Non-Acute Care segment of $1.2 million, offset by a $0.3 million decrease in the Acute Care segment service costs due to lower costs incurred related to advance replacement of material covered under maintenance contracts.
Gross profit. The increase in gross profit on service and other revenues was due to increased revenues from an expanded installed base attributable to our Acute Care segment with nominal growth in service costs as a result of service cost reduction efforts throughout 2012.
The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and, accordingly, has not been discussed separately.
Operating Expenses
The table below shows our operating expenses for the years ended December 31, 2013, 2012 and 2011 and the change between those years (in thousands, except percentages):

	Years Ended December 31,			2013 to 2012		2012 to 2011
				Change in		Change in
	2013	2012	2011	$	%	$	%
Research and development	$29,105	$23,726	$22,042	$5.4	22.7%	$1.7	7.6%
Selling, general and administrative	138,995	119,736	97,520	19.3	16.1%	22.2	22.8%
Total operating expenses	$168,100	$143,462	$119,562	$24.6	17.2%	$23.9	20.0%
2013 compared to 2012
Research and development.    Research and development expenses represented 7.6% of total revenues for both years 2013 and 2012. The overall increase in research and development expense reflects an increase of $6.0 million mainly attributable to the Non-Acute Care segment and includes a $1.8 million write-off of previously capitalized software development costs, discussed further in Note 18, "Asset Impairment" of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, a $0.3 million charge related to a management reorganization within the Non-Acute Care segment in the first quarter of 2013, and the inclusion of MTS headcount, consulting and other related activities for a full twelve months in the 2013 period as compared with the prior period. Research and development expenses attributable to the Acute Care segment were relatively flat as compared with the year-ago period.

We expect research and development expenses to increase in 2014 as we continue to invest in new products and services, but stay relatively flat as a percentage of revenues. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs in any given quarter.
Selling, general and administrative.    Selling, general and administrative expenses represented 36.5% and 38.1% of total revenues in 2013 and 2012, respectively. The increase in selling, general and administrative expenses was primarily due to an increase in the Non-Acute Care selling, general and administrative expenses of $14.3 million representing the overall expenses incurred due to the inclusion of MTS activities for a full twelve months in 2013 as compared with 2012. 2013 also includes higher expenses associated with medication dispensing cabinet sales to Non-Acute Care customers. The Acute Care segment increase of $5.0 million was primarily due to $5.0 million in headcount-related expenses including higher commissions as a result of higher revenues, $2.9 million in facility and depreciation expenses for our new corporate headquarters and manufacturing buildings occupied in late 2012, $1.8 million increase in consulting and professional fees, $0.6 million in travel, entertainment, promotional, office and trade show related expenses, $0.4 million in GPO fees associated with higher collections and sales volume for GPO-affiliated customers, partially offset by a decrease of $2.3 million of costs associated with the acquisition of MTS in 2012 that did not repeat in 2013 and a decrease of $3.7 million in allocations due to higher corporate allocation to the Non-Acute segment noted above.
We anticipate selling, general and administrative expenses as a percent of revenues to be stable for the full year of 2014, but this estimate could be impacted by ongoing business development activities and external, macro-economic factors.
2012 compared to 2011
Research and development.    Research and development expenses represented 7.6% and 9.0% of total revenues in 2012 and 2011, respectively.
The overall increase in research and development expenses was due to an increase of $1.8 million attributable to the Non-Acute Care segment since the acquisition of MTS in the second quarter of 2012, partially offset by an overall decrease of $0.1 million attributable to the Acute Care segment.
Selling, general and administrative.    Selling, general and administrative expenses represented 38.1% and 39.7% of total revenues in 2012 and 2011, respectively.
This increase in selling, general and administrative expenses was primarily due to the addition of Non-Acute Care selling, general and administrative expenses of $13.2 million since the acquisition of MTS in the second quarter of 2012. Increases in Acute Care segment selling, general and administrative expenses were primarily due to a $7.5 million increase in costs associated with compensation and related benefits, $2.3 million in transaction and integration expenses related to the acquisition of MTS, $1.6 million in facility expenses due the relocation to our new buildings late in 2012 and an increase of $1.2 million in bad debt expense primarily related to a $0.6 million recovery in 2011 as compared to a $0.6 million expense in 2012. These increases were partially offset by a $1.4 million decrease in third party consulting expenses and a $1.0 million decrease in legal expenses primarily related to the settlement of litigation in 2011.
The Non-Acute Care segment information was immaterial in the periods ended December 31, 2011 and, accordingly, has not been discussed separately.
Interest and other income (expense), net
The table below shows our interest income and other expense for the years ended December 31, 2013, 2012 and 2011 and the change between those years (in thousands, except percentages):

	Years Ended December 31,			2013 to 2012		2012 to 2011
				Change in		Change in
	2013	2012	2011	$	%	$	%
Interest income	$30	$77	$266	$(47.0)	(61.0)%	$(189.0)	(71.1)%
Interest expense	(122)	(29)	(62)	93.0	320.7%	33.0	(53.2)%
Other income (expense)	(178)	(99)	(337)	79.0	79.8%	(238.0)	(70.6)%
Interest and other income (expense), net	$(270)	$(51)	$(133)	$219.0	429.4%	$82.0	(61.7)%

2013 compared to 2012
Other income (expense) increased in 2013 primarily due to unfavorable effects of exchange rate fluctuations in 2013 between the Canadian and U.S. dollar as compared to a lesser impact in 2012.
2012 compared to 2011
Cash, cash equivalents and short-term investments decreased by $137.6 million during 2012, primarily due to our acquisition of MTS. This and the continued reduction in interest rates resulted in a 71.1% decline in interest income earned compared to 2011.
Other income (expense) decreased in 2012 primarily due to unfavorable effects of exchange rate in 2011 between Indian rupees and U.S. dollars as compared to an immaterial impact in 2012.
Income Taxes
The table below shows the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 and the changes between those years (in thousands, except percentages).

	Years Ended December 31,			2013 to 2012		2012 to 2011
				Change in		Change in
	2013	2012	2011	$	%	$	%
Provision for income taxes	$11,050	$10,897	$5,700	$153	1.4%	$5,197	91.2%
We recorded a provision for income taxes of approximately $11.1 million and an effective tax rate of 31.6% for the year ended December 31, 2013 compared to $10.9 million and an effective tax rate of 40.3% for the year ended December 31, 2012. The 2013 annual tax rate differed from the statutory tax rate of 35% primarily due to the favorable impact of the Section 199 domestic production activity deduction, as well as the reinstatement of the federal research credit in January 2013, retroactive to 2012. The decrease in the annual effective tax rate as compared to 2012 was primarily due to the aforementioned reinstatement of the federal research credit, a favorable mix in our domestic sales which decreased state apportionment factors in certain states, and the absence of non-deductible acquisition costs in 2013 that were incurred in 2012 as a result of the MTS acquisition.
We recorded a provision for income taxes of approximately $10.9 million and an effective tax rate of 40.3% for the year ended December 31, 2012 compared to $5.7 million and an effective tax rate of 35.4% for the year ended December 31, 2011. The increase in the annual effective tax rate as compared to 2011 was primarily due to the expiration of the federal research and development credit after 2011 and non-deductible acquisition costs and equity charges, partially offset by an increase in the domestic production activity deduction.
Refer to Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of factors affecting our ability to realize deferred tax assets.
Liquidity and Capital Resources
Cash Flows
The table below shows our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$55,263	$39,484	$31,243
Net cash used in investing activities	(20,452)	(168,711)	(13,066)
Net cash provided by (used in) financing activities	7,374	(232)	(1,840)
Effect of exchange rate changes on cash and cash equivalents	33	10	(210)
Net increase (decrease) in cash and cash equivalents	$42,218	$(129,449)	$16,127

2013 compared to 2012
Net cash provided by operating activities.    Net cash provided by operating activities increased by $15.8 million in 2013 as compared to 2012. The major drivers increasing operating cash flow were an increase of $7.8 million in net income, a decrease of $5.9 million in sales-type leases, a decrease of $5.7 million in accounts receivable as a result of collection efforts, an increase of $5.0 million in non-cash expenses for depreciation and amortization primarily due to our new corporate headquarters and manufacturing site, and a decrease of $4.5 million in other assets. Partially offsetting these increases in sources of operating cash flows were an increase of $7.9 million in inventories, and a decrease of $7.4 million in deferred gross profit.
Net cash used in investing activities.    Net cash used in investing activities decreased by $148.3 million in 2013 as compared to 2012, primarily due to a decrease in acquisition activity in 2013.
Net cash provided by financing activities.    Net cash provided by financing activities represented an increase in cash of $7.6 million in 2013 as compared to 2012. The increase was primarily driven by an increase of $15.7 million in cash provided from shares issued under employee stock option exercises and stock purchase plans which was partially offset by an increase of $8.6 million cash used in stock repurchases.
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
As described in Note 15, Stockholders' Equity, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on December 31, 2013, we had $29.0 million of remaining authorized funds to repurchase shares of our common stock under our stock repurchase program, which may, in the future, result in additional use of cash. We had cash and cash equivalents of $104.5 million at December 31, 2013 as compared to $62.3 million at December 31, 2012. As of December 31, 2013 and 2012, we had no short-term investments.
In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time which provides for a $75.0 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25.0 million in the aggregate. The Credit Agreement contains customary affirmative and negative covenants, and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at December 31, 2013. For additional details, please refer to Note 17, Credit Agreement, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under our $75.0 million Credit Agreement, will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash, and cash equivalents will suffice to fund the continued growth of our business.
Off-Balance Sheet Arrangements
As of December 31, 2013, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
Contractual Obligations
As of December 31, 2013, we had $49.2 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments. See Note 12, "Commitments," to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information with respect to these commitments.
The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases(1)(2)	$41,779	$5,787	$10,625	$8,765	$16,602
Commitments to contract manufacturers and suppliers(3)	7,382	7,382	—	—	—
Total(4)	$49,161	$13,169	$10,625	$8,765	$16,602
_______________________________________________________________________________

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $8.1 million, $5.7 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(4)
At December 31, 2013, we have recorded $5.0 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP, summarized under the section entitled "Critical Accounting Policies and Estimates" of this Annual Report on Form 10-K. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $5.0 million of uncertain tax position liabilities has not been included in the contractual obligations table above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are only exposed to market risk from changes in interest rates to the extent our interest income might decrease.
As of December 31, 2013, we had $104.5 million of cash and cash equivalents. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. The weighted interest rate for the fourth quarter of 2013 was less than 1.0%. Management considers this interest rate exposure to be immaterial.
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
Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (1992 framework) (the COSO Criteria). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst & Young LLP, has issued its attestation report on our internal control over financial reporting. Their report follows this Item 9A in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
The report required by this item is set forth below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Omnicell, Inc.
We have audited Omnicell, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO Criteria). Omnicell, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Omnicell Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Omnicell, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Omnicell Inc., and our report dated March 17, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
San Jose, California
March 17, 2014

ITEM 9B.    OTHER INFORMATION
None.
PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2014 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are included as part of this Annual Report on Form 10-K:
(1)All financial statements.

Index to Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F- 2
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F- 3
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F- 4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011	F- 5
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F- 7
Notes to Consolidated Financial Statements	F- 9
The foregoing additional financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II	F- 38
(2)Exhibits required by Item 601 of Regulation S-K.
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Omnicell, Inc.
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omnicell, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO Criteria) and our report dated March 17, 2014 expressed an unqualified opinion thereon.
                                                     /s/ Ernst & Young LLP
San Jose, California
March 17, 2014

OMNICELL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$104,531	$62,313
Accounts receivable, net of allowances of $490 and $722 at December 31, 2013 and December 31, 2012, respectively	58,597	55,116
Inventories	31,457	26,903
Prepaid expenses	18,883	15,392
Deferred tax assets	12,635	11,860
Other current assets	7,675	9,172
Total current assets	233,778	180,756
Property and equipment, net	35,254	34,107
Non-current net investment in sales-type leases	11,485	13,228
Goodwill	111,343	111,407
Other intangible assets	81,602	85,550
Non-current deferred tax assets	1,102	993
Other assets	17,937	15,778
Total assets	$492,501	$441,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,471	$18,255
Accrued compensation	19,604	11,613
Accrued liabilities	13,746	11,988
Deferred service revenue	22,626	20,449
Deferred gross profit	19,957	20,772
Total current liabilities	92,404	83,077
Non-current deferred service revenue	17,763	19,892
Non-current deferred tax liabilities	28,162	26,491
Other long-term liabilities	5,175	4,809
Total liabilities	143,504	134,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 41,840,298 and 35,003,677 shares issued and outstanding, respectively, at December 31, 2013 and 39,493,469 and 33,541,493 shares issued and outstanding, respectively, at December 31 2012	41	39
Treasury stock, at cost, outstanding: 6,836,621 and 5,951,976 shares at December 31, 2013 and 2012, respectively	(110,962)	(90,000)
Additional paid-in capital	421,232	382,844
Retained earnings	38,515	14,536
Accumulated other comprehensive income	171	131
Total stockholders’ equity	348,997	307,550
Total liabilities and stockholders’ equity	$492,501	$441,819
See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Product revenues	$307,189	$247,654	$185,864
Services and other revenues	73,396	66,373	59,671
Total revenues	380,585	314,027	245,535
Cost of revenues:
Cost of product revenues	144,997	112,369	79,567
Cost of services and other revenues	32,189	31,070	30,184
Total cost of revenues	177,186	143,439	109,751
Gross profit	203,399	170,588	135,784
Operating expenses:
Research and development	29,105	23,726	22,042
Selling, general and administrative	138,995	119,736	97,520
Total operating expenses	168,100	143,462	119,562
Income from operations	35,299	27,126	16,222
Interest and other income (expense), net	(270)	(51)	(133)
Income before provision for income taxes	35,029	27,075	16,089
Provision for income taxes	11,050	10,897	5,700
Net income	$23,979	$16,178	$10,389
Net income per share-basic	$0.69	$0.49	$0.31
Net income per share-diluted	$0.67	$0.47	$0.30
Weighted average shares outstanding:
Basic	34,736	33,307	33,123
Diluted	35,777	34,213	34,103

See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$23,979	$16,178	$10,389
Other comprehensive income:
Unrealized holding (losses) gains arising during the period	—	(1)	1
Changes in fair value of foreign currency forward hedges	(65)	65	—
Foreign currency translation adjustment	105	66	—
Other comprehensive income	40	130	1
Comprehensive income	$24,019	$16,308	$10,390

See Notes to Consolidated Financial Statements

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common		Treasury
	Shares	Stock Amount	Shares	Stock Amount	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2010	37,148,706	$37	(4,121,123)	$(65,064)	$342,272	$(12,031)	$—	$265,214
Net income	—	—	—	—	—	10,389	—	10,389
Other comprehensive income	—	—	—	—	—	—	1	1
Share repurchases	—	—	(889,511)	(12,573)	—	—	—	(12,573)
Share-based compensation	—	—	—	—	9,499	—	—	9,499
Common stock issued under stock option and stock award plans, net of employees' taxes paid related to restricted stock units	641,074	1	(43,174)	—	2,736	—	—	2,737
Issuance of stock under employee stock purchase plan	445,965	—	—	—	4,050	—	—	4,050
Income tax benefits realized from employee stock plans	—	—	—	—	3,597	—	—	3,597
Balance at December 31, 2011	38,235,745	$38	(5,053,808)	$(77,637)	$362,154	$(1,642)	$1	$282,914
Net income	—	—	—	—	—	16,178	—	16,178
Other comprehensive income	—	—	—	—	—	—	130	130
Share repurchases	—	—	(898,168)	(12,363)	—	—	—	(12,363)
Share-based compensation	—	—	—	—	9,214	—	—	9,214
Common stock issued under stock option and stock award plans, net of employees' taxes paid related to restricted stock units	879,875	1	—	—	4,547	—	—	4,548
Issuance of stock under employee stock purchase plan	377,849	—	—	—	4,402	—	—	4,402
Income tax benefits realized from employee stock plans	—	—	—	—	2,527	—	—	2,527
Balance at December 31, 2012	39,493,469	$39	(5,951,976)	$(90,000)	$382,844	$14,536	$131	$307,550
Net income	—	—	—	—		23,979	—	23,979
Other comprehensive income	—	—	—	—	—	—	40	40
Share repurchases	—	—	(884,645)	(20,962)	—	—	—	(20,962)
Share-based compensation	—	—	—	—	11,151	—	—	11,151
Common stock issued under stock option and stock award plans, net of employees' taxes paid related to restricted stock units	1,897,931	2	—	—	18,882	—	—	18,884
Issuance of stock under employee stock purchase plan	450,713	—	—	—	5,779	—	—	5,779
Income tax benefits realized from employee stock plans	—	—	—	—	2,576	—	—	2,576
Balance at December 31, 2013	41,842,113	$41	(6,836,621)	$(110,962)	$421,232	$38,515	$171	$348,997
See Notes to Consolidated Financial Statements

OMNICELL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$23,979	$16,178	$10,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,365	13,325	7,983
Loss on disposal of fixed assets	345	66	—
Asset impairment charge	1,759	—	—
Provision for (recovery of) receivable allowance	110	582	(155)
Gain on sale of note receivable	—	—	(473)
Share-based compensation expense	11,151	9,214	9,499
Income tax benefits from employee stock plans	2,576	2,527	3,597
Excess tax benefits from employee stock plans	(3,673)	(3,182)	(3,946)
Provision for excess and obsolete inventories	856	394	1,112
Foreign currency remeasurement loss	—	—	210
Deferred income taxes	787	2,718	589
Changes in operating assets and liabilities:
Accounts receivable, net	(3,609)	(9,311)	5,863
Inventories	(5,410)	2,536	(9,434)
Prepaid expenses	(3,491)	(4,897)	1,464
Other current assets	1,566	(1,114)	(594)
Net investment in sales-type leases	1,723	(4,154)	1,036
Other assets	630	(3,831)	339
Accounts payable	(1,784)	1,751	(2,242)
Accrued compensation	7,991	4,285	(403)
Accrued liabilities	1,758	674	(342)
Deferred service revenue	82	2,914	3,596
Deferred gross profit	(815)	6,562	2,491
Other long-term liabilities	367	2,247	664
Net cash provided by operating activities	55,263	39,484	31,243
Cash flows from investing activities:
Purchases of short-term investments	—	—	(8,097)
Maturities of short-term investments	—	8,122	8,143
Acquisition of intangible assets and intellectual property	(356)	(373)	(235)
Software development for external use	(7,761)	(5,028)	(4,192)
Purchases of property and equipment	(12,335)	(15,120)	(8,685)
Business acquisition, net of cash acquired	—	(156,312)	—
Net cash used in investing activities	(20,452)	(168,711)	(13,066)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans, net of employees' taxes paid related to restricted stock units	24,663	8,949	6,787
Stock repurchases	(20,962)	(12,363)	(12,573)
Excess tax benefits from employee stock plans	3,673	3,182	3,946
Net cash provided from (used in) financing activities	7,374	(232)	(1,840)
Effect of exchange rate changes on cash and cash equivalents	33	10	(210)
Net (decrease) increase in cash and cash equivalents	42,218	(129,449)	16,127
Cash and cash equivalents at beginning of period	62,313	191,762	175,635
Cash and cash equivalents at end of period	$104,531	$62,313	$191,762
Supplemental disclosure of cash flow information:

Cash paid for interest	$122	$28	$62
Cash paid for taxes	$7,062	$6,676	$253
Supplemental disclosure of non-cash investing and operating activities
Purchases of property and equipment	$196	$—	$—
Satisfaction of acquired legal contingency with indemnification asset (Note 2)	$—	$—	$(1,200)

See Notes to Consolidated Financial Statements

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.Organization and Summary of Significant Accounting Policies
Description of the Company.  Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication, supply control systems and medication adherence solutions which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States and Canada.
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
At December 31, 2013 and December 31, 2012, our financial assets utilizing Level 1 inputs included cash equivalents. For these items, quoted market prices are readily available and fair value approximates carrying value. We do not currently have any material financial instruments utilizing Level 2 or Level 3 inputs.
Classification of marketable securities. Marketable securities for which we have the intent and ability to hold to maturity are classified as held-to-maturity, with carrying value at amortized cost, including accrued interest. We do not hold securities for purposes of trading. However, securities held as investments for the indefinite future, pending future spending requirements are classified as available-for-sale, with carrying value at fair value and any unrealized gain or loss recorded to other comprehensive income until realized. We held $65.7 million and $38.9 million of money market mutual funds as available-for-sale cash equivalents as of December 31, 2013 and 2012, respectively.
Revenue recognition.    We earn revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, our principal market. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:

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

•
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install our equipment at end user customer facility, we recognize revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met since we do not allow for rights of return or refund. For new distributors, where we have not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install our equipment at the end user facility. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.

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

In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis.We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of our standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of the selling price for our post-installation technical support services and professional services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.

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
Sales of accounts receivable.  We record the sale of our accounts receivables as "true sales" in accordance with accounting guidance for transfers and servicing of financial assets. During the years ended 2013, 2012 and 2011, we transferred non-recourse accounts receivable totaling $41.3 million, $60.9 million and $46.9 million, respectively, which approximated fair value, to leasing companies on a non-recourse basis. At December 31, 2013, 2012 and 2011, accounts receivable included approximately $0.1 million, $0.7 million and $0.2 million, respectively, due from third-party leasing companies for transferred non-recourse accounts receivable.
Concentration in revenues and in accounts receivable. There were no customers accounting for 10% or more of revenues for the years ended December 31, 2013, 2012 or 2011. At December 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of our accounts receivable balance.
Geographic risk. For the years ended December 31, 2013, 2012 and 2011, 11.2%, 7.5% and 2.0%, respectively, of our product revenue was from foreign countries.
Commissions. Sales commissions generally are earned by and paid to our sales team upon order receipt, but are recognized in expense at the time of revenue recognition. Before they are recognized as expense they are recorded as prepaid commissions, which are a component of prepaid expenses.
Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with our supplier may be terminated by either the supplier or by us without cause and at any time upon delivery of two months' notice. Purchases from this supplier for the years ended December 31, 2013, 2012 and 2011 were approximately $29.2 million, $23.8 million and $21.1 million, respectively.
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
We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. At December 31, 2013 and December 31, 2012, we had $4.8 million and $5.4 million, respectively, of costs related to application development of enterprise-level software included in property and equipment.
Software development costs. We capitalize software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. During 2013 and 2012, we capitalized software development costs of $7.8 million and $5.0 million, respectively, which are included in other assets. For the years ended December 31, 2013, 2012 and 2011, we charged to cost of revenues $3.2 million, $2.3 million, and $1.6 million, respectively, for amortization of capitalized software development costs. All development costs prior to the completion of a working model are recognized as research and development expense.
Valuation and impairment of goodwill, other intangible assets and other long lived assets. We account for goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350). For the initial recognition and measurement of Goodwill and Intangibles resulting from acquisitions, we use the guidance in ASC 805, Business Combinations.
Under ASC 350, Intangibles - Goodwill and Other, goodwill and intangible assets with an indefinite life are not subject to amortization but are tested for impairment at least annually or more frequently if indicators of impairment exist. ASC 350 defines impairment as the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The provisions of ASC 350 require that an entity assign its recorded goodwill to each of its reporting units and test each reporting unit's goodwill for impairment. We have determined that we have two reporting units: the Acute Care and the Non-Acute Care segments.
In accordance with ASC 350, we have the option, in any period, to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill, or bypass the qualitative assessment and proceed directly to performing the two-step quantitative goodwill impairment test. The first step ("step 1") involves comparing each reporting unit's estimated fair value to its carrying value, including goodwill, to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying value, there is no indication of impairment and no further test is required. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and the second step is required to be performed to measure the amount of impairment.
In the fourth quarter of 2013, we elected to perform step 1 to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts. While the ultimate responsibility rests with management, we engaged the services of an independent, third-party valuation specialist to assist in determining the fair values of our reporting units. We used a combination of a discounted cash flow model (“DCF”) which utilizes the present value of cash flows to estimate fair value (also known as the income approach) and comparisons to publicly traded companies’ market multiples (also known as the market approach).
Under the DCF model, the future cash flows for our reporting units were projected based on management’s projections, at that time, of future revenues, operating income and other factors such as working capital and capital expenditures. We also took into account market factors and industry conditions affecting our business. We used significant judgment to estimate the amount and timing of future cash flows from our reporting units and the relative risk of achieving those cash flows. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. The discount rate used in our DCF model was based on a weighted-average cost of capital determined from relevant market comparisons and adjusted for specific reporting unit risks (primarily the risk of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the respective cash flows for both reporting units to arrive at an estimate of fair value under the income approach. The estimated fair values of our reporting units determined under the income approach exceeded their carrying values.
We used the market approach to corroborate the values estimated under the income approach. Under the market approach, we estimated the fair values of our reporting units based on financial information on companies that we deemed were comparable to our business. Based on publicly available information, we calculated the comparable companies’ market multiples of earnings before interest, taxes, depreciation and amortization, and stock option expense and factored in a control premium. The estimated fair values of our reporting units determined under the market approach exceeded their carrying values.
Finally, we compared the estimated fair values of our reporting units to our September 30, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined for both our reporting units was reasonable. In each case, the estimated fair values of our reporting units exceeded their respective carrying values and, as such, we concluded that goodwill assigned to our Acute Care and Non-Acute Care segments was not impaired. In addition, we did not note any indications of goodwill impairment as of December 31, 2013
In 2012, we opted to perform a qualitative assessment of factors to determine if goodwill had been impaired as of December 31, 2012. For both the Acute Care and Non-Acute Care segments, we considered the following qualitative factors:

•	Macroeconomic conditions such as general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates or other developments in equity and credit markets;

•
Industry and market considerations such as changes in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics (consider in both absolute terms and relative to peers), a change in the market for our products or services, or a regulatory or political development;

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
Accounting for income taxes. We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Please refer to Note 14, Income Taxes, for further information.
Shipping costs. Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Such shipping and handling expenses totaled $6.1 million, $4.1 million, and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Advertising. Advertising costs are expensed as incurred and amounted to $0.5 million, $0.5 million, and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Currency forward contracts. From time to time we enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the United States and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value in the balance sheet. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income (a component of stockholders' equity) or net income depending on whether the derivative has been designated and qualifies as a hedging instrument. As of December 31, 2013 and 2012, we had no foreign currency forward contracts which qualify for hedge accounting.
Total comprehensive income. The largest components of total comprehensive income for the year ended December 31, 2013 and 2012 were foreign currency translation adjustments and changes in fair value of foreign currency forward hedges.
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
In 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions to long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for the year ended December 31, 2012. Non-Acute Care segment operating results were immaterial for the year ended December 31, 2011.

Effective in the second quarter of 2013, our management changed its methodology for allocating certain expenses to our reportable segments. The impact of this change in methodology in our 2012 segment operating results was immaterial.
Substantially all of our long-lived assets are located in the United States. For the years ended December 31, 2013 and 2012, all of our total revenues and gross profits were generated by both our Acute Care and Non-Acute Care segments and no one customer accounted for greater than 10% of our revenues. For the year ended December 31, 2011, all of our total revenues and gross profits were generated by the Acute Care segment and no one customer accounted for greater than 10% of our revenues.
Recently Adopted Accounting Standards
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI"), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. We adopted this guidance in the first quarter of 2013, without any impact to our financial position, operating results or cash flows.
Recently Issued Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We will adopt the amendments in ASU 2013-11 in the first quarter of 2014, and do not expect the adoption to have a material impact on our financial position, operating results or cash flows.
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
We accounted for the acquisition in accordance with the provisions of FASB ASC Topic 805, Business Combinations. Under the acquisition method, the estimated fair value of the consideration transferred to purchase the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration.
Pursuant to the terms of the Merger Agreement, we paid approximately $158.3 million in cash after adjustments provided for in the Merger Agreement, of which approximately $13.5 million was placed in an escrow fund, to be distributed to MedPak's stockholders (subject to claims that we may make against the escrow fund for indemnification and other claims following the closing). The revised acquisition consideration of $158.3 million is comprised entirely of cash at closing. In October 2012, a portion of the escrow fund set aside for the working capital adjustment was disbursed, with Omnicell receiving $0.3 million and MedPak's former stockholders receiving the remainder. In November of 2013, the remainder of the escrow fund was disbursed to the former MedPak stockholders.
During the first quarter of 2013, we reduced goodwill by $0.1 million due to an adjustment in stockholder's equity.

The total acquisition price was approximately $158.3 million and was allocated as follows (in thousands):

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
Note 3. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, the total number of shares excluded from the calculations of diluted net income per share for the years ended December 31, 2013, 2012 and 2011 were 850,133, 2,149,044 and 1,833,574 shares, respectively.
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31
	2013	2012	2011
Basic:
Net income	$23,979	$16,178	$10,389
Weighted average shares outstanding — basic	34,736	33,307	33,123
Net income per share — basic	$0.69	$0.49	$0.31
Diluted:
Net income	$23,979	$16,178	$10,389
Weighted average shares outstanding — basic	34,736	33,307	33,123
Add: Dilutive effect of employee stock plans	1,041	906	980
Weighted average shares outstanding — diluted	35,777	34,213	34,103
Net income per share — diluted	$0.67	$0.47	$0.30

Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents consist of the following significant investment asset classes, with disclosure of amortized cost, gross unrealized gains and losses, and fair value as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$38,823	$—	$—	$38,823	$38,823	N/A
Money market funds	65,708	—	—	65,708	65,708	Available for sale
Total cash and cash equivalents	$104,531	$—	$—	$104,531	$104,531

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$23,422	$—	$—	$23,422	$23,422	N/A
Money market funds	38,892	—	1	38,891	38,891	Available for sale
Total cash and cash equivalents	$62,314	$—	$1	$62,313	$62,313
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
The following table displays the financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
At December 31, 2013	$—
Money market funds	$65,708	$—	$—	$65,708
Total	$65,708	$—	$—	$65,708
At December 31, 2012
Money market funds	$38,891	$—	$—	$38,891
Total	$38,891	$—	$—	$38,891

Current assets and current liabilities are recorded at amortized cost, which approximates fair value due to the short-term maturities implied.

Note 5. Inventories
Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$10,765	$9,994
Work in process	534	385
Finished goods	20,158	16,524
Total	$31,457	$26,903

Note 6. Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Equipment	$40,180	$32,528
Furniture and fixtures	5,260	5,126
Leasehold improvements	7,394	6,992
Purchased software	20,199	19,870
Construction in process	2,649	2,693
	75,682	67,209
Accumulated depreciation and amortization	(40,428)	(33,102)
Property and equipment, net	$35,254	$34,107

Depreciation and amortization of property and equipment was approximately $10.9 million, $8.0 million, and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 7. Net Investment in Sales-Type Leases
Our sales-type leases are for terms generally ranging up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	December 31, 2013	December 31, 2012
Net minimum lease payments to be received	$18,172	$19,665
Less unearned interest income portion	1,455	1,205
Net investment in sales-type leases	16,717	18,460
Less current portion(1)	5,232	5,232
Non-current net investment in sales-type leases(2)	$11,485	$13,228

(1)     A component of other current assets. This amount is net of allowance for doubtful accounts of $0.1 million as of December 31, 2013 and $0.5 million as of December 31, 2012.
(2)     Net of allowance for doubtful accounts of $0.1 million as of December 31, 2013 and $0.1 million as of December 31, 2012.
The minimum lease payments under sales-type leases as of December 31, 2013 were as follows (in thousands):

2014	$5,851
2015	4,857
2016	3,618
2017	2,710
2018	1,136
Total	$18,172

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest, as of December 31, 2013 and December 31, 2012 (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for December 31, 2013:
Accounts individually evaluated for impairment	$—	$—	$—
Accounts collectively evaluated for impairment	167	16,884	16,717
Ending balances: December 31, 2013	$167	$16,884	$16,717
Credit loss disclosure for December 31, 2012:
Accounts individually evaluated for impairment	$489	$489	$—
Accounts collectively evaluated for impairment	118	18,578	18,460
Ending balances: December 31, 2012	$607	$19,067	$18,460

The following table summarizes the activity for the allowance for credit losses account for the investment in sales-type leases for the year ended December 31, 2013 (in thousands):

Year Ended December 31, 2013
Allowance for credit losses, December 31, 2012	607
Current period provision (reversal)	49
Direct write-downs charged against the allowance	(413)
Recoveries of amounts previously charged off	(76)
Allowance for credit losses at December 31, 2013	167

Note 8. Goodwill and Other Intangible Assets
Activity in goodwill by reporting units, which are the same as our operating segments, for the year ended December 31, 2013 consists of the following (in thousands):

	Goodwill at December 31, 2012	Adjustments to Goodwill	Goodwill at December 31, 2013
Reporting units:
Acute Care	$28,543	$—	$28,543
Non-Acute Care	82,864	(64)	82,800
Total	$111,407	$(64)	$111,343

Goodwill reflects the May 2012 acquisition of MedPak by Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. The acquired goodwill was assigned to the Non-Acute Care segment, created as a result of the MTS acquisition. During the first quarter of 2013, we reduced goodwill by approximately $0.1 million due to the adjustment to the fair value of an acquired foreign currency forward contract previously carried in a component of stockholder's equity.
There were no indefinite-life intangibles at either December 31, 2013 or December 31, 2012. Finite-life intangible assets at these dates consist of the following (in thousands):

	December 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	54,730	5,236	49,494	54,730	3,081	51,649	5-30 years
Acquired technology	27,580	2,598	24,982	27,580	1,128	26,452	3-20 years
Patents	1,493	254	1,239	1,217	259	958	20 years
Trade name	6,890	1,003	5,887	6,890	414	6,476	3-12 years
Non-compete agreements	60	60	—	60	45	15	3 years
Total finite-lived intangibles	90,753	9,151	81,602	90,477	4,927	85,550

During 2013, 2012 and 2011, we capitalized third-party costs associated with internally-developed patents of $0.4 million, $0.4 million and $0.2 million, respectively.
Amortization expense of other intangible assets totaled $4.3 million, $2.9 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amortization of acquired technology is included within product cost of sales; other acquired intangibles are usually amortized within selling, general and administrative expenses.
Estimated annual expected amortization expense of the finite-lived intangible assets at December 31, 2013 was as follows (in thousands):

2014	4,229
2015	4,204
2016	3,854
2017	3,818
2018	3,711
Thereafter	61,786
Total	$81,602

Note 9. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Capitalized software development costs, net of accumulated amortization of $10,547 and $7,329 in 2013 and 2012, respectively	$13,660	$11,037
Technology license	2,350	2,800
Long-term deposits	682	694
Other assets	1,245	1,247
Total	$17,937	$15,778

Note 10. Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Rebates and lease buyouts	$1,699	$3,179
Advance payments from customers	4,971	2,829
Accrued Group Purchasing Organization (GPO) fees	2,324	2,278
Technology license purchase obligation, current portion	1,500	1,750
Taxes payable	1,664	555
Other	1,588	1,397
Total	$13,746	$11,988

Note 11. Deferred Gross Profit
Deferred gross profit consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Sales of medication and supply dispensing systems and packaging equipment, which have been delivered and invoiced but not yet installed	$29,040	$30,138
Cost of revenues, excluding installation costs	(9,083)	(9,366)
Deferred gross profit	$19,957	$20,772

Note 12. Commitments
At December 31, 2013, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

2014	$5,787
2015	5,476
2016	5,150
2017	4,468
2018	4,298
Thereafter	16,601
Total	$41,780

Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense totaled $8.1 million, $5.7 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. For 2011,we had $0.5 million of non-cancelable sublease income.
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
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $7.4 million as of December 31, 2013.

Note 13. Contingencies
Legal Proceedings
On March 8, 2013, Bobbi Polanco (“Polanco”) filed a putative class action complaint in the United States District Court for the District of New Jersey (the "Court") against Omnicell and certain of our customers (Case No. 1:13-cv-01417-NLH-KLM) alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, and subsequent notification of this unauthorized disclosure of personal health information. Polanco is seeking an injunction against the defendants to prevent each of them from committing the acts complained of in the future and monetary damages, costs and expenses. On May 2, 2013, the Court entered an order to show cause which provided, in relevant part, that Polanco is required to show cause as to why the case should not be dismissed for lack of subject matter jurisdiction. On May 13, 2013, Polanco filed an amended complaint. On May 31, 2013, Omnicell filed a motion to dismiss the complaint on the grounds that Polanco failed to satisfy constitutional standing requirements and that she failed to state a claim against Omnicell  for violating  state data breach notification statutes, consumer fraud, common law fraud, negligence and conspiracy. Omnicell also joined in the arguments of the other defendants seeking dismissal. On July 1, 2013, Polanco filed an opposition to the motions to dismiss. On July 15, 2013, Omnicell filed its reply to the opposition from Polanco. In December 2013, the Court granted the defendants' motions to dismiss without prejudice. Polanco failed to file an appeal of the Court's decision by the January 27, 2014 deadline.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2013 or December 31, 2012.

Note 14. Income Taxes
The following is a geographical breakdown of income before the provision for income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$34,678	$25,794	$16,177
Foreign	351	1,281	(88)
Total income before provision for income taxes	$35,029	$27,075	$16,089
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$8,218	$7,181	$4,285
State	1,621	1,006	896
Foreign	447	154	(70)
Total current	10,286	8,341	5,111
Deferred:
Federal	1,287	2,169	1,116
State	(263)	651	(527)
Foreign	(260)	(264)	—
Total deferred	764	2,556	589
Total provision for income taxes	$11,050	$10,897	$5,700
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. federal tax provision at statutory rate	$12,260	$9,476	$5,631
State taxes	883	1,077	240
Non-deductible expenses	297	530	481
Acquisition costs	—	431	—
Share-based compensation expense	407	403	443
Research tax credits	(1,430)	—	(755)
Domestic production deduction	(816)	(601)	(271)
Other	(551)	(419)	(69)
Total	$11,050	$10,897	$5,700

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Tax credit carry forwards	$3,160	$2,990
Inventory related items	2,947	2,900
Deferred revenue	11,074	11,497
Stock compensation	7,447	9,331
Loss carry forwards	64	53
Other, net	5	69
Subtotal	24,697	26,840
Less: valuation allowance	(39)	(39)
Total net deferred tax assets	24,658	26,801

Reserves and accruals	(353)	(573)
Depreciation and amortization	(38,681)	(39,840)
Total deferred tax liabilities	(39,034)	(40,413)

Net deferred tax liabilities	$(14,376)	$(13,612)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2013, no significant valuation allowances have been recorded in any jurisdiction.
As of December 31, 2013, we had state net operating loss carry forwards available for state income tax purposes of approximately $2.2 million. If not utilized, these carry forwards will begin to expire in 2026. In addition, as of December 31, 2013 we had federal and California research credit carry forwards of approximately $1.5 million and $7.2 million, respectively. If not utilized the federal credit carry forwards will begin to expire in 2022, while the California credits can be carried forward indefinitely. Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our deferred tax assets. The tax effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2013 are approximately $2.6 million, which will result in increases to additional paid in capital if and when realized as a reduction in income taxes otherwise paid.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2013, we have not made a provision for U.S. federal income and state income taxes on accumulated and current earnings of $2.8 million related to our U.K. and German subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the United States. If we expect to distribute those earnings in the form of dividends or otherwise, we would be subject to U.S. and state income taxes reported as a component of income tax expense, in the amount of $1.1 million. This amount may be reduced by any foreign tax credits available at the time of repatriation.
We file income tax returns in the U.S. and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities, including in major jurisdictions in the United States, California, UK and Germany. In 2012, we concluded audits by the Internal Revenue Service and California Franchise Tax Board for tax years 2008 and 2009. However, all of the net operating loss and research credit carry forwards that may be used in future years are subject to adjustment, if and when utilized. As such our federal and California tax years remain open from 1996 and 1992, respectively.
The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2013 is as follows (in thousands):

Balance as of December 31, 2010	$5,431
Decreases related to tax positions taken during the prior period	(88)
Increases related to tax positions taken during the current period	453
Balance as of December 31, 2011	$5,796
Increases related to tax positions taken during a prior period	43
Increases related to tax positions related to MTS	1,066
Increases related to tax positions taken during the current period	422
Decreases related to settlements	(33)
Decreases related to expiration of statute of limitations	(379)
Balance as of December 31, 2012	$6,915
Increases related to tax positions taken during a prior period	406
Decreases related to tax positions taken during the prior period	(79)
Increases related to tax positions taken during the current period	764
Decreases related to expiration of statute of limitations	(32)
Balance as of December 31, 2013	$7,974
As of December 31, 2013, the total amount of gross unrecognized tax benefits, if realized, would affect our tax expense by approximately $7.0 million. Our policy is to recognize interest and penalties related to unrecognized tax benefits in operating expenses. The total amount of interest and penalties recorded in 2013 was not significant. We do not expect any material changes to our unrecognized tax benefits over the next twelve months.
Note 15. Stockholders’ Equity
Treasury Stock
2008 Stock Repurchase Program
In February 2008, our Board of Directors authorized a stock repurchase program, (the "2008 Repurchase Program") for the repurchase of up to $90.0 million of our common stock. The timing, price and volume of the repurchases have been based on market conditions, relevant securities laws and other factors.
For the year ended December 31, 2012, we repurchased 898,168 shares at an average cost of $13.76 per share, including commissions. For the year ended December 31, 2011, we repurchased 889,511 shares at an average cost of $14.13 per share, including commissions. All repurchased shares were recorded as treasury stock and were accounted for under the cost method. No repurchased shares have been retired. Additionally, for the years ended December 31, 2013, 2012 and 2011, we withheld 103,229 shares, 79,968 shares and 43,174 shares, respectively, from employees to satisfy tax withholding obligations on the vesting of restricted stock.
From the inception of the 2008 Repurchase Program in February 2008 through December 31, 2012, we repurchased a total of 5,853,975 shares at an average cost of $15.37 per share through open market purchases. As of December 31, 2012, we have completed the 2008 Repurchase Program having repurchased $90.0 million of our common stock.
2012 Stock Repurchase Program
On August 1, 2012, our Board of Directors established a new stock repurchase program (the "2012 Repurchase Program") authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The stock repurchase program does not obligate us to repurchase any specific number of shares, and Omnicell may terminate or suspend the repurchase program at any time
For the year ended December 31, 2013, and from the inception of the 2012 Repurchase Program, we have repurchased a total of $21.0 million, or 884,645 shares at an average cost of $23.70 per share, including commissions. As of December 31, 2013, the maximum dollar value of shares that may yet be purchased under the plan is $29.1 million.
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
At December 31, 2013, 3,060,505 shares of common stock were reserved for future issuance under the 2009 Plan. At December 31, 2013, $7.1 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.7 years.
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
At our 2009 Annual Meeting, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of December 31, 2013, there was a total of 1,097,998 shares reserved for future issuance under the ESPP. During the year ended December 31, 2013, 450,713 shares of common stock were purchased under the ESPP. As of December 31, 2013, 4,233,557 shares had been issued under the ESPP.
As of December 31, 2013, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1.2 million and is expected to be recognized over a weighted average period of 0.6 years.
Share-Based Compensation—Measurement and Disclosure
We account for share-based awards granted to employees and directors, including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimate grant date fair value method of accounting in accordance with ASC 718, Stock Compensation. We value options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued using the Monte Carlo simulation model.
The impact on our results for share-based compensation was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of product and service revenues	$1,241	$1,011	$1,398
Research and development	1,359	889	1,269
Selling, general and administrative	8,551	7,314	6,832
Total share-based compensation expense	$11,151	$9,214	$9,499
We did not capitalize any share-based compensation into inventory during 2013, 2012 and 2011 as it was not material. Income tax (charges) benefits realized from share-based compensation and resulting increases (decreases) to additional paid in capital during 2013, 2012 and 2011 were $2.4 million, $2.6 million and $2.9 million, respectively.
Valuation Assumptions
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model. The weighted average assumptions used for options granted and ESPP in 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
Stock Option Plans	2013	2012	2011
Risk-free interest rate(1)	1.2%	0.9%	1.6%
Dividend yield	—%	—%	—%
Volatility(2)	43.1%	45.8%	48.5%
Expected life(3)	5.3 yrs	5.2 yrs	5.2 yrs

	Years Ended December 31,
Employee Stock Purchase Plan	2013	2012	2011
Risk-free interest rate(1)	0.2%	0.2%	0.5%
Dividend yield	—%	—%	—%
Volatility(2)	35.1%	38.5%	40.2%
Expected life(3)	0.5 - 2 yrs	0.5 - 2 yrs	0.5 - 2 yrs
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

(3)	Represents the period of time that options granted are expected to be outstanding, which is derived from historical data on employee exercise and post-vesting employment termination behavior.
Share-Based Payment Award Activity
A summary of option activity under the 2009 Plan for the years ended December 31, 2013, 2012 and 2011 is presented below:

Options:	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	4,740	$12.86
Granted	494	$14.57
Exercised	(413)	$8.30
Expired	(86)	$13.59
Forfeited	(42)	$20.76
Outstanding at December 31, 2011	4,693	$13.36
Granted	645	$14.85
Exercised	(669)	$8.65
Expired	(84)	$14.02
Forfeited	(115)	$21.44
Outstanding at December 31, 2012	4,470	$14.06
Granted	502	$20.25
Exercised	(1,686)	$12.53
Expired	(56)	$15.66
Forfeited	(87)	$14.68
Outstanding at December 31, 2013	3,143	$15.82
Vested and expected to vest at December 31, 2013	3,114	$15.79
Exercisable at December 31, 2013	2,078	$15.11
Outstanding options at December 31, 2013 had a weighted-average remaining contractual life of 5.6 years and an aggregate intrinsic value of $30.8 million. Vested and expected to vest options had a weighted-average remaining contractual life of 5.6 years and an aggregate intrinsic value of $30.6 million. Exercisable options at December 31, 2013 had a weighted-average remaining contractual life of 4.1 years and an aggregate intrinsic value of $22.0 million.
The ranges of outstanding and exercisable options for equity share-based payment awards as of December 31, 2013 were as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price of Outstanding Options	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
	(in thousands)		(in thousands)
$6.40 - $10.41	332	$8.71	332	$8.71
$10.58 - $10.75	384	$10.65	384	$10.65
$11.27 - $13.53	347	$12.84	291	$12.77
$13.67 - $14.10	358	$13.86	143	$13.94
$14.16 - $15.04	364	$14.58	167	$14.67
$15.06 - $17.29	382	$16.79	106	$16.51
$17.49 - $20.95	434	$19.84	369	$20.12
$21.07 - $23.19	330	$22.52	104	$21.50
$23.41 - $26.99	136	$24.61	106	$24.76
$29.16 - $29.16	76	$29.16	76	$29.16
$6.40 - $29.16	3,143	$15.82	2,078	$15.11
As of December 31, 2013, we expect $7.1 million of total unrecognized compensation costs related to unvested options to be recognized over a weighted average period of 2.7 years. The weighted average fair value of options granted was $8.09, $6.13 and $6.47 during 2013, 2012 and 2011, respectively. The intrinsic value of options exercised during 2013, 2012 and 2011 was $14.0 million, $2.8 million and $2.9 million, respectively.
Restricted Stock and Restricted Stock Units
A summary of activity of restricted stock and restricted stock units ("RSUs") granted under the 2009 Plan as of December 31, 2013 is presented below:

	Shares of Restricted Stock	Weighted-Average Grant Date Fair Value Per Share	Restricted Stock Units	Weighted-Average Grant Date Fair Value
	(in thousands)		(in thousands)
Nonvested at December 31, 2010	77	$12.91	308	$12.98
Granted	68	$14.71	145	$14.39
Vested	(77)	$12.91	(152)	$14.26
Forfeited	—	—	(14)	$12.82
Nonvested at December 31, 2011	68	$14.71	287	$13.03
Granted	67	$14.19	274	$14.58
Vested	(78)	$14.64	(153)	$12.90
Forfeited	—	—	(19)	$14.55
Nonvested at December 31, 2012	58	$14.19	389	$14.09
Granted	$55	$18.20	190	19.87
Vested	$(61)	$14.23	(195)	14.31
Forfeited	—	—	(22)	14.08
Nonvested at December 31, 2013	$52	$18.43	362	17.15
The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of restricted stock grants vested in 2013, 2012 and 2011was $1.1 million, $1.1 million and $1.1 million, respectively. Our unrecognized compensation cost related to nonvested restricted stock is approximately 0.4 million and is expected to be recognized over a weighted average period of 2.0 years .
The fair value of RSUs is the product of the number of shares granted and the closing market price of our common stock on the grant date. The total fair value of RSUs vested in 2013, 2012 and 2011 was $4.4 million, $2.3 million and $2.4 million, respectively. Expected future compensation expense relating to RSUs outstanding on December 31, 2013 is $5.5 million over a weighted- average period of 2.5 years.

Performance-Based Restricted Stock Units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. For 2011, we granted 100,000 PSUs; however, pursuant to their terms, 120,000 PSUs ultimately became eligible for vesting upon the achievement of a certain level of shareholder return for 2011 as described below. In 2012, we granted 125,000 PSUs of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below. In 2013, we granted 125,000 PSUs to our executive officers.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at December 31, 2013 was approximately $1.1 million and is expected to be recognized over a weighted-average period of 1.1 years . For the year ended December 31, 2012, we recognized $1.0 million of compensation expense for the performance-based restricted stock units. For the year ended December 31, 2011, we recognized $0.6 million of compensation expense for the performance-based restricted stock units.
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
Vesting for the PSU awards is based on the percentile placement of our total stockholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSU awards granted on February 5, 2013 and on March 5, 2013, stock price appreciation is calculated based on the average closing prices of our common stock for the last 20 trading days leading to March 1, 2014 compared to the average closing prices for the 20 trading days ended on the last trading day of 2012. For PSU awards granted in 2011 and 2012, stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending on the last trading day of the year prior to the date of grant as compared to the average closing prices for the 20 trading days ended on the last trading day of the year of grant.
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
On January 17, 2012, the Compensation Committee of our Board of Directors confirmed 76.3% as the percentile rank of Omnicell’s 2011 total stockholder return. This resulted in 120% of the 2011 PSU awards, or 120,000 shares, becoming eligible for further time-based vesting. The eligible PSU awards will vest as follows: 25% of the eligible awards for the first year vested immediately on January 17, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 120,000 shares eligible for time-based vesting under the 2011 PSU awards, 30,000 shares vested during the year ended December 31, 2013.

The following table shows the percent of PSUs granted in 2012 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%
On January 22, 2013, the Compensation Committee of our Board of Directors confirmed 35.3% as the percentile rank of Omnicell's 2012 total stockholder return. This resulted in 50% of the 2012 PSU awards, or 62,500 shares, as eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on January 22, 2013 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 62,500 shares eligible for time-based vesting under the 2012 PSU awards, 31,244 shares vested during the year ended December 31, 2013.
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
A summary of activity of the PSUs for the years ended December 31, 2013 and 2012 is presented below:

Performance-based Stock Units	Number of Units	Weighted- Average Grant Date Fair Value Per Unit
	(in thousands)
Non-vested, December 31, 2011	100	$11.15
Granted	135	$10.94
Vested	(60)	$11.15
Forfeited	—	$—
Non-vested, December 31, 2012	175	$11.00
Granted	142	$14.68
Vested	(57)	$11.15
Forfeited	(35)	$10.93
Non-vested, December 31, 2013	225	$13.32
401(k) Plan
We have established a 401(k) tax-deferred savings plan (the "Omnicell Plan"), whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, we began matching 401(k) contributions, up to 3% maximum of employee contributions or $1,000, whichever is lower. During the fourth quarter of 2012, the MTS 401(k) tax-deferred savings plan was merged with the Omnicell Plan. For the years ended December 31, 2013, 2012 and 2011, our total 401(k) contributions were $1.1 million, $0.8 million and $0.6 million, respectively.
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
In 2012, we realigned our management reporting structure to report sales of Omnicell's dispensing systems and other related business transactions into long-term care pharmacies and facilities. Accordingly, the operations of this portion of our activities are now being reflected as a part of the Non-Acute Care segment for the year ended December 31, 2012 and 2013. The impact of this reporting structure change on the year ended December 31, 2011 was immaterial to our overall reported results.
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
In the second quarter of 2013, our management changed its methodology for allocating certain expenses to our reportable segments. We have reclassified segment operating results for the years ended December 31, 2012 to conform to the 2013 presentation. For the years ended December 31, 2013, 2012 and 2011 the contributions of our segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	December 31,			December 31,			December 31,
	2013			2012			2011
	Acute Care	Non-Acute Care	Total	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Net revenues from external customers	$284,666	$95,919	$380,585	$260,160	$53,867	$314,027	$245,535	$245,535
Cost of revenues	122,816	54,370	177,186	111,599	31,840	143,439	109,751	109,751
Gross profit	$161,850	$41,549	$203,399	$148,561	$22,027	$170,588	$135,784	$135,784
Gross margin %	56.9%	43.3%	53.4%	57.1%	40.9%	54.3%	55.3%	55.3%

Operating expenses	131,811	36,289	168,100	127,467	15,995	143,462	119,562	119,562
Income from operations	$30,039	$5,260	$35,299	$21,094	$6,032	$27,126	$16,222	$16,222
Operating margin %	10.6%	5.5%	9.3%	8.1%	11.2%	8.6%	6.6%	6.6%

Interest and other income (expense), net			(270)			(51)		(133)
Income before provision for income taxes			35,029			27,075		16,089
Provision for income taxes			11,050			10,897		5,700
Net income			$23,979			$16,178		$10,389

(1) Non-Acute Care segment includes MTS results from May 21, 2012, the closing date of acquisition.

At December 31, 2013, 2012, and 2011 segment assets, depreciation and amortization, and capital expenditures were as follows (amounts in thousands):

	December 31,			December 31,			December 31,
	2013			2012			2011
	Acute Care	Non-Acute Care (1)	Total	Acute Care	Non-Acute Care (1)	Total	Acute Care	Total
Segment Assets	$263,154	$229,347	$492,501	$235,186	$206,633	$441,819	$363,849	$363,849
Depreciation/Amortization	$11,236	$7,129	$18,365	$9,017	$4,308	13,325	7,983	7,983
Capital Expenditures	$4,392	$7,943	$12,335	$13,234	$1,953	$15,187	$8,685	$8,685

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
Note 18. Asset Impairment
As part of the continuing integration of MTS, during the first quarter of 2013, we reorganized our management team, including the software development department, within the Non-Acute Care segment. Through the end of the first quarter of 2013, the Non-Acute Care segment had capitalized approximately $1.8 million of software development costs associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with our financial statement close process for the quarter ended March 31, 2013, our management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we have determined we could no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million, or $0.03 per diluted share, net of tax, to expense as a component of research and development in the accompanying consolidated statements of operations.
Note 19. Credit Agreement
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
The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at December 31, 2013.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowances deducted from assets:	Balance at beginning of year	Additions charged to costs and expenses (2)	Charged (credited) to other accounts	Describe charged to other accounts	Deductions	Describe deductions	Balance at end of year
For the year ended December 31, 2011
Accounts receivable(1)	$497	$63	$(96)	(3)	$(21)	(4)	$443
Investment in sales-type leases(1)	411	—	(22)	(5)	(105)	(4)	284
Total allowances deducted from assets	$908	$63	$(118)		$(126)		$727
For the year ended December 31, 2012
Accounts receivable(1)	$443	$316	$(57)	(3)	$20	(4)	$722
Investment in sales-type leases(1)	284	425	—	(3)	(102)	(4)	607
Total allowances deducted from assets	$727	$741	$(57)		$(82)		$1,329
For the year ended December 31, 2013
Accounts receivable(1)	$722	195	(67)	(3)	(360)	(4)	490
Investment in sales-type leases (1)	607	49	—		(489)	(4)	167
Total allowances deducted from assets	$1,329	$244	$(67)		$(849)		$657
_______________________________________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense.

(3)	Represents amounts credited to bad debt expense.

(4)	Represents amounts written-off, net of recoveries.

(5)	Represents amounts credited to bad debt expense and lease receivable adjustment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2014	OMNICELL, INC.
	By:	/s/ ROBIN G. SEIM
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

S- 1

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 17, 2014
Randall A. Lipps

/s/ ROBIN G. SEIM	Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing (Principal Accounting and Financial Officer)	March 17, 2014
Robin G. Seim

/s/ JOANNE B. BAUER		March 17, 2014
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		March 17, 2014
James T. Judson	Director

/s/ RANDY D. LINDHOLM		March 17, 2014
Randy D. Lindholm	Director

/s/ VANCE B. MOORE		March 17, 2014
Vance B. Moore	Director

/s/ MARK W. PARRISH		March 17, 2014
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		March 17, 2014
Gary S. Petersmeyer	Director

/s/ DONALD C. WEGMILLER		March 17, 2014
Donald C. Wegmiller	Director

/s/ SARA J. WHITE		March 17, 2014
Sara J. White	Director

S- 2

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Omnicell, Inc., Mercury Acquisition Corp, MedPak Holdings, Inc., and Excellere Capital Management, LLC	8-K	000-33043	2.1	5/2/2012

2.2	Agreement for the sale and purchase of the entire issued share capital of Surgichem Limited, by and among Omnicell, Inc., BUPA Care Homes (CFG) Plc, and MTS Medication Technologies, Inc.	8-K	000-33043	2.1	12/9/2013

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2012 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/13/2012

10.2*	2013 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2013

10.3*	2014 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2014

10.4	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.5	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.6	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc.	10-K	000-33043	10.10	3/11/2011

10.7	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.8	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.9*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-33043	10.2	8/5/2009

10.10*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.11*	2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.2	8/9/2013

10.12*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.13*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.14*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

10.15*	Form of Change of Control Agreement	10-K	000-33043	10.26	3/16/2006

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.16*	Addendum to Form of Change of Control Agreement dated December 30, 2010	10-K	000-33043	10.24	3/11/2011

10.17*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.18*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.19*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.20*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.21*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.22*	Addendum to Change in Control Severance Letter between Omnicell and Robin G. Seim dated December 30, 2010	10-K	000-33043	10.22	3/11/2011

10.23*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.24*	Addendum to Change in Control Severance Letter between Omnicell and Nhat H. Ngo dated December 30, 2010	10-K	000-33043	10.28	3/11/2011

10.25*	Employment Agreement, dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind	10-K	000-33043	10.31	2/24/2009

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
10.26*	Addendum to Change in Control Severance Letter between Omnicell and Marga Ortigas-Wedekind dated December 30, 2010	10-K	000-33043	10.30	3/11/2011

10.27	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.28*	Omnicell, Inc. Amended and Restated Severance Benefit Plan	10-Q	000-33043	10.1	8/9/2012

10.29*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.30*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.31	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.32	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.33	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.34	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.35	Credit Agreement between Omnicell, Inc., and lenders, dated September 25, 2013	8-K	000-33043	10.1	9/26/2013

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

32.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

101.INS+	XBRL Instance Document(2)

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
101.SCH+	XBRL Taxonomy Extension Schema Document(2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document(2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document(2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document(2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document(2)

*	Indicates a management contract or compensation plan or arrangement.

+	Filed herewith

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