Form 10-Q
period 2014-03-31
OMNICELL, Inc
filed 2014-05-12
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of May 2, 2014 was 36,605,717.

OMNICELL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$107,558	$104,531
Accounts receivable, net of allowances of $710 and $490, respectively	75,496	58,597
Inventories	30,975	31,457
Prepaid expenses	16,378	18,883
Deferred tax assets	12,636	12,635
Other current assets	7,799	7,675
Total current assets	250,842	233,778
Property and equipment, net	35,178	35,254
Non-current net investment in sales-type leases	11,644	11,485
Goodwill	111,343	111,343
Intangible assets, net	80,573	81,602
Non-current deferred tax assets	1,164	1,102
Other assets	19,661	17,937
Total assets	$510,405	$492,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,154	$16,471
Accrued compensation	12,018	19,604
Accrued liabilities	13,494	13,746
Deferred service revenue	21,328	22,626
Deferred gross profit	25,106	19,957
Total current liabilities	92,100	92,404
Non-current deferred service revenue	19,773	17,763
Non-current deferred tax liabilities	27,926	28,162
Other long-term liabilities	5,430	5,175
Commitments and Contingencies (Note 10 and Note 11)
Total liabilities	145,229	143,504
Stockholders’ equity:
Total stockholders’ equity	365,176	348,997
Total liabilities and stockholders’ equity	$510,405	$492,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues	$82,580	$69,236
Services and other revenues	19,184	17,874
Total revenues	101,764	87,110
Cost of revenues:
Cost of product revenues	38,900	33,547
Cost of services and other revenues	8,369	8,196
Total cost of revenues	47,269	41,743
Gross profit	54,495	45,367
Operating expenses:
Research and development	6,121	7,954
Selling, general and administrative	38,420	33,244
Total operating expenses	44,541	41,198
Income from operations	9,954	4,169
Interest and other income (expense), net	(256)	(223)
Income before provision for income taxes	9,698	3,946
Provision for income taxes	3,504	561
Net income	$6,194	$3,385
Net income per share-basic	$0.18	$0.10
Net income per share-diluted	$0.17	$0.10
Weighted average shares outstanding:
Basic	35,225	33,900
Diluted	36,305	34,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$6,194	$3,385
Other comprehensive income:
Changes in fair value of foreign currency forward hedges	—	(65)
Foreign currency translation adjustment	33	(203)
Other comprehensive income (loss)	33	(268)
Comprehensive income	$6,227	$3,117

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,194	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,612	4,472
Loss on disposal of fixed assets	191	41
Impairment of software development costs	—	1,759
Provision for receivable allowance	217	129
Share-based compensation expense	2,729	2,926
Income tax benefits from employee stock plans	2,017	342
Excess tax benefits from employee stock plans	(2,287)	(555)
Provision for excess and obsolete inventories	32	451
Deferred income taxes	(299)	(1,076)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,114)	(10,706)
Inventories	450	327
Prepaid expenses	2,505	(657)
Other current assets	(27)	1,061
Non-current net investment in sales-type leases	(239)	443
Other assets	176	(463)
Accounts payable	3,683	124
Accrued compensation	(7,586)	(4,665)
Accrued liabilities	(252)	537
Deferred service revenue	712	(42)
Deferred gross profit	5,149	6,166
Other long-term liabilities	254	133
Net cash provided by operating activities	1,117	4,132
Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(139)	(48)
Software development for external use	(2,902)	(1,899)
Purchases of property and equipment	(2,551)	(3,300)
Net cash used in investing activities	(5,592)	(5,247)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase and stock option plans	9,624	8,315
Employees' taxes paid related to restricted stock units	(349)	(211)
Common stock repurchases	(4,069)	—
Excess tax benefits from employee stock plans	2,287	555
Net cash provided by financing activities	7,493	8,659
Effect of exchange rate changes on cash and cash equivalents	9	(40)
Net increase in cash and cash equivalents	3,027	7,504
Cash and cash equivalents at beginning of period	104,531	62,313
Cash and cash equivalents at end of period	$107,558	$69,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Description of the Company. Omnicell, Inc. ("Omnicell," "our," "us," "we," or the "Company") was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication supply control systems and medical adherence solutions which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States and Canada.

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and its subsidiaries as of March 31, 2014, the results of their operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our results of operations, comprehensive income and cash flows for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any future period.

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

Concentration of credit risk. Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there was no single customer accounting for 10% or more of revenues in the three months ended March 31, 2014. Additionally, there was no single customer accounting for 10% or more of accounts receivable at March 31, 2014 or December 31, 2013. We believe that we have no significant concentrations of credit risk at March 31, 2014.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended March 31, 2014 and 2013 totaled approximately $8.9 million and $7.2 million, respectively.

There have been no material changes in our significant accounting policies as of and for the three months ended March 31, 2014, compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted the amendments in ASU 2013-11 in the first quarter of 2014. This update did not have a significant impact on our financial position, operating results or cash flows.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, we excluded 347,265 and 1,865,589 shares from the calculations of diluted net income per share for the three months ended March 31, 2014 and 2013, respectively.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income	$6,194	$3,385
Weighted average shares outstanding — basic	35,225	33,900
Net income per share — basic	$0.18	$0.10
Diluted:
Net income	$6,194	$3,385
Weighted average shares outstanding — basic	35,225	33,900
Add: Dilutive effect of employee stock plans	1,080	920
Weighted average shares outstanding — diluted	36,305	34,820
Net income per share — diluted	$0.17	$0.10

Note 3.	Cash and Cash Equivalents and Fair Value of Financial Instruments

Cash and cash equivalents consist of the following significant asset investment classes as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$52,906	$—	$—	$52,906	$52,906	N/A
Money market fund	54,652	—	—	54,652	54,652	Available for sale
Total cash and cash equivalents	$107,558	$—	$—	$107,558	$107,558

c	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$38,823	$—	$—	$38,823	$38,823	N/A
Money market fund	65,708	—	—	65,708	65,708	Available for sale
Total cash and cash equivalents	$104,531	$—	$—	$104,531	$104,531

The money market fund is a daily-traded cash equivalent with a price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered Available-for-sale. We did not hold any Level 2 and Level 3 assets or liabilities as of March 31, 2014 and December 31, 2013.

The following table shows our financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Total Fair Value
Money market fund at March 31, 2014	$54,652	$54,652
Money market fund at December 31, 2013	$65,708	$65,708

Note 4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$10,278	$10,765
Work in process	944	534
Finished goods	19,753	20,158
Total	$30,975	$31,457

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Equipment	$40,682	$40,180
Furniture and fixtures	5,296	5,260
Leasehold improvements	7,451	7,394
Purchased software	21,299	20,199
Construction in process	3,355	2,649
	78,083	75,682
Accumulated depreciation and amortization	(42,905)	(40,428)
Property and equipment, net	$35,178	$35,254

Depreciation and amortization of property and equipment totaled approximately $2.5 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	March 31, 2014	December 31, 2013
Net minimum lease payments to be received	$18,351	$18,172
Less unearned interest income portion	1,397	1,455
Net investment in sales-type leases	16,954	16,717
Less current portion(1)	5,310	5,232
Non-current net investment in sales-type leases(2)	$11,644	$11,485

(1)     A component of other current assets. This amount is net of an immaterial allowance for doubtful accounts as of March 31, 2014 and December 31, 2013.
(2)     This amount is net of an immaterial allowance for doubtful accounts as of March 31, 2014 and December 31, 2013.

The minimum lease payments under sales-type leases as of March 31, 2014 were as follows (in thousands):

Remainder of 2014	$4,549
2015	5,230
2016	3,991
2017	3,042
2018	1,466
Thereafter	73
Total	$18,351

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for March 31, 2014:
Accounts individually evaluated for impairment	$—	$—	$—
Accounts collectively evaluated for impairment	169	17,123	16,954
Ending balances: March 31, 2014	$169	$17,123	$16,954
Credit loss disclosure for December 31, 2013:
Accounts individually evaluated for impairment	$—	$—	$—
Accounts collectively evaluated for impairment	167	16,884	16,717
Ending balances: December 31, 2013	$167	$16,884	$16,717

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for credit losses, beginning of period	$167	$607
Current period provision	2	13
Direct write-downs charged against the allowance	—	(413)
Recoveries of amounts previously charged off	—	(17)
Allowance for credit losses, end of period	$169	$190

Note 7.	Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment on an annual basis and between annual tests if events or circumstances indicate that an impairment loss may have occurred, and we write down these assets when impaired. We perform our annual impairment tests during the fourth quarter of each fiscal year using the closing balance sheet as of the last day of the third quarter.
During the three months ended March 31, 2014, we noted no indications of impairment or triggering events to cause us to review goodwill for potential impairment. We will conduct our annual goodwill testing during the fourth fiscal quarter.
There were no changes in the carrying amount of goodwill for the period from December 31, 2013 to March 31, 2014. Goodwill by reporting unit, which is the same for our operating segments are as follows (in thousands):

	Goodwill at December 31, 2013	Adjustments to Goodwill	Goodwill at March 31, 2014
Reporting units:
Automation and Analytics	$28,543	$—	$28,543
Medication Adherence	82,800	—	82,800
Total	$111,343	$—	$111,343

Intangible Assets, net

There were no indefinite-lived intangible assets as of March 31, 2014 or December 31, 2013. Finite-lived intangible assets consist of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$5,775	$48,955	$54,730	$5,236	$49,494	5-30 years
Acquired technology	27,580	2,965	24,615	27,580	2,598	24,982	3-20 years
Patents	1,561	303	1,258	1,493	254	1,239	20 years
Trade name	6,890	1,145	5,745	6,890	1,003	5,887	3-12 years
Non-compete agreements	—	—	—	60	60	—	3 years
Total finite-lived intangibles	$90,761	$10,188	$80,573	$90,753	$9,151	$81,602

Amortization expense totaled $1.1 million for both the three months ended March 31, 2014 and 2013. The amortization of acquired technology is included within product cost of sales and amortization of other acquired intangibles is included within selling, general and administrative expenses.

Estimated future amortization expense of finite-lived intangible assets are as follows (in thousands):

Remainder of 2014	$3,191
2015	4,225
2016	3,857
2017	3,822
2018	3,714
Thereafter	61,764
Total	$80,573

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Rebates and lease buyouts	$2,036	$1,699
Advance payments from customers	3,778	4,971
Accrued Group Purchasing Organization (GPO) fees	2,558	2,324
Technology license purchase obligation, current portion	1,000	1,500
Taxes payable	2,406	1,664
Other	1,716	1,588
Total	$13,494	$13,746

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Sales of medication and supply dispensing systems and packaging equipment, delivered and invoiced but not yet installed	$36,151	$29,040
Cost of revenues, excluding installation costs	(11,045)	(9,083)
Deferred gross profit	$25,106	$19,957

Note 10.	Commitments

We lease properties in California, Florida, Illinois, Tennessee, and the United Kingdom. We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.

At March 31, 2014, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

Remainder of 2014	$3,538
2015	5,408
2016	5,442
2017	5,178
2018	4,299
Thereafter	16,743
Total	$40,608

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $9.7 million as of March 31, 2014.

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
As required under ASC 450, Contingencies, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We did not record any accrual for contingent liabilities associated with the legal proceedings described above based on our belief that any potential loss, while reasonably possible, was not probable. We believe that we have valid defenses with respect to legal proceedings pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
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

From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of March 31, 2014 or December 31, 2013.

Note 12.	Stockholders’ Equity

Treasury Stock

2012 Stock Repurchase Program

On August 1, 2012, our Board of Directors established a stock repurchase program (the “2012 Repurchase Program”) authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The 2012 Repurchase Program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time.

For the three months ended March 31, 2014, we repurchased a total of $4.1 million, or 145,737 shares, at an average cost of $27.92, including commissions. We did not repurchase any shares for the three months ended March 31, 2013.

From the inception of the 2012 Repurchase Program, we have repurchased a total of $25.0 million, or 1,030,382 shares at an average cost of $24.29 per share, including commissions. As of March 31, 2014, the maximum dollar value of shares that may yet be purchased under the plan is $25.0 million.

Note 13.	Stock Option Plans and Share-Based Compensation
Description of Share-Based Plans
Equity Incentive Plan
For a detailed explanation of our stock plan and subsequent changes please refer back to our Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan on our Annual Report on Form 10-K for the year ended December 31, 2013. At March 31, 2014, 2,457,760 shares of common stock were reserved for future issuance our 2009 Equity Incentive Plan, as amended (the "2009 Plan"), and $6.3 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.8 years.
 A summary of option activity under the 2009 Plan for the three months ended March 31, 2014 is presented below:

Options:	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	3,143	$15.82
Granted	241	$25.43
Exercised	(401)	$15.24
Forfeited	(38)	$16.54
Expired	(3)	$22.99
Outstanding at March 31, 2014	2,942	$16.67
Vested and expected to vest at March 31, 2014	2,909	$16.61
Exercisable at March 31, 2014	1,810	$15.08

The aggregate intrinsic value of our options is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock at the end of the reporting period. The aggregate intrinsic value of options exercised under our stock plans for the three months ended March 31, 2014 and March 31, 2013 was $11.4 million and $8.3 million, respectively, determined as of the date of option exercise.

Restricted Stock and Restricted Stock Units

A summary of activity of both restricted stock and RSUs for the three months ended March 31, 2014 is presented below:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2013	52	$18.43	362	$17.15
Granted	—	$—	97	$25.54
Vested	—	$—	(31)	$15.69
Forfeited	—	$—	(14)	$15.45
Non-vested, March 31, 2014	52	$18.43	414	$19.27

The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. Our unrecognized compensation cost related to non-vested restricted stock is approximately $7.2 million and is expected to be recognized over a weighted-average period of 2.8 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") are an element of our executive compensation plans. In 2012, we granted 125,000 PSUs to our executive officer of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below. In 2013, we granted 137,500 PSUs to our executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return for the period from January 1, 2013 through February 28, 2014, as described below. In 2014, we granted 132,500 PSUs to our executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2014. For a more detailed explanation of our PSUs and subsequent changes, please refer back to our Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan on our Annual Report on Form 10-K for the year ended December 31, 2013.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at March 31, 2014 was approximately $2.8 million and is expected to be recognized over a weighted-average period of 1.5 years. For the three months ended March 31, 2014 and 2013, we recognized $0.5 million and $0.4 million, respectively, of compensation expense for the PSUs.
The following table shows the percent of PSUs granted in 2012 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%
On January 22, 2013, the Compensation Committee of our Board of Directors ("the Compensation Committee") confirmed 35.3% as the percentile rank of Omnicell's 2012 total stockholder return. This resulted in 50% of the 2012 PSU awards, or 62,500 shares, as eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on January 22, 2013 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.

The following table shows the percent of PSUs granted in 2013 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%

On March 20, 2014, the Compensation Committee confirmed 63.94% as the percentile rank of Omnicell's 2013-2014 total stockholder return. This resulted in 100% of the 2013 PSU awards, or 137,500 shares, as eligible for further time-based vesting. The eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 20, 2014 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
On February 5, 2014, the Compensation Committee approved PSU awards of 132,500 shares. If the minimum performance threshold is met as determined by the Compensation Committee in 2015, the eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares will vest immediately, with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
A summary of activity of the PSUs for the three months ended March 31, 2014 is presented below:

Performance-based Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested, December 31, 2013	225	$13.32
Granted	132	$16.59
Vested	(34)	$14.81
Forfeited	—	$—
Non-vested, March 31, 2014	323	$14.41
1997 Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings, up to a maximum of $25,000 of fair value per year. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.

At the 2009 Annual Meeting of Stockholders, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of March 31, 2014, there were 846,891 shares reserved for future issuance under the ESPP. For the three months ended March 31, 2014, 254,009 shares of common stock were purchased under the ESPP. As of March 31, 2014, 4,484,664 shares had been issued under the ESPP.

As of March 31, 2014, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1.4 million and is expected to be recognized over a weighted average period of 2.0 years.

Share-based Compensation

We account for share-based awards granted to employees and directors, including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under our ESPP using the estimated grant date fair value method of accounting in accordance with ASC 718, Stock Compensation.

We value options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued via Monte Carlo simulation.

 The impact on our results for share-based compensation was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of product and service revenues	$268	$305
Research and development expenses	369	289
Selling, general and administrative expenses	2,092	2,332
Total share-based compensation expenses	$2,729	$2,926

Note 14. Segments

Beginning with the acquisition of MTS, which was completed in May 2012, we have organized our business into two operating business segments. Previously, we reported segments based on the customers that our products were sold to, with the Acute Care segment primarily including products and services sold to hospital customers, and the Non-Acute Care segment primarily including products and services sold to customers outside of hospital settings. We are at a point where many of our Acute Care and Non-Acute Care customers are converging to provide services across the continuum of care. These customers seek automation and analytics products that function across the various facilities they manage and we find ourselves providing solutions across multiple types of care environments. These customers are also interested in obtaining higher levels of adherence to prescribed medication regimens that our blister card products provide. Our business has evolved to be managed more on a product basis and it has become more difficult to determine whether a customer is a hospital or a blend of hospitals and non-acute care facilities. Accordingly, beginning in 2014, we have realigned our segments to reflect the products we sell, regardless of who they are sold to.
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software.
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services.
Prior period amounts in the table below have been recast to conform to the way we internally manage and monitor performance at the segment level during the current period.
We report segment information based on the management approach. The management approach designates the internal reporting used by the Chief Operating Decision Maker (the "CODM") for making decisions and assessing performance as the source of our operating segments. The CODM is our Chief Executive Officer. The CODM allocates resources to and assesses the performance of each operating segment, using information about its revenues, gross profit and income (loss) from operations. The CODM does not evaluate operating business segments using discrete asset information; accordingly, we do not report segment assets.
Since 1992, Omnicell has provided automation and business information solutions to healthcare facilities in general, but with a focus on acute care hospitals. We have developed product solutions that help optimize various workflows utilized in hospitals. We have also developed sophisticated sales, installation, and service capabilities to serve the specific and special needs of hospitals. As the healthcare market evolves, acute care facilities are beginning to merge operationally with non-acute care facilities. The new healthcare organizations desire medication and supply inventory control and business analytics across the continuum of care environments they serve. Our Automation and Analytics segment represents the products we sell to fulfill these needs.
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

As healthcare evolves, these medication adherence solutions are finding application in acute care settings as well. Our Medication Adherence segment represents all the products we sell to fulfill medication adherence needs through blister cards, blister card packaging equipment, and related software.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$81,499	$20,265	$101,764	$68,713	$18,397	$87,110
Cost of revenues	34,940	12,329	47,269	30,276	11,467	41,743
Gross profit	$46,559	$7,936	$54,495	$38,437	$6,930	$45,367
Gross margin %	57.1%	39.2%	53.6%	55.9%	37.7%	52.1%

Operating expenses	37,402	7,139	44,541	33,104	8,094	41,198
Income (loss) from operations	$9,157	$797	$9,954	$5,333	$(1,164)	$4,169
Operating margin %	11.2%	3.9%	9.8%	7.8%	(6.3)%	4.8%

Interest and other income (expense), net			(256)			(223)
Income before provision for income taxes			9,698			3,946
Provision for income taxes			3,504			561
Net income			$6,194			$3,385

For the three months ended March 31, 2014 and 2013, segment depreciation/amortization, and capital expenditures were as follows (amounts in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Depreciation/Amortization	$2,898	$1,714	$4,612	$2,899	$1,573	$4,472
Capital Expenditures	$1,748	$803	$2,551	$1,000	$2,338	$3,338

Note 15. Impairment of Software Development Costs

As part of the continuing integration of MTS, in the first quarter of 2013, we reorganized our management team, including the software development department, within the Medication Adherence segment. Through the end of the first quarter of 2013, the Medication Adherence segment had capitalized approximately $1.8 million of software development costs associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with our financial statement close process for the quarter ended March 31, 2013, our management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we have determined we can no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million, ($0.03 per diluted share, net of tax), to expense as a component of research and development in the accompanying condensed consolidated statement of operations.

Note 16. Credit Agreement
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
The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at March 31, 2014.

Note 17. Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 39.1% and 37.4% for the three-months ended March 31, 2014 and 2013, respectively. The 2014 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

The 2013 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the federal research and development credit claimed and the domestic production activities deduction. The income tax provision for the three months ended March 31, 2013 also reflected a discrete net benefit of $0.7 million, or 18.0% of pre-tax income, related to 2012 federal research and development credit which was retroactively reinstated in the three months ended March 31, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The forward looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our future product bookings;

•	the extent and timing of future revenues, including the amounts of our current backlog;

•	the size or growth of our market or market share;

•	the opportunity presented by new products, emerging markets and international market;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources; and

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively.
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail in Part II - Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. You should read our Annual Report on Form 10-K and the documents that we reference in the Annual Report on Form 10-K and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to "Omnicell, Inc.," "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries.
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
Prior to the first quarter of 2014, we managed our business in two customer-centric operating segments: Acute Care which primarily included products and services sold to hospital customers, and Non-Acute Care which primarily included products and services sold to customers outside of hospital settings.

We are at a point where many of our Acute Care and Non-Acute Care customers are converging to provide services across the continuum of care. These customers seek Automation and Analytics products that function across the various facilities they manage and we find ourselves providing solutions across multiple types of care environments. These customers are also interested in obtaining higher levels of adherence to prescribed medication regimens that our blister card products provide. Our business has evolved to be managed more on a product basis and it has become more difficult to determine whether a customer is a hospital or a blend of hospitals and non-acute care facilities. Accordingly, effective in the first quarter of 2014, we began to manage our business according to two product segments: Automation and Analytics, and Medication Adherence. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services.
Our Automation and Analytics segment has been the predominant market for our products since the company's inception in 1992 and today comprises approximately 80% of our overall business. The Medication Adherence segment became a significant portion of our business in May 2012, when we completed our acquisition of MedPak Holdings, Inc. ("MedPak"). MedPak is the parent company of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. The acquisition aligned us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. The combination of Omnicell and MTS brought capabilities to each other that strengthened the product lines and expanded the medication management coverage of both companies. As our business evolves, we will continue to assess our segments which could result in future modifications to the current presentation.
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have invested in strategies which we believe have generated our revenue and earnings growth by directly supporting our customers’ initiatives. These strategies include:

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

•
Deliver our solutions to new markets. Areas of healthcare where work is done manually may benefit from our existing solutions. These areas include hospitals that continue to utilize manual operations, healthcare segments of the US market outside hospitals, and markets outside the United States. We weigh the cost of entering these new markets against the expected benefits and focus on the markets that we believe are most likely to adopt our products.

•
Expansion of our solutions through acquisitions and partnerships. Our acquisitions have generally been focused on automation of manual workflows or data analytics, which is the enhancement of data for our customers’ decision-making processes. We believe that expansion of our product lines through acquisition and partnerships to meet our customers changing and evolving expectations is a key aspect to our historical and future success.

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011 which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 41% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: China, where we made a Mandarin version of our automated dispensing systems available in 2011, the Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in the United Kingdom where, in the third quarter of 2012, we purchased 15% of our United Kingdom distributor’s outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor recognized in our financial statements for the three months ended March 31, 2014 was immaterial. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012 and an announced, but not completed, potential acquisition of Surgichem Limited from Bupa Care Homes (CFG) Plc. Surgichem is a provider of medication adherence products in the United Kingdom. If completed, the combination of Surgichem with Omnicell is expected to enable both entities to sell their lines of proven multi- and single-dose products across a broader medication adherence packaging market in the United Kingdom. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within 12 months and generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our long-term liabilities include long-term deferred service revenue of $19.8 million and $17.8 million as of March 31, 2014 and December 31, 2013, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but our focus will remain on improving healthcare with solutions that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2014, we also intend to manage our business to operating profit margins similar to those achieved in 2013.

Operations During the Three Months Ended March 31, 2014

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$81,499	$20,265	$101,764	$68,713	$18,397	$87,110
Cost of revenues	34,940	12,329	47,269	30,276	11,467	41,743
Gross profit	$46,559	$7,936	$54,495	$38,437	$6,930	$45,367
Gross margin %	57.1%	39.2%	53.6%	55.9%	37.7%	52.1%

Operating expenses	$37,402	$7,139	$44,541	$33,104	$8,094	$41,198
Income (loss) from operations	$9,157	$797	$9,954	$5,333	$(1,164)	$4,169
Operating margin %	11.2%	3.9%	9.8%	7.8%	(6.3)%	4.8%

Total revenues grew 16.8% year-over-year, comparing $101.8 million for the first quarter of 2014 with $87.1 million for the same period last year.

For the three months ended March 31, 2014, the Automation and Analytics segment contributed revenues of $63.1 million and $18.4 million to product and service revenue, respectively, compared to $51.6 million and $17.1 million, for the same period in 2013. The Medication Adherence segment contributed $19.5 million and $0.8 million to the overall product and service revenue, respectively, compared to $17.6 million and $0.8 million, during the same period in 2013. Overall product and service gross margins increased by $9.1 million, or 20.1%, respectively, for the three months ended March 31, 2014 compared to the same period in 2013.

During the first quarter of 2014, we recognized a decrease of 3.8%, in total revenues from the fourth quarter of 2013. Product revenue decreased by $4.3 million, or 4.9%, while service revenue increased slightly by 1.6%. Overall gross margins in the first quarter of 2014 remained relatively flat at 53.6% compared with 53.5% in the fourth quarter of 2013. Product gross margins remained relatively flat at 52.9% on revenue of $82.6 million during the first quarter of 2013 compared with 52.6% on revenue of $86.9 million during the fourth quarter of 2013. Service gross margins decreased to 56.4% on revenue of $19.2 million during the first quarter of 2014 compared to 58.0% on revenue of $18.9 million during the fourth quarter of 2013.

Cash and cash equivalents increased by $3.0 million during the three months ended March 31, 2014 to $107.6 million from $104.5 million at December 31, 2013 primarily due to working capital improvements and cash received for shares issued under our stock option and employee stock purchase plans.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•Revenue recognition;
•Valuation and impairment of goodwill, intangible assets and other long lived assets;
•Excess and obsolete inventory reserve;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the three months ended March 31, 2014, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a more complete discussion of our other critical accounting policies and estimates.
Recently Adopted Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted the amendments in ASU 2013-11 in the first quarter of 2014. This update did not have any significant impact on our financial position, operating results or cash flows.
Results of Operations
The table below shows the components of our consolidated results of operations as percentages of total revenues for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended
	March 31, 2014		March 31, 2013
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$82,580	81.1%	$69,236	79.5%
Service and other revenues	19,184	18.9%	17,874	20.5%
Total revenues	101,764	100.0%	87,110	100.0%
Cost of revenues:
Cost of product revenues	38,900	38.2%	33,547	38.5%
Cost of service and other revenues	8,369	8.2%	8,196	9.4%
Total cost of revenues	47,269	46.4%	41,743	47.9%
Gross profit	54,495	53.6%	45,367	52.1%
Operating expenses:
Research and development	6,121	6.0%	7,954	9.1%
Selling, general and administrative	38,420	37.8%	33,244	38.2%
Total operating expenses	44,541	43.8%	41,198	47.3%
Income from operations	9,954	9.8%	4,169	4.8%
Interest and other income (expense), net	(256)	(0.3)%	(223)	(0.3)%
Income before provision for income taxes	9,698	9.5%	3,946	4.5%
Provision for income taxes	3,504	3.4%	561	0.6%
Net income	$6,194	6.1%	$3,385	3.9%

Revenues, Cost of Revenues and Gross Profit

The table below shows our consolidated revenues, cost of revenues and gross profit for the three months ended March 31, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$81,499	$20,265	$101,764	$68,713	$18,397	$87,110
Cost of revenues	34,940	12,329	47,269	30,276	11,467	41,743
Gross profit	$46,559	$7,936	$54,495	$38,437	$6,930	$45,367
Gross margin %	57.1%	39.2%	53.6%	55.9%	37.7%	52.1%

    Revenues. The increase in revenues for the three months ended March 31, 2014 was primarily driven by increased installations of our automation products and, to a lesser extent, increased consumables revenue related to our Medication Adherence segment.

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

Cost of revenues. The increase in cost of product revenues was primarily a function of revenue growth and overall product mix.

Gross profit. The increase in gross profit and gross margin percentage was primarily a result of the overall increase in revenues and changes in product mix.

Automation and Analytics Segment

The table below shows our Automation and Analytics segment results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2014	2013	$	%
Product Revenue	$63,120	$51,608	$11,512	22.3%
Service Revenue	18,379	17,105	1,274	7.4%
Total revenues	81,499	68,713	12,786	18.6%
Product Cost	27,151	22,616	4,535	20.1%
Service Cost	7,789	7,660	129	1.7%
Cost of revenues	34,940	30,276	4,664	15.4%
Product Margin	35,969	28,992	6,977	24.1%
Service Margin	10,590	9,445	1,145	12.1%
Gross profit	$46,559	$38,437	$8,122	21.1%
Gross margin %	57.1%	55.9%

Our Automation and Analytics segment contributed $63.1 million in product revenue for the three months ended March 31, 2014 compared to $51.6 million for the same period in 2013. This growth was driven by increased installations of our automation and analytics products fueled by our strong booking performance in 2013, which is a result of continued competitive conversions, increased volume of upgrades to our G4 platform and sales of automated dispensing systems into non-acute care facilities. Service revenues for this segment, which reflect maintenance contracts, rentals of automation systems, and training and professional services, contributed $18.4 million in services and other revenues for the three months ended March 31, 2014 compared to $17.1 million for the same period in 2013. This growth is a result of expansion of our installed customer base generated by new installations over the last year.

Our Automation and Analytics segment contributed $27.2 million in product costs for the three months ended March 31, 2014 compared to $22.6 million for the same period in 2013 while service costs of $7.8 million in the three months ended March 31, 2014 was relatively flat with the same period in 2013. The increase in product costs is primarily a function of the increased revenue and product mix.

Our Automation and Analytics segment gross profit on product revenue increased by $7.0 million for the three months ended March 31, 2014 compared to the same period in 2013 as a result of the overall increase in revenues. Product gross margin, which may fluctuate as a result of product mix, remained relatively flat for these same periods. Service gross profit increased by $1.1 million with a corresponding increase in service margins in excess of 12.1% which reflects the higher service revenues without a consistent increase in service staffing or spare parts usage. This increased efficiency is a result of higher reliability rates of our G4 product platform as compared to previous products.

Medication Adherence Segment

The table below shows our Medication Adherence segment results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2014	2013	$	%
Product Revenue	$19,460	$17,628	$1,832	10.4%
Service Revenue	805	769	36	4.7%
Total revenues	20,265	18,397	1,868	10.2%
Product Cost	11,748	10,931	817	7.5%
Service Cost	581	536	45	8.4%
Cost of revenues	12,329	11,467	862	7.5%
Product Margin	7,712	6,697	1,015	15.2%
Service Margin	224	233	(9)	(3.9)%
Gross profit	$7,936	$6,930	$1,006	14.5%
Gross margin %	39.2%	37.7%

Our Medication Adherence segment contributed $19.5 million in product revenues for the three months ended March 31, 2014 as compared to $17.6 million for the same period in 2013. Our product revenues in this segment increased year over year due to increased sales of medication adherence blister cards and increased sales of OnDemand medication packaging systems. Service revenues in this segment remained approximately 4.1% of total revenue and showed a modest increase commensurate with our growing installed base.

Our Medication Adherence segment contributed product costs of $11.7 million for the three months ended March 31, 2014 as compared to $10.9 million for the same period in 2013. These higher costs are attributable to the product revenue growth in this segment.

Our Medication Adherence segment's increase in gross profit and gross margin percentage for the three months ended March 31, 2014, reflect primarily a product mix shift towards higher value medication adherence solutions.

Operating Expenses

The table below shows our operating expenses for the three months ended March 31, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended March 31,		Change in
	2014	2013	$	%
Research and development	$6,121	$7,954	$(1,833)	(23.0)%
Selling, general and administrative	38,420	33,244	5,176	15.5%
Total operating expenses	$44,541	$41,198	$3,343	8.1%

Research and Development. The overall decrease in research and development expenses was primarily due to a $1.6 million decrease in research and development expenses attributable to the Medication Adherence segment which was driven by a one-time $1.8 million write-off of previously capitalized software development costs in the first quarter of 2013, partially offset by $0.2 million increase in consulting related expense. The Automation and Analytics segment contributed $0.3 million to the decrease in research and development expenses in the three months ended March 31, 2014 compared to the same period in 2013, primarily driven by $1.0 million increase in capitalized software effort due to the higher level of post-feasibility beta testing, partially offset by an increase of $0.7 million in employee related expenses due to increased staffing and higher year over year benefit costs.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. The overall increase in selling, general and administrative expenses reflected a $4.6 million increase attributable to the Automation and Analytics segment. The increase was driven primarily by $0.9 million in commission expenses associated with increased revenues, $1.5 million employee related expenses due to increased staffing and higher year over year benefit costs, $1.3 million in compensation expense which was higher due to a significant portion of variable compensation not being earned in the three month ended March 31, 2013 due to the fact that we did not achieve our company goals, and $0.9 million in consulting and professional fees driven by merger and acquisition related activities and increased accounting and auditing fees.

We expect selling, general, and administrative expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to support our anticipated growth as well as international expansion efforts.

Provision for Income Taxes

The annual effective tax rate before discrete items was 39.1% and 37.4% for the three months ended March 31, 2014 and 2013, respectively. The increase in the estimated annual effective tax rate for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the reinstatement of the federal research and development credit in January of 2013 which was partially offset by a decrease in other non-deductible expenditures. The impact of these amounts was 2.2% and (0.5)%, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $107.6 million at March 31, 2014, compared to $104.5 million at December 31, 2013. All of our cash and cash equivalents are invested in demand deposits or money market funds.

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time, which provides for a $75.0 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25.0 million in the aggregate. The Credit Agreement contains affirmative and negative covenants, and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at March 31, 2014. For additional details, refer to Note 16, Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Based on our current business plan and revenue backlog, we believe that our existing cash, cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under our $75.0 million Credit Agreement, will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.

Cash flows for the three months ended March 31, 2014 and 2013, and the change between those periods, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$1,117	$4,132	$(3,015)
Net cash used in investing activities	(5,592)	(5,247)	(345)
Net cash provided by financing activities	7,493	8,659	(1,166)
Effect of exchange rate changes on cash and cash equivalents	9	(40)	49
Net increase in cash and cash equivalents	$3,027	$7,504	$(4,477)

Operating activities. The decrease in net cash provided by operating activities was primarily due to a $6.4 million increase in accounts receivable as a result of timing of shipments and a $2.9 million decrease in accrued compensation primarily due payment of accrued incentive bonus during the first quarter of 2014. These uses of cash were partially offset by a $3.6 million increase in accounts payable driven primarily by the timing of payments during the first quarter of 2014, and $2.8 million increase in net income.

Investing activities. Net cash used in investing activities increased primarily due to $1.0 million increase in capitalized software development costs, partially offset by $0.7 million decrease in cash used for purchases of property and equipment.

Financing activities. Net cash provided by financing activities decreased primarily due to stock repurchases of $4.1 million in the first quarter of 2014, partially offset by an increase of $1.3 million in cash generated from shares issued under stock option and employee stock purchase plans and $1.7 million in tax benefits associated with employee stock plans.

Contractual Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2014. For a description of our facility leases and contractual obligations, refer to our Annual Report on Form 10-K for the year ended December 31, 2013 and the Notes to the Consolidated Financial Statements included therein.

The following table summarizes our contractual obligations at March 31, 2014 (in thousands):

	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases (1) (2)	$40,608	$5,925	$10,449	$8,728	$15,506
Commitments to contract manufacturers and suppliers (3)	9,653	9,653	—	—	—
Total (4)	$50,261	$15,578	$10,449	$8,728	$15,506

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

(4)
At March 31, 2014, we have recorded $5.2 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors.

(5)	Accordingly, as the timing and amount of payment cannot be estimated, a $5.2 million of uncertain tax position liability has not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"). Originally issued in 1992 (the "1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it superseded by the 2013 Framework. As of March 31, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework which will be completed by the end of 2014.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, “Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2014 is incorporated herein by reference.

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
In assessing these risks, you should also refer to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
On September 25, 2013, we entered into a $75.00 million revolving credit facility pursuant to a Credit Agreement, by and among Omnicell, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of March 31, 2014, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the three months ended March 31, 2014, our common stock traded between $30.33 and $24.85 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of March 31, 2014, the balance of our unsold leases to U.S. government customers was $12.9 million.
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
* Complications in connection with our ongoing business information system upgrades, including those required to adopt new accounting standards and eventually adopt changes driven by converged accounting standards for revenues, leases and other topics, may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. For example, in 2014 we are replacing legacy Enterprise Requirements Planning systems utilized in the acquired MTS business with systems currently in use in other parts of Omnicell. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At March 31, 2014, we had options outstanding to purchase approximately 2.9 million shares of our common stock at exercise prices ranging from $6.40 to $29.16 per share, at a weighted-average exercise price of $16.67 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs
The following table presents a summary of our stock repurchase activity in the first quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2014 to January 31, 2014	31,469	$25.00	31,469	$28,277,375
February 1, 2014 to February 28, 2014	8,100	$25.00	8,100	$28,074,875
March 1, 2014 to March 31, 2014	106,168	$28.96	106,168	$25,000,027
(1) Shares purchased under the 2012 Stock Repurchase Program
(2) These amounts reflect the available shares authorized for repurchase under the 2012 Stock Repurchase Program.
Refer to Note 12, Stockholders' Equity, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information regarding our 2012 Stock Repurchase Program.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1	2013 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	2/7/2014

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

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

OMNICELL, INC.

Date: May 12, 2014
/s/ ROBIN G. SEIM
Robin G. Seim
Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing

INDEX TO EXHIBITS

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2 , 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1	2014 Executive Base Salaries	8-K	333-33043	10.1	2/7/2014

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(1)

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