Form 10-Q
period 2014-06-30
OMNICELL, Inc
filed 2014-08-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of August 1, 2014 was 35,872,538.

OMNICELL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$126,379	$104,531
Accounts receivable, net of allowances of $942 and $490, respectively	82,560	58,597
Inventories	31,542	31,457
Prepaid expenses	16,739	18,883
Deferred tax assets	12,636	12,635
Other current assets	6,040	7,675
Total current assets	275,896	233,778
Property and equipment, net	37,257	35,254
Non-current net investment in sales-type leases	10,872	11,485
Goodwill	111,343	111,343
Intangible assets, net	79,561	81,602
Non-current deferred tax assets	1,102	1,102
Other assets	21,220	17,937
Total assets	$537,251	$492,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,965	$16,471
Accrued compensation	15,694	19,604
Accrued liabilities	16,170	13,746
Deferred service revenue	21,720	22,626
Deferred gross profit	30,745	19,957
Total current liabilities	103,294	92,404
Non-current deferred service revenue	21,309	17,763
Non-current deferred tax liabilities	29,023	28,162
Other long-term liabilities	6,004	5,175
Commitments and Contingencies (Note 10 and Note 11)
Total liabilities	159,630	143,504
Stockholders’ equity:
Total stockholders’ equity	377,621	348,997
Total liabilities and stockholders’ equity	$537,251	$492,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$85,244	$75,581	$167,824	$144,817
Services and other revenues	19,808	18,105	38,992	35,979
Total revenues	105,052	93,686	206,816	180,796
Cost of revenues:
Cost of product revenues	41,003	36,286	79,903	69,833
Cost of services and other revenues	8,009	8,032	16,378	16,228
Total cost of revenues	49,012	44,318	96,281	86,061
Gross profit	56,040	49,368	110,535	94,735
Operating expenses:
Research and development	6,471	7,150	12,592	15,104
Selling, general and administrative	37,011	32,859	75,431	66,104
Total operating expenses	43,482	40,009	88,023	81,208
Income from operations	12,558	9,359	22,512	13,527
Interest and other income (expense), net	(40)	63	(296)	(159)
Income before provision for income taxes	12,518	9,422	22,216	13,368
Provision for income taxes	4,729	3,406	8,233	3,967
Net income	$7,789	$6,016	$13,983	$9,401
Net income per share-basic	$0.22	$0.17	$0.39	$0.28
Net income per share-diluted	$0.21	$0.17	$0.38	$0.27
Weighted average shares outstanding:
Basic	35,661	34,450	35,451	34,177
Diluted	36,618	35,374	36,478	35,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,789	$6,016	$13,983	$9,401
Other comprehensive income:
Changes in fair value of foreign currency forward contract	—	—	—	(65)
Foreign currency translation adjustment	87	5	119	(198)
Other comprehensive income (loss)	87	5	119	(263)
Comprehensive income	$7,876	$6,021	$14,102	$9,138

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,983	$9,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,391	9,244
Loss on disposal of fixed assets	202	141
Impairment of software development costs	—	1,759
Provision for receivable allowance	436	63
Share-based compensation expense	5,449	5,613
Income tax benefits from employee stock plans	3,058	739
Excess tax benefits from employee stock plans	(3,326)	(1,258)
Provision for excess and obsolete inventories	250	742
Deferred income taxes	860	(258)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,408)	(8,757)
Inventories	(335)	(199)
Prepaid expenses	2,144	(536)
Other current assets	1,602	94
Non-current net investment in sales-type leases	622	160
Other assets	228	(129)
Accounts payable	2,494	(796)
Accrued compensation	(3,910)	(374)
Accrued liabilities	2,424	2,065
Deferred service revenue	2,640	(1,294)
Deferred gross profit	10,788	4,578
Other long-term liabilities	829	230
Net cash provided by operating activities	25,421	21,228
Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(191)	(64)
Software development for external use	(5,507)	(3,194)
Purchases of property and equipment	(7,335)	(5,711)
Net cash used in investing activities	(13,033)	(8,969)
Cash flows from financing activities:
Proceeds from issuances under stock-based compensation plans	11,813	11,549
Employees' taxes paid related to restricted stock units	(1,729)	—
Common stock repurchases	(4,069)	—
Excess tax benefits from employee stock plans	3,326	1,258
Net cash provided by financing activities	9,341	12,807
Effect of exchange rate changes on cash and cash equivalents	119	(45)
Net increase in cash and cash equivalents	21,848	25,021
Cash and cash equivalents at beginning of period	104,531	62,313
Cash and cash equivalents at end of period	$126,379	$87,334

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

Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and our subsidiaries as of June 30, 2014, the results of our operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our results of operations, comprehensive income for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any future period.

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

Concentration of credit risk. Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there was no single customer accounting for 10% or more of revenues in the three and six months ended June 30, 2014 and 2013. Additionally, there was no single customer accounting for 10% or more of accounts receivable at June 30, 2014 or December 31, 2013. We believe that we have no significant concentrations of credit risk at June 30, 2014.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended June 30, 2014 and 2013 totaled approximately $8.3 million and $6.7 million, respectively, and $17.2 million and $13.9 million for the six months ended June 30, 2014 and 2013, respectively.

There have been no material changes in our significant accounting policies as of and for the three and six months ended June 30, 2014, compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies may use either of two methods: (i) full retrospective application to each prior reporting period presented with the option to elect certain practical expedients defined within ASU 2014-09; or (ii) modified retrospective application with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. ASU 2014-09 is effective for us in the first quarter of 2017 and we are currently evaluating the impact of our pending adoption on our consolidated financial statements.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, we excluded 353,422 and 366,021 shares, respectively, from the calculations of diluted net income per share for the three and six months ended June 30, 2014 and 1,346,561 and 1,581,335 shares, respectively, from the same calculations for the three and six months ended June 30, 2013.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income	$7,789	$6,016	$13,983	$9,401
Weighted average shares outstanding — basic	35,661	34,450	35,451	34,177
Net income per share — basic	$0.22	$0.17	$0.39	$0.28
Diluted:
Net income	$7,789	$6,016	$13,983	$9,401
Weighted average shares outstanding — basic	35,661	34,450	35,451	34,177
Add: Dilutive effect of employee stock plans	957	924	1,027	922
Weighted average shares outstanding — diluted	36,618	35,374	$36,478	35,099
Net income per share — diluted	$0.21	$0.17	$0.38	$0.27

Note 3.	Cash and Cash Equivalents and Fair Value of Financial Instruments

Cash and cash equivalents consist of the following significant asset investment classes as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$68,333	$—	$—	$68,333	$68,333	N/A
Money market fund	58,046	—	—	58,046	58,046	Available for sale
Total cash and cash equivalents	$126,379	$—	$—	$126,379	$126,379

c	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$38,823	$—	$—	$38,823	$38,823	N/A
Money market fund	65,708	—	—	65,708	65,708	Available for sale
Total cash and cash equivalents	$104,531	$—	$—	$104,531	$104,531

The money market fund is a daily-traded cash equivalent with a price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered available-for-sale. We did not hold any Level 2 and Level 3 assets or liabilities as of June 30, 2014 and December 31, 2013.

The following table shows our financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Total Fair Value
Money market fund at June 30, 2014	$58,046	$58,046
Money market fund at December 31, 2013	$65,708	$65,708

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$11,197	$10,765
Work in process	745	534
Finished goods	19,600	20,158
Total	$31,542	$31,457

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment	$41,876	$40,180
Furniture and fixtures	5,609	5,260
Leasehold improvements	8,070	7,394
Purchased software	25,173	20,199
Construction in process	2,142	2,649
Total property and equipment	82,870	75,682
Accumulated depreciation and amortization	(45,613)	(40,428)
Total property and equipment, net	$37,257	$35,254

Depreciation and amortization of property and equipment was approximately $2.7 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively, and $5.2 million and $5.6 million for the six months ended June 30, 2014 and 2013, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	June 30, 2014	December 31, 2013
Net minimum lease payments to be received	$17,559	$18,172
Less unearned interest income portion	(1,214)	(1,455)
Net investment in sales-type leases	16,345	16,717
Less current portion(1)	(5,473)	(5,232)
Non-current net investment in sales-type leases(2)	$10,872	$11,485

(1)     A component of other current assets. This amount is net of an immaterial allowance for doubtful accounts as of June 30, 2014 and December 31, 2013.
(2)     This amount is net of an immaterial allowance for doubtful accounts as of June 30, 2014 and December 31, 2013.

The minimum lease payments under sales-type leases as of June 30, 2014 were as follows (in thousands):

Remainder of 2014	$3,137
2015	5,438
2016	4,102
2017	3,154
2018	1,576
Thereafter	152
Total	$17,559

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for June 30, 2014:
Accounts individually evaluated for impairment	$—	$—	$—
Accounts collectively evaluated for impairment	157	16,502	16,345
Ending balances: June 30, 2014	$157	$16,502	$16,345

Credit loss disclosure for December 31, 2013:
Accounts individually evaluated for impairment	$—	$—	$—
Accounts collectively evaluated for impairment	167	16,884	16,717
Ending balances: December 31, 2013	$167	16,884	$16,717

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$169	$190	$167	$607
Current period provision (reversal)	(12)	6	(10)	19
Direct write-downs charged against the allowance	—	—	—	(413)
Recoveries of amounts previously charged off	—	(12)	—	(29)
Allowance for credit losses, end of period	$157	$184	$157	$184

Note 7.	Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that an impairment loss may have occurred, and we write down these assets when impaired. We perform our annual impairment tests during the fourth quarter of each fiscal year using the closing balance sheet as of the last day of the third quarter.
During the six months ended June 30, 2014, we noted no indications of impairment or triggering events to cause us to perform a goodwill impairment analysis.
There were no changes in the carrying amount of goodwill for the period from December 31, 2013 to June 30, 2014. Goodwill by reporting unit, which is the same for our operating segments, is as follows (in thousands):

	Goodwill at December 31, 2013	Adjustments to Goodwill	Goodwill at June 30, 2014
Reporting units:
Automation and Analytics	$28,543	$—	$28,543
Medication Adherence	82,800	—	82,800
Total	$111,343	$—	$111,343

Intangible Assets, net

There were no indefinite-lived intangible assets as of June 30, 2014 or December 31, 2013. Finite-lived intangible assets consist of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$54,730	$6,314	$48,416	$54,730	$5,236	$49,494	5-30 years
Acquired technology	27,580	3,333	24,247	27,580	2,598	24,982	3-20 years
Patents	1,613	319	1,294	1,493	254	1,239	20 years
Trade name	6,890	1,286	5,604	6,890	1,003	5,887	3-12 years
Non-compete agreements	—	—	—	60	60	—	3 years
Total finite-lived intangibles	$90,813	$11,252	$79,561	$90,753	$9,151	$81,602

Amortization expense for the intangible assets presented above was $1.1 million for both the three months ended June 30, 2014 and 2013, and $2.2 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. The amortization of acquired technology is included within product cost of sales and amortization of other acquired intangibles is included within selling, general and administrative expenses.

Estimated future amortization expense of finite-lived intangible assets are as follows (in thousands):

Remainder of 2014	$2,127
2015	4,225
2016	3,857
2017	3,822
2018	3,714
Thereafter	61,816
Total	$79,561

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Rebates and lease buyouts	$4,596	$1,699
Advance payments from customers	3,656	4,971
Accrued Group Purchasing Organization (GPO) fees(1)	2,848	2,324
Technology license purchase obligation, current portion	500	1,500
Taxes payable	2,719	1,664
Other	1,851	1,588
Total	$16,170	$13,746

(1) Fees paid pursuant to GPO agreements. Customers who buy our products pursuant to a GPO agreement obtain pre-negotiated contract terms and pricing.

Note 9.	Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Sales of medication and supply dispensing systems and packaging equipment(1)	$40,748	$29,040
Cost of revenues, excluding installation costs	(10,003)	(9,083)
Deferred gross profit	$30,745	$19,957

(1) Sales that have been delivered and invoiced and not yet installed, or sales that have been shipped and not invoiced and not yet installed.

Note 10.	Commitments

We lease properties in California, Florida, Illinois, Tennessee, and the United Kingdom. We also have smaller rented offices in Ohio, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.

At June 30, 2014, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

Remainder of 2014	$2,926
2015	5,583
2016	5,167
2017	4,468
2018	4,298
Thereafter	16,600
Total	$39,042

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $11.3 million as of June 30, 2014.

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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of June 30, 2014 or December 31, 2013.

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

For the six months ended June 30, 2014, we repurchased a total of $4.1 million or 145,737 shares, at an average cost of $27.92, including commissions. For details regarding our 2012 Stock Repurchase Program, please refer to Note 15, Stockholders' Equity, of our Annual Report on Form 10-K for the year ended December 31, 2013.

From the inception of the 2012 Repurchase Program, we have repurchased a total of $25.0 million, or 1,030,382 shares at an average cost of $24.29 per share, including commissions. As of June 30, 2014, the maximum dollar value of shares that may yet be purchased under the plan is $25.0 million.

Note 13.	Stock Option Plans and Share-Based Compensation
Share-Based Plans
Equity Incentive Plan
For a detailed explanation of our stock plan and subsequent changes please refer to Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan, of our Annual Report on Form 10-K for the year ended December 31, 2013.
At June 30, 2014, 2,361,284 shares of common stock were reserved for future issuance our 2009 Equity Incentive Plan, as amended (the "2009 Plan"), and $5.9 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.7 years.
 A summary of option activity under the 2009 Plan for the six months ended June 30, 2014 is presented below:

Options:	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	3,143	$15.82
Granted	304	$25.75
Exercised	(582)	$14.29
Forfeited	(59)	$18.56
Expired	(7)	$17.47
Outstanding at June 30, 2014	2,799	$17.15
Vested and expected to vest at June 30, 2014	2,770	$17.10
Exercisable at June 30, 2014	1,727	$15.39

The aggregate intrinsic value of options exercised under our stock plans for the three and six months ended June 30, 2014 was $5.3 million and $7.9 million, respectively, determined as of the date of option exercise.

Restricted Stock and Restricted Stock Units

A summary of activity of both restricted stock and restricted stock units ("RSUs") for the six months ended June 30, 2014 is presented below:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2013	52	$18.43	362	$17.15
Granted	39	$26.46	98	$25.56
Vested	(54)	$26.47	(84)	$16.54
Forfeited	—	$0.00	(16)	$15.83
Non-vested, June 30, 2014	37	$26.47	360	$19.64

The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. Our unrecognized compensation cost related to non-vested restricted stock is approximately $6.3 million and is expected to be recognized over a weighted-average period of 2.5 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") are an element of our executive compensation plans. In 2012, we granted 125,000 PSUs to our executive officer of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below. In 2013, we granted 137,500 PSUs to our executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return for the period from January 1, 2013 through February 28, 2014, as described below. In 2014, we granted 132,500 PSUs to our executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2014 and eligibility for further time-based vesting based on the ranking of our total shareholder return. For a more detailed explanation of our PSUs and subsequent changes, please refer to Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan on our Annual Report on Form 10-K for the year ended December 31, 2013.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at June 30, 2014 was approximately $2.3 million and is expected to be recognized over a weighted-average period of 1.5 years. For the three months ended June 30, 2014 and 2013, we recognized $0.5 million and $0.4 million, respectively, of compensation expense for the PSUs. For the six months ended June 30, 2014 and 2013, we recognized $1.0 million and $0.8 million, respectively, of compensation expense for the PSUs.
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
A summary of activity of the PSUs for the six months ended June 30, 2014 is presented below:

Performance-based Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested, December 31, 2013	225	$13.32
Granted	135	$16.49
Vested	(74)	$13.66
Forfeited	(8)	$10.93
Non-vested, June 30, 2014	278	$14.72
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

At the 2009 Annual Meeting of Stockholders, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of June 30, 2014, there were 846,891 shares reserved for future issuance under the ESPP. For the three months ended June 30, 2014, no shares of common stock were purchased under the ESPP. For the six months ended June 30, 2014, 254,009 shares of common stock were purchased under the ESPP.

As of June 30, 2014, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $0.9 million and is expected to be recognized over a weighted average period of approximately 1.0 year.

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

 The following table shows a summary of the share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$264	$324	$532	$629
Research and development	380	326	749	615
Selling, general and administrative	2,076	2,037	4,168	4,369
Total share-based compensation expenses	$2,720	$2,687	$5,449	$5,613

Note 14. Segments

Prior to the first quarter of 2014, we organized our business into two operating business segments, the Acute Care and Non-Acute Care segments, which were based on the products' target customers. The Acute Care segment primarily included products and services sold to hospital customers, and the Non-Acute Care segment primarily included products and services sold to customers outside of hospital settings.

In the first quarter of 2014, we realigned our segments based on the products we sell, regardless of who they are sold to because our business has evolved to be managed more on a product basis, rather than on a customer-type basis. It has become more difficult to determine whether a customer is a hospital or a blend of hospitals and non-acute care facilities. We are at a point where many of our Acute Care and Non-Acute Care customers are converging to provide services across the continuum of care. These customers seek automation and analytics products that function across the various facilities they manage. We find ourselves providing solutions across multiple types of care environments. These customers are also interested in obtaining higher levels of adherence to prescribed medication regimens that our blister card products provide.
Our two reportable segments are the Automation and Analytics segment and the Medication Adherence segment. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services.

Prior period amounts in the tables below have been recast to conform to the way we internally manage and monitor performance at the segment level during the current period.
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
Since 1984, MTS has provided medication adherence solutions to the non-acute care market. In 2012, we acquired MTS. The solutions supplied by MTS provide automated and semi-automated equipment to assist institutional and retail pharmacists in filling medication orders into blister cards, the primary method of medication control in non-acute care settings. Completing the product solution are the consumables used by institutional and retail pharmacists to make the medication adherence package. MTS has developed process manufacturing capabilities as well as sales capabilities to market medication adherence solutions to institutional and retail pharmacies. As healthcare evolves, these medication adherence solutions are finding application in acute care settings as well. Our Medication Adherence segment represents all the products we sell to fulfill medication adherence needs through blister cards, blister card packaging equipment, and related software.
The contributions of our operating segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$84,702	$20,350	$105,052	$73,866	$19,820	$93,686
Cost of revenues	35,992	13,020	49,012	31,936	12,382	44,318
Gross profit	$48,710	$7,330	$56,040	$41,930	$7,438	$49,368
Gross margin %	57.5%	36.0%	53.3%	56.8%	37.5%	52.7%

Operating expenses	36,508	6,974	43,482	33,808	6,201	40,009
Income from operations	$12,202	$356	$12,558	$8,122	$1,237	$9,359
Operating margin %	14.4%	1.7%	12.0%	11.0%	6.2%	10.0%

Interest and other income (expense), net			(40)			63
Income before provision for income taxes			12,518			9,422
Provision for income taxes			4,729			3,406
Net income			$7,789			$6,016

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$166,201	$40,615	$206,816	$142,579	$38,217	$180,796
Cost of revenues	70,932	25,349	96,281	62,212	23,849	86,061
Gross profit	$95,269	$15,266	$110,535	$80,367	$14,368	$94,735
Gross margin %	57.3%	37.6%	53.4%	56.4%	37.6%	52.4%

Operating expenses	73,910	14,113	88,023	66,912	14,296	81,208
Income from operations	$21,359	$1,153	$22,512	$13,455	$72	$13,527
Operating margin %	12.9%	2.8%	10.9%	9.4%	0.2%	7.5%

Interest and other income (expense), net			(296)			(159)
Income before provision for income taxes			22,216			13,368
Provision for income taxes			8,233			3,967
Net income			$13,983			$9,401

Segment depreciation and amortization, and capital expenditures were as follows (amounts in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Depreciation and amortization	$3,044	$1,735	$4,779	$2,963	$1,809	$4,772
Capital expenditures	$4,419	$365	$4,784	$1,018	$1,395	$2,413

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Depreciation and amortization	$5,942	$3,449	$9,391	$5,862	$3,382	$9,244
Capital expenditures	$6,167	$1,168	$7,335	$2,018	$3,733	$5,751

Note 15. Impairment of Software Development Costs

2013 Impairment

As part of the continuing integration of MTS, in the first quarter of 2013, we reorganized our management team, including the software development department, within the Medication Adherence segment (formerly known as Non-Acute segment). Through the end of the first quarter of 2013, the Medication Adherence segment had capitalized approximately $1.8 million of software development costs associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with our financial statement close process for the quarter ended March 31, 2013, our management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we have determined we can no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million, ($0.03 per diluted share, net of tax), to expense as a component of research and development in the accompanying condensed consolidated statement of operations.

Note 16. Credit Agreement
    In September 2013, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto. The Credit Agreement provides for a $75.0 million revolving credit facility with a $10.0 million letter of credit sub-limit. Loans under the Credit Agreement mature on September 25, 2018. The Credit Agreement permits us to request one or more increases in the aggregate commitments provided that such increases do not exceed $25.0 million in the aggregate. We expect to use the proceeds from any revolving loans under the credit facility for general corporate purposes, including future acquisitions. Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by substantially all of our and the subsidiary guarantors’ assets.
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
To date, we have not yet drawn any funds under the credit facility. We were in full compliance with all covenants at June 30, 2014 and for all periods since the commencement of the Credit Agreement.

Note 17. Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 39.2% and 38.7% for the six months ended June 30, 2014 and 2013, respectively. The 2014 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

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

In the first quarter of 2014, we began to manage our business according to two product segments because many of our Acute Care and Non-Acute Care customers are converging to provide services across the continuum of care. These customers seek Automation and Analytics products that function across the various facilities they manage and we find ourselves providing solutions across multiple types of care environments. These customers are also interested in obtaining higher levels of adherence to prescribed medication regimens that our blister card products provide. Our business has evolved to be managed more on a product basis and it has become more difficult to determine whether a customer is a hospital or a blend of hospitals and non-acute care facilities. Our two product segments are Automation and Analytics and Medication Adherence. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services.
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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011 which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 46% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: China, where we made a Mandarin version of our automated dispensing systems available in 2011, the Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in the United Kingdom where, in the third quarter of 2012, we purchased 15% of our United Kingdom distributor’s outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor recognized in our financial statements for the three and six months ended June 30, 2014 was immaterial. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
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
The growth in our Automation and Analytics revenue for the three and six months ended June 30, 2014 was driven primarily by our success in consistently growing the number of our customer installations. Installed customers grew from 1,783 hospitals as of June 30, 2013 to 1,886 hospitals as of June 30, 2014. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities and, as a result, our service revenues have also grown for the six months ended June 30, 2014.

The growth in our Medication Adherence revenue for the three and six months ended June 30, 2014 was driven primarily by increased sales of our OnDemand medication packaging systems in the United States market and increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past twelve months.
We strive to provide the best service possible, as measured by third party rating agencies and by our own surveys. Our long-term liabilities include long-term deferred service revenue of $21.3 million and $17.8 million as of June 30, 2014 and December 31, 2013, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are performed upon.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but our focus will remain on improving healthcare with solutions that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. For the remainder of 2014, we also intend to continue to manage our business to operating profit margins similar to what we have achieved in the first half of the year.

Results of Operations
The table below shows the components of our consolidated results of operations as percentages of total revenues for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended
	June 30, 2014		June 30, 2013
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$85,244	81.1%	$75,581	80.7%
Service and other revenues	19,808	18.9%	18,105	19.3%
Total revenues	105,052	100.0%	93,686	100.0%
Cost of revenues:
Cost of product revenues	41,003	39.0%	36,286	38.7%
Cost of service and other revenues	8,009	7.6%	8,032	8.6%
Total cost of revenues	49,012	46.7%	44,318	47.3%
Gross profit	56,040	53.3%	49,368	52.7%
Operating expenses:
Research and development	6,471	6.2%	7,150	7.6%
Selling, general and administrative	37,011	35.2%	32,859	35.1%
Total operating expenses	43,482	41.4%	40,009	42.7%
Income from operations	12,558	12.0%	9,359	10.0%
Interest and other income (expense), net	(40)	—%	63	0.1%
Income before provision for income taxes	12,518	11.9%	9,422	10.1%
Provision for income taxes	4,729	4.5%	3,406	3.6%
Net income	$7,789	7.4%	$6,016	6.5%

	Six Months Ended
	June 30, 2014		June 30, 2013
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$167,824	81.1%	$144,817	80.1%
Service and other revenues	38,992	18.9%	35,979	19.9%
Total revenues	206,816	100.0%	180,796	100.0%
Cost of revenues:
Cost of product revenues	79,903	38.6%	69,833	38.6%
Cost of service and other revenues	16,378	7.9%	16,228	9.0%
Total cost of revenues	96,281	46.6%	86,061	47.6%
Gross profit	110,535	53.4%	94,735	52.4%
Operating expenses:
Research and development	12,592	6.1%	15,104	8.4%
Selling, general and administrative	75,431	36.5%	66,104	36.6%
Total operating expenses	88,023	42.6%	81,208	45.0%
Income from operations	22,512	10.9%	13,527	7.5%
Interest and other income (expense), net	(296)	(0.1)%	(159)	(0.1)%
Income before provision for income taxes	22,216	10.7%	13,368	7.4%
Provision for income taxes	8,233	4.0%	3,967	2.2%
Net income	$13,983	6.8%	$9,401	5.2%

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

Operations by Segment During the Three and Six Months Ended June 30, 2014

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$84,702	$20,350	$105,052	$73,866	$19,820	$93,686
Cost of revenues	35,992	13,020	49,012	31,936	12,382	44,318
Gross profit	48,710	7,330	56,040	41,930	7,438	49,368
Gross margin %	57.5%	36.0%	53.3%	56.8%	37.5%	52.7%

Operating expenses	36,508	6,974	43,482	33,808	6,201	40,009
Income (loss) from operations	$12,202	$356	$12,558	$8,122	$1,237	$9,359
Operating margin %	14.4%	1.7%	12.0%	11.0%	6.2%	10.0%

Total revenues grew 12.1% for the three months ended June 30, 2014 compared with the same period last year. Overall product and service gross margins increased by 0.6 points for the three months ended June 30, 2014 compared to the same period in 2013 based upon improvement in Automation and Analytics and partially offset by a decline in Medication Adherence. Income from operations increased primarily on the performance of the Automation and Analytics segment.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$166,201	$40,615	$206,816	$142,579	$38,217	$180,796
Cost of revenues	70,932	25,349	96,281	62,212	23,849	86,061
Gross profit	95,269	15,266	110,535	80,367	14,368	94,735
Gross margin %	57.3%	37.6%	53.4%	56.4%	37.6%	52.4%

Operating expenses	73,910	14,113	88,023	66,912	14,296	81,208
Income (loss) from operations	$21,359	$1,153	$22,512	$13,455	$72	$13,527
Operating margin %	12.9%	2.8%	10.9%	9.4%	0.2%	7.5%

Total revenues grew 14.4% for the six months ended June 30, 2014 compared with the same period last year. Overall product and service gross margins increased by 1.0 point for the six months ended June 30, 2014 compared to the same period in 2013 from improvement in Automation and Analytics. Income from operations increased by $9.0 million primarily on the performance of Automation and Analytics.

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
•Excess and obsolete inventory reserve;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the six months ended June 30, 2014, there were no significant changes in our critical accounting policies and estimates.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 for a discussion of our critical accounting policies and estimates.

Recently Adopted and Issued Accounting Standards
Please refer to Part I, Note 1, Organization and Summary of Significant Accounting Policies, of this Quarterly Report on Form 10-Q for a description of recently adopted and issued accounting standards.

Revenues, Cost of Revenues and Gross Profit

Automation and Analytics Segment

The tables below show our Automation and Analytics segment's results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2014	2013	$	%
Product Revenue	$65,722	$56,552	$9,170	16.2%
Service Revenue	18,980	17,314	1,666	9.6%
Total revenues	84,702	73,866	10,836	14.7%
Product Cost	28,580	24,503	4,077	16.6%
Service Cost	7,412	7,433	(21)	(0.3)%
Total cost of revenues	35,992	31,936	4,056	12.7%
Product Margin	37,142	32,049	5,093	15.9%
Service Margin	11,568	9,881	1,687	17.1%
Gross profit	$48,710	$41,930	$6,780	16.2%
Gross margin %	57.5%	56.8%		0.7	pps

	Six Months Ended June 30,		Change in
	2014	2013	$	%
Product Revenue	$128,842	$108,160	$20,682	19.1%
Service Revenue	37,359	34,419	2,940	8.5%
Total revenues	166,201	142,579	23,622	16.6%
Product Cost	55,731	47,119	8,612	18.3%
Service Cost	15,201	15,093	108	0.7%
Total cost of revenues	70,932	62,212	8,720	14.0%
Product Margin	73,111	61,041	12,070	19.8%
Service Margin	22,158	19,326	2,832	14.7%
Gross profit	$95,269	$80,367	$14,902	18.5%
Gross margin %	57.3%	56.4%		0.9	pps

Revenues. We provide our Automation and Analytics customers with customized products that meet a wide variety of needs. These needs may vary significantly from customer to customer. Automation and Analytics products include software and service, highly customizable dispensing cabinets, and non-customized products from third parties such as carousels to store bulk medication.
The year over year growth in total revenues in our Analytics and Automation segment was driven primarily by our success in growing the number of our customer installations. We have historically measured the growth in our customer installations by the number of hospital installations. In the United States, our hospital installations grew from 1,783 as of June 30, 2013 to 1,886 as of June 30, 2014. To a lesser extent, but of equal importance, our segment's revenue growth was driven by success in upgrading installed customers to newer G4 technology, which is in line with our strategy of continually striving to deliver differentiated innovation in our solutions. Our larger installed based has provided growth opportunities and, as a result, our service revenues have also grown for the six months ended June 30, 2014.
The growth in product revenue for the three months ended June 30, 2014 was primarily driven by a $7.6 million increase in installations of medication cabinets and, to a lesser extent, of supply cabinets, a $1.3 million increase in lease renewal revenue attributable to two major customers, and a $0.3 million increase in revenues from other software products. The growth in service revenue for the three months ended June 30, 2014 was a result of increased service revenue due to growth in our installed base.

The $20.7 million growth in product revenue for the six months ended June 30, 2014 was primarily driven by the growth in customer installations of medication cabinets, and to a lesser extent, of supply cabinets. This growth was also attributable to our success in upgrading installed customers to newer G4 technology. Revenue from other software products also grew by $0.7 million due to increased sales. This increase was partly offset by a $0.8 million decrease in lease renewals, which consisted of a decline in the first quarter of 2014, but which was partly offset by an increase in lease renewals in the second quarter of 2014. Most of our five-year leases do not follow a linear pattern. We are seeing a decline in our overall lease business in absolute and annual dollars as new and existing customers are opting to purchase instead of lease. This pattern has driven fluctuations in our quarterly and year over year comparisons. The growth in service revenue for the six months ended June 30, 2014 was a result of the aforementioned increased service renewal revenue due to growth in our installed base.

Cost of Revenues. Cost of revenue and related margins have slight variations between products. Product cost of revenue has three general categories: (i) standard product costs - accounts for the majority of the product cost of revenues that are provided to customers and are inclusive of purchased material, labor to build the product, and overhead costs associated with production; (ii) installation costs - because Omnicell installs its equipment at the customer site, these are costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs - these costs include variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs as product costs.

The increase in product costs for the three months ended June 30, 2014 was primarily a function of increased revenues driven by the growth in customer installations, which accounted for $3.2 million of the increase. To a lesser extent, the increase in product costs was due to a change in product mix. Installation costs also increased by $0.7 million and amortization of capitalized software increased by $0.2 million. Service costs decreased slightly for the three months ended June 30, 2014 compared to the same period last year.

The increase in product costs for the six months ended June 30, 2014 was primarily a function of increased revenue driven by the growth in customer installations, which accounted for $7.5 million of the increase. To a lesser extent, the increase in product costs was due to a change in product mix. Installation costs also increased by $1.4 million and amortization of capitalized software increased by $0.5 million. This was slightly offset by $0.9 million in improved factory utilization. Service costs remained relatively flat for the six months ended June 30, 2014, as we were able to service a larger installed base with the same resources.

Gross Profit. Gross profit dollars on product revenue increased during the three months ended June 30, 2014 as a result of the overall increase in product revenue. The increase in gross profit on service revenue for the three months ended June 30, 2014 reflects higher service revenues without a consistent increase in service staffing or spare parts usage. This increased efficiency is a result of higher reliability rates of our G4 product platform as compared to previous products.

Gross profit on product revenue increased during the six months ended June 30, 2014 as a result of the aforementioned overall increase in product revenue. The increase in gross profit on service revenue for the six months ended June 30, 2014 reflects higher service revenues due to growth in our installed base, and relatively flat year over year service costs.

Medication Adherence Segment

The tables below show our Medication Adherence segment's results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2014	2013	$	%
Product Revenue	$19,522	$19,029	$493	2.6%
Service Revenue	828	791	37	4.7%
Total revenues	20,350	19,820	530	2.7%
Product Cost	12,423	11,783	640	5.4%
Service Cost	597	599	(2)	(0.3)%
Total cost of revenues	13,020	12,382	638	5.2%
Product Margin	7,099	7,246	(147)	(2.0)%
Service Margin	231	192	39	20.3%
Gross profit	$7,330	$7,438	$(108)	(1.5)%
Gross margin %	36.0%	37.5%		(1.5)	pps

	Six Months Ended June 30,		Change in
	2014	2013	$	%
Product Revenue	$38,982	$36,657	$2,325	6.3%
Service Revenue	1,633	1,560	73	4.7%
Total revenues	40,615	38,217	2,398	6.3%
Product Cost	24,172	22,714	1,458	6.4%
Service Cost	1,177	1,135	42	3.7%
Total cost of revenues	25,349	23,849	1,500	6.3%
Product Margin	14,810	13,943	867	6.2%
Service Margin	456	425	31	7.3%
Gross profit	$15,266	$14,368	$898	6.3%
Gross margin %	37.6%	37.6%		—	pps

Revenues. The year over year growth in total revenues in our Medication Adherence segment was due to increased sales of OnDemand medication packaging systems in the United States market and increased adoption of our multi-medication consumable products by patients in Europe. Our multi-medication consumable products help to organize multiple oral solid medications by time of day and day of the week, giving patients an instant visual reinforcement of what to take and when. This helps to improve compliance for patients in assisted living, group homes or home care who struggle with complex prescription regimens. On a geographic basis, the United States market had a neutral impact on this segment, neither contributing to nor eroding the growth in our business as the population of patients living in nursing homes who are most likely to use our products has remained relatively constant over the past twelve months.

The increase in product revenue for the three months ended June 30, 2014 was primarily due to a $0.5 million increase in sales of our OnDemand medication packaging systems. Service revenue remained relatively flat and was commensurate with the modest growth in our installed base.

The growth in product revenues for the six months ended June 30, 2014 was primarily due to increased adoption of our OnDemand medication packaging systems in the United States market and increased adoption of our multi-medication consumable products in Europe. Approximately $1.3 million of the increase in product revenue was attributable to increased sales of OnDemand medication packaging systems and $1.0 million was due to increased sales of our multi-medication consumable products. Service revenue remained relatively flat and was commensurate with the modest growth in our installed based.

Cost of Revenues. The increase in product costs for the three and six months ended June 30, 2014 was attributable to product revenue growth, initial costs of ramping up new production equipment and changes in product mix. Service costs remained relatively flat consistent with the revenue trend.

Gross Profit. The decrease in gross profit on product revenue for the three months ended June 30, 2014 was primarily due to initial costs of ramping up new production equipment and a product mix shift towards lower margin medication adherence solutions. Gross profit on service revenue for the three and six months ended June 30, 2014 compared to the same period last year remained relatively flat.

Gross profit on product revenue for the six months ended June 30, 2014 compared to the same period last year remained relatively flat.

Operating Expenses

Automation and Analytics Segment

The tables below show our Automation and Analytics segment's operating expenses for the three and six months ended June 30, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2014	2013	$	%
Gross profit	$48,710	$41,930	$6,780	16.2%
Research and development	5,051	6,103	(1,052)	(17.2)%
Selling, general and administrative	31,457	27,705	3,752	13.5%
Total operating expenses	36,508	33,808	2,700	8.0%
Operating income	$12,202	$8,122	$4,080	50.2%
Operating margin	14.4%	11.0%		3.4	pps

	Six Months Ended June 30,		Change in
	2014	2013	$	%
Gross profit	$95,269	$80,367	$14,902	18.5%
Research and development	10,019	11,334	(1,315)	(11.6)%
Selling, general and administrative	63,891	55,578	8,313	15.0%
Total operating expenses	73,910	66,912	6,998	10.5%
Operating income	$21,359	$13,455	$7,904	58.7%
Operating margin	12.9%	9.4%		3.5	pps

Research and Development. The decrease in research and development expenses for the three months ended June 30, 2014 was primarily driven by a $1.3 million increase in capitalized software costs due to the higher level of post-feasibility beta testing which therefore decreases our research and development expenses, partially offset by an increase of $0.2 million in employee-related expenses due to increased staffing and higher year over year benefit costs.

The decrease in research and development expenses for the six months ended June 30, 2014 was primarily driven by a $2.3 million increase in capitalized software costs due to the higher level of post-feasibility beta testing which therefore decreases our research and development expenses,, partially offset by an increase of $0.7 million in employee-related expenses due to increased staffing and higher year over year benefit costs and $0.3 million increase in consulting-related expense.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended June 30, 2014 was driven by the following: $0.7 million in employee-related expenses due to increased staffing and higher year over year benefit costs, $0.7 million in increased freight costs due to a higher volume of shipments along with expenses associated with inefficiencies switching from one freight vendor to another, $0.6 million in commission expenses associated with increased revenues, $0.6 million in consulting and professional fees driven by merger and acquisition-related activities and increased accounting and auditing fees, $0.4 million in travel and entertainment to support company growth, $0.3 million in Group Purchasing Organization fees due to increased invoicing and collections, $0.2 million in bad debt expense due to an increase in specific reserves and $0.2 million in maintenance contracts for software licenses.

The increase in selling, general and administrative expenses for the six months ended June 30, 2014 was driven primarily by $2.8 million in employee-related expenses due to increased staffing and higher year over year benefit costs, including a $1.1 million increase in variable compensation expense which was due to achieving our company goals in the current year, compared to not achieving our goals in the quarter ended June 30, 2013, $1.4 million in commission expenses associated with increased revenues, $1.4 million in consulting and professional fees driven by merger and acquisition-related activities and increased accounting and auditing fees, $0.8 million in increased freight costs due to a higher volume of shipments along with expenses associated with inefficiencies switching from one freight vendor to another, $0.6 million in travel and entertainment to support company growth, $0.5 million in Group Purchasing Organization fees due to increased invoicing and collections, $0.3 million in bad debt expense due to an increase in specific reserves and $0.2 million in maintenance contracts for software licenses.

We expect selling, general, and administrative expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to support our anticipated growth as well as international expansion efforts.

Medication Adherence Segment

The tables below show our Medication Adherence segment's operating expenses for the three and six months ended June 30, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended June 30,		Change in
	2014	2013	$	%
Gross profit	$7,330	$7,438	$(108)	(1.5)%
Research and development	1,420	1,047	373	35.6%
Selling, general and administrative	5,554	5,154	400	7.8%
Total operating expenses	6,974	6,201	773	12.5%
Operating income	$356	$1,237	$(881)	(71.2)%
Operating margin	1.7%	6.2%		(4.5)	pps

	Six Months Ended June 30,		Change in
	2014	2013	$	%
Gross profit	$15,266	$14,368	$898	6.3%
Research and development	2,573	3,770	(1,197)	(31.8)%
Selling, general and administrative	11,540	10,526	1,014	9.6%
Total operating expenses	14,113	14,296	(183)	(1.3)%
Operating income	$1,153	$72	$1,081	1,501.4%
Operating margin	2.8%	0.2%		2.6	pps

Research and Development. The increase in research and development expenses for the three months ended June 30, 2014 was primarily due to a $0.2 million increase in salaries and benefits as a result of an increase in headcount, and $0.2 million increase in project-related consulting and hardware expenses.

The decrease in research and development expenses for the six months ended June 30, 2014 was primarily due to a one-time $1.8 million write-off of previously capitalized software development costs in the first quarter of 2013, partially offset by a $0.4 million increase in headcount and personnel-related costs, which includes salaries for new hires, stock-based compensation and consulting services, and a $0.1 million increase in project-related hardware expenses as we continued our efforts to develop additional functionality to our existing products.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended June 30, 2014 was primarily attributable to a $0.3 million increase in headcount expenses, and a $0.1 million increase in commissions due to a change in the commission plan.

The increase in selling, general and administrative expenses for the six months ended June 30, 2014 was primarily attributable to a $0.6 million increase in headcount expenses, $0.2 million increase in commissions due to a change in the commission plan, and $0.1 million increase in travel-related expenses.

We expect selling, general, and administrative expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to support our anticipated growth as well as international expansion efforts.

Provision for Income Taxes

The annual effective tax rate before discrete items was 39.2% and 38.7% for the six months ended June 30, 2014     and 2013, respectively. The increase in the estimated annual effective tax rate for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to the expiration of the federal research and development credit as of December 31, 2013.  This increase was partially offset by a decrease in other non-deductible expenditures. The impacts of these amounts were 2.3% and (1.8)%, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $126.4 million at June 30, 2014, compared to $104.5 million at December 31, 2013. All of our cash and cash equivalents are invested in demand deposits and money market funds.

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto, which provides for a $75.0 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25.0 million in the aggregate. The Credit Agreement contains affirmative, negative and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at June 30, 2014 and for the all periods since the commencement of the Credit Agreement. For additional details, refer to Note 16, Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Cash flows for the six months ended June 30, 2014 and 2013, and the change between those periods, are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$25,421	$21,228	$4,193
Net cash used in investing activities	(13,033)	(8,969)	(4,064)
Net cash provided by financing activities	9,341	12,807	(3,466)
Effect of exchange rate changes on cash and cash equivalents	119	(45)	164
Net increase in cash and cash equivalents	$21,848	$25,021	$(3,173)

Operating activities. During the six months ended June 30, 2014, cash provided by operating activities consisted of net income of $14.0 million and non-cash charges of $16.3 million, offset by a $4.9 million decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of depreciation and amortization of $9.4 million, stock-based compensation expense of $5.4 million, income tax benefits from employee stock plans of $3.1 million and deferred income taxes of $0.9 million, offset by $3.3 million in excess tax benefits from employee stock plans. The main drivers in the change in our net operating assets and liabilities were a $24.4 million increase in accounts receivable due to increased billing primarily from increased shipments of medication and supply cabinets, a $3.9 million decrease in accrued compensation primarily due to incentive bonus payouts, and lower accrued commissions due to higher bookings in the fourth quarter of 2013 compared to the current year to date period, offset by $10.8 million increase in deferred gross profit due to increase in products shipped and invoiced but not yet installed, as well as products shipped and uninvoiced and not yet installed, $2.6 million increase in deferred service revenues primarily due to increase in new third-party leases generated and billed, $2.4 million increase primarily in trade accounts payable due to growth in our business activities, $2.4 million increase in accrued liabilities due to growth in business activities, $2.1 million decrease in prepaid expenses primarily due to decrease in commissions driven by higher bookings in the fourth quarter of 2013 compared to the current year to date period, $1.6 million decrease in other current assets and $0.8 million increase in other long-term tax liabilities.

During the six months ended June 30, 2013, cash provided by operating activities consisted of net income of $9.4 million and non-cash charges of $16.8 million, offset by a $5.0 million decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of depreciation and amortization of $9.2 million, stock-based compensation of $5.6 million, $1.8 million asset impairment charges related a software development project, offset by $1.3 million in excess tax benefits of from employee stock plans. The main drivers in the change in our net operating assets and liabilities were an $8.8 million increase in accounts receivable due to increased billings, $1.3 million decrease in deferred service revenue, $0.8 million decrease in accounts payable, offset by $4.6 million increase in deferred gross profit, and $2.1 million increase in accrued liabilities.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of $7.3 million for purchases of property and equipment, primarily for software license and software upgrades, and $5.5 million expended for capitalized software development costs.

Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of $5.7 million for purchases of property and equipment, and $3.2 million expended for capitalized software development costs.

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2014 consisted of $11.8 million in proceeds from employee stock option exercises and employee stock plan purchases, $3.3 million in excess tax benefits from employee stock plans, offset by $4.1 million in cash used for stock repurchases under our 2012 Stock Repurchase Program and $1.7 million in employees' taxes paid related to restricted stock units.

Net cash provided by financing activities during the six months ended June 30, 2013 consisted primarily of $11.5 million in proceeds from the employee stock option exercises and employee stock plan purchases, and $1.3 million in excess tax benefits from employee stock plans.

Contractual Obligations

There were no material changes to our contractual obligations during the six months ended June 30, 2014. For a description of our facility leases and contractual obligations, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 and the Notes to the Consolidated Financial Statements included therein.

The following table summarizes our contractual obligations at June 30, 2014 (in thousands):

	Total	Less than one year	One to three years	Four to five years	More than five years
Operating leases (1) (2)	$39,042	$2,926	$10,750	$8,766	$16,600
Commitments to contract manufacturers and suppliers (3)	11,290	11,290	—	—	—
Total (4)	$50,332	$14,216	$10,750	$8,766	$16,600

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

(4)
At June 30, 2014, we have recorded $5.8 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, a $5.8 million of uncertain tax position liability has not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"). Originally issued in 1992 (the "1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it superseded by the 2013 Framework. As of June 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework which will be completed by the end of 2014.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 11, Contingencies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2014 is incorporated herein by reference.

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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our revenues as of June 30, 2014, they may, in some periods, comprise between 5% and 10% of our revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the six months ended June 30, 2014, our common stock traded between $30.33 and $24.85 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of June 30, 2014, the balance of our unsold leases to U.S. government customers was $12.0 million.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At June 30, 2014, we had options outstanding to purchase approximately 2.8 million shares of our common stock at exercise prices ranging from $6.40 to $29.16 per share, at a weighted-average exercise price of $17.15 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Share Repurchase Programs
We had no stock repurchase activity in the second quarter of 2014. The maximum dollar value of shares that may yet be purchased under the 2012 Stock Repurchase Program is approximately $25.0 million. For information regarding our 2012 Stock Repurchase Program, please refer to Note 12, Stockholders' Equity, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on From 10-Q.

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

Date: August 7, 2014
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