Form 10-Q
period 2014-09-30
OMNICELL, Inc
filed 2014-11-10
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————————————————————————————
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s common stock (par value $0.001) outstanding as of October 31, 2014 was 35,604,480.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNICELL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$104,187	$104,531
Accounts receivable, net of allowances of $1,247 and $490, respectively	95,167	58,597
Inventories	31,847	31,457
Prepaid expenses	18,221	18,883
Deferred tax assets	12,684	12,635
Other current assets	6,262	7,675
Total current assets	268,368	233,778
Property and equipment, net	37,688	35,254
Non-current net investment in sales-type leases	10,823	11,485
Goodwill	123,090	111,343
Intangible assets, net	84,075	81,602
Non-current deferred tax assets	975	1,102
Other assets	22,294	17,937
Total assets	$547,313	$492,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,202	$16,471
Accrued compensation	13,071	19,604
Accrued liabilities	17,073	13,746
Deferred service revenue	22,672	22,626
Deferred gross profit	35,542	19,957
Total current liabilities	111,560	92,404

Non-current deferred service revenue	20,368	17,763
Non-current deferred tax liabilities	30,471	28,162
Other long-term liabilities	6,013	5,175
Total liabilities	168,412	143,504
Commitments and Contingencies (Note 11 and Note 12)
Stockholders’ equity:
Total stockholders’ equity	378,901	348,997

Total liabilities and stockholders’ equity	$547,313	$492,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$92,229	$75,508	$260,053	$220,325
Services and other revenues	20,314	18,531	59,306	54,510
Total revenues	112,543	94,039	319,359	274,835
Cost of revenues:
Cost of product revenues	44,510	33,977	124,413	103,810
Cost of services and other revenues	8,487	8,022	24,865	24,250
Total cost of revenues	52,997	41,999	149,278	128,060
Gross profit	59,546	52,040	170,081	146,775
Operating expenses:
Research and development	7,078	6,561	19,670	21,665
Selling, general and administrative	38,871	34,762	114,302	100,866
Total operating expenses	45,949	41,323	133,972	122,531
Income from operations	13,597	10,717	36,109	24,244
Interest and other income (expense), net	(706)	25	(1,003)	(134)
Income before provision for income taxes	12,891	10,742	35,106	24,110
Provision for income taxes	5,591	2,987	13,824	6,954
Net income	$7,300	$7,755	$21,282	$17,156
Net income per share-basic	$0.20	$0.22	$0.60	$0.50
Net income per share-diluted	$0.20	$0.21	$0.58	$0.48
Weighted average shares outstanding:
Basic	35,994	35,133	35,634	34,499
Diluted	36,832	36,190	36,617	35,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,300	$7,755	$21,282	$17,156
Other comprehensive income:
Change in fair value of foreign currency forward contracts	—	—	—	(65)
Foreign currency translation adjustment	(669)	217	(550)	21
Other comprehensive income (loss)	(669)	217	(550)	(44)
Comprehensive income	$6,631	$7,972	$20,732	$17,112

The accompanying notes are an integral part of these condensed consolidated financial statements

OMNICELL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$21,282	$17,156
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition
Depreciation and amortization	14,705	13,732
Loss on disposal of fixed assets	221	289
Impairment of software development costs	—	1,759
Provision for receivable allowance	850	110
Share-based compensation expense	8,610	8,387
Income tax benefits from employee stock plans	4,065	1,707
Excess tax benefits from employee stock plans	(4,456)	(2,827)
Provision for excess and obsolete inventories	450	911
Deferred income taxes	1,307	(737)
Changes in operating assets and liabilities:
Accounts receivable, net	(35,028)	(9,004)
Inventories	1,301	(4,713)
Prepaid expenses	1,015	(1,661)
Other current assets	1,412	(394)
Non-current net investment in sales-type leases	677	1,313
Other assets	360	307
Accounts payable	5,420	6,462
Accrued compensation	(6,533)	1,263
Accrued liabilities	(416)	2,031
Deferred service revenue	2,650	(403)
Deferred gross profit	15,585	4,434
Other long-term liabilities	838	615
Net cash provided by operating activities	34,315	40,737
Cash flows from investing activities:
Acquisition of intangible assets and intellectual property	(236)	(225)
Software development for external use	(7,925)	(5,694)
Purchases of property and equipment	(10,151)	(7,817)
Business acquisition, net of cash acquired	(19,749)	—
Net cash used in investing activities	(38,061)	(13,736)
Cash flows from financing activities:
Proceeds from issuances under stock-based compensation plans	18,157	24,020
Employees' taxes paid related to restricted stock units	(2,023)	—
Common stock repurchases	(17,052)	—
Excess tax benefits from employee stock plans	4,456	2,827
Net cash provided by financing activities	3,538	26,847
Effect of exchange rate changes on cash and cash equivalents	(136)	29
Net increase (decrease) in cash and cash equivalents	(344)	53,877
Cash and cash equivalents at beginning of period	104,531	62,313
Cash and cash equivalents at end of period	$104,187	$116,190
Supplemental disclosure of non-cash investing activities
Business acquisition costs in accrued liabilities	$860	$—
Capital assets in accounts payable and accrued liabilities	$444	$—
Treasury stock in accrued liabilities	$2,586	$—

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

In 2012, we acquired Medication Technologies, Inc. ("MTS"), a provider of automated and semi-automated equipment to assist institutional and retail pharmacists in filling medication orders into blister cards, the primary method of medication control in non-acute care settings. MTS is part of our Medication Adherence segment which consists of all the products we sell to fulfill medication adherence needs through blister cards, blister card packaging equipment, and related software.
In August of 2014, we acquired Surgichem Limited ("Surgichem"), a provider of medication adherence solutions to the non-acute care market in the United Kingdom ("UK"). Surgichem supplies its monitored dosage systems to a network of over 3,200 independent pharmacies and UK pharmacy chains. Surgichem is expected to complement our Medication Adherence segment. For further information, please see Note 7, Business Acquisition.
Basis of presentation. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of Omnicell and our subsidiaries as of September 30, 2014, the results of our operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our results of operations, comprehensive income for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or for any future period.

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

Concentration of credit risk. Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there was no single customer accounting for 10% or more of revenues in the three and nine months ended September 30, 2014 and 2013. Additionally, there was no single customer accounting for 10% or more of accounts receivable at September 30, 2014 or December 31, 2013. We believe that we have no significant concentrations of credit risk at September 30, 2014.

Dependence on suppliers. We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract may be terminated by either the supplier or by us without cause and at any time upon delivery of two months’ notice. Purchases from this supplier for the three months ended September 30, 2014 and 2013 totaled approximately $11.0 million and $8.6 million, respectively, and $28.2 million and $22.5 million for the nine months ended September 30, 2014 and 2013, respectively.

There have been no material changes in our significant accounting policies as of and for the three and nine months ended September 30, 2014, compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted the amendments in ASU 2013-11 in the first quarter of 2014. This update did not have a significant impact on our financial position, operating results or cash flows.
Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Companies may use either of two methods: (i) full retrospective application to each prior reporting period presented with the option to elect certain practical expedients defined within ASU 2014-09; or (ii) modified retrospective application with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. ASU 2014-09 is effective for us in the first quarter of 2017 and we are currently evaluating the impact of our pending adoption on our consolidated financial statements.

Note 2.	Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since their impact is anti-dilutive, we excluded 426,974 and 364,450 shares, respectively, from the calculations of diluted net income per share for the three and nine months ended September 30, 2014 and 465,301 and 1,178,755 shares, respectively, from the same calculations for the three and nine months ended September 30, 2013.

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income	$7,300	$7,755	$21,282	$17,156
Weighted average shares outstanding — basic	35,994	35,133	35,634	34,499
Net income per share — basic	$0.20	$0.22	$0.60	$0.50
Diluted:
Net income	$7,300	$7,755	$21,282	$17,156
Weighted average shares outstanding — basic	35,994	35,133	35,634	34,499
Add: Dilutive effect of employee stock plans	838	1,057	983	967
Weighted average shares outstanding — diluted	36,832	36,190	$36,617	35,466
Net income per share — diluted	$0.20	$0.21	$0.58	$0.48

Note 3.	Cash and Cash Equivalents and Fair Value of Financial Instruments

Cash and cash equivalents consist of the following significant asset investment classes as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$42,522	$—	$—	$42,522	$42,522	N/A
Money market fund	61,665	—	—	61,665	61,665	Available-for-sale
Total cash and cash equivalents	$104,187	$—	$—	$104,187	$104,187

c	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash / Cash Equivalents	Security Classification
Cash	$38,823	$—	$—	$38,823	$38,823	N/A
Money market fund	65,708	—	—	65,708	65,708	Available-for-sale
Total cash and cash equivalents	$104,531	$—	$—	$104,531	$104,531

The money market fund is a daily-traded cash equivalent with a price of $1.00, making it a Level 1 asset class, and its carrying cost closely approximates fair value. As demand deposit (cash) balances vary with the timing of collections and payments, the money market fund can cover any surplus or deficit, and thus is considered available-for-sale. We did not hold any Level 2 and Level 3 assets or liabilities as of September 30, 2014 and December 31, 2013.

The following table shows our financial assets measured at fair value, on a recurring basis, with money market funds recorded within cash and cash equivalents (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Total Fair Value
Money market fund at September 30, 2014	$61,665	$61,665
Money market fund at December 31, 2013	$65,708	$65,708

Note 4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$11,158	$10,765
Work in process	883	534
Finished goods	19,806	20,158
Total	$31,847	$31,457

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment	$42,738	$40,180
Furniture and fixtures	5,663	5,260
Leasehold improvements	8,214	7,394
Software	25,536	20,199
Construction in process	3,935	2,649
Total property and equipment	86,086	75,682
Accumulated depreciation and amortization	(48,398)	(40,428)
Total property and equipment, net	$37,688	$35,254

Depreciation and amortization expense for property and equipment was approximately $2.9 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $8.2 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 6.	Net Investment in Sales-Type Leases

Our sales-type leases are for terms generally up to five years. Sales-type lease receivables are collateralized by the underlying equipment. The components of our net investment in sales-type leases are as follows (in thousands):

	September 30, 2014	December 31, 2013
Net minimum lease payments to be received	$17,496	$18,172
Less unearned interest income portion	(1,108)	(1,455)
Net investment in sales-type leases	16,388	16,717
Less current portion	(5,565)	(5,232)
Non-current net investment in sales-type leases	$10,823	$11,485

The minimum lease payments under sales-type leases as of September 30, 2014 were as follows (in thousands):

Remainder of 2014	$1,614
2015	5,746
2016	4,412
2017	3,465
2018	1,889
Thereafter	370
Total	$17,496

The following table summarizes the credit losses and recorded investment in sales-type leases, excluding unearned interest (in thousands):

	Allowance for Credit Losses	Recorded Investment in Sales-type Leases Gross	Recorded Investment in Sales-type Leases Net
Credit loss disclosure for September 30, 2014:
Accounts collectively evaluated for impairment	$151	$16,539	$16,388
Ending balances: September 30, 2014	$151	$16,539	$16,388

Credit loss disclosure for December 31, 2013:
Accounts collectively evaluated for impairment	$167	$16,884	$16,717
Ending balances: December 31, 2013	$167	$16,884	$16,717

The following table summarizes the activity for the allowance for credit losses for the investment in sales-type leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$157	$184	$167	$607
Current period provision (reversal)	(6)	15	(16)	34
Direct write-downs charged against the allowance	—	—	—	(413)
Recoveries of amounts previously charged off	—	(25)	—	(54)
Allowance for credit losses, end of period	$151	$174	$151	$174

Note 7. Business Acquisition

On August 22, 2014, we completed our acquisition of Surgichem, a wholly-owned subsidiary of Bupa Care Homes (CFG) plc ("Bupa") pursuant to an Agreement by and among Omnicell, Bupa and MTS (the "Share Purchase Agreement"), under which MTS, a wholly-owned subsidiary of Omnicell, purchased the entire issued share capital of Surgichem, with Omnicell acting as guarantor of MTS' obligations thereunder (the "Acquisition"). As a result of the Acquisition, Omnicell paid to Bupa $19.9 million in cash, subject to certain adjustments as provided for in the Share Purchase Agreement. Surgichem is in the process of being integrated with Omnicell’s existing UK business, MTS Medication Technologies Limited, a leading supplier of medication adherence packaging solutions.
The Surgichem acquisition primarily was to align Omnicell with the long term trends of the healthcare market to manage the health of patients across the continuum of care, specifically in the UK market. We acquired all outstanding shares of Surgichem.
We are accounting for the transaction under the acquisition method of accounting in accordance with the provisions of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Under the acquisition method, the estimated fair value of the consideration transferred to purchase the acquired company is allocated to the assets acquired and the liabilities assumed based on their fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration. The acquisition consideration of $20.8 million is comprised of $19.9 million in cash at closing plus an estimated $0.9 million net working capital adjustment recorded in accrued liabilities, subject to review by Bupa and possible adjustment.
The purchase price allocation is subject to certain post-closing working capital adjustments for the acquired current assets and current liabilities of Surgichem on the acquisition date. The total consideration, and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment.
The total acquisition consideration was approximately $20.8 million and the preliminary acquisition price allocation was comprised of the following (in thousands):

Fair Value Acquired
Cash	$153
Accounts receivable	2,462
Inventory	2,190
Deferred tax assets and other current assets	361
Total current assets	$5,166
Property and equipment	164
Intangibles	5,730
Goodwill	12,016
Total assets	$23,076
Current liabilities	1,191
Non-current deferred tax liabilities	1,104
Total purchase price	$20,781

Acquired intangible assets. The fair value of $5.4 million for acquired customer relationships was determined based on an income approach using the discounted cash flow method. The fair value of $0.3 million for the trade name was determined using the relief-from-royalty approach. The intangible assets are being amortized over their estimated useful lives of 18 years for the customer relationships and just over one year for trade name.

Goodwill. Approximately $12.0 million has been allocated to goodwill, which represents sales of future products and services and the assembled workforce of Surgichem. In accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event our management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the quarter in which the determination is made. We believe the Surgichem acquisition enhances Omnicell’s offerings and diversifies its revenue mix providing a more robust product and service solution to its current customers while expanding Omnicell’s international presence. We consider these factors as supporting the amount of goodwill recorded. Note that the amortization of intangible assets, and goodwill is not deductible for tax purposes. For the three months ended September 30, 2014, we incurred approximately $0.2 million in acquisition related costs related to the Surgichem acquisition, offset by a $0.5 million expense reimbursement from Bupa. For the nine months ended September 30, 2014, we incurred approximately $1.1 million in acquisition related costs related to the Surgichem acquisition, offset by a $0.5 million expense reimbursement from Bupa.These costs are included in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2014, the acquired Surgichem operations (consolidated since the August 22, 2014 acquisition date) generated approximately $1.4 million of revenue and impact on income from operations was $0.1 million.

The total revenues of Surgichem for the nine months ended September 30, 2014 and 2013, were approximately $10.1 million (including the $1.4 million mentioned above) and $8.7 million, respectively. Results of operations for Surgichem have been included in our condensed consolidated financial statements subsequent to the date of acquisition and pro forma results of operations in accordance with authoritative guidance for prior periods have not been presented because the effect of the acquisition was not material to our prior period consolidated financial results.

Note 8. Goodwill and Intangible Assets
Goodwill
Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate that an impairment loss may have occurred, and we write down these assets when impaired. We perform our annual impairment tests during the fourth quarter of each fiscal year using the closing balance sheet as of the last day of the third quarter.
During the nine months ended September 30, 2014, we noted no indications of impairment or triggering events to cause us to perform a goodwill impairment analysis.
Goodwill by reporting unit, which is the same for our operating segments, is as follows (in thousands):

	Goodwill at December 31, 2013	Goodwill Acquired	Translation Adjustments	Goodwill at September 30, 2014
Reporting units:
Automation and Analytics	$28,543	$—	$—	$28,543
Medication Adherence	82,800	12,016	(269)	94,547
Total	$111,343	$12,016	$(269)	$123,090

Intangible Assets, net

There were no indefinite-lived intangible assets as of September 30, 2014 or December 31, 2013. Finite-lived intangible assets consist of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross		Net	Gross		Net
	Carrying Amount	Accumulated Amortization	Carrying Amount	Carrying Amount	Accumulated Amortization	Carrying Amount	Amortization Life
Finite-lived intangibles:
Customer relationships	$60,062	$6,919	$53,143	$54,730	$5,236	$49,494	5-30 years
Acquired technology	27,580	3,700	23,880	27,580	2,598	24,982	3-20 years
Patents	1,658	338	1,320	1,493	254	1,239	20 years
Trade name	7,193	1,461	5,732	6,890	1,003	5,887	1-12 years
Non-compete agreements	60	60	—	60	60	—	3 years
Total finite-lived intangibles	$96,553	$12,478	$84,075	$90,753	$9,151	$81,602

Amortization expense for the intangible assets presented above was $1.2 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.3 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. The amortization of acquired technology is included within product cost of sales and amortization of other acquired intangibles is included within selling, general and administrative expenses.

Estimated future amortization expense of finite-lived intangible assets are as follows (in thousands):

Remainder of 2014	$1,289
2015	4,980
2016	4,355
2017	4,267
2018	4,113
Thereafter	65,071
Total	$84,075

Note 9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Rebates and lease buyouts	$4,202	$1,699
Advance payments from customers	3,749	4,971
Accrued Group Purchasing Organization (GPO) fees(1)	3,314	2,324
Technology license purchase obligation, current portion	250	1,500
Taxes payable	3,159	1,664
Other	2,399	1,588
Total	$17,073	$13,746

(1) Fees paid pursuant to GPO agreements. Customers who buy our products pursuant to a GPO agreement obtain pre-negotiated contract terms and pricing.

Note 10. Deferred Gross Profit

Deferred gross profit consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Sales of medication and supply dispensing systems and packaging equipment(1)	$48,669	$29,040
Cost of revenues, excluding installation costs	(13,127)	(9,083)
Deferred gross profit	$35,542	$19,957

(1) Sales that have been delivered and invoiced and not yet installed, or sales that have been shipped and not invoiced and not yet installed.

Note 11. Commitments

We lease properties in California, Florida, Illinois, Tennessee, and the United Kingdom. We also have smaller rented offices in Ohio, the United Arab Emirates, the People's Republic of China and the Federal Republic of Germany.

At September 30, 2014, the minimum payments under our operating leases for each of the five succeeding fiscal years were as follows (in thousands):

Remainder of 2014	$1,448
2015	5,604
2016	5,192
2017	4,468
2018	4,298
Thereafter	16,976
Total	$37,986

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. Our near-term commitments to our contract manufacturers and suppliers totaled $10.9 million as of September 30, 2014.

Note 12. Contingencies

Legal Proceedings

On September 12, 2014, MV Circuit Design, Inc., an Ohio company, brought an action to correct the inventorship of certain patents owned by Omnicell, as well as related state-law claims against the Company in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505. Omnicell has been granted an extension to respond to the Original Complaint on November 14, 2014. No schedule has yet been set by the court. Omnicell is currently evaluating a response to this complaint and intends to defend the matter vigorously.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of September 30, 2014 or December 31, 2013.
Note 13. Stockholders’ Equity

Treasury Stock

2012 Stock Repurchase Program

On August 1, 2012, our Board of Directors established a stock repurchase program (the “2012 Repurchase Program”) authorizing share repurchases of up to $50.0 million of our common stock, with no termination date. The timing, price and volume of repurchases are to be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan. The 2012 Repurchase Program does not obligate us to repurchase any specific number of shares, and we may terminate or suspend the repurchase program at any time.

For the nine months ended September 30, 2014, we repurchased a total of $19.6 million, or 721,101 shares, at an average cost of $27.23, including commissions. Of the repurchase activity, $2.6 million settled in October of 2014. For details regarding the 2012 Repurchase Program, please refer to Note 15, Stockholders' Equity, of our Annual Report on Form 10-K for the year ended December 31, 2013.

From the inception of the 2012 Repurchase Program, we have repurchased a total of $40.6 million, or 1,605,746 shares at an average cost of $25.28 per share, including commissions. As of September 30, 2014, the maximum dollar value of shares that may yet be purchased under the plan is $9.4 million.

Note 14. Stock Option Plans and Share-Based Compensation
Share-Based Plans
Equity Incentive Plan
For a detailed explanation of our stock plan and subsequent changes please refer to Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan, of our Annual Report on Form 10-K for the year ended December 31, 2013.
At September 30, 2014, 2,238,383 shares of common stock were reserved for future issuance our 2009 Equity Incentive Plan, as amended (the "2009 Plan"), and $5.8 million of total unrecognized compensation cost related to non-vested stock options was expected to be recognized over a weighted average period of 2.6 years.
 A summary of option activity under the 2009 Plan for the nine months ended September 30, 2014 is presented below:

Options:	Number of Shares	Weighted-Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	3,143	$15.82
Granted	397	$26.14
Exercised	(786)	$14.44
Forfeited	(72)	$18.96
Expired	(12)	$19.88
Outstanding at September 30, 2014	2,670	$17.66
Vested and expected to vest at September 30, 2014	2,638	$17.60
Exercisable at September 30, 2014	1,612	$15.47

The aggregate intrinsic value of options exercised under our stock plans for the three and nine months ended September 30, 2014 was $2.5 million and $10.4 million, respectively, determined as of the date of option exercise.

Restricted Stock and Restricted Stock Units

A summary of activity of both restricted stock and restricted stock units ("RSUs") for the nine months ended September 30, 2014 is presented below:

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)		(in thousands)
Non-vested, December 31, 2013	52	$18.43	362	$17.15
Granted	38	$25.16	127	$25.73
Vested	(54)	$17.78	(118)	$16.70
Forfeited	—	—	(18)	$16.15
Non-vested, September 30, 2014	36	$26.47	353	$20.42

The fair value of restricted stock is the product of the number of shares granted and the closing market price of our common stock on the grant date. Our unrecognized compensation cost related to non-vested restricted stock is approximately $6.8 million and is expected to be recognized over a weighted-average period of 2.5 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock units ("PSUs") are an element of our executive compensation plans. In 2012, we granted 125,000 PSUs to our executive officers, of which 62,500 became eligible for vesting upon the achievement of a certain level of shareholder return for 2012 as described below. In 2013, we granted 137,500 PSUs to our executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return for the period from January 1, 2013 through February 28, 2014, as described below. In 2014, we granted 152,500 PSUs to our executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2014 and eligible for further time-based vesting based on the ranking of our total shareholder return. For a more detailed explanation of our PSUs and subsequent changes, please refer to Note 16, Stock Option Plans, Share-Based Compensation and 401(k) Plan on our Annual Report on Form 10-K for the year ended December 31, 2013.
Our unrecognized compensation cost related to non-vested performance-based restricted stock units at September 30, 2014 was approximately $1.8 million and is expected to be recognized over a weighted-average period of 1.3 years. For the three months ended September 30, 2014 and 2013, we recognized $0.5 million and $0.4 million, respectively, of compensation expense for the PSUs. For the nine months ended September 30, 2014 and 2013, we recognized $1.5 million and $1.2 million, respectively, of compensation expense for the PSUs.
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
The following table shows the percent of PSUs granted in 2014 eligible for further time-based vesting based on our percentile placement:

Percentile Placement of Our Total Shareholder Return	% of PSUs Eligible for Time- Based Vesting
Below the 35th percentile	—%
At least the 35th percentile, but below the 50th percentile	50%
At least the 50th percentile	100%
A summary of activity of the PSUs for the nine months ended September 30, 2014 is presented below:

Performance-based Stock Units	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested, December 31, 2013	225	$13.32
Granted	155	$14.36
Vested	(74)	$13.66
Forfeited	(28)	$3.07
Non-vested, September 30, 2014	278	$14.84
1997 Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) under which eligible employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings; provided, however, an eligible employees' right to purchase shares of our common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The purchase price per share is equal to the lower of 85% of the fair market value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.

At the 2009 Annual Meeting of Stockholders, the stockholders approved an amendment to the ESPP, which added 2,622,426 shares to the reserve for future issuance. As of September 30, 2014, there were 619,616 shares reserved for future issuance under the ESPP. For the three months ended September 30, 2014, 227,275 shares of common stock were purchased under the ESPP. For the nine months ended September 30, 2014, 481,284 shares of common stock were purchased under the ESPP.

As of September 30, 2014, our unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $2.6 million and is expected to be recognized over a weighted average period of approximately 1.0 year.

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

 The following table shows a summary of the share-based compensation expense included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$441	$325	$973	$955
Research and development	407	405	1,156	1,019
Selling, general and administrative	2,313	2,080	6,481	6,449
Total share-based compensation expenses	$3,161	$2,810	$8,610	$8,423

Note 15. Segments

Prior to the first quarter of 2014, we organized our business into two operating business segments, the Acute Care and Non-Acute Care segments, which were based on the target customers for our products. The Acute Care segment primarily included products and services sold to hospital customers, and the Non-Acute Care segment primarily included products and services sold to customers outside of hospital settings.

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
In August of 2014, we acquired Surgichem. Based in Stockport, UK, Surgichem is a provider of medication adherence packaging solutions to the UK care home and domiciliary care markets since 1989. Surgichem supplies its monitored dosage systems to a network of over 3,200 independent pharmacies and UK pharmacy chains. Surgichem is part of our Medication Adherence segment.
The contributions of our operating segments to net revenues and income from operations, and the reconciliation to total net income, were as follows (amounts in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$89,546	$22,997	$112,543	$75,110	$18,929	$94,039
Cost of revenues	38,412	14,585	52,997	30,240	11,759	41,999
Gross profit	$51,134	$8,412	$59,546	$44,870	$7,170	$52,040
Gross margin %	57.1%	36.6%	52.9%	59.7%	37.9%	55.3%

Operating expenses	38,662	7,287	45,949	35,052	6,271	41,323
Income from operations	$12,472	$1,125	$13,597	$9,818	$899	$10,717
Operating margin %	13.9%	4.9%	12.1%	13.1%	4.7%	11.4%

Interest and other income (expense), net			(706)			25
Income before provision for income taxes			12,891			10,742
Provision for income taxes			5,591			2,987
Net income			$7,300			$7,755

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$255,747	$63,612	$319,359	$217,688	$57,147	$274,835
Cost of revenues	109,345	39,933	149,278	92,465	35,595	128,060
Gross profit	$146,402	$23,679	$170,081	$125,223	$21,552	$146,775
Gross margin %	57.2%	37.2%	53.3%	57.5%	37.7%	53.4%

Operating expenses	112,572	21,400	133,972	101,425	21,106	122,531
Income from operations	$33,830	$2,279	$36,109	$23,798	$446	$24,244
Operating margin %	13.2%	3.6%	11.3%	10.9%	0.8%	8.8%

Interest and other income (expense), net			(1,003)			(134)
Income before provision for income taxes			35,106			24,110
Provision for income taxes			13,824			6,954
Net income			$21,282			$17,156

Segment depreciation and amortization, and capital expenditures were as follows (amounts in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Depreciation and amortization	$3,460	$1,854	$5,314	$2,805	$1,683	$4,488
Capital expenditures	$2,635	$785	$3,420	$1,311	$745	$2,056

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Depreciation and amortization	$9,402	$5,303	$14,705	$8,351	$5,381	$13,732
Capital expenditures	$8,802	$1,953	$10,755	$3,329	$4,478	$7,807

Note 16. Impairment of Software Development Costs

2013 Impairment

As part of the continuing integration of MTS, in the first quarter of 2013, we reorganized our management team, including the software development department, within the Medication Adherence segment (formerly known as our Non-Acute segment). Through the end of the first quarter of 2013, the Medication Adherence segment had capitalized approximately $1.8 million of software development costs associated with a software solution under development which was intended to assist pharmacies in manual packaging of prescriptions. In connection with our financial statement close process for the quarter ended March 31, 2013, our management reassessed the viability of this project and the net realizable value of capitalized costs in light of its decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities will need to be added to the product before commercialization. This redesign is intended to provide a more robust global platform providing larger scalability and significant functionality not contained in our current beta version. As such, we determined we can no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we charged these costs, in the amount of $1.8 million, ($0.03 per diluted share, net of tax), to expense as a component of research and development in the accompanying condensed consolidated statement of operations.

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
To date, we have not yet drawn any funds under the credit facility. We were in full compliance with all covenants at September 30, 2014 and for all periods since the commencement of the Credit Agreement.

Note 18. Income Taxes

We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 40.4% and 38.1% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the estimated annual effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to the expiration of the federal research and development credit as of December 31, 2013. The 2014 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

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
Overview
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Our Omnicell Automation and Analytic customers worldwide have utilized medication automation, supply chain and analytics solutions to enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety.

Omnicell Medication Adherence solutions, including the MTS brand, provide innovative medication adherence packaging solutions that can help reduce costly hospital readmissions and enable institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.

We sell our product and consumable solutions together with related service offerings. Total revenue for the United States and Canada generated approximately 90% of our total revenues and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.

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
Our Automation and Analytics segment has been the predominant market for our products since our inception in 1992 and today comprises approximately 80% of our overall business. The Medication Adherence segment became a significant portion of our business in May 2012, when we completed our acquisition of MTS Medication Technologies, Inc. ("MTS"), a worldwide provider of medication adherence packaging systems. The acquisition aligned us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care. The combination of Omnicell and MTS brought capabilities to each other that strengthened the product lines and expanded the medication management coverage of both companies. As our business evolves, we will continue to assess our segments which could result in future modifications to the current presentation.
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have invested in strategies which we believe have generated our revenue and earnings growth by directly supporting our customers’ initiatives. These strategies include:

•
Development of differentiated products. We invest in the development of products that we believe bring patient safety and workflow efficiency to our customers’ operations that they cannot get from other competing solutions. These differentiators may be as small as how a transaction operates or the information provided on a report or as large as the entire automation of a workflow that would otherwise be completed manually. We intend to continue our focus on differentiating our products, and we carefully assess our investments regularly as we strive to assure those investments provide the solutions most valuable to our customers.

•
Deliver our solutions to new markets. Areas of healthcare where work is done manually may benefit from our existing solutions. These areas include hospitals that continue to use manual operations, healthcare segments of the US market outside hospitals, and markets outside the United States. We weigh the cost of entering these new markets against the expected benefits, and focus on the markets that we believe are most likely to adopt our products.

•
Expansion of our solutions through acquisitions and partnerships. Our acquisitions have generally been focused on automation of manual workflows or on data analytics, which is the enhancement of data for our customers’ decision-making processes. We believe that expansion of our product lines through acquisition and partnerships to meet our customers changing and evolving expectations is a key aspect to our historical and future success.

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 54% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: China, where we made a Mandarin version of our automated dispensing systems available in 2011, the Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in the United Kingdom where, in the third quarter of 2012, we purchased 15% of our United Kingdom distributor’s outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor recognized in our financial statements for the three and nine months ended September 30, 2014 was immaterial. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012 and our acquisition of Surgichem Limited ("Surgichem") in August 2014. Surgichem is a provider of medication adherence products in the United Kingdom. The Surgichem acquisition is expected to enable both Omnicell and Surgichem to sell their lines of proven multi- and single-dose products across a broader medication adherence packaging market in the United Kingdom. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three leg strategy of differentiated products, expansion into new markets, and acquisition and partnership in future periods will be based on, among other factors:

•
Our expectation that the overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase, and the quality and availability of healthcare services increases;

•
Our expectation that the environment of increased patient safety awareness, increased regulatory control, increased demand for innovative products that improve the care experience, and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities; and

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
The growth in our Automation and Analytics revenue for the three and nine months ended September 30, 2014 was driven primarily by our success in consistently growing the number of our customer installations. Installed customers grew from 1,806 hospitals as of September 30, 2013 to 1,897 hospitals as of September 30, 2014. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities and, as a result, our service revenues have also grown for the nine months ended September 30, 2014.

The growth in our Medication Adherence revenue for the three and nine months ended September 30, 2014 was driven primarily by increased sales of our OnDemand medication packaging systems in the United States market and increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past twelve months.
We strive to provide the best service possible, as measured by third party rating agencies and by our own surveys. Our long-term liabilities include long-term deferred service revenue of $20 million and $18 million as of September 30, 2014 and

December 31, 2013, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are performed upon.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but our focus will remain on improving healthcare with solutions that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. For the remainder of 2014, we also intend to continue to manage our business to operating profit margins similar to what we have achieved in the nine months ended September 30, 2014.

Results of Operations
The table below shows the components of our consolidated results of operations as percentages of total revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended
	September 30, 2014		September 30, 2013
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$92,229	82.0%	$75,508	80.3%
Service and other revenues	20,314	18.0%	18,531	19.7%
Total revenues	112,543	100.0%	94,039	100.0%
Cost of revenues:
Cost of product revenues	44,510	39.6%	33,977	36.1%
Cost of service and other revenues	8,487	7.5%	8,022	8.5%
Total cost of revenues	52,997	47.1%	41,999	44.6%
Gross profit	59,546	52.9%	52,040	55.4%
Operating expenses:
Research and development	7,078	6.3%	6,561	7.0%
Selling, general and administrative	38,871	34.5%	34,762	37.0%
Total operating expenses	45,949	40.8%	41,323	44.0%
Income from operations	13,597	12.1%	10,717	11.4%
Interest and other income (expense), net	(706)	(0.6)%	25	—%
Income before provision for income taxes	12,891	11.5%	10,742	11.4%
Provision for income taxes	5,591	5.0%	2,987	3.2%
Net income	$7,300	6.5%	$7,755	8.2%

	Nine Months Ended
	September 30, 2014		September 30, 2013
	$	% of Revenue	$	% of Revenue
Revenues:
Product revenue	$260,053	81.4%	$220,325	80.2%
Service and other revenues	59,306	18.6%	54,510	19.8%
Total revenues	319,359	100.0%	274,835	100.0%
Cost of revenues:
Cost of product revenues	124,413	39.0%	103,810	37.8%
Cost of service and other revenues	24,865	7.7%	24,250	8.8%
Total cost of revenues	149,278	46.7%	128,060	46.6%
Gross profit	170,081	53.3%	146,775	53.4%
Operating expenses:
Research and development	19,670	6.2%	21,665	7.9%
Selling, general and administrative	114,302	35.8%	100,866	36.7%
Total operating expenses	133,972	42.0%	122,531	44.6%
Income from operations	36,109	11.3%	24,244	8.9%
Interest and other income (expense), net	(1,003)	(0.3)%	(134)	—%
Income before provision for income taxes	35,106	11.0%	24,110	8.9%
Provision for income taxes	13,824	4.3%	6,954	2.5%
Net income	$21,282	6.7%	$17,156	6.4%

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

Operations by Segment During the Three and Nine Months Ended September 30, 2014

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$89,546	$22,997	$112,543	$75,110	$18,929	$94,039
Cost of revenues	38,412	14,585	52,997	30,240	11,759	41,999
Gross profit	51,134	8,412	59,546	44,870	7,170	52,040
Gross margin %	57.1%	36.6%	52.9%	59.7%	37.9%	55.3%

Operating expenses	38,662	7,287	45,949	35,052	6,271	41,323
Income from operations	$12,472	$1,125	$13,597	$9,818	$899	$10,717
Operating margin %	13.9%	4.9%	12.1%	13.1%	4.7%	11.4%
Total revenues grew approximately 19.7% for the three months ended September 30, 2014 compared with the same period last year. Overall product and service gross margins decreased by approximately 2.4% for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the timing of installations of larger, lower margin new customers. Income from operations increased primarily due to increase in revenues and improved efficiency in operating expenses.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
Total revenues	$255,747	$63,612	$319,359	$217,688	$57,147	$274,835
Cost of revenues	109,345	39,933	149,278	92,465	35,595	128,060
Gross profit	146,402	23,679	170,081	125,223	21,552	146,775
Gross margin %	57.2%	37.2%	53.3%	57.5%	37.7%	53.4%

Operating expenses	112,572	21,400	133,972	101,425	21,106	122,531
Income from operations	$33,830	$2,279	$36,109	$23,798	$446	$24,244
Operating margin %	13.2%	3.6%	11.3%	10.9%	0.8%	8.8%

Total revenues grew approximately 16.2% for the nine months ended September 30, 2014 compared with the same period last year. Overall product and service gross margins decreased by approximately 0.1 % for the nine months ended September 30, 2014 compared to the same period in 2013. Income from operations increased by $11.9 million, primarily through increased sales and efficiency in operating expense.

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
•Excess and obsolete inventory reserve;
•Valuation of share-based awards; and
•Accounting for income taxes.

During the nine months ended September 30, 2014, there were no significant changes in our critical accounting policies and estimates.

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

Revenues, Cost of Revenues and Gross Profit

Automation and Analytics Segment

The tables below show our Automation and Analytics segment's results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2014	2013	$	%
Product Revenue	$69,942	$57,385	$12,557	21.9%
Service Revenue	19,604	17,725	1,879	10.6%
Total revenues	89,546	75,110	14,436	19.2%
Product Cost	30,594	22,794	7,800	34.2%
Service Cost	7,818	7,446	372	5.0%
Total cost of revenues	38,412	30,240	8,172	27.0%
Product Margin	39,348	34,590	4,758	13.8%
Service Margin	11,786	10,279	1,507	14.7%
Gross profit	$51,134	$44,870	$6,264	14.0%
Gross margin %	57.1%	59.7%		(2.6)

	Nine Months Ended September 30,		Change in
	2014	2013	$	%
Product Revenue	$198,785	$165,544	$33,241	20.1%
Service Revenue	56,962	52,144	4,818	9.2%
Total revenues	255,747	217,688	38,059	17.5%
Product Cost	86,326	69,978	16,348	23.4%
Service Cost	23,019	22,487	532	2.4%
Total cost of revenues	109,345	92,465	16,880	18.3%
Product Margin	112,459	95,566	16,893	17.7%
Service Margin	33,943	29,657	4,286	14.5%
Gross profit	$146,402	$125,223	$21,179	16.9%
Gross margin %	57.2%	57.5%		(0.3)

Revenues. We provide our Automation and Analytics customers with customized products that meet a wide variety of needs. These needs may vary significantly from customer to customer. Automation and Analytics products include software and service, highly customizable dispensing cabinets, and non-customized products from third parties such as carousels to store bulk medication.
The year over year growth in total revenues in our Automation and Analytics segment was driven primarily by our success in growing the number of our customer installations. We have historically measured the growth in our customer installations by the number of hospital installations. In the United States, our hospital installations grew from 1,806 as of September 30, 2013 to 1,897 as of September 30, 2014. To a lesser extent, but of equal importance, the segment's revenue growth was driven by success in upgrading installed customers to newer G4 technology, which is in line with our strategy of continually striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities for expansion of installations and, as a result, our service revenues have also grown for the nine months ended September 30, 2014.
The growth in product revenue for the three months ended September 30, 2014 was primarily driven by a $10.5 million increase due to new installations of medication cabinets and, to a lesser extent, of supply cabinets, a $1.0 million increase in revenue associated with freight due to the aforementioned increase in installations of medication cabinets, and a $0.7 million increase in revenues from other software products and lease renewals. The growth in service revenue for the three months ended September 30, 2014 was driven by the increase in our installed base.

The growth in product revenue for the nine months ended September 30, 2014 was primarily driven by a $25.3 million increase in new installations of medication cabinets as we continue to see a robust pipeline and increase in bookings as compared to same period last year and a $4.8 million increase in revenue from supply cabinets due to increased demand, a $1.3 million increase in revenue associated with freight due to the aforementioned increase in installations of medication cabinets, a $1.2 million increase in revenue from other software products and a $0.8 million net increase associated with other product sales. The growth in service revenue for the nine months ended September 30, 2014 was driven by the increase in our installed base which led to an increase in service renewal.

Cost of Revenues. Cost of revenues and related margins have slight variations between products. Product cost of revenue has three general categories: (i) standard product costs - accounts for the majority of the product cost of revenues that are provided to customers and are inclusive of purchased material, labor to build the product, and overhead costs associated with production; (ii) installation costs - because Omnicell installs its equipment at the customer site, these are costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs - these costs include variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs as product costs.

The increase in product costs for the three months ended September 30, 2014 was primarily driven by increased revenue due to the growth in customer installations, which accounted for $5.8 million of the increase. To a lesser extent, the increase in product costs was due to a change in customer mix, as we installed more competitive conversion customers, which typically carry a lower gross margin. Installation costs also increased by $0.8 million and amortization of capitalized software increased by $1.2 million. Service costs decreased slightly for the three months ended September 30, 2014 compared to the same period last year.

The increase in product costs for the nine months ended September 30, 2014 was primarily driven by increased revenue due to the growth in customer installations, which accounted for $13.6 million of the increase. To a lesser extent, the increase in product costs was due to a change in customer mix, as we installed more competitive conversion customers, which carry a lower gross margin. Installation costs also increased by $2.2 million and amortization of capitalized software increased by $0.8 million. Service costs remained relatively flat for the nine months ended September 30, 2014, as we were able to service a larger installed base with the same resources.

Gross Profit. Gross profit dollars on product revenue increased during the three months ended September 30, 2014 as a result of the overall increase in product revenue offset by a higher mix of large competitive conversion installations, which typically carry a lower gross margin. The increase in gross profit on service revenue for the three months ended September 30, 2014 reflects higher service revenues without a consistent increase in service staffing or spare parts usage. This increased efficiency is a result of higher reliability rates of our G4 product platform as compared to previous products.

Gross profit on product revenue increased during the nine months ended September 30, 2014 as a result of the overall increase in product revenue and a relatively consistent growth in costs. The increase in gross profit on service revenue for the nine months ended September 30, 2014 reflects higher service revenues without a consistent increase in service staffing or spare parts usage. This improved efficiency is a result of higher reliability rates of our G4 product platform as compared to previous products.

Medication Adherence Segment

The tables below show our Medication Adherence segment's results for the periods shown, and the change between those periods (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2014	2013	$	%
Product Revenue	$22,287	$18,124	$4,163	23.0%
Service Revenue	710	806	(96)	(11.9)%
Total revenues	22,997	18,929	4,068	21.5%
Product Cost	13,916	11,183	2,733	24.4%
Service Cost	669	576	93	16.1%
Total cost of revenues	14,585	11,759	2,826	24.0%
Product Margin	8,371	6,941	1,430	20.6%
Service Margin	41	230	(189)	(82.2)%
Gross profit	$8,412	$7,170	$1,242	17.3%
Gross margin %	36.6%	37.9%		(1.3)

	Nine Months Ended September 30,		Change in
	2014	2013	$	%
Product Revenue	$61,268	$54,781	$6,487	11.8%
Service Revenue	2,344	2,366	(22)	(0.9)%
Total revenues	63,612	57,147	6,465	11.3%
Product Cost	38,087	33,832	4,255	12.6%
Service Cost	1,846	1,763	83	4.7%
Total cost of revenues	39,933	35,595	4,338	12.2%
Product Margin	23,181	20,949	2,232	10.7%
Service Margin	498	603	(105)	(17.4)%
Gross profit	$23,679	$21,552	$2,127	9.9%
Gross margin %	37.2%	37.7%		(0.5)

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

The increase in product revenue for the three months ended September 30, 2014 was primarily due to a $2.8 million increase in sales of our multi-medication consumable products in Europe, a $0.3 million increase in sales of packaging equipment and a $1.0 million increase in sales of medication adherence consumables in the United States, which we believe to be driven by customer timing of orders. Service revenue was down slightly due to the transition of a number of customers from annual service contracts to service by time and material, which we expect to provide less consistent stream of service revenue.

The growth in product revenues for the nine months ended September 30, 2014 was primarily due to a $4.6 million increase in adoption of our multi-medication consumable products in Europe, an approximately $1.3 million increase in sales of OnDemand medication packaging systems, and a $0.5 million increase in other sales medication adherence consumable products. Service revenue remained relatively flat and was commensurate with the modest growth in our installed based.

Cost of Revenues. The increase in product costs for the three and nine months ended September 30, 2014 was attributable to product revenue growth, initial costs of ramping up new production equipment and changes in product mix. Service costs remained relatively flat.

Gross Profit. The increase in gross profit overall for the three and nine months ended September 30, 2014 was primarily due to the increase in product revenue in Europe. Gross profit on service revenue for the three and nine months ended September 30, 2014 declined due to the transition of a number of customers from annual service contracts to service by time and material, which we expect to provide a less consistent stream of service revenue.

Operating Expenses

Automation and Analytics Segment

The tables below show our Automation and Analytics segment's operating expenses for the three and nine months ended September 30, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2014	2013	$	%
Gross profit	$51,134	$44,870	$6,264	14.0%
Research and development	5,765	5,404	361	6.7%
Selling, general and administrative	32,897	29,648	3,249	11.0%
Total operating expenses	38,662	35,052	3,610	10.3%
Operating income	$12,472	$9,818	$2,654	27.0%
Operating margin	13.9%	13.1%		0.8

	Nine Months Ended September 30,		Change in
	2014	2013	$	%
Gross profit	$146,402	$125,223	$21,179	16.9%
Research and development	15,784	16,739	(955)	(5.7)%
Selling, general and administrative	96,788	84,686	12,102	14.3%
Total operating expenses	112,572	101,425	11,147	11.0%
Operating income	$33,830	$23,798	$10,032	42.2%
Operating margin	13.2%	10.9%		2.3

Research and Development. The increase in research and development expenses for the three months ended September 30, 2014 was primarily driven by increases of $0.5 million in employee-related expenses due to increased staffing and higher year over year benefit costs, and $0.2 million in consulting-related expense driven by expanded research and development activities, offset by a $0.3 million decrease in capitalized software costs due to the lower level of post-feasibility beta testing which therefore does not reduce our research and development expenses.

The decrease in research and development expenses for the nine months ended September 30, 2014 was primarily driven by a $2.2 million increase in capitalized software costs due to the higher level of post-feasibility beta testing which therefore decreases our research and development expenses, an increase of $1.2 million in employee-related expenses due to increased staffing and higher year over year benefit costs and a $0.1 million increase in consulting-related expense.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended September 30, 2014 was comprised of $1.1 million associated with higher sales volumes and $2.0 million associated with increased investment in sales, marketing, and administrative efforts. The $1.1 million of higher sales volume-related expenses were driven by a $0.4 million increase in freight costs due to a higher volume of shipments this quarter, $0.4 million increase in Group Purchasing Organization fees due to increased invoicing and collections and $0.3 million in bad debt expense due to an increase in specific reserves. The $2.0 million of increased investment was driven by $1.0 million in employee-related expenses due to an increased headcount and higher year over year benefit costs, $0.6 million in sales meetings and marketing for our mobile truck tour and, $0.4 million in consulting and professional fees driven by merger and acquisition-related activities and increased accounting and auditing fees.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 was comprised of $5.8 million associated with higher sales volumes and $5.8 million associated with increased investment in sales, marketing, and administrative efforts. The $5.8 million of higher sales volume related expenses were driven by $1.4 million in commission expenses associated with increased revenues and increased bookings, $1.3 million in increased freight costs due to a higher volume of shipments this year as compared to last year, $0.9 million in Group Purchasing Organization fees due to increased invoicing, $0.7 million in bad debt expense due to an increase in specific reserves and the remainder was for various travel and entertainment, property tax, merger and acquisition and temporary labor, all to support our current growth. The $5.8 million of increased investment was driven by $4.2 million in employee-related expenses due to increased staffing and higher year over year benefit costs, including a $1.1 million increase in variable compensation expense which was due to achieving our company goals in the current year, compared to missing our company goals in the quarter ended March 31, 2013, $1.0 million in consulting and professional fees driven by merger and acquisition-related activities and increased accounting and auditing fees and $0.9 million in sales meetings and marketing for our mobile truck tour.

We expect selling, general, and administrative expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to support our anticipated growth as well as international expansion efforts.

Medication Adherence Segment

The tables below show our Medication Adherence segment's operating expenses for the three and nine months ended September 30, 2014 and 2013 and the change between those periods (in thousands, except percentages):

	Three Months Ended September 30,		Change in
	2014	2013	$	%
Gross profit	$8,412	$7,170	$1,242	17.3%
Research and development	1,313	1,157	156	13.5%
Selling, general and administrative	5,974	5,114	860	16.8%
Total operating expenses	7,287	6,271	1,016	16.2%
Operating income	$1,125	$899	$226	25.1%
Operating margin	4.9%	4.7%		0.2	pps

	Nine Months Ended September 30,		Change in
	2014	2013	$	%
Gross profit	$23,679	$21,552	$2,127	9.9%
Research and development	3,886	4,926	(1,040)	(21.1)%
Selling, general and administrative	17,514	16,180	1,334	8.2%
Total operating expenses	21,400	21,106	294	1.4%
Operating income	$2,279	$446	$1,833	411.0%
Operating margin	3.6%	0.8%		2.8	pps

Research and Development. The increase in research and development expenses for the three months ended September 30, 2014 was due to increased staffing.

The decrease in research and development expenses for the nine months ended September 30, 2014 was primarily due to a one-time $1.8 million write-off of previously capitalized software development costs in the first quarter of 2013, partially offset by a $0.4 million increase in headcount and personnel-related costs, which includes salaries for new hires, stock-based compensation and a $0.3 million increase for consulting services, to continue our efforts to develop additional functionality for our existing products.

We expect research and development expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to improve and enhance our existing technologies and to create new technologies in health care automation.

Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended September 30, 2014 was attributable to $0.3 million in consulting to further our product research, a $0.2 million increase in expenses due to the Surgichem acquisition and a $0.1 million increase in headcount and personnel-related costs.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 was attributable to a $0.3 million in consulting to further our product research, a $0.2 million increase in headcount expenses, a $0.2 million increase in commissions due to a change in the commission plan and a $0.2 million increase in expenses due to the Surgichem acquisition.

We expect selling, general, and administrative expenses to remain relatively flat as a percentage of our revenue on an annual basis and to grow in absolute dollars in the future as our revenue grows to support our anticipated growth as well as international expansion efforts.

Provision for Income Taxes

The annual effective tax rate before discrete items was 40.4% and 38.1% for the three and nine months ended September 30, 2014 and 2013, respectively. The increase in the estimated annual effective tax rate for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to the expiration of the federal research and development credit as of December 31, 2013.  This increase was partially offset by a decrease in other non-deductible expenditures. The impacts of these amounts were 2.2% and 0.2%, respectively. The effective tax rate was 43.4% and 39.4% for the three and nine months ended September 30, 2014 compared to an effective tax rate of 27.8% and 28.9% for the three and nine months ended September 30, 2013. The increases in the rates for both three and nine months ended September 30, 2014 is primarily due to disqualifying of stock options and R&D tax credits in 2013 that were not present in 2014

Liquidity and Capital Resources

We had cash and cash equivalents of $104.2 million at September 30, 2014, compared to $104.5 million at December 31, 2013. All of our cash and cash equivalents are invested in demand deposits and money market funds.

In September 2013, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto, which provides for a $75.0 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25.0 million in the aggregate. The Credit Agreement contains affirmative, negative and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each fiscal quarter. We were in full compliance with all covenants at September 30, 2014 and for the all periods since the commencement of the Credit Agreement. For additional details, refer to Note 17, Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Cash flows for the nine months ended September 30, 2014 and 2013, and the change between those periods, are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$34,315	$40,737	$(6,422)
Net cash used in investing activities	(38,061)	(13,736)	(24,325)
Net cash provided by financing activities	3,538	26,847	(23,309)
Effect of exchange rate changes on cash and cash equivalents	(136)	29	(165)
Net increase (decrease) in cash and cash equivalents	$(344)	$53,877	$(54,221)

Operating activities. During the nine months ended September 30, 2014, cash provided by operating activities consisted of net income of $21.3 million and non-cash charges of $25.8 million, offset by a $12.7 million decrease in net operating assets and liabilities.

Our non-cash charges consisted primarily of depreciation and amortization for our fixed and intangible assets of $14.7 million, stock-based compensation expense of $8.6 million, income tax benefits from employee stock plans of $4.1 million and deferred income taxes of $1.3 million, partially offset by $4.5 million in excess tax benefits from employee stock plans.

The main drivers in the change in our net operating assets and liabilities were a $35.0 million increase in accounts receivable due to increased shipments under purchase contracts of medication and supply cabinets, a $6.5 million decrease in accrued compensation primarily due to incentive bonus payouts, and lower accrued commissions due to higher bookings in the fourth quarter of 2013 as compared to the nine months ended September 30, 2014, offset by a $15.6 million increase in deferred gross profit due to an increase in products shipped but not yet installed, a $5.4 million increase in trade accounts payable due to growth in our business activities, a $2.7 million increase in deferred service revenues associated with new third-party leases generated and billed, a $1.4 million decrease in other current assets due to receipt of a tax refund, a $1.0 million decrease in prepaid expenses primarily due to a decrease in commissions driven by higher bookings in the fourth quarter of 2013 as compared to the nine months ended September 30, 2014, and a $0.8 million increase in other long-term tax liabilities.

During the nine months ended September 30, 2013, cash provided by operating activities consisted of net income of $17.2 million and non-cash charges of $23.3 million, offset by a $0.3 million decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of depreciation and amortization of $13.7 million, stock-based compensation of $8.4 million, $1.8 million asset impairment charges related a software development project, offset by $2.8 million in excess tax benefits from employee stock plans. The main drivers in the change in our net operating assets and liabilities were a $9.0 million increase in accounts receivable due to increased shipments, $6.5 million increase primarily in trade accounts payable due to growth in our business activities, $4.7 million increase in inventory, $0.4 million decrease in deferred service revenue, offset by $4.4 million increase in deferred gross profit and $2.0 million increase in accrued liabilities.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of $19.7 million for the acquisition of Surgichem, $10.2 million for purchases of property and equipment, primarily for software licenses and software upgrades, and $7.9 million expended for capitalized software development costs.

Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of $7.8 million for purchases of property and equipment, and $5.7 million expended for capitalized software development costs.

Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of $18.2 million in proceeds from employee stock option exercises and employee stock plan purchases, $4.5 million in excess tax benefits from employee stock plans, offset by $17.1 million in cash used for stock repurchases under our 2012 Stock Repurchase Program and $2.0 million in employees' taxes paid related to restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2013 consisted primarily of $24.0 million in proceeds from the employee stock option exercises and employee stock plan purchases and $2.8 million in excess tax benefits from employee stock plans.

Contractual Obligations

There were no material changes to our contractual obligations during the nine months ended September 30, 2014. For a description of our facility leases and contractual obligations, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 and the Notes to the Consolidated Financial Statements included therein.

The following table summarizes our contractual obligations at September 30, 2014 (in thousands):

	Total	Less than one year	One to three years	Four to five years	More than five years
Operating leases (1)	$37,986	$1,448	10,796	$8,766	$16,976
Commitments to contract manufacturers and suppliers (2)	10,942	10,942	—	—	—
Total (3)	$48,928	$12,390	$10,796	$8,766	$16,976

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates.

(3)
At September 30, 2014, we have recorded $5.8 million for uncertain tax positions under long term liabilities, in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, a $5.8 million of uncertain tax position liability has not been included in the contractual obligations table.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework"). Originally issued in 1992 (the "1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it superseded by the 2013 Framework. As of September 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework which will be completed by the end of 2014.

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Proceedings

 The information set forth under “Legal Proceedings” in Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2014 is incorporated herein by reference.

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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis, Rowa, and PhACTs), which has entered into an agreement to be acquired by Becton Dickenson Corporation, Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, which has entered into an agreement to be acquired by KUKA, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the pending acquisition of CareFusion Corporation by Becton Dickenson Corporation, thereby increasing their ability to develop and offer products and services to address the needs of our prospective customers;

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
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, on August 22, 2014, we acquired Surgichem Limited from Bupa Care Homes (CFG) Plc ("Bupa"). We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
Approximately 20% of our revenue is generated from the sale of consumable medication packages, which are primarily produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers.

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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia and the UK. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including China and the Middle East. Our international operations subject us to a variety of risks, including:

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
In September , 2013, we entered into a $75.00 million revolving credit facility pursuant to a Credit Agreement, by and among Omnicell, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. For additional details, please refer to Note 12, Contingencies, to this Quarterly Report on Form 10-Q. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues as of September 30, 2014, they may, in some periods, comprise between 5% and 10% of our total revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
During the nine months ended September 30, 2014, our common stock traded between $30.33 and $24.85 per share. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. As of September 30, 2014, the balance of our unsold leases to U.S. government customers was $11.7 million.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. At September 30, 2014, we had options outstanding to purchase approximately 2.7 million shares of our common stock at exercise prices ranging from $6.44 to $29.16 per share, at a weighted-average exercise price of $15.47 per share. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs
The following table presents a summary of our stock repurchase activity during nine months ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2014 to January 31, 2014	31,469	$25.00	31,469	$28,277,375
February 1, 2014 to February 28, 2014	8,100	$25.00	8,100	$28,074,875
March 1, 2014 to March 31, 2014	106,168	$28.96	106,168	$25,000,027
September 1, 2014 to September 30, 2014	575,364	$27.06	575,364	$9,427,715
(1) Shares purchased under the 2012 Stock Repurchase Program
(2) These amounts reflect the available shares authorized for repurchase under the 2012 Stock Repurchase Program.
Refer to Note 13, Stockholders' Equity, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information regarding our 2012 Stock Repurchase Program.

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

Date: November 10, 2014
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