Form 10-K
period 2014-12-31
OMNICELL, Inc
filed 2015-03-30
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2014 was $1.0 billion (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,214,401 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2014, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2014 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2014. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2015 there were 36,166,305 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2014 Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding our future product bookings, which consist of all firm orders, as evidenced by a contract and purchase order for equipment and software and, generally, by a purchase order for consumables. Equipment and software bookings are installable within 12 months and consumables are generally recorded as revenue within one month;

•
the extent and timing of future revenues, including the amounts of our current backlog, which represents firm orders that have not completed installation and therefore have not been recognized as revenue;

•	the size or growth of our market or market share;

•	the opportunity presented by new products, emerging markets and international markets;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources; and

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively.
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this annual report in greater detail in Part II - Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should also read this annual report and the documents that we reference in this annual report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, SecureVault™, Optiflex™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ , Savvy™, MTS Medication Technologies®, the MTS Medication Technologies logo, Medlocker®, AccuFlex®, Autobond ™, AutoGen ™, easyBLIST™, Pandora®, OnDemand®, Multi-Med™, RxMap®, MTS-350 ™, MTS-400 ™, MTS-500 ™ and SureMed. This report also includes other trademarks, service marks and trade names of other companies. All other trademarks used in this report are trademarks of their respective holders.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of automation and business information solutions designed to enable healthcare systems to streamline the medication administration process and manage costly medical supplies for increased operational efficiency and enhanced patient safety.
More than 3,000 customers worldwide have utilized Omnicell Automation and Analytics solutions to help increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. Omnicell Medication Adherence solutions, including its MTS Medication Technologies brand, provide innovative medication adherence packaging solutions designed to help reduce costly hospital readmissions. In addition, these solutions help enable approximately 6,000 institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
The medical industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care.
The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a report in 2006 that estimated that 1.5 million medication errors are made each year in the United States. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Any nursing shortages would add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. In its 2003 "Adherence to Long-Term Therapies-Evidence for Action," the World Health Organization stated, “Across diseases, adherence is the single most important modifiable factor that compromises treatment outcome.” U.S. health system thought leaders see medication adherence as a key requirement for closing the medication loop and delivering better clinical outcomes and financial results. Medication non-adherence is described as a critical problem creating approximately $290 billion in extra costs per year resulting in approximately 125,000 deaths per year, according to the New England Healthcare Institute. In addition, the Centers for Medicare & Medicaid Services stated in 2012 that 11% of all hospital admissions were related to medication non-adherence.
We provide solutions to help healthcare systems and caregivers address these aforementioned needs. We believe our solutions align us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care, and that our patient-centric medication and supply management solutions help improve workflow efficiencies and patient outcomes.
Operating Segments and Products
Our business is organized into two operating segments distinguished by products based on customer needs. In the first quarter of 2014, we modified our segment reporting structure to match our new operating structure. The two operating segments are Automation and Analytics and Medication Adherence.
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs.
Medication Adherence
The Medication Adherence segment primarily includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS Medication Technologies ("MTS"), Surgichem Limited ("Surgichem") and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the U.K. community and home care markets.
Financial Information by Segment

For information regarding our revenues, cost of revenues, gross profit and income from operations by segment, see Note 17, Segment Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.
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
Our solutions are designed to provide everything the customer requires for installation and maintenance of medication, medical and surgical supply control. Our vision of improving healthcare for everyone has led us to take certain steps in the development of our business and our long term approach to our market, such as:

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

•
Developing new solutions to enhance our customers' existing systems and protect our customers' investments by preserving, leveraging and upgrading their existing information systems, as well as striving to provide integration of our products with the other healthcare information systems used by our customers; and

•	Providing flexibility in our systems that can be tailored to specific customer needs through modular upgrades, thereby protecting our customers' investments.
We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our most recently announced solutions include the fourth generation Omnicell G4 platform with the Unity database across the automated medication dispensing system. The Unity database is designed to decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. The Unity G4 platform is designed to help our customers closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory requirements and safeguard the patient.
In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in the hospital. These include products for the central pharmacy, the operating room, the catheterization lab, the nursing areas and the patient point of care. Our most recent acquisitions include MTS Medication Technologies in 2012, which extended our product line to include solutions for Medication Adherence customers, and Surgichem in 2014, which further extends our Medication Adherence solutions in Europe. Through continued internal development and acquisitions, we intend to improve our current product offerings and expect to expand future product offerings to enable healthcare facility clinicians to automate and control more of the medication, and medical and surgical supply distribution processes, while providing an even greater ability to improve patient safety.
Industry Background
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
Our Automation and Analytics products are sold worldwide to a wide variety of healthcare institutions, but most of our sales occur to acute care hospital customers in the United States. The United States acute care hospital market is comprised of approximately 6,500 hospitals and other facilities with a total capacity of approximately 950,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national entities.
We also sell our Automation and Analytics products directly to non-acute care providers, which includes all healthcare facilities that are not hospitals, and organizations that supply non-acute care providers. We estimate there are approximately 49,000 facilities in the United States that could utilize our Automation and Analytics products and very few of them are using our solutions at this time.
Outside the United States, healthcare providers are becoming increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. BCC Research reports that worldwide inpatient pharmacy automation revenue growth in our industry is expected to be 8.5% between 2013 and 2018. We sell our Automation and Analytics products in a variety of countries, but to date we have focused our sales efforts on Canada, the United Kingdom, the countries of the Middle East region, and China.
Our Medication Adherence products are also sold to a variety of healthcare providers, but most of our revenue in this segment is from institutional and retail pharmacies. In the United States, where approximately 73% of our Medication Adherence business occurs, the market is comprised of approximately 4,000 institutional pharmacies operated by 1,500 companies that service over 15,000 long-term care facilities. According to IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales are expected to grow approximately 1% to 4% annually through 2016. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market which suggests opportunities for the market in which we operate. In addition to medication control at long-term care facilities, our Multi-medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications.
Key Industry Events and Reports
Reports by the Institute of Medicine, the Food and Drug Administration ("FDA"), and The Joint Commission have increased awareness of the adverse impacts of medication errors. Regulatory standards and industry guidelines, such as those published by the Institute for Safe Medication Practices, as well as the desire of healthcare organizations to improve quality and avoid liability, have driven acute care facilities to prioritize investment in capital equipment, including automated medication dispensing cabinets, which are a standard of care, to improve patient safety. Such reports and regulatory standards include the following:

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

•
In 2002, The Joint Commission established the National Patient Safety Goals ("NPSG") program. In 2010, NPSG 03.04.01, National Patient Safety Goal on Labeling Medications, required the labeling of all medications, medication containers (syringes, medicine cups, basins, etc.) and other solutions on and off the sterile field in perioperative and other procedural settings.

Leading academic medical centers are among those customers benefiting from our technologies, and our customers include 10 of the 18 U.S. News & World Report Honor Roll of Best Hospitals 2013-2014.
Medication errors can occur in post-acute settings as well. Medication non-adherence is extremely common. According to research by Osterberg and Blaschke published in the New England Journal of Medicine in 2005, more than half of the 3.2 billion prescriptions dispensed annually in the United States are not taken as prescribed, and according to numerous studies, the same non-adherence rate exists for chronic disease medications. Poor adherence results in significant morbidity, mortality and avoidable healthcare costs. The New England Healthcare Institute estimated in 2009 that medication non-adherence was the major driver of $290 billion per year in avoidable healthcare costs, equivalent to 13% of total national health expenditures.
Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools, such as blister cards, which are commonly used in post-acute settings. A 2011 study by CVS Caremark published in Health Affairs concluded that the medical cost per patient with chronic vascular disease was $13,000 to $39,000, annually, and patients who take medications as directed by physicians experienced medical savings ranging from $1,900 to $8,900, annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays.
Healthcare Reform
In 2009, the U.S. government passed the American Reinvestment and Recovery Act ("ARRA") which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records ("EHR"). ARRA establishes minimal requirements for electronic healthcare record usage and provides incentives for electronic healthcare record adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act ("PPACA"), which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population. We believe that both the ARRA and the PPACA will drive the need for increased efficiency in providing healthcare without reducing healthcare standards.
We believe our products assist healthcare organizations in achieving the goals of the new laws by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost. Our Unity G4 platform includes an automated dispensing system that is Modular EHR stage 2 certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology. Our Pandora Healthcare Data Analytics solution provides enterprise-level insights that can assist in monitoring hospital performance and quality of care. Our Unity platform solutions help decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple locations. Our Unity platform is designed to help hospitals closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory pressures and safeguard the patient.
Automation and Analytics Products and Services
Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs. From the point at which a medication arrives at the hospital receiving dock until the time it is administered to the patient, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments, central pharmacy automation, physician order management and nursing workflow automation at the bedside. Our supply product lines provide healthcare facilities with cost data that enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and the timely reordering of supplies. These products range from industrial-grade software-driven carousels for managing large amounts of inventory in the central pharmacy to high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. We also provide services, including customer education and training, to help customers to optimize their use of our technology.

Our analytics solution allows pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the identification of those engaged in narcotics diversion within the acute care facility.
Medication-Use Products
Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Pandora Data Analytics, Savvy Mobile Medication System, OmniLinkRx, WorkflowRx, Central Pharmacy and Satellite Pharmacy Manager, Controlled Substance Management and Anesthesia Workstation products. To provide our customers with end-to-end medication control, our product line incorporates bar code technology throughout. Our solutions incorporate advanced software technology, which we believe is the most advanced on the market today, and our G4 platform integrates disparate systems onto a single database. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use
SinglePointe	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the OmniRx product that controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital
AnywhereRN	Any nursing area in a hospital department that administers medications	Software that allows nurses to remotely operate automated dispensing cabinets from virtually any workstation in the hospital
Pandora Analytics	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools
Savvy Mobile System	Any nursing area in a hospital department that administers medications	Mobile wireless computer and dispensing system that provides a platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies
OmniLinkRx	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems
Central Pharmacy and Satellite Pharmacy Manager	Hospital central pharmacy	Software for managing inventory in central and satellite pharmacy locations
Controlled Substance Management	Hospital central pharmacy	Controlled substance inventory management system
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications
Nursing Floor Solutions
The OmniRx solution is the core of our medication control solutions. The OmniRx solution is a dispensing cabinet that automates the management and dispensing of medications at the point of use. The OmniRx features biometric fingerprint identification, advanced single-dose dispensing, bar code confirmation, integrated medication label printing and a wide range of drawer modules enabling the establishment of various security levels. Software features of the OmniRx include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information. OmniRx has met meaningful use criteria by obtaining modular EHR certification, as defined by the Office of the National Coordinator. OmniRx is highly configurable to allow the pharmacist the capability to tailor the usage of the system to specific regulatory controls and workflows.
The SinglePointe solution is a software extension to the OmniRx solution that allows pharmacists to automate the distribution of patient-specific medications, enabling control of up to 100% of all medications through the automated dispensing system. Controlling patient-specific medications through the OmniRx extends the benefits of automated medication distribution, including increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances to a broader range of the medication distribution process in the hospital.
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
The Savvy Mobile Medication solution provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. Savvy allows both tracking and physical control of medications to be extended to the patient bedside. The Savvy Mobile Medication solution is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet using AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications, including electronic medical records and electronic medication administration records.
Central Pharmacy Solutions
The OmniLinkRx solution is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.
The WorkflowRx solution is an automated storage, retrieval, inventory management and repackaging solution for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets. The WorkflowRx solution is deployed on a storage and retrieval carousel, on a repackaging system, or on both. The system may also be deployed only using bar code scanners for hospitals that do not use carousels or packagers. Bar code administration through the WorkflowRx solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with bar codes using a repackaging system enables bedside medication administration solutions, such as the Savvy solution, to perform bar code checking at the patient bedside.
Central Pharmacy Manager and Satellite Pharmacy Manager are integrated software systems that automate management of pharmacy inventory. Central Pharmacy Manager automates inventory management in the central pharmacy, helping to reduce inventory costs and save staff time on ordering and receiving processes. Satellite Pharmacy Manager gives pharmacists managing satellite locations visibility into inventory levels and costs at the remote sites within their health system.
The Controlled Substance Management solution provides perpetual inventory management and an automated audit trail to help the pharmacy comply with regulatory standards for controlled substances while increasing efficiency. The shared database between the pharmacy, the operating room and nursing cabinets tracks and monitors controlled substance movement throughout the hospital, providing a true closed-loop solution. The Controlled Substance Management software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. The Controlled Substance Management solution maintains a perpetual item inventory and complete audit using integrated bar code technology with both fixed and portable scanners. Bar coded forms and labels may also be generated directly from the Controlled Substance Management system.
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

Implantable tissue and bone grafts can also be monitored and tracked for additional patient safety and regulatory compliance. The bone and tissue features are integrated with our overall medical and surgical supply chain inventory management and charge capture systems. These solutions are designed for use in the materials management department, the nursing unit and specialty areas such as the catheterization lab and the operating room. They integrate with other information management systems and use bar code technology extensively.
Our supply product line includes the Omnicell Supply Cabinet, Omnicell Open Supply Solution, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex MS, OptiFlex SS, OptiFlex CL. Each of these products is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Supply Solution	Any nursing area in a hospital department that uses patient care supplies	Secure dispensing system that automates the management and dispensing of medical and surgical supplies at the point of use
Omnicell Open Supply Solution	Areas that require the management of high volume/low dollar inventory as well as areas where space restrictions limit the ability to install closed cabinets and other areas such as off-site clinics
Ability to expand inventory management capabilities by providing efficient workflow and flexibility to enable either remote inventory management from closed supply cabinets or completely open shelf inventory management from a touchscreen PC and Scanner

Supply/Rx Combination Solution	Any nursing area in a hospital department that uses patient care supplies and administers medications	Secure dispensing system that manages both supplies and medications from the same cabinets, using the same user interface screens, in medical and surgical units and specialty areas
Omnicell Tissue Center	Perioperative areas of the hospital	Manages the chain of custody for bone and tissue specimens from the donor to the patient in the operating room
OptiFlex MS	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of using bar code control in an open shelf environment
OptiFlex SS	Perioperative areas of the hospital	Specialty modules for the perioperative areas
OptiFlex CL	Procedure areas in the hospital including the cardiac catheterization lab	Specialty modules for the cardiac catheterization lab and other procedure areas
The Omnicell Supply Solution is a secure dispensing system that dispenses and tracks medical and surgical supplies at the point of use. Specialty modules are available for a variety of solutions to manage implants and medications used across the hospital as described below.
The Omnicell Open Supply Solution provides an efficient workflow solution that allows for expanded inventory management from a closed supply cabinet or completely open shelf solution from a touchscreen PC and scanner.
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
OptiFlex SS manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique bar code for each surgical case, based on physician, procedure and patient and provides information on the case for data analysis, reporting and charge capture. The Suture Module is designed to be integrated into the Omnicell Supply Solution to secure, dispense and automatically track suture usage.
OptiFlex CL manages supplies and creates cases in the cardiac catheterization lab, interventional radiology suite and other procedure areas. This solution allows real-time point-of-use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by the physician. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage. The Implant Tracking Module records expiration date, lot and serial number information to help enable compliance with Joint Commission and FDA requirements regarding surgical implants in the event of a recall.
Other Automation and Analytics Products and Services
Omnicell Interface Software provides interface and integration between our medication-use products or our supply products and a healthcare facility's in-house information management systems. Interface software is designed to provide integration and communication of patient data, logistical data, inventory information, charge capture and billing information and other healthcare database information.
Services include customer education and training and maintenance and support services, provided on a time-and-material basis. We also provide fixed period service contracts to our customers for post-installation technical support with phone support, on-site service, parts and access to software upgrades. On-site service is provided by our field service team.
Medication Adherence Products and Services
We offer solutions to assist institutional and retail pharmacies in packaging medication for patient use in care environments where there is a caregiver present and for environments where the patient is caring for themselves.
For environments where a caregiver is present, institutional and retail pharmacies use our solutions for packaging medications into adherence packages that contain a 7- to 90-day supply of a specific single medication. The blister cards may be pre-packaged ahead of time and placed into inventory until needed to fill a specific patient order, or on-demand, where individual patient medication orders are packaged and labeled by an automated robotic system. Our solutions range from manual sealers to fully automated packaging machines, the software that runs these machines, and the consumable packages used in these machines. We have packaging solutions for any size pharmacy operation which are designed to increase pharmacy output and improve dispensing accuracy, enabling improved patient safety and economics.
For environments where a patient cares for themselves, institutional and retail pharmacies use our solutions for packaging medications into adherence packages that contain all the medications a single patient is prescribed into one seven-day package. These products are primarily used in community-based pharmacies to assist in organizing complex medication regimes into a simple to use solution that enhances medication adherence. Multi-medication packages are arranged so that all the medications for a single dosing period are contained in one blister, eliminating confusion for the patient and providing the caregivers increased assurance that medications are taken in the right sequence. Our solutions include automated packaging machines that package specific patients medications on-demand, the software that runs these machines and the consumable packages used in these machines.
In addition to packaging solutions, we sell specially configured versions of our OmniRx medication dispensing machines to institutional pharmacies, which they place in long-term care facilities to manage narcotics and medications needed quickly.
Single Medication Products For Use Where A Caregiver Is Present
Pharmacy Sealers for Medication Packaging
Our heat-sealed blister cards require a sealer to create an impermeable barrier. By using specially designed equipment to control heat, time and pressure, the institutional pharmacy serving the long-term care patients is able to create a quality seal on every package, providing a secure barrier to moisture and gases. Within this range of equipment is a sealing solution suited for almost any pharmacy, from a low volume manual blister card sealer to a high volume, all electric heat sealer with programmable computer logic.

•	The SureSeal is a programmable, manual sealer using heat and pressure. It is designed as a cost effective, entry level sealer for low volume sealing of medication blister cards.

•
The Autobond is a programmable, semi-automated heat and pressure sealer operating off of electricity and compressed air. Autobond provides temperature and time controls for a consistent quality sealing.

•	The AutoGen is a programmable, semi-automated heat and pressure sealer operating off of electricity only.

•	The Gemini is a compact all-electric heat and pressure sealer.

Automated Fillers
Our semi-automated filling equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently-used medications into blister packs to keep in inventory awaiting a patient order. This packaging equipment elevates pre-packaging to a higher level of efficiency, resulting in higher accuracy and increased production levels. The systems combine both automated filling and sealing capabilities into one machine.

•
The MTS-350 is a tabletop machine capable of filling a wide range of medications and features an ergonomic design and easy-to-use controls. The MTS-350 provides a semi-automated mechanism for filling blister cards and a sealer using compressed air and heat.

•
The MTS-400 is ergonomically designed for high pre-pack volume for the medium to large pharmacy. The MTS-400 provides a portable workstation with built-in compressor and storage so as not to take up valuable counter space. Fully configured, the MTS-400 allows a single operator to perform the functions of filling, inspection, sealing and labeling simultaneously.

•
The MTS-500 is designed to automate pre-packaging in the pharmacy and is capable of producing up to 960 pre-packaged blister cards per hour. It includes an integrated label applicator and conveyor to optimize output.

Pharmacy Automation Systems
Our OnDemand automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently. These machines interface with pharmacy information systems to obtain patient-specific prescription information which enables on-demand packaging capabilities for our larger institutional pharmacy customers. Our current line of OnDemand machines includes the following products:

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication dispensing systems.

•	OnDemand Express II optimizes robotic technology for very high-speed and accurate fulfillment of single-dose blister cards and reclaimable packaging.
Single Medication Blister Cards
We offer a wide variety of heat seal and cold seal blister cards. Heat Seal Blister Cards come in a variety of formats that will fit various packaging requirements and require a heat sealer such as the MTS Autobond. Blister cards come in a variety of configurations, from 14- to 90-day doses. Heat seal cards provide a stronger seal than cold seal cards, helping pharmacists ensure consistency of the medication under nearly any environmental condition. Cold Seal Cards, also known as pressure sensitive cards, are both efficient and reliable and do not require heat sealing equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical. Cold seal blister cards come in a variety of configurations, from 14- to 90-day doses.
Pharmacy Printing and Labeling Solutions
Pharmacy labeling is an important part of the packaging process to ensure the right medication is packaged and delivered to the right facility and, ultimately, the right patient. Drug specific, bar code scannable labels are affixed on many different types of packages prior to them being dispensed.
We provide a Windows-based computer program that uses an extensive drug image database to produce a wide variety of medication labels on multiple printers. We also provide printers and related consumables.
Multi-Medication Solutions For Use Where Patients Care For Themselves
Pharmacy Automation Systems
Our OnDemand and M-series automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently. These machines interface with pharmacy information systems to obtain patient-specific prescription information which enables on-demand packaging capabilities for our larger institutional pharmacy customers. Our current line of automation for multi-medication includes the following products:

•
OnDemand 400 is an automation system for multi-medication adherence packaging. The OnDemand 400 receives patient prescriptions, constructs a filling map, fills multiple medication prescriptions into a single blister card from an on-line array of 40 medications stored in specially calibrated dispensing canisters, prints a label and provides an operator a sealing station.

•
M5000 is a fully automated system designed specifically for multi-medication adherence packaging. The M5000 receives patient prescriptions, constructs a filling map, then uses robotic technology that fills, seals, labels and checks the package. The M5000 minimizes human intervention in the multi-medication packaging process.

Multi-Medication Blister Cards
We offer a wide variety of heat seal and cold seal multi-medication blister cards, including products from our acquisition of Surgichem in August 2014. Multi-medication cards allow the packaging of multiple drugs into a single blister cavity representing a specific dosing time. Multi-medication cards are sold in a variety of formats to fit the needs of pharmacists and patients, with the most common format providing four dosing times for each of seven days in one package. Multi-medication adherence packages may be assembled by pharmacists by hand, or by using our pharmacy automation systems described above.
Medication Management Solutions
Medication management systems are becoming an integral part of long-term care facilities to manage narcotics, emergency medications and medications that are needed in a short period of time. Currently, most facilities rely on manual systems that do not provide the level of security, accountability and efficiencies that are attainable with the use of automation. When automation is implemented, pharmacies benefit by helping their customer facilities meet regulatory requirements and improve the response time. Patients benefit by having access to medications immediately with minimized medication errors. We offer specialized versions of the OmniRx medication control solution that is used by institutional pharmacies to provide their customers with secure medication management of narcotics, emergency medication, and first doses.
Sales and Distribution
We sell our Automation and Analytics and Medication Adherence solutions primarily in the United States and Canada. Approximately 91% of our product revenue was generated in those markets for the year ended December 31, 2014. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end user customers with the exception of some distribution of Medication Adherence consumables. Outside the United States and Canada, we field a direct sales force for Medication Adherence products in the United Kingdom and Germany. For other geographies where we sell Medication Adherence products, and for all Automation and Analytics products sold outside the United States and Canada, we sell through distributors and resellers. Our foreign operations are discussed in Note 17, Segment Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Our combined direct, corporate and international distribution sales teams consisted of approximately 206 staff members as of December 31, 2014. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Automation and Analytics or Medication Adherence product lines. Our corporate sales team focuses on large IDNs, group purchasing organizations ("GPOs"), and the U.S. government.
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
We have contracts with GPOs that enable us to sell our automation systems to GPO‑member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include Amerinet, Inc., Federal Supply Schedule, First Choice Management Services, Healthcare Purchasing Alliance, LLC, HealthTrust Purchasing Group, L.P., Magnet, MedAssets Performance Management Solutions, Novation LLC, Premier Healthcare Alliance, L.P. and Resource Optimization & Innovation, LLC. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products.
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
In addition, our international sales team handles direct sales to non-acute healthcare facilities in the United Kingdom and Germany, and handles sales, installation and service to non-acute healthcare facilities through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our international sales team handles sales, installation and service to all Automation and Analytics customers outside the U.S. and Canada through distribution partners. Our products are available in a variety of languages including Mandarin, French, Spanish and German.
We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Manufacturing and Inventory
The manufacturing process for our Automation and Analytics products allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer needs. The Automation and Analytics product manufacturing process primarily consists of the final assembly of components and testing of the completed product. Many of the subassemblies and components we use are provided by third-party contract manufacturers or other suppliers. We and our partners test these subassemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and schedule requirements. Our Medication Adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables.
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
Our current direct competitors in the medication management and supply chain solutions market include CareFusion Corporation (which includes Pyxis, Rowa, and PhACTs), which has entered into an agreement to be acquired by Becton Dickenson Corporation, Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, which has entered into an agreement to be acquired by KUKA, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc. and MACH4 Automatisierungstechnik GmbH. Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2015 and 2032.
All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of Omnicell, the Omnicell logo, OmniRx, OmniCenter, OmniSupplier, OmniBuyer, SafetyStock, eMTS Medication Technologies, the MTS Medication Technologies logo, easy Blist, Medlocker, AccuFlex, Pandora, OnDemand, RxMap, Suremed and OnDemand400 for RxMap. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We utilize industry‑standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California, Nashville, Tennessee and St. Petersburg, Florida. Research and development expenditures were $27.8 million, $29.1 million and $23.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Employees
We had a total of 1,236 employees as of December 31, 2014. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional‑specific positions to meet the evolving needs of our marketplace while controlling costs. To our knowledge, none of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
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
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report.
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. Our backlog was $187.7 million and $180.0 million as of December 31, 2014 and December 31, 2013, respectively.
Company Information
We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.

Available Information
We file reports and other information with the Securities and Exchange Commission ("SEC") including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, (2) are available at the SEC's internet site (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information on our website is not incorporated by reference nor otherwise included in this report.
Executive Officers of the Registrant
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	57	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	49	Executive Vice President, Sales and Marketing
Robin G. Seim	55	Executive Vice President Finance, International and Manufacturing, Chief Financial Officer
Dan S. Johnston	51	Executive Vice President and Chief Legal and Administrative Officer
Nhat H. Ngo	42	Executive Vice President, Strategy and Business Development
Jorge R. Taborga	55	Executive Vice President, Engineering

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. In January 2009, Mr. Drew was named Senior Vice President, Field Operations. In March 2012, Mr. Drew was named Executive Vice President, Field Operations. In February 2015, Mr. Drew was named Executive Vice President, Sales and Marketing. From April 1994 to January 2005, Mr. Drew served in various management positions with Omnicell, including Vice President of Branded Solutions and Director of Corporate Development. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.
Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. In March 2012, Mr. Seim was named Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing. In February 2015, Mr. Seim was named Chief Financial Officer and Executive Vice President, Finance, International and Manufacturing. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.
Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. In March 2012, Mr. Johnston was named Executive Vice President and General Counsel. In February 2015, Mr. Johnston was named Executive Vice President and Chief Legal and Administrative Officer. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnston was an attorney with the law firm Cooley LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.
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
Jorge R. Taborga joined Omnicell in July 2007 as Vice President and Chief Information Officer.  In February of 2013, Mr. Taborga was named Executive Vice President, Engineering. From January 2009 to February 2013, Mr. Taborga was Vice President of Manufacturing, Quality and Information Technology. Prior to joining Omnicell, Mr. Taborga held a number of executive positions with Bay Networks and Quantum, and ran his own management consulting company. He also held executive roles in two cloud computing companies, fusionOne and Terrasping. Mr. Taborga's earlier career includes senior roles in product development with ROLM Systems and Thomas-Conrad. Mr. Taborga received B.S. and M.S. degrees in Computer Science from Texas A&M University. He is currently pursuing a Ph.D. in Organizational Systems at Saybrook University.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the pending acquisition of CareFusion Corporation by Becton Dickenson Corporation, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

•
our competitive environment is currently experiencing a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell or distribute our products;

•
other established or emerging companies may enter the medication management and supply chain solutions market with products and services that are preferred by our current and potential customers based on factors such as features, capabilities or cost;

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
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of 2010, the Budget Control Act of 2011, and other health reform legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, on August 22, 2014, we acquired Surgichem Limited from Bupa. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•	difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;

•	complying with international labor laws that may restrict our ability to right-size organizations and gain synergies across acquired operations;

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

•	failure to achieve anticipated benefits such as cost savings and revenue enhancements;

•	difficulties related to assimilating the products or key personnel of an acquired business;

•	failure to understand and compete effectively in markets in which we have limited previous experience; and

•	difficulties in integrating newly acquired products and solutions into a logical offering that our customers understand and embrace.
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
Approximately 17% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
The manufacture and sale of our current products are not regulated by the United States Food and Drug Administration, or the Drug Enforcement Administration ("DEA"). However, our current products, and any future products, may be regulated in the future by these or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996. Among other things, this legislation required the Secretary of Health and Human Services to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by "covered entities," which include pharmacies and other healthcare providers with which we do business.
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
During November 2012, an Omnicell electronic device containing medication dispensing cabinet log files from three health system customers was stolen from an Omnicell employee's locked vehicle. The files on this device contained certain protected patient health information related to medication dispensing transactions from our medication dispensing cabinets over a one to three-week period, downloaded by the employee while troubleshooting software for the hospitals. This loss resulted in a putative class action complaint being filed against us and certain of our customers in the United States District Court for the District of New Jersey in March 2013 alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. In December 2013, the court issued an order dismissing the plaintiff's complaint without prejudice. The plaintiff failed to file an appeal of the court's decision by the January 27, 2014 deadline. There is no guarantee that, if we are involved in any similar litigation in the future, such an outcome will result. Any similar unauthorized disclosure of personal health information could cause us to experience contractual indemnification obligations under business associate agreements with certain customers, litigation against us, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA or other privacy or security laws, we may be subject to significant fines, penalties and other sanctions. As of the date of this Form 10-K filing, the Company has not received correspondence from the Office for Civil Rights of the U.S. Department of Health & Human Services with respect to this matter.
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
In September 2013, we entered into a $75 million revolving credit facility pursuant to a Credit Agreement, by and among Omnicell, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (“Credit Agreement”). In November 2014, we amended the Credit Agreement to increase the number of shares of common stock that may be repurchased pursuant to stock repurchase programs authorized by our Board of Directors. The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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
Additionally, our competitors may enter into agreements with providers of hospital information management systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services. In addition, hospital information systems providers may choose to develop their own solutions that could compete with ours. Furthermore, we expect the importance of interoperability to increase in the next few years. Regulations such as the HITECH Act Meaningful Use Stage 3 are expected to heavily focus on evidence and outcomes. Given our role in care delivery process, the data generated by our products may be a key input for assessing and reporting on clinical outcomes. This may elevate interoperability with information systems to a relative importance to our customers creating a business opportunity and risk.
Our failure to protect our intellectual property rights could negatively affect our ability to compete.
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. For additional details, see Note 13, Contingencies, in this annual report. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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

•	the relative proportions of revenues we derive from products and services;

•	fluctuations in the percentage of sales attributable to our international business;

•	our customers' budget cycles;

•	changes in our operating expenses and our ability to stabilize expenses;

•	expenses incurred to remediate product quality or safety issues;

•	our ability to generate cash from our accounts receivable on a timely basis;

•	the performance of our products;

•	changes in our business strategy;

•	macroeconomic and political conditions, including fluctuations in interest rates, tax increases and availability of credit markets; and

•	volatility in our stock price and its effect on equity-based compensation expense.
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
A number of group purchasing organizations, including Amerinet, Inc., Federal Supply Schedule, First Choice Management Services, Healthcare Purchasing Alliance, LLC, HealthTrust Purchasing Group, L.P., Magnet, MedAssets Performance Management Solutions, Novation LLC, Premier Healthcare Alliance, L.P. and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2014, they may, in some periods, comprise up to 16% of our consumables revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $24.85 and $34.00 per share during the year ended December 31, 2014. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for technology companies. These broad market fluctuations may cause the market price of our common stock to decline irrespective of our performance. Also, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. On March 19, 2015, a putative class action lawsuit was filed against Omnicell and two of our executive officers (the “Defendants”) in the U.S. District Court for the Northern District of California. The complaint purports to assert claims on behalf of a class of purchasers of Omnicell stock between May 2, 2014 and March 2, 2015. The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. While we believe that the claims have no merit and will defend the lawsuit vigorously, such litigation could cause us to incur substantial costs and divert management’s attention and resources.
Circumstances may arise that could prevent the timely reporting of our financial information, which could harm our stock price and quotation on the NASDAQ Global Select Market.
On March 17, 2015, we announced that we were delaying the filing of this Annual Report on Form 10-K for the year ended December 31, 2014 beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
Because we were unable to timely file this Annual Report on Form 10-K, on March 18, 2015, we received an expected written notification (the “Notice”) from the NASDAQ OMX Group, Inc. (“Nasdaq”) indicating that Omnicell was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing, due to the delay in filing this Annual Report on Form 10-K for the period ended December 31, 2014 beyond the extended filing due date. Under the Nasdaq continued listing rules, we had 60 calendar days from the date of the letter to either file this Annual Report on Form 10-K or submit a plan to regain compliance.
During the period between the date this Annual Report on Form 10-K was due and the date of this filing, our stock price has experienced some volatility. We have concluded the investigation causing the delay of the filing of this Annual Report on Form 10-K. Even though the results of the investigation led the Company to determine that effective internal control over financial reporting was maintained in all material respects and that there are no changes required to be made to the Company’s Consolidated Financial Statements, we cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic financial reports, which could harm our stock price and, if such delay were to continue for a period of time, impact our continued listing on the NASDAQ Global Select Market.
We depend on a limited number of suppliers for our products and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. We have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users' acceptance of our products. These impacts could damage customer relationships and could harm our business.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.9 million as of December 31, 2014.
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
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. If we lose access to third-party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2014, we replaced legacy Enterprise Requirements Planning systems utilized in the acquired MTS business with systems currently in use in other parts of Omnicell. In 2015, we intend to replace the legacy enterprise Requirements Planning systems utilized in Surgichem with systems currently in use in other parts of Omnicell. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $19.02 per share as of December 31, 2014. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are currently no unresolved issues with respect to any Commission staff’s written comments that were received at least 180 days before the end of our fiscal year to which this report relates and that relate to our periodic or current reports under the Exchange Act.
ITEM 2. PROPERTIES
Our headquarters is located in leased facilities in Mountain View, California. In addition, we maintain leased office space in California, Florida, Illinois, Tennessee, and the United Kingdom. The following is a list of our leased facilities and their primary functions.

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Medication Adherence	132,500
Mountain View, California	Administration, marketing, and research and development	Automation and Analytics	100,000
Milpitas, California	Manufacturing	Automation and Analytics	46,000
Waukegan, Illinois	Technical support and training	Automation and Analytics	38,000
Nashville, Tennessee	Research and development and marketing	Automation and Analytics	25,000
Stockport, United Kingdom (1)	Administration, sales, marketing and distribution center	Medication Adherence	19,500
Leeds, United Kingdom	Sales, marketing and distribution center	Automation and Analytics and Medication Adherence	16,500
_________________________________________________
(1)    Leased facilities as a result of our acquisition of Surgichem in August 2014.
We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China, Hong Kong and the Federal Republic of Germany.
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, see Note 12, Commitments, of the Notes to Consolidated Financial Statements in this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 13, Contingencies, of the Notes to Consolidated Financial Statements in this annual report is incorporated herein by reference.
On March 19, 2015, a putative class action lawsuit was filed against the Company and two executive officers in the U.S. District Court for the Northern District of California, captioned Nelson v. Omnicell, Inc., et al., Case No. 3:15-cv-01280-HSG. The complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between May 2, 2014 and March 2, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company and the individual defendants have not yet been served with the Complaint. The Company believes that the claims have no merit and will defend the lawsuit vigorously.
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

Year Ended December 31, 2014	High	Low
Fourth Quarter	$34.00	$26.05
Third Quarter	$29.73	$26.00
Second Quarter	$29.49	$25.00
First Quarter	$30.33	$24.85

Year Ended December 31, 2013	High	Low
Fourth Quarter	$25.89	$20.88
Third Quarter	$25.22	$19.29
Second Quarter	$20.88	$17.01
First Quarter	$20.00	$14.68
Stockholders
There were 124 registered stockholders of record as of December 31, 2014. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell's common stock for the past five years to two indexes: The NASDAQ Composite Index and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Health Services Index as of the market close on December 31, 2009. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Services Index tracks the aggregate price performance of health services equity securities. Omnicell's common stock is traded on The NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among Omnicell, Inc., the NASDAQ Composite Index, and the NASDAQ Health Services Index (2)
_________________________________________________

(1)	$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.

(2)
This section is not deemed "soliciting material" or to be "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Omnicell, Inc.	100.00	123.61	141.32	127.20	218.39	283.32
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Health Services	100.00	100.48	82.48	93.99	134.74	161.37
Stock Repurchase Programs

The following table presents a summary of our stock repurchase activity in the fourth quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
	(In thousands, except per share data)
October 1, 2014 to October 31, 2014	163,196	$27.29	163,196	$54,947
November 1, 2014 to November 30, 2014	—	—	—	—
December 1, 2014 to December 31, 2014	—	—	—	—
Total	163,196		163,196	$54,947
_________________________________________________

(1)	Shares purchased under the 2012 Stock Repurchase Program.

(2)
In August 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock beginning in 2012, of which approximately $45.1 million has been repurchased as of December 31, 2014. In November 2014, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock. We expect to begin repurchasing shares under the 2014 Stock Repurchase Program upon the completion of the 2012 Stock Repurchase Program. Our stock repurchase programs do not obligate us to acquire any specific number of shares, and shares may be repurchased in privately negotiated and/or open market transactions, including plans complying with Rule 10b5-1 of the Exchange Act. Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2014, and neither program has an expiration date.

Refer to Note 15, Stock Repurchases, of the Notes to Consolidated Financial Statements in this annual report for information regarding our authorized Stock Repurchase Programs.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related Notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

	Year Ended December 31,
	2014 (2)	2013	2012 (3)	2011	2010 (4)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$440,900	$380,585	$314,027	$245,535	$222,407
Gross profit	$233,860	$203,399	$170,588	$135,784	$117,917
Income from operations (1)	$49,583	$35,299	$27,126	$16,222	$9,526
Net income	$30,518	$23,979	$16,178	$10,389	$4,892
Net income per share:
Basic	$0.86	$0.69	$0.49	$0.31	$0.15
Diluted	$0.83	$0.67	$0.47	$0.30	$0.15
Shares used in per shares calculations:
Basic	35,650	34,736	33,307	33,123	32,651
Diluted	36,622	35,777	34,213	34,103	33,513
Cash dividends declared per share	$—	$—	$—	$—	$—

	December 31,
	2014 (2)	2013	2012 (3)	2011	2010 (4)
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$560,214	$492,501	$441,819	$363,849	$343,224
Total liabilities	$170,116	$143,504	$134,269	$80,935	$78,010
Total stockholders' equity	$390,098	$348,997	$307,550	$282,914	$265,214
__________________________________________________
(1)    Income from operations includes the following items:

	Year Ended December 31,
	2014 (2)	2013	2012 (3)	2011	2010 (4)
	(In thousands)
Share-based compensation expense	$12,785	$11,151	$9,214	$9,499	$9,015
(2)    Includes Surgichem results as of August 2014.
(3)    Includes MTS results as of May 2012.
(4)    Includes Pandora results as of September 2010.
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

	Quarter Ended
	December 31, 2014	September 30, 2014 (2)	June 30, 2014	March 31, 2014
	(In thousands, except per share data) (Unaudited)
2014 Consolidated Statements of Operations Data:
Total revenue	$121,541	$112,543	$105,052	$101,764
Gross profit	63,779	59,546	56,040	54,495
Income from operations	13,474	13,597	12,558	9,954
Net income	$9,235	$7,300	$7,789	$6,194
Net income per share:
Basic (1)	$0.26	$0.20	$0.22	$0.18
Diluted (1)	$0.25	$0.20	$0.21	$0.17

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share data) (Unaudited)
2013 Consolidated Statements of Operations Data:
Total revenue	$105,750	$94,039	$93,686	$87,110
Gross profit	56,624	52,040	49,368	45,367
Income from operations	11,055	10,717	9,359	4,169
Net income	$6,823	$7,755	$6,016	$3,385
Net income per share:
Basic (1)	$0.19	$0.22	$0.17	$0.10
Diluted (1)	$0.19	$0.21	$0.17	$0.10
_________________________________________________

(1)
Quarterly net income per share figures may not total to annual net income per share, due to rounding and immaterial fluctuations in the number of options included or omitted from diluted calculations based on the stock price or option exercise prices and/or net losses recorded in quarterly periods.

(2)	Includes Surgichem results as of August 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes in this annual report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A "Risk Factors" and elsewhere in this annual report. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.
OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Our Omnicell Automation and Analytic customers worldwide utilize our medication automation, supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety.
Omnicell Medication Adherence solutions, including the MTS and Surgichem brands, provide innovative medication adherence packaging solutions that can help reduce costly hospital readmissions and enable institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 89% of our total revenues in 2014 and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
In the first quarter of 2014, we began to manage our business according to two product segments as many of our Acute Care and Non-Acute Care customers are converging to provide services across the continuum of care. These customers seek Automation and Analytics products that function across the various facilities they manage, and we find ourselves providing solutions across multiple types of care environments. These customers are also interested in obtaining higher levels of adherence to prescribed medication regimens that our blister card products can help provide. Our business has evolved to be managed more on a product basis and it has become more difficult to determine whether a customer is a hospital or a blend of hospitals and non-acute care facilities.
We modified our segment reporting structure to match our new operating structure in the first quarter of 2014. The two operating segments which are the same as our reporting segments are Automation and Analytics and Medication Adherence. As our business evolves, we will continue to assess our operating units which could result in future modifications to our current operating segments. For further description of our operating segments, Note 17, Segment Information, of the Notes to Consolidated Financial Statements in this annual report.
Strategy
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have and intend to continue to invest in the strategies which we believe have generated and will continue to generate our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

•
Development of differentiated products. We invest in the development of products that we believe bring patient safety and workflow efficiency to our customers’ operations that they cannot get from other competing solutions. These differentiators may be as small as how a transaction operates or information provided on a report or as large as the entire automation of a workflow that would otherwise be completed manually. We intend to continue our focus on differentiating our products, and we carefully assess our investments regularly as we strive to ensure those investments provide the solutions most valuable to our customers.

•
Deliver our solutions to new markets. Areas of healthcare where work is done manually may benefit from our existing solutions. These areas include hospitals that continue to utilize manual operations, healthcare segments of the U.S. market outside hospitals and markets outside the United States. We weigh the cost of entering these new markets against the expected benefits and focus on the markets that we believe are most likely to adopt our products.

•
Expansion of our solutions through acquisitions and partnerships. Our acquisitions have generally been focused on automation of manual workflows or data analytics, which is the enhancement of data for our customers’ decision-making processes. We believe that expansion of our product lines through acquisition and partnerships to meet our customers changing and evolving expectations is a key component to our historical and future success.

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 61% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on four markets: the United Kingdom where we sell medication adherence products through a direct sales team and automation and analytics products through a distributor, Germany where we sell medication adherence products through a direct sales team, Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in China, where we launched a Mandarin version of our automated dispensing systems in 2011. In the third quarter of 2012, we purchased 15% of our United Kingdom automation and analytics products distributor’s outstanding equity for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor, recognized in interest and other income, net, was immaterial for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012 and our acquisition of Surgichem in August 2014. Surgichem is a provider of medication adherence products in the United Kingdom. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three leg strategy of differentiated products, expansion into new markets, and acquisition and partnership in future periods will be based on, among other factors:

•
Our expectation that the overall market demand for healthcare services will increase as the population grows, life expectancies continue to increase and the quality and availability of healthcare services increases;

•
Our expectation that the environment of increased patient safety awareness, increased regulatory control, increased demand for innovative products that improve the care experience and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities; and

•	Our belief that healthcare customers will continue to value a consultative customer experience from their suppliers.
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within twelve months and generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased 11%, from $327.8 million in 2013 to $364.0 million in 2014, driven by the success of our growth strategies in differentiated products and new markets and, to a lesser extent, by the partial year of contribution from the acquisition of Surgichem.
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred service revenue of $45.5 million and $40.4 million as of December 31, 2014 and December 31, 2013, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
The growth in our Automation and Analytics revenue was driven primarily by our success in consistently growing the number of our customer installations for the year ended December 31, 2014. Installed customers in the United States grew from 1,806 hospitals as of December 31, 2013 to 1,935 hospitals as of December 31, 2014. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities and, as a result, our service revenues have also grown for the year ended December 31, 2014.
The growth in our Medication Adherence revenue was driven primarily by increased sales of our OnDemand medication packaging systems in the United States market and increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe for the year ended December 31, 2014. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past year.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2015, we also intend to manage our business to operating profit margins similar to those achieved in 2014. Our full-time headcount of 1,236 on December 31, 2014, which is an increase of 102 from December 31, 2013, is dedicated to bringing our strategies to bear in all the markets we participate in.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
Revenue recognition
We earn revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services that are sold in the healthcare industry, our principal market. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.

Software. Additional software applications that enable incremental functionality of our equipment.
Installation. Installation of equipment as integrated systems at customers' sites.
Post-installation technical support. Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.
Professional services. Other customer services, such as training and consulting.
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
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install our equipment at the end-user customer facility, we recognize revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met, since we do not allow for rights of return or refund. For new distributors, where we have not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install our equipment at the end-user facility. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.
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
Accounts receivable and notes receivable (net investment in sales-type leases)
We actively manage our accounts receivable to minimize credit risk. We typically sell our products to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position.
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
The retained in-house leases discussed above are considered financing receivables. Our credit policies and evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class. Financing receivables which are reserved are generally transferred to cash-basis accounting so that revenue is recognized only as cash is received. However, the cash basis accounts continue to accrue interest.
Valuation and impairment of goodwill, intangible assets and other long-lived assets
Business combination valuations. When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to:

•	cash flows that an asset is expected to generate in the future;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

•	cost savings expected to be derived from acquiring an asset; and

•	discount rates.
These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.
Goodwill impairment. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. Our reporting units are the same as our operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to a two-step impairment test. The first step ("Step 1") involves a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. The methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
The process of estimating the fair value and carrying value of our reporting units’ equity requires significant judgment at many points during the analysis. Various assets and liabilities are not specifically allocated to an individual reporting unit, and therefore, we apply judgment to allocate the assets and liabilities, and this allocation affects the carrying value of the respective reporting units. Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows of each reporting unit based on historical and forecasted revenue and operating costs. This involves further estimates, such as estimates of future revenue and expense growth rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted-average cost of capital for each reporting unit and may change from year to year. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year.
Based on a Step 1 impairment analysis performed as of October 1, 2014, we determined that it was more likely than not that the fair value of each of our reporting units exceeded the carrying value by approximately 25%, and thus no impairment in our reporting units.
Intangible assets and other long-lived assets. We assess the impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets and other long-lived assets are subjective and are affected by changes to our business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
Inventory
Inventories are stated at the lower of cost (utilizing standard costs), applying the first-in, first-out method, or market. We routinely assess our on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions, or lower of cost or market. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.
Valuation of share-based awards
We account for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). We recognize compensation expense related to stock-compensation, including the awarding of employee stock options and restricted stock units, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of our common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on our historical experience of employee stock option exercises, including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.
Accounting for income taxes

We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes ("ASC 740"), the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
In accordance with ASC 740, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
Recently issued authoritative guidance
Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

		Change in			Change in
	2014	$	%	2013	$	%	2012
	(Dollars in thousands)
Product revenues	$360,344	$53,155	17%	$307,189	$59,535	24%	$247,654
Percentage of total revenues	82%			81%			79%
Service and other revenues	80,556	7,160	10%	73,396	7,023	11%	66,373
Percentage of total revenues	18%			19%			21%
Total revenues	$440,900	$60,315	16%	$380,585	$66,558	21%	$314,027
2014 compared to 2013:
Product revenues represented 82%, 81% and 79% of total revenues for the years ended 2014, 2013 and 2012, respectively. Product revenues increased due to increased sales for both our Automation and Analytics segment of $44.0 million and Medication Adherence segment of $9.1 million. Service and other revenues represented 18%, 19% and 21% of total revenues for the years ended 2014, 2013 and 2012, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $7.1 million.
Our international sales represented 11%, 12% and 8% of total revenues for the years ended 2014, 2013 and 2012, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2015 compared to 2014, as we fulfill our existing orders, and based on our growth in bookings in 2014, some of which will be recognized as revenue in 2015. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
2013 compared to 2012:

Product revenues increased due to increased sales for both Automation and Analytics segment of $35.3 million and Medication Adherence segment of $24.2 million, of which $29.2 million was from our MTS operations. Service and other revenues increased primarily as a result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts within our Automation and Analytics segment.
Financial Information by Segment
Revenues

		Change in			Change in
	2014	$	%	2013	$	%	2012
Revenues:	(Dollars in thousands)
Automation and Analytics	$354,095	$51,178	17%	$302,917	$42,757	16%	$260,160
Percentage of total revenues	80%			80%			83%
Medication Adherence	86,805	9,137	12%	77,668	23,801	44%	53,867
Percentage of total revenues	20%			20%			17%
Total revenues	$440,900	$60,315	16%	$380,585	$66,558	21%	$314,027
2014 compared to 2013:
Automation and Analytics revenues increased due to an increase in product revenues of $44.0 million primarily due to the increase of $40.3 million in Medical Automation Cabinets sales and of $7.4 million in Supply Cabinets and Supply Management software sales, partially offset by a decrease of $3.7 million in revenue related to our leasing business. Service and other revenues increased by $7.1 million due to higher service renewal fees driven primarily by an increase in installed base customers and new customers.
Medication Adherence revenues increased due to an increase in product revenues of $9.1 million primarily as a result of an increase in sales of OnDemand medication packaging systems in the United States and an increase in the adoption of our multi-medication consumable products by patients in Europe, and includes $4.6 million in revenue from our Surgichem operations since its acquisition in August 2014. Service and other revenues remained relatively flat compared to the prior year.
2013 compared to 2012:
Automation and Analytics revenues increased due to an increase in product revenues of $35.3 million primarily as a result of increased customers' receptivity to our products due to product differentiation and entrance into new markets, coupled with an increase in service revenues of $7.4 million due to an increase in the number of support service contracts as a result of the expansion in our installed base customers.
Increased Medication Adherence revenues were primarily driven by an increase of $29.2 million in product revenues related to the MTS acquisition in May of 2012, partially offset by a slight decline in other product revenues. Service and other revenues remained relatively flat compared to the prior year.

Cost of revenues and Gross profit

		Change in			Change in
	2014	$	%	2013	$	%	2012
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$151,327	$22,013	17%	$129,314	$17,715	16%	$111,599
As a percentage of related revenues	43%			43%			43%
Medication Adherence	55,713	7,841	16%	47,872	16,032	50%	31,840
As a percentage of related revenues	64%			62%			59%
Total cost of revenues	$207,040	$29,854	17%	$177,186	$33,747	24%	$143,439
As a percentage of total revenues	47%			47%			46%

Gross profit:
Automation and Analytics	$202,768	$29,165	17%	$173,603	$25,042	17%	$148,561
Automation and Analytics gross margin	57%			57%			57%
Medication Adherence	31,092	1,296	4%	29,796	7,769	35%	22,027
Medication Adherence gross margin	36%			38%			41%
Total gross profit	$233,860	$30,461	15%	$203,399	$32,811	19%	$170,588
Total gross margin	53%			53%			54%
2014 compared to 2013:
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which accounts for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site, and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs.
Automation and Analytics
Cost of revenues increased due to an increase in product costs of $20.8 million as a result of an increase of $16.4 million attributed to a different mixture of customers, products and overall growth in product sales, and an increase of $2.9 million in product installation costs. Cost of service revenues increased by $1.2 million due to an increase in salaries and wages as support headcount increased, in addition to an increase in expenses related to the refurbishment of returned materials.
Gross profit increased due to an increase in product and service revenues while gross margin remained consistent as cost of sales as a percentage of revenues remained consistent with the prior year.
Medication Adherence
Cost of revenues increased due to an increase in product costs of $7.6 million primarily driven by an increase in product sales and the inclusion of costs from our Surgichem operations. Consistent with the related revenues, cost of service sales remained relatively flat compared to the prior year.
Gross profit increased due to an increase in product revenues and the inclusion of Surgichem operations, and gross margin slightly decreased as cost of sales as a percentage of revenues slightly increased driven by higher product costs.
We do not anticipate any significant fluctuations in gross profit and gross margin beyond normal fluctuations caused by changes in product mix for our Automation and Analytics and Medication Adherence segments during 2015.
2013 compared to 2012:
Automation and Analytics
Cost of revenues increased due to an increase in product costs of $17.8 million as a result of increased revenues and unfavorable changes in product mix. Cost of service sales remained relatively flat compared to the prior year.

Gross profit increased due to an increase in product and service revenues while gross margin remained consistent as cost of sales as a percentage of revenues remained overall consistent with the prior year.
Medication Adherence
Cost of revenues increased due to an increase in product costs of $14.9 million and service costs of $1.2 million primarily driven by an increase in product sales and the inclusion of costs from our MTS operations.
Gross profit increased due to an increase in product revenues and the inclusion of MTS operations, and gross margin slightly decreased as cost of sales as a percentage of revenues slightly increased driven primarily by higher product costs.
Operating expenses and Income from operations

		Change in			Change in
	2014	$	%	2013	$	%	2012
Operating expenses:	(Dollars in thousands)
Research and development	$27,802	$(1,303)	(4)%	$29,105	$5,379	23%	$23,726
As a percentage of total revenues	6%			8%			8%
Selling, general and administrative	156,475	17,480	13%	138,995	19,259	16%	119,736
As a percentage of total revenues	35%			37%			38%
Total operating expenses	$184,277	$16,177	10%	$168,100	$24,638	17%	$143,462
As a percentage of total revenues	42%			44%			46%

Income from operations:
Automation and Analytics	$47,612	$14,096	42%	$33,516	$12,422	59%	$21,094
Operating margin	13%			11%			8%
Medication Adherence	1,971	188	11%	1,783	(4,249)	(70)%	6,032
Operating margin	2%			2%			11%
Total income from operations	$49,583	$14,284	40%	$35,299	$8,173	30%	$27,126
Total operating margin	11%			9%			9%
2014 compared to 2013:
Research and development expenses decreased in our Automation and Analytics and Medication Adherence segments, primarily due to an increase of $3.2 million in the capitalization of software development costs in 2014 compared to 2013, partially offset by increased expenses of $2.7 million to further enhance our Pharmacy and Supply automation products. In our Medication Adherence segment, research and development decreased primarily due to the write-off of $1.8 million of capitalized software development costs in 2013 which did not recur in 2014, partially offset by an increase of $1.0 million in expenses to bring new medication adherence products to market, such as our M5000 packaging system.
We expect research and development expenses to increase in 2015 as we continue to invest in new products and services, and increase as a percentage of total revenues from 6% to approximately 8%. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs.
Selling, general and administrative expenses increased due to increases from our Automation and Analytics segment of $15.6 million and Medication Adherence segment of $1.9 million. The increase from our Automation and Analytics segment was attributed to increases in salaries and wages of $4.0 million due to an increase in headcount, commission expenses of $1.5 million, facilities and infrastructure costs of $1.5 million, shipping costs of $1.5 million, GPO fees of $1.5 million and bad debt expense of $1.0 million with the remainder consisting of individually insignificant administrative expenses. The increase from our Medication Adherence segment was primarily the result of $1.0 million from the inclusion of Surgichem operations, with the remainder incurred from clinical studies and an increase in headcount specifically within our marketing and international businesses.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2015, however this estimate could be impacted by ongoing business development activities and external macro-economic factors.

Income from our Automation and Analytics operations increased due to an increase in product and service revenues while operating margin increased as a result of lower cost of sales and operating expenses compared to the overall growth of revenues.
Income from our Medication Adherence operations slightly increased due to an increase in product revenues and the inclusion of Surgichem operations, and operating margin remained consistent with the prior year as product costs increased which offset the relative growth in product sales.
2013 compared to 2012:
Research and development expenses increased primarily due to an increase from our Medication Adherence segment of $4.6 million, and includes (i) a write-off of $1.8 million related to capitalized software development costs as discussed in Note 9, Other Assets, of the Notes to Consolidated Financial Statements included in this annual report; (ii) expenses of $0.3 million related to a management reorganization within our Medication Adherence segment in the first quarter of 2013; and (iii) the inclusion of MTS headcount, consulting and other related activities for a full year in 2013 as compared to the prior year. Research and development expenses attributed to our Automation and Analytics segment were relatively flat compared to the prior year.
Selling, general and administrative expenses increased due to an increase from our Automation and Analytics segment of $11.8 million driven by headcount-related expenses including commissions of $5.0 million, facility and depreciation expenses of $2.9 million for our new corporate headquarters and manufacturing buildings occupied in late 2012, and consulting and professional fees of $1.8 million. Selling, general and administrative expenses increased by $7.4 million from our Medication Adherence segment due to the inclusion of MTS general and administrative expenses for a full year in 2013 as compared to the prior year.
Income from our Automation and Analytics operations increased due to an increase in product and service revenues while operating margin increased as a result of lower cost of sales and operating expenses compared to the overall growth of revenues.
Income from our Medication Adherence operations decreased due to higher product costs and operating expenses as evidenced by the overall decline in operating margin, which was primarily due to the inclusion of MTS operations.
Provision for income taxes

		Change in			Change in
	2014	$	%	2013	$	%	2012
	(Dollars in thousands)
Provision for income taxes	$17,986	$6,936	63%	$11,050	$153	1%	$10,897
Effective tax rate on earnings	37%			32%			40%
Our effective tax rate was approximately 37%, 32% and 40% in 2014, 2013 and 2012, respectively.
2014 compared to 2013:
We recorded a provision for income taxes of $18.0 million and an effective tax rate of 37% for the year ended December 31, 2014, compared to $11.1 million and an effective tax rate of 32% for the year ended December 31, 2013. The 2014 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges under ASC 740-718, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction and the federal research tax credit, which was reinstated in December 2014, retroactive to the beginning of the year. The increase in the annual effective tax rate as compared to 2013 was primarily due to non-deductible transaction costs incurred as a result of the Surgichem acquisition, combined with the absence of the impact of the 2013 tax rate reduction in the U.K., as well as reinstatement of the federal research credit in January 2013, retroactive to 2012.
2013 compared to 2012:
We recorded a provision for income taxes of approximately $11.1 million and an effective tax rate of 32% for the year ended December 31, 2013, compared to $10.9 million and an effective tax rate of 40% for the year ended December 31, 2012. The 2013 annual effective tax rate differed from the statutory tax rate of 35% primarily due to the favorable impact of Section 199 domestic production activity deduction, as well as the reinstatement of the federal research credit in January 2013, retroactive to 2012, which included two years of federal research credits within the 2013 results. The decrease in the annual effective tax rate as compared to 2012 was primarily due to the aforementioned reinstatement of the federal research and development credit, a favorable mix in our domestic sales which decreased state apportionment factors in certain states, and the absence of non-deductible transaction costs in 2013 that were incurred in 2012 as a result of the MTS acquisition.
Refer to Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report for further discussion about the factors affecting our ability to realize deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time which provides for a $75 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25 million in the aggregate.
On November 5, 2014, we entered into Amendment Number One (the “Amendment”) to the Credit Agreement. The Amendment increases the amount of our common stock that may be repurchased by us in open market transactions authorized by our Board of Directors, together with any repurchases of our common stock from any consultants, employees, officers or directors of the Company or any of our subsidiaries following the death, disability, retirement or termination of employment of such employees, officers or directors, from $25 million to $50 million per year. The Credit Agreement contains customary affirmative and negative covenants, and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each quarter. For additional details, please refer to Note 18, Credit Agreement, of the Notes to Consolidated Financial Statements included in this annual report.
As of December 31, 2014, we were in full compliance with all covenants, and there was no outstanding balance on the credit facility.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect a continued use of cash for potential acquisition and acquisition assessment activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2014, which may result in additional use of cash. See Note 15, Stock Repurchases, of the Notes to Consolidated Financial Statements included in this annual report. We had cash and cash equivalents of $125.9 million and $104.5 million as of December 31, 2014 and December 31, 2013, respectively.
Based on our current business plan and revenue backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under our $75 million Credit Agreement, will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$65,163	$55,263	$39,484
Investing activities	(43,325)	(20,452)	(168,711)
Financing activities	(206)	7,374	(232)
Effect of exchange rate changes on cash and cash equivalents	(275)	33	10
Net increase (decrease) in cash and cash equivalents	$21,357	$42,218	$(129,449)

Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $65.2 million for 2014, primarily as a result of $30.5 million in net income adjusted for non-cash items, including depreciation and amortization expense of $20.3 million and share-based compensation expense of $12.8 million, an increase in deferred gross profit of $8.6 million, an increase in accrued liabilities of $5.5 million and an increase in deferred service revenue of $5.1 million. These amounts were partially offset by an increase in accounts receivable, net of $22.8 million.
Net cash provided by operating activities was $55.3 million for 2013, primarily as a result of $24.0 million in net income adjusted for non-cash items, including depreciation and amortization expense of $18.4 million and share-based compensation expense of $11.2 million.
Net cash provided by operating activities was $39.5 million for 2012, primarily as a result of $16.2 million in net income adjusted for non-cash items, including depreciation and amortization expense of $13.3 million and share-based compensation expense of $9.2 million.
Investing activities
Net cash used in investing activities was $43.3 million for 2014, primarily due to payments of $20.7 million for the acquisition of Surgichem, $11.9 million for property and equipment and $10.4 million to develop software for external use.
Net cash used in investing activities was $20.5 million for 2013 and was due to payments of $12.3 million for property and equipment and $7.8 million to develop software for external use.
Net cash used in investing activities was $168.7 million for 2012 and was primarily due to payments of $156.3 million for the acquisition of MTS Medication Technologies, Inc. and $15.1 million for property and equipment.
Financing activities
Net cash used in financing activities was $0.2 million for 2014 as a result of $24.1 million in repurchases of our common stock, partially offset by $21.8 million in net proceeds from sales of common stock through employee stock plans.
Net cash provided by financing activities was $7.4 million for 2013 as a result of $26.9 million in net proceeds from sales of common stock through employee stock plans, partially offset by $21.0 million in repurchases of our common stock.
Net cash used in financing activities was $0.2 million for 2012 as a result of $12.4 million in repurchases of our common stock, partially offset by $10.2 million in net proceeds from sales of common stock through employee stock plans.
Contractual Obligations
We had $48.0 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of December 31, 2014 as follows:

	Payments Due by Period
	Total	2015	2016 and 2017	2018 and 2019	2020 and Thereafter
	(In thousands)
Operating leases (1)	$38,638	$5,637	$10,463	$9,547	$12,991
Purchase obligations (2)	9,325	9,325	—	—	—
Total (3)	$47,963	$14,962	$10,463	$9,547	$12,991
_________________________________________________

(1)
Commitments under operating leases relate primarily to leasehold property and office equipment. Rent expense was $6.8 million, $6.9 million and $5.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

(2)
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These amounts are associated with agreements that are enforceable and legally binding. The amounts under such contracts are included in the table above because we believe that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.

(3)
We have recorded $5.9 million for uncertain tax positions under long-term liabilities as of December 31, 2014 in accordance with the authoritative guidance summarized in the section entitled "Critical Accounting Policies and Estimates" above. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $5.9 million in uncertain tax position liabilities have not been included in the table above. See Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report.

See Note 12, Commitments, of the Notes to Consolidated Financial Statements included in this annual report.
Off-Balance Sheet Arrangements
As of December 31, 2014, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Rate Risk
We conduct business through our worldwide operations, and therefore we are exposed to foreign currency risk for transactions denominated in the Euro, British pound, Canadian dollar, Australian dollar and Chinese renminbi, which may adversely impact our financial results. Our cash flow, results of operations and certain intercompany balances that are exposed to foreign exchange rate fluctuations may differ from expectations, and we may record gains or losses due to foreign currency fluctuations.
Interest Rate Risk
We had $125.9 million of cash and cash equivalents as of December 31, 2014. We invest our cash in cash investments with original or remaining maturities of three months or less and whose principal is not subject to market rate fluctuations. Accordingly, interest rate declines would adversely affect our interest income but would not affect the carrying value of our cash investments. The effective weighted interest rate was less than 1% for the year ended December 31, 2014. Management considers this interest rate exposure to be immaterial.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Change in Independent Registered Public Accounting Firm
In April 2014, the Audit Committee of our Board of Directors dismissed Ernst & Young LLP ("E&Y"), as our independent registered public accounting firm and engaged Deloitte & Touche LLP ("Deloitte"). E&Y’s reports on our consolidated financial statements for 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our financial statements for the years ended December 31, 2013 and December 31, 2012, and in the subsequent interim period through April 7, 2014, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K issued by the SEC.
During the fiscal years ended December 31, 2013 and December 31, 2012, and the subsequent interim period through April 7, 2014, neither the Company nor anyone acting on its behalf has consulted with Deloitte with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the

Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this annual report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this annual report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting as of December 31, 2014, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2014.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2015 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers may be found under the heading "Executive Officers of the Registrant" in Part I, Item 1 of this annual report, and in the section entitled "Election of Directors" appearing in the Proxy Statement. Such information is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are included as part of this annual report:

(1)	Consolidated Financial Statements:

Index to Financial Statements	Page Number

Reports of Independent Registered Public Accounting Firms	1
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	4
Consolidated Statements of Operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	7
Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	8
Notes to Consolidated Financial Statements	10
The foregoing additional financial statement schedule should be considered in conjunction with our Consolidated Financial Statements. All other schedules have been omitted because the required information is either not applicable or not sufficiently material to require submission of the schedule.

Financial Statement Schedule II: Valuation and Qualifying Accounts	35

(2)	Exhibits: The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
To the Board of Directors and Stockholders of
Omnicell, Inc.
Mountain View, California
We have audited the accompanying consolidated balance sheet of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2014 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such 2014 consolidated financial statements present fairly, in all material respects, the financial position of Omnicell, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2015

To the Board of Directors and Stockholders of
Omnicell, Inc.
Mountain View, California
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 30, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 30, 2015

To the Board of Directors and Stockholders of Omnicell, Inc.
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule as of December 31, 2013 and 2012 listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of December 31, 2013 and 2012, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Jose, California
March 17, 2014,
except for Note 8 and 17, as to which the date is
March 30, 2015

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$125,888	$104,531
Accounts receivable, net of allowances of $1,206 and $490, respectively	82,763	58,597
Inventories, net	31,554	31,457
Prepaid expenses	23,518	18,883
Deferred tax assets	12,446	12,635
Other current assets	7,215	7,675
Total current assets	283,384	233,778
Property and equipment, net	36,178	35,254
Long-term net investment in sales-type leases	10,848	11,485
Goodwill	122,720	111,343
Intangible assets, net	82,667	81,602
Long-term deferred tax assets	1,144	1,102
Other long-term assets	23,273	17,937
Total assets	$560,214	$492,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,432	$16,471
Accrued compensation	19,874	19,604
Accrued liabilities	19,299	13,746
Deferred service revenue	25,167	22,626
Deferred gross profit	28,558	19,957
Total current liabilities	112,330	92,404
Long-term deferred service revenue	20,308	17,763
Long-term deferred tax liabilities	30,454	28,162
Other long-term liabilities	7,024	5,175
Total liabilities	170,116	143,504
Commitments and contingencies (Notes 12 & 13)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 43,540 and 41,840 shares issued; 35,816 and 35,004 shares outstanding, respectively	43	41
Treasury stock at cost, 7,721 and 6,837 shares outstanding, respectively	(135,053)	(110,962)
Additional paid-in capital	457,436	421,232
Retained earnings	69,033	38,515
Accumulated other comprehensive income	(1,361)	171
Total stockholders’ equity	390,098	348,997
Total liabilities and stockholders’ equity	$560,214	$492,501
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Revenues:
Product	$360,344	$307,189	$247,654
Services and other revenues	80,556	73,396	66,373
Total revenues	440,900	380,585	314,027
Cost of revenues:
Cost of product revenues	173,419	144,997	112,369
Cost of services and other revenues	33,621	32,189	31,070
Total cost of revenues	207,040	177,186	143,439
Gross profit	233,860	203,399	170,588
Operating expenses:
Research and development	27,802	29,105	23,726
Selling, general and administrative	156,475	138,995	119,736
Total operating expenses	184,277	168,100	143,462
Income from operations	49,583	35,299	27,126
Interest and other (expense), net	(1,079)	(270)	(51)
Income before provision for income taxes	48,504	35,029	27,075
Provision for income taxes	17,986	11,050	10,897
Net income	$30,518	$23,979	$16,178
Net income per share:
Basic	$0.86	$0.69	$0.49
Diluted	$0.83	$0.67	$0.47
Weighted-average shares:
Basic	35,650	34,736	33,307
Diluted	36,622	35,777	34,213
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Net income	$30,518	$23,979	$16,178
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized losses on securities	—	—	(1)
Unrealized gains (losses) on foreign currency forward contracts	—	(65)	65
Foreign currency translation adjustments	(1,532)	105	66
Other comprehensive income (loss), net of tax:	(1,532)	40	130
Comprehensive income	$28,986	$24,019	$16,308
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2011	38,236	$38	(5,054)	$(77,637)	$362,154	$(1,642)	$1	$282,914
Net income	—	—	—	—	—	16,178	—	16,178
Other comprehensive income	—	—	—	—	—	—	130	130
Stock repurchases	—	—	(898)	(12,363)	—	—	—	(12,363)
Share-based compensation	—	—	—	—	9,214	—	—	9,214
Issuance of common stock under employee stock plans	1,258	1	—	—	10,190	—	—	10,191
Tax payments related to restricted stock units	—	—	—	—	(1,241)	—	—	(1,241)
Income tax benefits from employee stock plans	—	—	—	—	2,527	—	—	2,527
Balances as of December 31, 2012	39,493	$39	(5,952)	$(90,000)	$382,844	$14,536	$131	$307,550
Net income	—	—	—	—	—	23,979	—	23,979
Other comprehensive income	—	—	—	—	—	—	40	40
Stock repurchases	—	—	(885)	(20,962)	—	—	—	(20,962)
Share-based compensation	—	—	—	—	11,151	—	—	11,151
Issuance of common stock under employee stock plans	2,349	2	—	—	26,884	—	—	26,886
Tax payments related to restricted stock units	—	—	—	—	(2,223)	—	—	(2,223)
Income tax benefits from employee stock plans	—	—	—	—	2,576	—	—	2,576
Balances as of December 31, 2013	41,842	$41	(6,837)	$(110,962)	$421,232	$38,515	$171	$348,997
Net income	—	—	—	—	—	30,518	—	30,518
Other comprehensive income	—	—	—	—	—	—	(1,532)	(1,532)
Stock repurchases	—	—	(884)	(24,091)	—	—	—	(24,091)
Share-based compensation	—	—	—	—	12,785	—	—	12,785
Issuance of common stock under employee stock plans	1,695	2	—	—	21,793	—	—	21,795
Tax payments related to restricted stock units	—	—	—	—	(3,744)	—	—	(3,744)
Income tax benefits from employee stock plans	—	—	—	—	5,370	—	—	5,370
Balances as of December 31, 2014	43,537	$43	(7,721)	$(135,053)	$457,436	$69,033	$(1,361)	$390,098
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Operating Activities
Net income	$30,518	$23,979	$16,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,272	18,365	13,325
Loss on disposal of fixed assets	167	345	66
Impairment of software development costs and equity investments	350	1,759	—
Provision for receivable allowance	941	110	582
Share-based compensation expense	12,785	11,151	9,214
Income tax benefits from employee stock plans	5,370	2,576	2,527
Excess tax benefits from employee stock plans	(5,834)	(3,673)	(3,182)
Provision for excess and obsolete inventories	542	856	394
Deferred income taxes	1,402	787	2,718
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(22,799)	(3,609)	(9,311)
Inventories	1,418	(5,410)	2,536
Prepaid expenses	(4,296)	(3,491)	(4,897)
Other current assets	53	1,566	(1,114)
Net investment in sales-type leases	1,048	1,723	(4,154)
Other assets	297	630	(3,831)
Accounts payable	1,611	(1,784)	1,751
Accrued compensation	270	7,991	4,285
Accrued liabilities	5,512	1,758	674
Deferred service revenue	5,086	82	2,914
Deferred gross profit	8,601	(815)	6,562
Other long-term liabilities	1,849	367	2,247
Net cash provided by operating activities	65,163	55,263	39,484
Investing Activities
Maturities of short-term investments	—	—	8,122
Acquisition of intangible assets and intellectual property	(327)	(356)	(373)
Software development for external use	(10,353)	(7,761)	(5,028)
Purchases of property and equipment	(11,922)	(12,335)	(15,120)
Business acquisition, net of cash acquired	(20,723)	—	(156,312)
Net cash used in investing activities	(43,325)	(20,452)	(168,711)
Financing Activities
Proceeds from issuances under stock-based compensation plans	21,795	26,886	10,190
Employees' taxes paid related to restricted stock units	(3,744)	(2,223)	(1,241)
Common stock repurchases	(24,091)	(20,962)	(12,363)
Excess tax benefits from employee stock plans	5,834	3,673	3,182
Net cash provided by (used in) financing activities	(206)	7,374	(232)
Effect of exchange rate changes on cash and cash equivalents	(275)	33	10

Net increase (decrease) in cash and cash equivalents	21,357	42,218	(129,449)
Cash and cash equivalents at beginning of period	104,531	62,313	191,762
Cash and cash equivalents at end of period	$125,888	$104,531	$62,313
Supplemental cash flow information
Cash paid for interest	$61	$122	$28
Cash paid for taxes, net of refunds	$9,161	$7,062	$6,676
Supplemental disclosure of non-cash investing activities
Purchases of property and equipment	$273	$1,696	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication, supply control systems and medication adherence solutions which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States and Canada. "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc. and its subsidiaries.
Principles of consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of companies acquired during the year are included in the Consolidated Financial Statements from the effective date of acquisition.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, valuation of goodwill, purchased intangibles and long-lived assets, and accounting for income taxes.
Segment reporting change
We modified our segment reporting structure to match our operating structure based on how our Chief Operating Decision Maker (“CODM”) views the business and allocates resources, beginning in the first quarter of 2014. The CODM function is our Chief Executive Officer. Retrospective adjustments of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported Consolidated Financial Statements of the Company. See Note 17, Segment Information, for additional information on our segment reporting change.
Foreign currency translation
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
Revenue recognition
We earn revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, our principal market. Revenues related to consumable products are reported net of discounts provided to our customers. Our customer arrangements typically include one or more of the following deliverables:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of our equipment.
Installation. Installation of equipment as integrated systems at customers' sites.
Post-installation technical support. Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.

Professional services. Other customer services, such as training and consulting.
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
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install our equipment at the end-user customer facility, we recognize revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met since we do not allow for rights of return or refund. For new distributors, where we have not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install our equipment at the end-user facility. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.
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
Financial Instruments
For assets and liabilities measured at fair value, such amounts are based on an expected exit price representing the amount that would be received from the sale of an asset or paid to transfer a liability in a transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following methods were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:
Cash equivalents. We classify investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. Our cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality, and are invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities. We continuously monitor the creditworthiness of the financial institutions and institutional money market funds in which we invest. We have not experienced any credit losses from our cash investments.
Marketable securities. Our marketable securities and investments are classified as available-for-sale, and unrealized gains and losses, net of tax, are included in accumulated other comprehensive income.
Equity investments. We make equity investments in privately-held companies whose businesses are complementary to our business. The investment in which we hold less than 20% of the voting stock outstanding and do not exert significant influence is accounted for under the cost method of accounting. The cost amount of this investment was $0.4 million as of December 31, 2014 and December 31, 2013, and was no longer realizable as of December 31, 2014 and therefore considered impaired as discussed in Note 9, Other Assets. We invested $0.9 million to purchase 15% of our United Kingdom automation and analytics products distributor’s outstanding equity. We record this investment under the equity method of accounting as we have the right to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Our proportionate equity share of the income of this distributor, recognized in interest and other income, net was immaterial for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Our equity investments are included in other long-term assets. We assess the recoverability of these investments by reviewing various indicators for other-than-temporary impairment.
Foreign currency forward contracts. We enter into foreign currency forward contracts to protect our business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and our foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the United States and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income or net income depending on whether the derivative has been designated and qualifies as a hedging instrument. We had no foreign currency forward contracts which qualify for hedge accounting as of December 31, 2014 and December 31, 2013, and had no foreign currency forward contracts as of December 31, 2014.
Debt. Our debt includes a $75 million revolving credit facility. Borrowings under our revolving credit facility would be recognized at cost plus accrued interest based upon stated interest rates. We have not yet drawn any funds under the credit facility to date.
Accounts receivable and notes receivable (net investment in sales-type leases)
We actively manage our accounts receivable to minimize credit risk. We typically sell to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. We continually monitor and evaluate the collectability of our trade receivables based on a combination of factors. We record specific allowances for doubtful accounts when we become aware of a specific customer's impaired ability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. There were no significant customers that accounted for more than 10% of our accounts receivable as of December 31, 2014 and December 31, 2013.

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
The retained in-house leases discussed above are considered financing receivables. Our credit policies and evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class. Financing receivables which are reserved are generally transferred to cash-basis accounting so that revenue is recognized only as cash is received. However, the cash basis accounts continue to accrue interest.
Sales of accounts receivable
We record the sale of our accounts receivables as "true sales" in accordance with accounting guidance for transfers and servicing of financial assets. We transferred non-recourse accounts receivable totaling $62.0 million, $41.3 million and $60.9 million as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable included approximately $1.1 million, $0.1 million and $0.7 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Inventory
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
Property and equipment
Property and equipment less accumulated depreciation are stated at historical cost. Our expenditures for property and equipment are for computer equipment and software used in the administration of our business, and for leasehold improvements to our leased facilities. We also develop molds and dies used in long-term manufacturing arrangements with suppliers and for production automation equipment used in the manufacturing of consumable blister card components. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	3 - 12 years
We capitalize costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that we customize to meet our specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. We capitalized $3.9 million and $4.8 million of costs related to the application development of enterprise-level software that was included in property and equipment during the years ended December 31, 2014 and December 31, 2013, respectively.
Software development costs
We capitalize software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. We capitalized software development costs of $10.4 million and $7.8 million which are included in other assets as of December 31, 2014 and December 31, 2013, respectively. We recorded $4.4 million, $3.2 million and $2.3 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively. All development costs prior to the completion of a working model are recognized as research and development expense.
Business Combinations
We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our Consolidated Financial Statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, technology, and trade names.
Goodwill and intangible assets
Goodwill. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. Our reporting units are the same as our operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to a two-step impairment test. The first step ("Step 1") involves a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. The methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
To determine each reporting units’ fair value in the second step, we would use the income approach which is based on the estimated discounted future cash flows of that reporting unit. The estimated fair value of each reporting unit under the income approach is corroborated with the market approach, which measures the value of a business through an analysis of recent sales or offerings of a comparable entity. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of the sum of our reporting units’ estimated fair value.
Intangible assets. In connection with our acquisitions, we generally recognize assets for customer relationships, technology and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from 1 to 30 years. Amortization for technology is recognized in cost of product revenues, and amortization for customer relationships and trade names is recognized in selling, general and administrative expenses.
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

Valuation of share-based awards
We account for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). We recognize compensation expense related to stock-based compensation, including the awarding of employee stock awards and restricted stock units, based on the grant date estimated fair value. We amortize the fair value of the employee stock awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period. We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of our common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on our historical experience of employee stock option exercises, including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.
Accounting for income taxes
We record an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with U.S. GAAP, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
In accordance with ASC 740, Income Taxes, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
Deferred service revenue and deferred gross profit
Deferred service revenue and deferred gross profit arise when customers have been billed and/or have received products and/or services in advance of revenue recognition. Our deferred gross profit, classified as a current liability, consists primarily of unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment and the unearned revenue for software licenses. Our deferred service revenue, separated into current and long-term liabilities, consists of the unearned portion of service contracts for which revenue is recognized over their duration.
Commissions
Sales commissions are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and recorded in prepaid expenses upon execution of a non-cancelable customer contract and subsequently expensed in the period of revenue recognition.
Shipping costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Shipping and handling expenses were $7.4 million, $6.1 million and $4.1 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Recently adopted accounting standards
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted the amendments in ASU 2013-11 in the first quarter of 2014. This update did not have a significant impact on our financial position, operating results or cash flows.
Recently issued authoritative guidance
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers, and will replace most existing revenue recognition guidance in U.S. GAAP. The new standard is effective for us in the first quarter of 2017, and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the standard will have on our Consolidated Financial Statements and related disclosures.
There was no other recently issued authoritative guidance that has a material impact on our Consolidated Financial Statements through the reporting date.
Note 2. Business Combinations
2014 Acquisition Activity
On August 22, 2014, we completed our acquisition of Surgichem, a wholly-owned subsidiary of Bupa Care Homes (CFG) Plc ("Bupa"). In exchange for all of the voting equity interests of the acquired company, we paid a total purchase price of $20.7 million in cash, net of $0.2 million of cash acquired. This acquisition will assist U.K. healthcare professionals and caregivers seeking to improve patient outcomes, reduce medication errors and lower costs by effectively managing compliance to prescribed medication regimes in their mission to extend patient health and satisfaction through convenient, effective medication adherence solutions. Surgichem is being integrated with Omnicell’s existing U.K. business, MTS, a leading supplier of medication adherence packaging solutions.
The following table presents the purchase price allocation included in our Consolidated Balance Sheets:

(In thousands)
Cash	$153
Accounts receivable	2,462
Inventory	2,190
Deferred tax assets and other current assets	361
Total current assets	$5,166
Property and equipment	164
Intangibles	5,730
Goodwill	12,112
Total assets	$23,172
Current liabilities	1,191
Long-term deferred tax liabilities	1,104
Total purchase price	$20,877
Acquired intangible assets. The fair value of $5.4 million for acquired customer relationships was determined based on an income approach using the discounted cash flow method. The fair value of $0.3 million for the trade name was determined using the relief-from-royalty approach. Customer relationships are amortized over their estimated useful lives of 18 years and the trade name is amortized over its estimated useful life of approximately 1 year.
Goodwill. The purchase price allocation resulted in goodwill of $12.1 million, which represents sales of future products and services and the assembled workforce of Surgichem. We believe the acquisition enhances Omnicell’s offerings and diversifies its revenue mix providing a more robust product and service solution to its current customers while expanding Omnicell’s international presence. We considered these factors as supporting the amount of goodwill recorded.
The amortization of intangible assets and goodwill is not deductible for tax purposes.

We incurred approximately $1.1 million in acquisition-related costs related to the Surgichem acquisition, offset by a $0.5 million expense reimbursement from Bupa for the year ended December 31, 2014. These costs are included in selling, general and administrative expenses in our Consolidated Statement of Operations.
Surgichem generated revenue of $4.6 million and losses from operations of $0.1 million since the acquisition date for the year ended December 31, 2014. The total revenues of Surgichem were $13.3 million (including $4.6 million mentioned above) and $11.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. Results of operations for Surgichem have been included as a part of our Medication Adherence segment, and supplemental pro forma results of operations for the prior periods have not been presented, as the effect of the acquisition was not material to our consolidated financial results.
2012 Acquisition Activity
On May 21, 2012, we completed our acquisition of MedPak Holdings, Inc. ("MedPak") pursuant to an Agreement and Plan of Merger ("Merger Agreement") under which Mercury Acquisition Corp, a newly formed Omnicell subsidiary, was merged with and into MedPak, with MedPak surviving the merger as a wholly-owned subsidiary of Omnicell. MedPak is the parent company of MTS, a worldwide provider of medication adherence packaging systems. Pursuant to the terms of the Merger Agreement, we paid $156.3 million in cash, net of $2.0 million cash acquired.
The objective of the acquisition was to primarily align Omnicell with the long term trends of the healthcare market to manage the health of patients across the continuum of care. Omnicell and MTS bring capabilities to each other that strengthen the product lines and expand the medication management coverage of both companies.
The following table presents the purchase price allocation included in our Consolidated Balance Sheets:

(In thousands)
Cash	$2,000
Accounts receivable	7,403
Inventory	11,726
Deferred tax assets and other current assets	2,894
Total current assets	$24,023
Property and equipment	9,807
Intangible assets	83,900
Goodwill	82,800
Other long-term assets	308
Total assets	$200,838
Current liabilities	(7,917)
Long-term deferred tax liabilities	(33,386)
Other long-term liabilities	(1,223)
Total purchase price	$158,312
Identifiable intangible assets. Acquired technology relates to MTS’ products across all of its product lines that have reached technological feasibility, primarily the OnDemand technology. Trade names are primarily related to the MTS and OnDemand brand names. Customer relationships represent existing contracted relationships with pharmacies, institutional care facilities and others. Acquired technology, customer relationships, and trade names are amortized on a straight-line basis over their estimated useful lives, which range from 12 to 30 years.
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
The historical tax bases of the acquired assets and assumed liabilities, along with the tax attributes of the MTS companies, will carry over for income tax purposes. As the transaction was a cash-for-stock transaction, there is no tax basis in the acquired intangible assets. Accordingly, the acquisition accounting includes the establishment of net deferred tax liabilities of $33.4 million, resulting from book tax basis differences related to the intangible assets acquired, as well as to the step up in the value of fixed assets and inventory to their estimated fair values at the time of acquisition.

The following represents the details of the acquired intangible assets:

	Intangible Assets Acquired	Useful Life (Years)
	(In thousands, except for years)
Trade name	$6,800	12
Customer relationships	50,500	28 to 30
Acquired technology	26,600	20
Intangibles acquired	$83,900
Goodwill. The purchase price allocation resulted in goodwill of $82.8 million. We believe the MTS acquisition enhances our offerings and diversifies our revenue mix, providing a more robust product and service solution to our current customers while expanding Omnicell’s international presence. We considered these factors as supporting the amount of goodwill recorded.
We incurred approximately $3.2 million in acquisition-related costs for the year ended December 31, 2013. These costs are included in selling, general and administrative expenses in our Consolidated Statement of Operations.
MTS generated revenue of $47.2 million and net income of $2.9 million since the acquisition date for the year ended December 31, 2012. Results of operations for MTS have been included as a part of our Medication Adherence segment, and supplemental pro forma results of operations for the prior periods have not been presented, as the effect of the acquisition was not material to our consolidated financial results.
Note 3. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares, less shares subject to repurchase, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Since the impact is anti-dilutive, these shares were excluded from the calculations of diluted net income per share.
The calculation of basic and diluted net income per share is as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Net income	$30,518	$23,979	$16,178
Weighted-average shares outstanding — basic	35,650	34,736	33,307
Add: Dilutive effect of employee stock plans	972	1,041	906
Weighted-average shares outstanding — diluted	36,622	35,777	34,213
Net income per share — basic	$0.86	$0.69	$0.49
Net income per share — diluted	$0.83	$0.67	$0.47
Anti-dilutive weighted-average shares related to stock award plans	640	850	2,149
Note 4. Fair Value Measurements
For assets and liabilities measured at fair value, such amounts are based on an expected exit price representing the amount that would be received from the sale of an asset or paid to transfer a liability in a transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following methods were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active, quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the assets or liabilities, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Assets Measured at Fair Value on a Recurring Basis
Cash equivalents. Cash equivalents consist of money market funds that are classified as Level 1, and have an original maturity of three months or less, and therefore the carrying amount is a reasonable estimate of fair value due to the short duration to maturity.
There have been no transfers between fair value measurement levels during 2014 and 2013. The following table summarizes our assets measured at fair value on a recurring basis using Level 1 inputs within the fair value hierarchy:

	December 31, 2014	December 31, 2013
	(In thousands)
Cash	$61,311	$38,823
Cash equivalents	64,577	65,708
Total cash and cash equivalents	$125,888	$104,531
Net investment in sales-type leases. The carrying amount of our sales-type lease receivables is a reasonable estimate of fair value as the unearned interest income is immaterial.
Assets and liabilities measured and recorded at fair value on a nonrecurring basis
See Note 2, Business Combinations, for the fair value of intangible assets acquired that were calculated using an income approach valuation technique based on Level 3 unobservable inputs.
Note 5. Inventories
Inventories consist of the following components:

	December 31, 2014	December 31, 2013
	(In thousands)
Raw materials	$8,254	$10,765
Work in process	64	534
Finished goods	23,236	20,158
Total inventories, net	$31,554	$31,457
Dependence on suppliers
We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with our supplier may be terminated by either the supplier or by us without cause and at any time upon delivery of two months' notice. Purchases from this supplier were $34.5 million, $29.2 million and $23.8 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Note 6. Property and Equipment

Property and equipment consist of the following assets:

	December 31, 2014	December 31, 2013
	(In thousands)
Equipment	$42,829	$40,180
Furniture and fixtures	5,689	5,260
Leasehold improvements	8,701	7,394
Purchased software	28,920	20,199
Construction in progress	1,538	2,649
	87,677	75,682
Accumulated depreciation and amortization	(51,499)	(40,428)
Total property and equipment, net	$36,178	$35,254
Depreciation and amortization of property and equipment was $11.3 million, $10.9 million and $8.0 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Note 7. Net Investment in Sales-Type Leases
The terms of our sales-type leases are generally up to five years in length. Sales-type lease receivables are collateralized by the underlying equipment. Net investment in sales-type leases consist of the following components:

	December 31, 2014	December 31, 2013
	(In thousands)
Net minimum lease payments to be received	$17,616	$18,172
Less: unearned interest income portion	(1,131)	(1,455)
Net investment in sales-type leases	16,485	16,717
Less: short-term portion	(5,637)	(5,232)
Long-term net investment in sales-type leases	$10,848	$11,485
We evaluate our sales-type leases individually and collectively for impairment, and recorded a collective allowance for credit losses of $0.2 million and $0.2 million as of December 31, 2014 and December 31, 2013, respectively.
The minimum lease payments under sales-type leases are as follows:

December 31, 2014
(In thousands)
2015	$6,188
2016	4,832
2017	3,803
2018	2,174
2019	619
Total	$17,616
Note 8. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2012	$28,543	$82,864	$111,407
Additions	—	—	—
Adjustments (1)	—	(64)	(64)
Net balance as of December 31, 2013	$28,543	$82,800	$111,343
Additions (2)	—	12,112	12,112
Adjustments (3)	—	(735)	(735)
Net balance as of December 31, 2014	$28,543	$94,177	$122,720
_________________________________________________

(1)	Goodwill includes an immaterial adjustment related to the MTS acquisition in May 2012.

(2)	Additions to goodwill as a result of the Surgichem acquisition in August 2014, including a $0.1 million adjustment to the purchase price in the fourth quarter of 2014.

(3)	Adjustments reflect foreign currency exchange rate fluctuations.
Effective in the first quarter of 2014, we modified our segment reporting structure to match our new operating structure. Our reporting units for goodwill are the same as our reportable operating segments. See Note 17, Segment Information, for information regarding the changes related to segment information.
Intangible assets, net

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except for years)
Customer relationships	$60,150	$(7,919)	$52,231	5 - 30	$54,730	$(5,236)	$49,494	5 - 30
Acquired technology	27,580	(4,068)	23,512	3 - 20	27,580	(2,598)	24,982	3 - 20
Trade names	7,110	(1,576)	5,534	1 - 12	6,890	(1,003)	5,887	3 - 12
Patents	1,655	(265)	1,390	20	1,493	(254)	1,239	20
Non-compete agreements	—	—	—	—	60	(60)	—	3
Total intangibles assets, net	$96,495	$(13,828)	$82,667		$90,753	$(9,151)	$81,602

We capitalized third-party costs associated with internally-developed patents of $0.3 million, $0.4 million and $0.4 million as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Amortization expense of intangible assets was $4.6 million, $4.3 million and $2.9 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Total future amortization expense for intangible assets is as follows:

December 31, 2014
(In thousands)
2015	$4,679
2016	4,354
2017	4,267
2018	4,113
2019	4,063
Thereafter	61,191
Total	$82,667

Note 9. Other Assets
Other assets consist of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Capitalized software development costs, net of accumulated amortization of $14,918 and $10,547, respectively, and accumulated impairment (1)	$19,643	$13,660
Technology license	1,678	2,350
Long-term deposits	860	682
Other long-term assets (2)	1,092	1,245
Total other long-term assets	$23,273	$17,937
_________________________________________________

(1)
In the first quarter of 2013, we reorganized our management team as part of the continuing integration of MTS, including the software development department within the Medication Adherence segment. At this time, $1.8 million was capitalized as software development costs associated with a software solution that was intended to assist pharmacies in manual packaging of prescriptions. Our management team reassessed the viability of this project and the net realizable value of the capitalized costs in light of their decision to change the related product road map and redesign this product based on evolving market demands. As part of this redesign process, new functionality and capabilities were needed to be added to the product before commercialization. This redesign was intended to provide a more robust global platform providing larger scalability and significant functionality not contained in the then-current beta version. We determined we could no longer support the technological feasibility of this project in conjunction with our software capitalization policy. Therefore, we abandoned the project and wrote off its net book value of $1.8 million, equating to $0.03 per diluted share, net of tax, which was recorded as an expense of research and development in our Consolidated Statements of Operations.

(2)
Other long-term assets primarily include our equity investments. In the fourth quarter of 2014, we determined our equity investment accounted for under the cost method of accounting is no longer considered realizable, and therefore wrote off its net book value of $0.4 million as a non-operating expense in our Consolidated Statements of Operations.

Note 10. Accrued Liabilities
Accrued liabilities consist of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Rebates and lease buyouts	$6,512	$1,699
Advance payments from customers	4,834	4,971
Group purchasing organization fees	3,475	2,324
Technology license purchase obligation	—	1,500
Taxes payable	2,181	1,664
Other accrued liabilities	2,297	1,588
Total accrued liabilities	$19,299	$13,746
Note 11. Deferred Gross Profit

Deferred gross profit consists of the following:

	December 31, 2014	December 31, 2013
	(In thousands)
Sales of medication and supply dispensing systems including packaging equipment (1)	$36,947	$29,040
Less: cost of revenues, excluding installation costs	(8,389)	(9,083)
Total deferred gross profit	$28,558	$19,957
_________________________________________________

(1)	Delivered and invoiced, pending installation.
Note 12. Commitments
Lease commitments
We lease our buildings under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. Rent expense was $6.8 million, $6.9 million and $5.7 million for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
The minimum future payments on non-cancelable operating leases are as follows:

December 31, 2014
(In thousands)
2015	$5,637
2016	5,590
2017	4,873
2018	4,711
2019	4,836
Thereafter	12,991
Total minimum future lease payments	$38,638

Purchase obligations
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These amounts are associated with agreements that are enforceable and legally binding. Our purchase obligations to our contract manufacturers and suppliers within the next year were $9.3 million as of December 31, 2014.
Note 13. Contingencies
Legal Proceedings
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by Omnicell, as well as related state-law claims against Omnicell in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, we filed a motion to dismiss the Action. MV Circuit Design responded to our motion to dismiss on January 29, 2015, and we replied in support of our motion to dismiss on February 17, 2015. The court has not yet ruled on the motion to dismiss. No schedule has yet been set by the court for the case. We intend to defend the matter vigorously.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2014 and December 31, 2013.
Note 14. Income Taxes
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Domestic	$48,327	$34,678	$25,794
Foreign	177	351	1,281
Income before provision for income taxes	$48,504	$35,029	$27,075

The provision for income taxes consists of the following:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Current:
Federal	$14,063	$8,218	$7,181
State	2,274	1,621	1,006
Foreign	192	447	154
Total current income taxes	16,529	10,286	8,341
Deferred:
Federal	1,603	1,287	2,169
State	84	(263)	651
Foreign	(230)	(260)	(264)
Total deferred income taxes	1,457	764	2,556
Total provision for income taxes	$17,986	$11,050	$10,897
The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
U.S. federal tax provision at statutory rate	$16,998	$12,260	$9,476
State taxes	1,533	883	1,077
Non-deductible expenses	809	297	530
Acquisition costs	229	—	431
Share-based compensation expense	461	407	403
Research tax credits	(818)	(1,430)	—
Domestic production deduction	(1,127)	(816)	(601)
Other	(99)	(551)	(419)
Total provision for income taxes	$17,986	$11,050	$10,897

Significant components of our deferred tax assets (liabilities) are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets (liabilities):
Deferred revenue	$12,639	$11,074
Stock compensation	6,287	7,447
Inventory related items	2,713	2,947
Tax credit carry forwards	2,168	3,160
Reserves and accruals	327	—
Loss carry forwards	12	64
Other, net	—	5
Subtotal	24,146	24,697
Less: valuation allowance	—	(39)
Total net deferred tax assets	24,146	24,658

Intangibles	(26,485)	(26,604)
Depreciation and amortization	(14,331)	(12,077)
Reserves and accruals	—	(353)
Other, net	(194)	—
Total deferred tax liabilities	(41,010)	(39,034)

Net deferred tax liabilities	$(16,864)	$(14,376)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2014, no valuation allowances have been recorded in any jurisdiction.
As of December 31, 2014, we have an immaterial amount of state net operating loss carryforwards available for income tax purposes. For income tax purposes, we have California research tax credits carryforwards of $7.9 million. Federal research tax credit carryforwards from prior years have been utilized or have expired. California credits are available indefinitely to reduce cash taxes otherwise payable. Pursuant to the requirements of ASC 718, we do not include unrealized stock option attributes as components of our gross deferred tax assets. The tax-effected amounts of gross unrealized net operating loss and business tax credit carryforwards excluded under ASC 718 for the year ended December 31, 2014 are immaterial.
In general, it is the practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2014, we have not made a provision for U.S. federal income and state income taxes on accumulated and current earnings of $0.8 million related to our foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the United States. If we expect to distribute those earnings in the form of dividends or otherwise, we would be subject to U.S. and state income taxes reported as a component of income tax expense, in the amount of $0.3 million. This amount may be reduced by any foreign tax credits available at the time of repatriation.
We file income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities, including major jurisdiction as the United States, California and United Kingdom and Germany. In 2012, we concluded audits by IRS and California Franchise Tax Board for years 2008 and 2009. However, all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such our federal and California tax years remain open from 1996 and 1992, respectively. In late 2014, we were contacted by the IRS for a limited scope audit for tax years 2011 and 2012. At this time, we do not believe results of this audit will have a material impact on our financial statements.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, is as follows:

(In thousands)
Year Ended December 31, 2011	$5,796
Increases related to tax positions taken during a prior period	43
Increases related to tax positions related to MTS	1,066
Decreases related to tax positions taken during the prior period	—
Increases related to tax positions taken during the current period	422
Decreases related to settlements	(33)
Decreases related to expiration of statute of limitations	(379)
Year Ended December 31, 2012	$6,915
Increases related to tax positions taken during a prior period	406
Decreases related to tax positions taken during the prior period	(79)
Increases related to tax positions taken during the current period	764
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(32)
Year Ended December 31, 2013	$7,974
Increases related to tax positions taken during a prior period	63
Decreases related to tax positions taken during the prior period	(89)
Increases related to tax positions taken during the current period	801
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(264)
Year Ended December 31, 2014	$8,485
As of December 31, 2014, the total amount of gross unrecognized tax benefits, if realized, would affect our tax expense by approximately $7.3 million. We recognize interest and/or penalties related to uncertain tax positions in operating expenses, which for 2014 was immaterial. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.
Note 15. Stock Repurchases
The following table summarizes our stock repurchases:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands, except per share data)
Total number of shares repurchased	884	885	898
Dollar amount of shares repurchased	$24,091	$20,962	$12,363
Average price paid per share	$27.24	$23.70	$13.76
In August 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of December 31, 2014. In November 2014, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock. We expect to begin repurchasing shares under the 2014 Stock Repurchase Program upon the completion of the 2012 Stock Repurchase Program. Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2014, and neither program has an expiration date.
Note 16. Employee Benefits and Share-Based Compensation
Stock purchase plan

1997 Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan ("ESPP"), under which employees can purchase shares of our common stock based on a percentage of their compensation, but not greater than 15% of their earnings; provided, however, an eligible employees' right to purchase shares of our common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.
At our 2009 Annual Meeting of Stockholders ("2009 Annual Meeting"), the stockholders approved an amendment to the ESPP, which added 2.6 million shares to the reserve for future issuance. There was a total of 0.6 million shares reserved for future issuance under the ESPP as of December 31, 2014. For the year ended December 31, 2014, 0.5 million shares of common stock were purchased under the ESPP and an aggregate of 4.7 million shares were issued under the ESPP as of December 31, 2014.
The unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $1.8 million, and is expected to be recognized over a weighted-average period of 0.7 years as of December 31, 2014.
Stock award plans
2009 Equity Incentive Plan
On May 19, 2009, at our 2009 Annual Meeting, our stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan ("2009 Plan") which authorized 2.1 million shares to be issued. The 2009 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to our employees, directors and consultants.
The 2009 Plan succeeded the 1999 Equity Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Equity Incentive Plan (collectively, the "Prior Plans"). No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. For purposes of determining future common shares available for grant, for each share granted as a full-value award, including restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs") and performance stock awards, the shares available for issuance were reduced by 1.4 shares for each share granted. Equity awards granted as options and stock appreciation rights reduce the shares available for issuance by one share.
On December 16, 2010, at a Special Meeting of Stockholders, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2.6 million shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At our 2013 Annual Meeting of Stockholders, our stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock authorized for issuance by 2.5 million shares. There were 1.8 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2014.
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
The 2009 Plan provides that our Board of Directors shall administer the 2009 Plan unless and until the Board of Directors delegates administration to a committee. Our Board of Directors has delegated administration of the 2009 Plan to the Compensation Committee of the Board and the 2009 Plan is generally administered by such committee. The Board of Directors may suspend or terminate the 2009 Plan at any time. The Board of Directors may also amend the 2009 Plan at any time or from time to time. However, no amendment will be effective unless approved by our stockholders after its adoption by the Board of Directors to the extent stockholder approval is necessary to satisfy the applicable listing requirements of NASDAQ.
Performance-based restricted stock units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. In 2012, we granted 125,000 PSUs to our executive officers, of which 62,500 PSUs became eligible for vesting upon the achievement of a certain level of shareholder return for 2012. In 2013, we granted 137,500 PSUs to our executive officers all of which became eligible for vesting upon the achievement of a certain level of shareholder return for the period from January 1, 2013 through February 28, 2014. In 2014, we granted 132,500 PSUs to our executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2014 and eligible for further time-based vesting based on the ranking of our total shareholder return.
The fair value of a PSU award is the average of trial-specific values of the award over each of one million Monte Carlo trials. Each trial-specific value is the market value of the award at the end of the one-year performance period discounted back to the grant date. The market value of the award for each trial at the end of the performance period is the product of (a) the per share value of Omnicell stock at the end of the performance period and (b) the number of shares that vest. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index").
Vesting for the PSUs is based both on the percentile placement of our total stockholder return among the companies listed in the Index and time-based vesting. We calculate total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSUs granted on February 4, 2014, stock price appreciation is calculated based on the trailing 20-day average stock price from the first trading day of March 2014, compared to the trailing 20-day average stock price from the first trading day of March 2015. For PSUs granted in 2013, stock price appreciation is calculated based on the average closing prices of the applicable company’s common stock for the 20 trading days ended on the last trading day of 2012 as compared to the average closing prices of the common stock for the 20 trading days preceding the first trading day of March 2014. For PSUs granted in 2012, stock price appreciation is calculated based on the average closing prices of the applicable company's common stock for the 20 trading days ending on the last trading day of 2011 as compared to the average closing prices for the 20 trading days ended on the last trading day of 2012.
On January 17, 2012, the Compensation Committee confirmed 76.3% as the percentile rank of our 2011 total stockholder return. This resulted in 120% of the 2011 PSUs, or 120,000 shares, becoming eligible for further time-based vesting. The eligible PSUs vest as follows: 25% of the eligible awards for the first year vested on January 17, 2012 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 120,000 shares eligible for time-based vesting under the 2011 PSUs, 30,000 shares vested during the year ended December 31, 2014.
On January 22, 2013, the Compensation Committee confirmed 35.3% as the percentile rank of our 2012 total stockholder return. This resulted in 50% of the 2012 PSUs, or 62,500 shares, as eligible for further time-based vesting. The eligible PSUs vest as follows: 25% of the eligible shares vested immediately on January 22, 2013 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 62,500 shares eligible for time-based vesting under the 2012 PSUs, 15,600 shares vested during the year ended December 31, 2014.
On March 20, 2014, the Compensation Committee confirmed 63.9% as the percentile rank of our 2013 total stockholder return. This resulted in 100% of the 2013 PSUs, or 137,500 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 20, 2014 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 137,500 shares eligible for time-based vesting under the 2013 PSUs, 68,750 shares vested during the year ended December 31, 2014.
On February 5, 2014, the Compensation Committee approved PSUs of 132,500 shares. If the minimum performance threshold is met as determined by the Compensation Committee in 2015, the eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares will vest immediately, with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.

Valuation of share-based awards
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of shares issued under the employee stock purchase plans is estimated on the date of issuance using the Black-Scholes-Merton model.
The following assumptions were used to estimate the fair value of share-based awards:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Stock Option Plans
Risk-free interest rate (1)	1.6%	1.2%	0.9%
Dividend yield	—%	—%	—%
Expected volatility (2)	34.9%	43.1%	45.8%
Expected life (3)	4.8 years	5.3 years	5.2 years

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Employee Stock Purchase Plan
Risk-free interest rate (1)	0.2%	0.2%	0.2%
Dividend yield	—%	—%	—%
Expected volatility (2)	33.2%	35.1%	38.5%
Expected life (3)	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years
_________________________________________________

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
Share-based compensation expense
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
The following table sets forth the total share-based compensation expense recognized in our Consolidated Statements of Income:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
Cost of product and service revenues	$1,456	$1,241	$1,011
Research and development	1,655	1,359	889
Selling, general and administrative	9,674	8,551	7,314
Total share-based compensation expense	$12,785	$11,151	$9,214

We did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2014, December 31, 2013 and December 31, 2012. Income tax benefits realized from share-based compensation were $4.5 million, $2.4 million and $2.6 million, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
Stock options activity
A summary of the stock option activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Outstanding at December 31, 2013	3,143	$15.82	5.6
Granted	641	28.11
Exercised	(1,007)	14.74
Expired	(12)	19.88
Forfeited	(93)	19.97
Outstanding at December 31, 2014	2,672	$19.02	6.5	$37,692
Exercisable at December 31, 2014	1,514	$15.66	4.7	$26,447
Vested and expected to vest at December 31, 2014	2,640	$18.92	6.4	$37,481
_________________________________________________

(1)
Intrinsic value is calculated as the difference between the market value or closing price of our common stock as of the last trading day of the year as reported by the NASDAQ Global Select Market, and the exercise price of the option.

The weighted-average fair value per share of options granted during 2014, 2013 and 2012 was $9.12, $8.09 and $6.13, respectively. The intrinsic value of options exercised during 2014, 2013 and 2012 was $14.1 million, $14.0 million and $2.8 million, respectively.
As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $8.8 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Restricted stock activity
A summary of the restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units
Outstanding at December 31, 2013	362	$17.15	2.5
Granted	238	28.88
Vested	(181)	17.51
Forfeited	(20)	16.50
Outstanding and unvested at December 31, 2014	399	$24.00	1.5	$13,190
Expected to vest at December 31, 2014	387		1.5	$12,807
The weighted-average grant date fair value per share of RSUs granted during 2014, 2013 and 2012 was $28.88, $19.87 and $14.58, respectively. The total fair value of RSUs that vested in 2014, 2013 and 2012 was $3.2 million, $4.4 million and $2.3 million, respectively.

As of December 31, 2014, total unrecognized compensation cost related to RSUs was $8.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards
Outstanding at December 31, 2013	52	$18.43
Granted	38	26.42
Vested	(54)	18.68
Forfeited	—	—
Outstanding and unvested at December 31, 2014	36	$26.47
The weighted-average grant date fair value per share of RSAs granted during 2014, 2013 and 2012 was $26.42, $18.20 and $14.19, respectively. The total fair value of RSAs that vested in 2014, 2013 and 2012 was $1.0 million, $1.1 million and $1.1 million, respectively.
As of December 31, 2014, total unrecognized compensation cost related to RSAs was $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.
Performance-based restricted stock units activity
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Unvested at December 31, 2013	225	$13.32
Granted	158	20.94
Vested	(114)	13.32
Cancelled	(36)	16.73
Unvested at December 31, 2014	233	$17.96
The weighted-average grant date fair value per share of PSUs granted during 2014, 2013 and 2012 was $20.94, $14.68 and $10.94, respectively. The total fair value of PSUs that vested in 2014, 2013 and 2012 was $1.5 million, $0.7 million and $0.7 million, respectively.
As of December 31, 2014, total unrecognized compensation cost related to PSUs was approximately $2.0 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years.
401(k) Plan
We have established a 401(k) tax-deferred savings plan ("Omnicell Plan"), whereby eligible employees may contribute a percentage of their eligible compensation, but not greater than 75% of their earnings, up to the maximum as required by law. On January 1, 2009, we began matching 401(k) contributions, up to a maximum of 3% of employee contributions, not to exceed $1,000 for the year. In the first quarter of 2013, the MTS 401(k) tax-deferred savings plan was merged with the Omnicell Plan. On January 1, 2014, the Omnicell Plan was changed to match 50% of employee contributions up to $1,500, with no limit to employee contributions as long as such contributions do not exceed 75% of their earnings. Effective January 1, 2015, we will begin to match 50% of employee contributions up to $2,000, with the same limitations on employee contributions as of January 1, 2014.
Our contributions under the Omnicell Plan were $1.3 million, $1.1 million and $0.8 million in 2014, 2013 and 2012, respectively.
Preferred Stock

There were 5.0 million preferred shares authorized, and no preferred shares issued or outstanding as of December 31, 2014 and December 31, 2013.
Note 17. Segment Information
In the first quarter of 2014, we began to manage our business according to two product segments because many of our Acute Care and Non-Acute Care customers were converging to provide services across the continuum of care. We modified our segment reporting structure to match our operating structure based on how our CODM views the business and allocates resources. The two operating segments, which are the same as our reporting segments, are as follows:
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs.
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name of MTS, Surgichem, and under the Omnicell brand, and dispensing systems sold under the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities.
The historical information presented has been retrospectively adjusted to reflect the new segment reporting. Our CODM allocates resources and evaluates the performance of our segments using information about its revenues, gross profit and income from operations. Except for goodwill, as discussed in Note 8, our assets are not discretely identified or allocated by segment.
The following table summarizes the financial performance of our reporting segments:

	Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Automation and Analytics	Medication Adherence (1)	Total	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence (2)	Total
	(In thousands)
Revenues	$354,095	$86,805	$440,900	$302,917	$77,668	$380,585	$260,160	$53,867	$314,027
Cost of revenues	151,327	55,713	207,040	129,314	47,872	177,186	111,599	31,840	143,439
Gross profit	202,768	31,092	233,860	173,603	29,796	203,399	148,561	22,027	170,588
Operating expenses	155,156	29,121	184,277	140,087	28,013	168,100	127,467	15,995	143,462
Income from operations	$47,612	$1,971	$49,583	$33,516	$1,783	$35,299	$21,094	$6,032	$27,126
_________________________________________________

(1)	Includes Surgichem results as of August 2014.

(2)	Includes MTS results as of May 2012.
Geographical Information

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In thousands)
United States	$394,234	$334,412	$287,716
Foreign countries (1)	46,666	46,173	26,311
Total revenues	$440,900	$380,585	$314,027
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.

Significant customers
There were no significant customers that accounted for more than 10% of our total revenues in 2014, 2013 and 2012.
Note 18. Credit Agreement
In September 2013, we entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for a $75 million revolving credit facility with a $10 million letter of credit sub-limit. Loans under the Credit Agreement mature on September 25, 2018. The Credit Agreement permits us to request one or more increases in the aggregate commitments provided that such increases do not exceed $25 million in the aggregate. We expect to use the proceeds from any revolving loans under the credit facility for general corporate purposes, including future acquisitions. Our obligations under the Credit Agreement are guaranteed by certain of our domestic subsidiaries and secured by substantially all of our and the subsidiary guarantors’ assets. We have not yet drawn any funds under the credit facility to date.
Amounts drawn under the Credit Agreement bear interest, at our election, at a Eurodollar rate plus a margin of 1.75% per annum, or an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.75%. We are required to pay a commitment fee of 0.25% per annum on the aggregate undrawn amount of the commitments under the credit facility.
On November 5, 2014, we entered into Amendment Number One (“Amendment”) to the Credit Agreement. The Amendment increases the amount of our common stock that may be repurchased by us in open market transactions authorized by our Board of Directors, together with any repurchases of our common stock from any consultants, employees, officers or directors of the Company or any of our subsidiaries following the death, disability, retirement or termination of employment of such employees, officers or directors, from $25 million to $50 million per year.
The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each quarter. We were in full compliance with all covenants as of December 31, 2014.
Note 19. Subsequent Events
On February 26, 2015, Omnicell International, Inc., a wholly-owned subsidiary of Omnicell, Inc. entered into an agreement with Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils and Peter Jansen (collectively, the “Selling Shareholders”) for the purchase of the entire registered share capital of Mach 4 Automatisierungstechnik GmbH (“Mach4”) (the “Share Purchase Agreement”). Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. The contemplated total aggregate consideration is $18.0 million in cash, minus existing debt and subject to certain adjustments provided for in the Share Purchase Agreement. The closing of the acquisition is subject to certain closing conditions.
On February 27, 2015, the Company received a notice from an Omnicell employee alleging, among other matters, the existence of a "side letter" arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by the customer. Following the receipt of this notice, the Company commenced an internal investigation into these allegations. This investigation was concluded on March 25, 2015. Based on the results of the investigation, the Company has determined that effective internal control over financial reporting was maintained in all material respects and that there are no changes required to be made to the Company’s Consolidated Financial Statements.
On March 19, 2015, a putative class action lawsuit was filed against the Company and two executive officers in the U.S. District Court for the Northern District of California, captioned Nelson v. Omnicell, Inc., et al., Case No. 3:15-cv-01280-HSG. The complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between May 2, 2014 and March 2, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company and the individual defendants have not yet been served with the Complaint. The Company believes that the claims have no merit and will defend the lawsuit vigorously.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Credited to Other Accounts (3)	Amount Written Off (4)	Balance at End of Period (1)
	(In thousands)
Year ended December 31, 2012
Accounts receivable	$443	$316	$(57)	$20	$722
Investment in sales-type leases	284	425	—	(102)	607
Total allowances deducted from assets	$727	$741	$(57)	$(82)	$1,329
Year ended December 31, 2013
Accounts receivable	$722	$195	$(67)	$(360)	$490
Investment in sales-type leases	607	49	—	(489)	167
Total allowances deducted from assets	$1,329	$244	$(67)	$(849)	$657
Year ended December 31, 2014
Accounts receivable	$490	$941	$(60)	$(165)	$1,206
Investment in sales-type leases	167	—	(5)	—	162
Total allowances deducted from assets	$657	$941	$(65)	$(165)	$1,368
__________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense.

(3)	Represents amounts credited to bad debt expense.

(4)	Represents amounts written-off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2015.

OMNICELL, INC.
By:	/s/ ROBIN G. SEIM
Robin G. Seim, Chief Financial Officer and Executive Vice President Finance, International and Manufacturing
POWER OF ATTORNEY
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

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	March 30, 2015
Randall A. Lipps

/s/ ROBIN G. SEIM	Chief Financial Officer and Executive Vice President Finance, International and Manufacturing (Principal Accounting and Financial Officer)	March 30, 2015
Robin G. Seim

/s/ JOANNE B. BAUER		March 30, 2015
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		March 30, 2015
James T. Judson	Director

/s/ RANDY D. LINDHOLM		March 30, 2015
Randy D. Lindholm	Director

/s/ VANCE B. MOORE		March 30, 2015
Vance B. Moore	Director

/s/ MARK W. PARRISH		March 30, 2015
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		March 30, 2015
Gary S. Petersmeyer	Director

/s/ BRUCE D. SMITH		March 30, 2015
Bruce D. Smith	Director

March 30, 2015
Sara J. White	Director

S- 1

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement for the sale and purchase of the entire issued share capital of Surgichem Limited, by and among Omnicell, Inc., BUPA Care Homes (CFG) Plc, and MTS Medication Technologies, Inc.	8-K	000-33043	2.1	12/9/2013

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2013 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2013

10.2*	2014 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2014

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc.	10-K	000-33043	10.10	3/11/2011

10.6	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.7	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.8*	1997 Employee Stock Purchase Plan, as amended	10-Q	000-33043	10.2	8/5/2009

10.9*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.10*	2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.2	8/9/2013

10.11*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.12*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.13*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

10.14*	Form of Change of Control Agreement	10-K	000-33043	10.26	3/16/2006

10.15*	Addendum to Form of Change of Control Agreement dated December 30, 2010	10-K	000-33043	10.24	3/11/2011

10.16*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.17*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.18*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.19*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.20*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.21*	Addendum to Change in Control Severance Letter between Omnicell and Robin G. Seim dated December 30, 2010	10-K	000-33043	10.22	3/11/2011

10.22*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.23*	Addendum to Change in Control Severance Letter between Omnicell and Nhat H. Ngo dated December 30, 2010	10-K	000-33043	10.28	3/11/2011

10.24*	Employment Agreement, dated December 5, 2008, between Omnicell and Marga Ortigas-Wedekind	10-K	000-33043	10.31	2/24/2009

10.25*	Addendum to Change in Control Severance Letter between Omnicell and Marga Ortigas-Wedekind dated December 30, 2010	10-K	000-33043	10.30	3/11/2011

10.26	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.27* +	Omnicell, Inc. Amended and Restated Severance Benefit Plan

10.28*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.29*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.30	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.31	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.32	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.33	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.34	Credit Agreement between Omnicell, Inc., and lenders, dated September 25, 2013	8-K	000-33043	10.1	9/26/2013

10.35	Amendment Number One to Credit Agreement, dated November 5, 2014, by and among Omnicell, Inc., with respect to Section 12 thereof, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	11/7/2014

10.36+	Second Amendment to Office Lease, dated December 17, 2014, by and between Omnicell, Inc. and Point Place, LLC

10.37+
Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Iram, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.

21.1+	Subsidiaries of the Registrant

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
23.1+	Consent of Independent Registered Public Accounting Firm

23.2+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

101.INS+	XBRL Instance Document (2)

101.SCH+	XBRL Taxonomy Extension Schema Document (2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document (2)
_________________________________________________

*	Indicates a management contract, compensation plan or arrangement.

+	Filed herewith.

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