Form 10-Q
period 2015-03-31
OMNICELL, Inc
filed 2015-05-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2015, there were 36,246,944 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.
Form 10-Q
Quarterly Period Ended March 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited) (In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$139,553	$125,888
Accounts receivable, net of allowances of $1,226 and $1,279, respectively	88,107	82,763
Inventories, net	33,190	31,554
Prepaid expenses	16,811	23,518
Deferred tax assets	12,444	12,446
Other current assets	6,217	7,215
Total current assets	296,322	283,384
Property and equipment, net	34,373	36,178
Long-term net investment in sales-type leases	10,443	10,848
Goodwill	122,216	122,720
Intangible assets, net	81,279	82,667
Long-term deferred tax assets	1,330	1,144
Other long-term assets	24,963	23,273
Total assets	$570,926	$560,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,812	$19,432
Accrued compensation	17,064	19,874
Accrued liabilities	22,113	19,299
Deferred service revenue	23,301	25,167
Deferred gross profit	24,334	28,558
Total current liabilities	108,624	112,330
Long-term deferred service revenue	19,841	20,308
Long-term deferred tax liabilities	30,999	30,454
Other long-term liabilities	6,012	7,024
Total liabilities	165,476	170,116
Commitments and contingencies (Notes 10 & 11)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 43,930 and 43,540 shares issued; 36,211 and 35,816 shares outstanding, respectively	44	43
Treasury stock, at cost, 7,721 shares outstanding	(135,053)	(135,053)
Additional paid-in capital	476,405	457,436
Retained earnings	66,292	69,033
Accumulated other comprehensive income	(2,238)	(1,361)
Total stockholders’ equity	405,450	390,098
Total liabilities and stockholders’ equity	$570,926	$560,214

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited) (In thousands, except per share data)

Revenues:
Product	$94,109	$82,580
Services and other revenues	22,112	19,184
Total revenues	116,221	101,764
Cost of revenues:
Cost of product revenues	45,416	38,900
Cost of services and other revenues	9,120	8,369
Total cost of revenues	54,536	47,269
Gross profit	61,685	54,495
Operating expenses:
Research and development	8,019	6,121
Selling, general and administrative	43,287	38,420
Total operating expenses	51,306	44,541
Income from operations	10,379	9,954
Interest and other (expense), net	(517)	(256)
Income before provision for income taxes	9,862	9,698
Provision for income taxes	3,544	3,504
Net income	$6,318	$6,194
Net income per share:
Basic	$0.18	$0.18
Diluted	$0.17	$0.17
Weighted-average shares outstanding:
Basic	36,024	35,225
Diluted	36,914	36,305
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited) (In thousands)

Net income	$6,318	$6,194
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	(877)	33
Other comprehensive income (loss)	(877)	33
Comprehensive income	$5,441	$6,227
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited) (In thousands)
Operating Activities
Net income	$6,318	$6,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,711	4,612
Loss on disposal of fixed assets	4	191
Provision for receivable allowance	281	217
Share-based compensation expense	3,665	2,729
Income tax benefits from employee stock plans	822	2,017
Excess tax benefits from employee stock plans	(1,151)	(2,287)
Provision for excess and obsolete inventories	270	32
Deferred income taxes	361	(299)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,631)	(17,114)
Inventories	(1,906)	450
Prepaid expenses	6,707	2,505
Other current assets	1,124	(27)
Net investment in sales-type leases	285	(239)
Other long-term assets	(85)	176
Accounts payable	2,200	3,683
Accrued compensation	(2,810)	(7,586)
Accrued liabilities	2,718	(252)
Deferred service revenue	(2,333)	712
Deferred gross profit	(4,224)	5,149
Other long-term liabilities	(1,012)	254
Net cash provided by operating activities	11,314	1,117
Investing Activities
Acquisition of intangible assets, intellectual property and patents	(103)	(139)
Software development for external use	(2,957)	(2,902)
Purchases of property and equipment	(1,048)	(2,551)
Net cash used in investing activities	(4,108)	(5,592)
Financing Activities
Proceeds from issuances under stock-based compensation plans	6,224	9,624
Employees' taxes paid related to restricted stock units	(800)	(349)
Common stock repurchases	—	(4,069)
Excess tax benefits from employee stock plans	1,151	2,287
Net cash provided by financing activities	6,575	7,493
Effect of exchange rate changes on cash and cash equivalents	(116)	9
Net increase in cash and cash equivalents	13,665	3,027
Cash and cash equivalents at beginning of period	125,888	104,531
Cash and cash equivalents at end of period	$139,553	$107,558

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014, the results of their operations, comprehensive income and cash flows for the three months ended March 31, 2015 and March 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in our annual report on Form 10-K for the year ended December 31, 2014. Our results of operations, comprehensive income and cash flows for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, valuation of goodwill, purchased intangibles and long-lived assets, and accounting for income taxes.
Segment reporting change
In the first quarter of 2015, we modified the segment presentation to reflect the changes in how our Chief Operating Decision Maker (“CODM”) reviews the segments and the overall business. With the increase in acquisitions in the last two years the CODM changed how the financial information was reviewed to exclude general corporate-level costs that are not specific to either of the reporting segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The historical information presented has been retrospectively adjusted to reflect the modified segment reporting. Our CODM allocates resources and evaluates the performance of our segments using information about its revenues, gross profit and income from operations, excluding certain costs which are managed separately at the corporate level. We enhanced our segment reporting structure to match our operating structure based on how our Chief Operating Decision Maker (“CODM”) views the business and allocates resources, beginning in the first quarter of 2015. Our CODM is our Chief Executive Officer. Retrospective adjustments of prior period financial information have been made to conform to the current period presentation. This change does not impact previously reported Condensed Consolidated Financial Statements. See Note 15, Segment Information, for additional information on our segment reporting change.

Concentration of credit risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers that accounted for more than 10% of our accounts receivable as of March 31, 2015 and December 31, 2014. We believe that we have no significant concentrations of credit risk as of March 31, 2015.
Significant accounting policies
There have been no material changes in our significant accounting policies for the three months ended March 31, 2015, as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted, however, in April 2015, the FASB tentatively proposed a one-year deferral of the effective date. If the proposed deferral is approved, the new standard will become effective for us in the first quarter of fiscal 2018. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
There was no other recently issued authoritative guidance that has a material impact on our Condensed Consolidated Financial Statements through the reporting date.

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
The calculation of basic and diluted net income per share is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Net income	$6,318	$6,194
Weighted-average shares outstanding — basic	36,024	35,225
Add: Dilutive effect of employee stock plans	890	1,080
Weighted-average shares outstanding — diluted	36,914	36,305
Net income per share — basic	$0.18	$0.18
Net income per share — diluted	$0.17	$0.17
Anti-dilutive weighted-average shares related to stock award plans	484	347

Note 3. Fair Value Measurements

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
There have been no transfers between fair value measurement levels during the three months ended March 31, 2015. The following table summarizes our assets measured at fair value on a recurring basis using Level 1 inputs within the fair value hierarchy:

	March 31, 2015	December 31, 2014
	(In thousands)
Cash	$59,458	$61,311
Cash equivalents	80,095	64,577
Total cash and cash equivalents	$139,553	$125,888
Net investment in sales-type leases. The carrying amount of our sales-type lease receivables is a reasonable estimate of fair value as the unearned interest income is immaterial.

Foreign Currency Risk Management
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Condensed Consolidated Balance Sheets. The derivative instruments we use to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Condensed Consolidated Statements of Operations. We do not enter into derivative contracts for trading purposes.
The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2015 were $3.4 million. We did not have any outstanding foreign exchange contract as of March 31, 2014.

Note 4. Inventories
Inventories consist of the following components:

	March 31, 2015	December 31, 2014
	(In thousands)
Raw materials	$7,827	$8,254
Work in process	461	64
Finished goods	24,902	23,236
Total inventories, net	$33,190	$31,554
Dependence on suppliers
We have a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with our supplier may be terminated by either the supplier or by us without cause and at any time upon delivery of two months' notice. Purchases from this supplier were $10.0 million and $8.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 5. Property and Equipment
Property and equipment consist of the following assets:

	March 31, 2015	December 31, 2014
	(In thousands)
Equipment	$42,124	$42,829
Furniture and fixtures	5,712	5,689
Leasehold improvements	8,672	8,701
Purchased software	29,058	28,920
Construction in progress	3,366	1,538
	88,932	87,677
Accumulated depreciation and amortization	(54,559)	(51,499)
Total property and equipment, net	$34,373	$36,178
Depreciation and amortization of property and equipment was $3.1 million and $2.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 6. Net Investment in Sales-Type Leases
The terms of our sales-type leases are generally up to five years in length. Sales-type lease receivables are collateralized by the underlying equipment. Net investment in sales-type leases consist of the following components:

	March 31, 2015	December 31, 2014
	(In thousands)
Net minimum lease payments to be received	$17,022	$17,616
Less: unearned interest income portion	(1,068)	(1,131)
Net investment in sales-type leases	15,954	16,485
Less: short-term portion	(5,511)	(5,637)
Long-term net investment in sales-type leases	$10,443	$10,848

We evaluate our sales-type leases individually and collectively for impairment, and recorded no collective allowance for credit losses as of March 31, 2015 and $0.2 million as of December 31, 2014.
The minimum lease payments under sales-type leases are as follows:

March 31, 2015
(In thousands)
Remainder of 2015	$4,689
2016	5,053
2017	4,024
2018	2,383
2019	844
Thereafter	29
Total	$17,022

Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2014	$28,543	$94,177	$122,720
Foreign currency exchange rate fluctuations	—	(504)	(504)
Net balance as of March 31, 2015	$28,543	$93,673	$122,216

Intangible assets, net

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
	(In thousands, except for years)
Customer relationships	$60,150	$(8,804)	$51,346	5 - 30	$60,150	$(7,919)	$52,231	5 - 30
Acquired technology	27,580	(4,435)	23,145	3 - 20	27,580	(4,068)	23,512	3 - 20
Trade names	7,110	(1,777)	5,333	1 - 12	7,110	(1,576)	5,534	3 - 12
Patents	1,757	(302)	1,455	20	1,655	(265)	1,390	20
Total intangibles assets, net	$96,597	$(15,318)	$81,279		$96,495	$(13,828)	$82,667

Capitalization of third-party costs associated with internally-developed patents was $0.1 million as of March 31, 2015, and $0.3 million as of December 31, 2014.
Amortization expense of intangible assets was $1.3 million and $1.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Total future amortization expense for intangible assets is as follows:

March 31, 2015
(In thousands)
Remainder of 2015	$3,212
2016	4,356
2017	4,268
2018	4,115
2019	4,064
Thereafter	61,264
Total	$81,279

Note 8. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Rebates and lease buyouts	$6,234	$6,512
Advance payments from customers	4,825	4,834
Group purchasing organization fees	2,989	3,475
Taxes payable	2,827	2,181
Other accrued liabilities	5,238	2,297
Total accrued liabilities	$22,113	$19,299

Note 9. Deferred Gross Profit
Deferred gross profit consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Sales of medication and supply dispensing systems including packaging equipment (1)	$34,605	$36,947
Less: cost of revenues, excluding installation costs	(10,271)	(8,389)
Total deferred gross profit	$24,334	$28,558
_________________________________________________

(1)	Delivered and invoiced, pending installation.

Note 10. Commitments
Lease commitments
We lease our buildings under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment.

The minimum future payments on non-cancelable operating leases are as follows:

March 31, 2015
(In thousands)
Remainder of 2015	$5,048
2016	6,317
2017	5,600
2018	5,304
2019	5,323
Thereafter	14,977
Total minimum future lease payments	$42,569

Purchase obligations
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These amounts are associated with agreements that are enforceable and legally binding. Our purchase obligations to our contract manufacturers and suppliers within the next year were $9.8 million as of March 31, 2015.

Note 11. Contingencies
Legal Proceedings
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by Omnicell, as well as related state-law claims against Omnicell in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, we filed a Motion to Dismiss the Action. MV Circuit responded on January 29, 2015, and we replied in support of our Motion to Dismiss on February 17, 2015. On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss.  Specifically, the Court granted Omnicell's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy).  The Court denied the Company's Motion to Dismiss with respect to Count 9 (fraud), Count 7 (fraudulent concealment) and Count 8 (negligent misrepresentation).  We Answered the Complaint on April 8, 2015.  The Court held a Case Management Conference on April 22, 2015.  At the Case Management Conference, the Court assigned this case to a “complex” track and ordered production of initial discovery regarding inventorship and sales of the relevant Omnicell products by June 22, 2015.  The Court indicated it will defer issuing a schedule in the case until it holds another conference on July 14, 2015.  We intend to defend the matter vigorously.

On March 19, 2015, a putative class action lawsuit was filed against the Company and two executive officers in the U.S. District Court for the Northern District of California, captioned Nelson v. Omnicell, Inc., et al., Case No. 3:15-cv-01280-HSG.The complaint purports to assert claims on behalf of a class of purchasers of the Company’s stock between May 2, 2014 and March 2, 2015. It alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company and the individual defendants have not yet been served with the complaint. The Company believes that the claims have no merit and will defend the lawsuit vigorously.
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
From time to time, we may also warrant that our professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. We generally seek to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, we believe it is unlikely that we will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of March 31, 2015 and December 31, 2014.

Note 12. Income Taxes
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 38.6% and 39.1% for the three months ended March 31, 2015 and March 31, 2014, respectively. The 2015 and 2014 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.

Note 13. Stock Repurchases
During the three months ended March 31, 2015, we did not repurchase any shares under our stock repurchase programs.
In August 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of March 31, 2015. In November 2014, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock. We expect to begin repurchasing shares under the 2014 Stock Repurchase Program upon the completion of the 2012 Stock Repurchase Program. Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2015, and neither program has an expiration date.

Note 14. Employee Benefits and Share-Based Compensation
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
At our 2009 Annual Meeting of Stockholders ("2009 Annual Meeting"), the stockholders approved an amendment to the ESPP, which added 2.6 million shares to the reserve for future issuance. There was a total of 0.4 million shares reserved for future issuance under the ESPP as of March 31, 2015. For the three months ended March 31, 2015, 0.2 million shares of common stock were purchased under the ESPP and an aggregate of 4.9 million shares were issued under the ESPP as of March 31, 2015.
The unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $3.1 million, and is expected to be recognized over a weighted-average period of 0.7 years as of March 31, 2015.
Stock award plans
2009 Equity Incentive Plan
There were 1.5 million shares of common stock reserved for future issuance under the 2009 Equity Incentive Plan, as amended (the "2009 Plan") as of March 31, 2015.
Performance-based restricted stock units
In 2011, we began incorporating performance-based restricted stock units ("PSUs") as an element of our executive compensation plans. In 2014, we granted 132,500 PSUs to our executive officers, all of which became eligible for vesting based on the achievement of a certain level of shareholder return for the period from January 1, 2014 through February 27, 2015. In 2015, we granted 60,000 PSUs to our executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2015 and eligible for further time-based vesting based on the ranking of our total shareholder return.
On March 3, 2015, the Compensation Committee confirmed 74.4% as the percentile rank of our 2014 total stockholder return. This resulted in 100% of the 2014 PSUs, or 132,500 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 3, 2015 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 132,500 shares eligible for time-based vesting under the 2014 PSUs, 33,124 shares vested during the quarter ended March 31, 2015.
On February 6, 2015, the Compensation Committee approved PSUs of 60,000 shares. If the minimum performance threshold is met as determined by the Compensation Committee in 2016, the eligible performance-based restricted stock unit awards will vest as follows: 25% of the eligible shares will vest immediately, with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service.
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

The following table sets forth the total share-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Cost of product and service revenues	$517	$268
Research and development	434	369
Selling, general and administrative	2,714	2,092
Total share-based compensation expense	$3,665	$2,729
Stock options activity
A summary of the stock option activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Outstanding at December 31, 2014	2,672	$19.02	6.5
Granted	151	33.73
Exercised	(132)	15.69
Expired	—	—
Forfeited	(16)	22.60
Outstanding at March 31, 2015	2,675	$19.98	6.6	$40,442
Exercisable at March 31, 2015	1,529	$16.11	5.0	$29,042
Vested and expected to vest at March 31, 2015	2,643	$19.88	6.5	$40,234
_________________________________________________

(1)
Intrinsic value is calculated as the difference between the market value or closing price of our common stock as of the last trading day of the year as reported by the NASDAQ Global Select Market, and the exercise price of the option.

The weighted-average fair value per share of options granted during the three months ended March 31, 2015 and March 31, 2014 was $9.82 and $8.29, respectively. The intrinsic value of options exercised during the three months ended March 31, 2015 and March 31, 2014 was $2.4 million and $5.3 million, respectively.
As of March 31, 2015, total unrecognized compensation cost related to unvested stock options was $9.2 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Restricted stock activity
A summary of the restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units
Outstanding at December 31, 2014	399	$24.00	1.5
Granted	44	33.97
Vested	(26)	22.07
Forfeited	(6)	21.73
Outstanding and unvested at March 31, 2015	411	$25.21	1.4	$14,431
Expected to vest at March 31, 2015	399		1.4	$13,997

The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2015 and March 31, 2014 was $33.97 and $25.54, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2015 and March 31, 2014 was $0.9 million and $0.9 million, respectively.
As of March 31, 2015, total unrecognized compensation expense related to RSUs was $9.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards
Outstanding at December 31, 2014	36	$17.49
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and unvested at March 31, 2015	36	$17.49
No RSAs were granted nor vested during the three months ended March 31, 2015 and March 31, 2014.
As of March 31, 2015, total unrecognized compensation cost related to RSAs was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.
Performance-based restricted stock units activity
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Unvested at December 31, 2014	233	$17.96
Granted	60	29.56
Vested	(33)	21.26
Cancelled	—	—
Unvested at March 31, 2015	260	$20.23
The weighted-average grant date fair value per share of PSUs granted during the three months ended March 31, 2015 and March 31, 2014 was $29.56 and $16.59, respectively. The total fair value of PSUs that vested during the three months ended March 31, 2015 and March 31, 2014 was $1.2 million and $1.0 million, respectively.
As of March 31, 2015, total unrecognized compensation cost related to PSUs was approximately $3.1 million, which is expected to be recognized over the remaining weighted-average period of 1.3 years.
Preferred Stock
There were 5.0 million preferred shares authorized, and no preferred shares issued or outstanding as of March 31, 2015 and December 31, 2014.

Note 15. Segment Information
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
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS Medication Technologies ("MTS"), Surgichem Limited ("Surgichem"), and under the Omnicell brand, and dispensing systems sold under the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities.
In the first quarter of 2015, we modified the segment presentation to reflect the changes in how our CODM reviews the segments and the overall business. With the increase in acquisitions in the last two years the CODM changed how the financial information was reviewed to exclude corporate-level costs that are not specific to either of the reporting segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.

The historical information presented has been retrospectively adjusted to reflect the enhanced segment reporting. Our CODM allocates resources and evaluates the performance of our segments using information about its revenues, gross profit and income from operations, excluding certain costs which are managed separately at the corporate level. Except for goodwill, as discussed in Note 7, our assets are not discretely identified or allocated by segment.
The following table summarizes the financial performance of our reporting segments, including a reconciliation of income from segment operations to income from total operations:

	Three Months Ended
	March 31, 2015			March 31, 2014
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$92,779	$23,442	$116,221	$81,499	$20,265	$101,764
Cost of revenues	38,852	15,684	54,536	34,940	12,329	47,269
Gross profit	53,927	7,758	61,685	46,559	7,936	54,495
Operating expenses	28,589	6,341	34,930	25,102	4,651	29,753
Income from segment operations	$25,338	$1,417	$26,755	$21,457	$3,285	$24,742
Corporate costs			16,376			14,788
Income from operations			$10,379			$9,954
_________________________________________________

Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three months ended March 31, 2015 and March 31, 2014.

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
The Credit Agreement contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each quarter. We were in full compliance with all covenants as of March 31, 2015.

Note 17. Subsequent Events
On April 21, 2015, Omnicell International, Inc. (“Omnicell International”), a wholly-owned subsidiary of Omnicell, Inc., completed its acquisition of Mach 4 Automatisierungstechnik GmbH (“Mach4”) pursuant to the Agreement, dated February 26, 2015, by and among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils and Peter Jansen (collectively, the “Selling Shareholders”) and Omnicell International (the “Share Purchase Agreement”). Pursuant to the Share Purchase Agreement, Omnicell International purchased the entire registered share capital of Mach4 from the Selling Shareholders for aggregate consideration of approximately $16.5 million, of which $2.7 million was placed in an escrow fund, which will ultimately be distributed to the Selling Shareholders (subject to claims that Omnicell International may have against the escrow fund for indemnification and other claims following the closing) (the “Acquisition”). In addition, Omnicell International will pay approximately $0.9 million to Mach4 for the payoff of existing debt of Mach4. The final purchase price remains subject to certain adjustments as provided for in the Share Purchase Agreement.

On April 30, 2015, we closed our acquisition of Avantec Healthcare Limited (“Avantec”) pursuant to a share purchase agreement (the “Avantec Share Purchase Agreement”) among Omnicell, Inc. and the selling shareholders thereto (the “Avantec Selling Shareholders”) for the purchase of the entire issued share capital of Avantec not already owned by Omnicell, Inc. We previously owned 15% of the company and accounted for it under the equity method. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive distributor of our medication and supply automation solutions since 2005 in the United Kingdom. As a result of the Acquisition, we paid the Avantec Selling Shareholders an amount equal to $10.2 million in cash, subject to certain adjustments provided for in the Avantec Share Purchase Agreement, and retained an additional $1.8 million of the purchase price which will ultimately be distributed to the Avantec Selling Shareholders (subject to claims that we may have against such funds for indemnification and other claims following the closing). In addition, the Avantec Selling Shareholders will be entitled to receive up to an additional $3.0 million upon the achievement of bookings milestones for 2015 and an additional $3.0 million upon the achievement of bookings milestones for 2016.

Both of these acquired companies will be in our Automation and Analytics segment. The valuations and related purchase price allocations for these acquisitions have not yet been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this quarterly report in greater detail in Part II - Section 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report. You should also read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect.  All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries.
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

We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 84% of our total revenues for the three months ended March 31, 2015, and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
Since the first quarter of 2014, we have managed our business according to two product segments, Automation and Analytics and Medication Adherence.
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
Medication Adherence
The Medication Adherence segment primarily includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.

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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 65% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on four markets: the United Kingdom where we sell medication adherence products through a direct sales team and automation and analytics products through a distributor, Germany where we sell medication adherence products through a direct sales team, Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in China, where we launched a Mandarin version of our automated dispensing systems in 2011. In the third quarter of 2012, we purchased 15% of the outstanding equity of Avantec Healthcare Limited ("Avantec"), our United Kingdom automation and analytics products distributor, for approximately $0.9 million in cash to accelerate the adoption of medication and supply automation. In connection with the investment, we have the right, under certain circumstances, to appoint a member to this company's board of directors as well as certain other voting rights and, therefore, we believe we have the ability to exert significant influence over this distributor's operations. Subsequent to March 31, 2015, we acquired the entire issued share capital of Avantec not already owned by the Company. Our proportionate equity share of the income of this distributor, recognized in interest and other income, net, was immaterial for the three months ended March 31, 2015. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014 and our acquisitions of Mach 4 Automatisierungstechnik GmbH (“Mach4”) and Avantec in April 2015. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred service revenue of $43.1 million and $45.5 million as of March 31, 2015 and December 31, 2014, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
The growth in our Automation and Analytics revenue for the three months ended March 31, 2015 was driven primarily by our success in consistently growing the number of our customer installations. Installed customers in the United States grew from 1,806 hospitals as of March 31, 2014 to 1,955 hospitals as of March 31, 2015. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the three months ended March 31, 2015.
The growth in our Medication Adherence revenue was driven primarily by increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe for the three months ended March 31, 2015. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past year.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Accounts receivable and notes receivable (net investment in sales-type leases);

•	Valuation and impairment of goodwill, intangible assets and other long-lived assets;

•	Excess and obsolete inventory reserve;

•	Valuation of share-based awards; and

•	Accounting for income taxes.
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.

RESULTS OF OPERATIONS

Total Revenues

	Three Months Ended
		Change in
	March 31, 2015	$	%	March 31, 2014
	(Dollars in thousands)
Product revenues	$94,109	$11,529	14%	$82,580
Percentage of total revenues	81%			81%
Service and other revenues	22,112	2,928	15%	19,184
Percentage of total revenues	19%			19%
Total revenues	$116,221	$14,457	14%	$101,764

Product revenues represented 81% of total revenues for both the three months ended March 31, 2015 and March 31, 2014. Product revenues increased due to increased sales for both our Automation and Analytics segment of $8.4 million and Medication Adherence segment of $3.1million. Service and other revenues represented 19% of total revenues for both the three months ended March 31, 2015 and March 31, 2014. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $2.9 million.
Our international sales represented 16% and 8% of total revenues for the three months ended March 31, 2015 and March 31, 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2015 compared to the same periods in 2014, as we fulfill our existing orders, and based on our growth in bookings in 2014, some of which will be recognized as revenue in 2015. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three Months Ended
		Change in
	March 31, 2015	$	%	March 31, 2014
Revenues:	(Dollars in thousands)
Automation and Analytics	$92,779	$11,280	14%	$81,499
Percentage of total revenues	80%			80%
Medication Adherence	23,442	3,177	16%	20,265
Percentage of total revenues	20%			20%
Total revenues	$116,221	$14,457	14%	$101,764
Automation and Analytics revenues increased due to an increase in product revenues of $8.4 million primarily due to the increase of $6.2 million in Automation Dispensing Cabinets and related software sales, and $2.4 million in all other product lines. Service and other revenues increased by $2.9 million due to higher service renewal fees driven primarily by an increase in installed customer base.
Medication Adherence revenues increased due to an increase in product revenues of $3.2 million primarily driven by the inclusion of Surgichem operations since its acquisition in August 2014. Service and other revenues remained relatively flat compared to the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended
		Change in
	March 31, 2015	$	%	March 31, 2014
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$38,852	$3,912	11%	$34,940
As a percentage of related revenues	42%			43%
Medication Adherence	15,684	3,355	27%	12,329
As a percentage of related revenues	67%			61%
Total cost of revenues	$54,536	$7,267	15%	$47,269
As a percentage of total revenues	47%			46%

Gross profit:
Automation and Analytics	$53,927	$7,368	16%	$46,559
Automation and Analytics gross margin	58%			57%
Medication Adherence	7,758	(178)	(2)%	7,936
Medication Adherence gross margin	33%			39%
Total gross profit	$61,685	$7,190	13%	$54,495
Total gross margin	53%			54%
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
Automation and Analytics
Cost of revenues increased by $3.9 million, $3.4 million of which was attributable to product costs and $0.5 million attributable to service costs. Both increases were a result of higher volume of revenue. Of the $3.4 million increase in product costs, $1.8 million is attributed to a different mixture of customers, products and overall growth in product sales, $0.9 million is attributable to more product installation costs associated with higher revenue, and $0.6 million is in other costs, primarily driven by software amortization. Cost of service revenues increased by $0.5 million due to an increase in support headcount to service a larger installed base, in addition to an increase in expenses related to the refurbishment of returned materials.
Gross profit increased due to an increase in product and service revenues while gross margin remained consistent as cost of sales as a percentage of revenues remained consistent with the prior year.
Medication Adherence
Cost of revenues increased by $3.1 million in product costs and $0.3 million in service costs. Product costs increased due to higher levels of revenue and due to higher production scrap rates and higher overtime. Cost of service sales increased by $0.3 million due to the seasonality of some expenses.
Gross profit decreased due to production inefficiencies and the inclusion of Surgichem operations, and gross margin slightly decreased as cost of sales as a percentage of revenues slightly increased driven by higher product costs.
We do not anticipate any significant fluctuations in gross profit and gross margin beyond normal fluctuations caused by changes in product mix for our Automation and Analytics and Medication Adherence segments during 2015.

Operating Expenses and Income from Operations

	Three Months Ended
		Change in
	March 31, 2015	$	%	March 31, 2014
Operating expenses:	(Dollars in thousands)
Research and development	$8,019	$1,898	31%	$6,121
As a percentage of total revenues	7%			6%
Selling, general and administrative	43,287	4,867	13%	38,420
As a percentage of total revenues	37%			38%
Total operating expenses	$51,306	$6,765	15%	$44,541
As a percentage of total revenues	44%			44%

Income from operations:
Automation and Analytics	$25,338	$3,881	18%	$21,457
Operating margin	27%			26%
Medication Adherence	1,417	(1,868)	(57)%	3,285
Operating margin	6%			17%
Corporate Expenses	16,376	$1,588	11%	14,788
Total income from operations	$10,379	$425	8%	$9,954
Total operating margin	9%			10%
The increase in research and development expenses in our Automation and Analytics and Medication Adherence segments was primarily attributable to a $0.8 million increase in head-count and personnel related costs, a $0.5 million increase in consulting expenses and a $0.3 million increase in prototype expenses. In our Medication Adherence segment, research and development increased primarily due to increased consulting in support of product software enhancements of $0.3 million.
We expect research and development expenses to increase in 2015 as we continue to invest in new products and services, and increase as a percentage of total revenues from approximately 6% in 2014 to approximately 8% in 2015. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs.
Selling, general and administrative expenses increased due to increases from our Automation and Analytics segment of $1.9 million, from our Medication Adherence segment of $1.4 million. The increase from our Automation and Analytics segment was primarily attributable to increased headcount in marketing adding $0.3 million and increased headcount in sales adding $1.6 million. The increase from our Medication Adherence segment was the result of $0.3 million from the inclusion of Surgichem operations, with the remainder incurred from clinical studies and an increase in headcount specifically within our marketing and international businesses. The increase in corporate expenses was primarily related to the investigation of a whistleblower claim of $1.2 million with the remainder to support the growing business.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2015; however this estimate could be impacted by ongoing business development activities and external macro-economic factors.
Operating income from our Automation and Analytics segment increased due to an increase in product and service revenues while operating margin increased as a result of lower cost of sales and operating expenses compared to the overall growth of revenues.
Operating income from our Medication Adherence segment decreased due to production inefficiencies and higher operating expenses.

Provision for Income Taxes

	Three Months Ended
		Change in
	March 31, 2015	$	%	March 31, 2014
	(Dollars in thousands)
Provision for income taxes	$3,544	$40	1%	$3,504
Effective tax rate on earnings	39%			39%
Our annual effective tax rate before discrete items was 38.6% and 39.1% for the three months ended March 31, 2015 and March 31, 2014, respectively.
The decrease in the estimated annual effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the decrease in the state effective tax rate, offset by an increase in non-deductible equity charges.

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
On November 5, 2014, we entered into Amendment Number One (the “Amendment”) to the Credit Agreement. The Amendment increases the amount of our common stock that may be repurchased by us in open market transactions authorized by our Board of Directors, together with any repurchases of our common stock from any consultants, employees, officers or directors of the Company or any of our subsidiaries following the death, disability, retirement or termination of employment of such employees, officers or directors, from $25 million to $50 million per year. The Credit Agreement contains customary affirmative and negative covenants, and financial covenants that require us to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each quarter. For additional details, please refer to Note 16, Credit Agreement, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
As of March 31, 2015, we were in full compliance with all covenants, and there was no outstanding balance on the credit facility.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect a continued use of cash for potential acquisition and acquisition assessment activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2015, which may result in additional use of cash. See Note 13, Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. We had cash and cash equivalents of $136.5 million and $125.9 million as of March 31, 2015 and December 31, 2014, respectively.
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
Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$11,314	$1,117
Investing activities	(4,108)	(5,592)
Financing activities	6,575	7,493
Effect of exchange rate changes on cash and cash equivalents	(116)	9
Net increase (decrease) in cash and cash equivalents	$13,665	$3,027
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $11.3 million for the three months ended March 31, 2015, primarily as a result of $6.3 million in net income adjusted for non-cash items, including depreciation and amortization expense of $5.7 million and share-based compensation expense of $3.7 million, and an increase in accrued liabilities of $2.7 million. These amounts were partially offset by an increase in accounts receivable of $5.6 million, an increase in inventories of $1.9 million, a decrease in deferred gross profit of $4.2 million and a decrease in deferred service revenue of $2.3 million.
Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2014, primarily as a result of $6.2 million in net income adjusted for non-cash items, including depreciation and amortization expense of $4.6 million and share-based compensation expense of $2.7 million and an increase in deferred gross profit of $5.1 million. These amounts were partially offset by an increase in accounts receivable, net of $17.1 million.
Investing activities
Net cash used in investing activities was $4.1 million for the three months ended March 31, 2015, primarily due to payments of $1.1 million for property and equipment and $3.0 million to develop software for external use.
Net cash used in investing activities was $5.6 million for the three months ended March 31, 2014 and was due to payments of $2.6 million for property and equipment and $2.9 million to develop software for external use.
Financing activities
Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2015 as a result of $6.2 million in proceeds from employee stock option exercises and $1.2 million in excess tax benefits from employee stock plans, offset by $0.8 million in employees' taxes paid related to restricted stock units.
Net cash provided by financing activities was $7.5 million for the three months ended March 31, 2014 as a result of $9.6 million in net proceeds from sales of common stock through employee stock plans, $2.3 million in tax benefits from employee stock plans, partially offset by $4.1 million in repurchases of our common stock.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2014.
We had $52.4 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of March 31, 2015 as follows:

	Payments Due by Period
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and Thereafter
	(In thousands)
Operating leases (1)	$42,569	$5,048	$11,917	$10,627	$14,977
Purchase obligations (2)	9,838	9,838	—	—	—
Total (3)	$52,407	$14,886	$11,917	$10,627	$14,977
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $5.9 million for uncertain tax positions under long-term liabilities as of March 31, 2015 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $5.9 million in uncertain tax position liabilities have not been included in the table above.

See Note 10, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in our market risk exposures during the three months ended March 31, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.
Limitations on Effectiveness of Controls
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2015.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 11, Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.

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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2014.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickenson (through its acquisition of CareFusion Corporation) (which includes Pyxis, Rowa, and PhACTs), Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), AmerisourceBergen Corporation (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, which has entered into an agreement to be acquired by KUKA, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., and Lawson Software, Inc. . Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of AmerisourceBergen Corporation), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of CareFusion Corporation by Becton Dickenson Corporation, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

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
We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.*
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited and in April 2015, we acquired Mach4 and the remaining interest of Avantec that we did not already own.. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
Approximately 16% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
During November 2012, an Omnicell electronic device containing medication dispensing cabinet log files from three health system customers was stolen from an Omnicell employee's locked vehicle. The files on this device contained certain protected patient health information related to medication dispensing transactions from our medication dispensing cabinets over a one to three-week period, downloaded by the employee while troubleshooting software for the hospitals. This loss resulted in a putative class action complaint being filed against us and certain of our customers in the United States District Court for the District of New Jersey in March 2013 alleging breach of state security notification laws, violations of state consumer fraud laws, fraud, negligence and conspiracy relating to the theft of an Omnicell electronic device containing medication dispensing cabinet log files, including certain patient health information, described above and subsequent notification of this unauthorized disclosure of personal health information. In December 2013, the court issued an order dismissing the plaintiff's complaint without prejudice. The plaintiff failed to file an appeal of the court's decision by the January 27, 2014 deadline. There is no guarantee that, if we are involved in any similar litigation in the future, such an outcome will result. Any similar unauthorized disclosure of personal health information could cause us to experience contractual indemnification obligations under business associate agreements with certain customers, litigation against us, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA or other privacy or security laws, we may be subject to significant fines, penalties and other sanctions. As of the date of this Form 10-Q filing, the Company has not received correspondence from the Office for Civil Rights of the U.S. Department of Health & Human Services with respect to this matter.
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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we are seeking approval for at our 2015 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
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
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. For additional details, see Note 11, Contingencies, in this quarterly report. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the three months ended March 31, 2015, they may, in some periods, comprise up to 16% of our consumables revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $30.71 and $35.44 per share during the three months ended March 31, 2015. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, on March 19, 2015, a putative class action lawsuit was filed against Omnicell and two of our executive officers (the “Defendants”) in the U.S. District Court for the Northern District of California purporting to assert claims on behalf of a class of purchasers of Omnicell stock between May 2, 2014 and March 2, 2015.  For additional information, see Note 11, Contingencies, in this quarterly report.
Circumstances may arise that could prevent the timely reporting of our financial information, which could harm our stock price and quotation on the NASDAQ Global Select Market.
On March 17, 2015, we announced that we were delaying the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
Because we were unable to timely file this Annual Report on Form 10-K, on March 18, 2015, we received an expected written notification (the “Notice”) from the NASDAQ OMX Group, Inc. (“Nasdaq”) indicating that Omnicell was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing, due to the delay in filing our Annual Report on Form 10-K for the period ended December 31, 2014 beyond the extended filing due date. Under the Nasdaq continued listing rules, we had 60 calendar days from the date of the letter to either file this Annual Report on Form 10-K or submit a plan to regain compliance.
During the period between the date this Annual Report on Form 10-K was due and the date of this filing, our stock price experienced some volatility. We have concluded the investigation causing the delay of the filing of this Annual Report our Form 10-K for the year ended December 31, 2014. Even though the results of the investigation led the Company to determine that effective internal control over financial reporting was maintained in all material respects and that there are no changes required to be made to the Company’s Consolidated Financial Statements, we cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic financial reports, which could harm our stock price and, if such delay were to continue for a period of time, impact our continued listing on the NASDAQ Global Select Market.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.0 million as of March 31, 2015.
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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2014, we replaced legacy Enterprise Requirements Planning systems utilized in the acquired MTS business with systems currently in use in other parts of Omnicell. In 2015, we intend to replace the legacy enterprise Requirements Planning systems utilized in Surgichem with systems currently in use in other parts of Omnicell. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the FASB and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $19.98 per share as of March 31, 2015. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs

We had no stock repurchase activity in the first quarter of 2015.
In August 2012, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock beginning in 2012, of which approximately $45.1 million has been repurchased as of March 31, 2015. In November 2014, our Board of Directors authorized a program to repurchase up to $50.0 million of common stock. We expect to begin repurchasing shares under the 2014 Stock Repurchase Program upon the completion of the 2012 Stock Repurchase Program. Our stock repurchase programs do not obligate us to acquire any specific number of shares, and shares may be repurchased in privately negotiated and/or open market transactions, including plans complying with Rule 10b5-1 of the Exchange Act. Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2015, and neither program has an expiration date.
Refer to Note 13, Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for information regarding our authorized Stock Repurchase Programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	May 8, 2015	By:	/s/ ROBIN G. SEIM
Robin G. Seim, Chief Financial Officer and Executive Vice President Finance, International and Manufacturing

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2015 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/2/2015

10.37	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Iram, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________________

+	Filed herewith.

(*)	Indicates a management contract, compensation plan or arrangement.

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