Form 10-Q
period 2015-06-30
OMNICELL, Inc
filed 2015-08-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2015, there were 35,906,254 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.
Form 10-Q
Quarterly Period Ended June 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited) (In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$88,028	$125,888
Accounts receivable, net of allowances of $1,640 and $1,279, respectively	117,307	82,763
Inventories, net	46,027	31,554
Prepaid expenses	15,401	23,518
Deferred tax assets	12,490	12,446
Other current assets	6,071	7,215
Total current assets	285,324	283,384
Property and equipment, net	34,772	36,178
Long-term net investment in sales-type leases	10,208	10,848
Goodwill	149,654	122,720
Intangible assets, net	94,285	82,667
Long-term deferred tax assets	1,397	1,144
Other long-term assets	25,382	23,273
Total assets	$601,022	$560,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,085	$19,432
Accrued compensation	18,573	19,874
Accrued liabilities	33,419	19,299
Deferred service revenue	23,527	25,167
Deferred gross profit	36,671	28,558
Total current liabilities	138,275	112,330
Long-term deferred service revenue	19,056	20,308
Long-term deferred tax liabilities	32,723	30,454
Other long-term liabilities	11,620	7,024
Total liabilities	201,674	170,116
Commitments and contingencies (Notes 9 & 10)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 44,252 and 43,540 shares issued; 35,851 and 35,816 shares outstanding, respectively, respectively	44	43
Treasury stock, at cost, 8,401 and 7,721 shares outstanding	(160,074)	(135,053)
Additional paid-in capital	475,209	457,436
Retained earnings	84,102	69,033
Accumulated other comprehensive income (loss)	67	(1,361)
Total stockholders’ equity	399,348	390,098
Total liabilities and stockholders’ equity	$601,022	$560,214

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share data)

Revenues:
Product	$89,154	$85,244	$183,263	$167,824
Services and other revenues	23,634	19,808	45,746	38,992
Total revenues	112,788	105,052	229,009	206,816
Cost of revenues:
Cost of product revenues	46,203	41,003	91,619	79,903
Cost of services and other revenues	9,123	8,009	18,243	16,378
Total cost of revenues	55,326	49,012	109,862	96,281
Gross profit	57,462	56,040	119,147	110,535
Operating expenses:
Research and development	8,746	6,471	16,765	12,592
Selling, general and administrative	39,735	37,011	83,022	75,431
Gain on business combination	(3,443)	—	(3,443)	—
Total operating expenses	45,038	43,482	96,344	88,023
Income from operations	12,424	12,558	22,803	22,512
Interest and other (expense), net	(472)	(40)	(989)	(296)
Income before provision for income taxes	11,952	12,518	21,814	22,216
Provision for income taxes	3,201	4,729	6,745	8,233
Net income	$8,751	$7,789	$15,069	$13,983
Net income per share:
Basic	$0.24	$0.22	$0.42	$0.39
Diluted	$0.24	$0.21	$0.41	$0.38
Weighted-average shares outstanding:
Basic	36,120	35,661	36,072	35,451
Diluted	37,030	36,618	36,987	36,478
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)

Net income	$8,751	$7,789	$15,069	13,983
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustments	2,305	87	1,428	119
Other comprehensive income (loss)	2,305	87	1,428	119
Comprehensive income	$11,056	$7,876	$16,497	$14,102
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Operating Activities
Net income	$15,069	$13,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,977	9,391
Gain (loss) on disposal of fixed assets	(5)	202
Gain on business combination	(3,443)	—
Provision for receivable allowance	480	436
Share-based compensation expense	7,301	5,449
Income tax benefits from employee stock plans	3,087	3,058
Excess tax benefits from employee stock plans	(3,159)	(3,326)
Provision for excess and obsolete inventories	168	250
Deferred income taxes	(1,717)	860
Changes in operating assets and liabilities:
Accounts receivable, net	(27,676)	(24,408)
Inventories	(9,633)	(335)
Prepaid expenses	8,234	2,144
Other current assets	1,507	1,602
Net investment in sales-type leases	353	622
Other long-term assets	64	228
Accounts payable	1,364	2,494
Accrued compensation	(1,654)	(3,910)
Accrued liabilities	5,752	2,424
Deferred service revenue	(2,892)	2,640
Deferred gross profit	6,008	10,788
Other long-term liabilities	(995)	829
Net cash provided by operating activities	10,190	25,421
Investing Activities
Acquisition of intangible assets, intellectual property and patents	(225)	(191)
Software development for external use	(6,127)	(5,507)
Purchases of property and equipment	(3,764)	(7,335)
Business acquisitions, net of cash acquired	(23,625)	—
Net cash used in investing activities	(33,741)	(13,033)
Financing Activities
Proceeds from issuances under stock-based compensation plans	9,432	11,813
Employees' taxes paid related to restricted stock units	(2,046)	(1,729)
Common stock repurchases	(25,021)	(4,069)
Excess tax benefits from employee stock plans	3,159	3,326
Net cash (used) provided by financing activities	(14,476)	9,341
Effect of exchange rate changes on cash and cash equivalents	167	119
Net (decrease) increase in cash and cash equivalents	(37,860)	21,848
Cash and cash equivalents at beginning of period	125,888	104,531
Cash and cash equivalents at end of period	$88,028	$126,379

Supplemental cash flow information
Cash paid for interest	$80	$—
Cash paid for taxes, net of refunds	$3,620	$1,723
Supplemental disclosing of non-cash investing activities
Purchase of property and equipment	$524	$70

Non-cash activity Business acquisition	$9,197	$—

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2015 and December 31, 2014, the results of their operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 and June 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in our annual report on Form 10-K for the year ended December 31, 2014. Our results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On April 21, 2015, we completed the acquisition of Mach4 Automatisierungstechnik GmbH (“Mach4”), a privately held German limited liability company with registered office in Bochum, Germany. On April 30, 2015, we acquired the 85% of the issued and outstanding ordinary shares of Avantec Healthcare Limited (“Avantec”) not already held by Omnicell. Omnicell previously had a 15% interest in Avantec. The consolidated financial statements include the results of operations of Mach4 and Avantec commencing as of their respective acquisition dates.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. Our critical accounting policies are those that affect our financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, accounts receivable and notes receivable (net investment in sales-type leases), valuation of goodwill, purchased intangibles and long-lived assets, and accounting for income taxes.
Segment reporting change
As previously disclosed, since the first quarter of 2015, we modified the segment presentation to reflect the changes in how our Chief Operating Decision Maker (“CODM”) reviews the segments and the overall business. This change does not impact previously reported Condensed Consolidated Financial Statements. See Note 14, Segment Information, for additional information on our segment reporting change.
Our CODM is our Chief Executive Officer. With the increase in completed acquisitions in the last two years, our CODM changed how the financial information was reviewed to exclude general corporate-level costs that are not specific to either of the reporting segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.

The historical information presented has been retrospectively adjusted to reflect the modified segment reporting. Our CODM allocates resources and evaluates the performance of our segments using information about its revenues, gross profit and income from operations, excluding certain costs which are managed separately at the corporate level. We enhanced our segment reporting structure to match our operating structure based on how our CODM views the business and allocates resources, beginning in the first quarter of 2015.
Concentration of credit risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers that accounted for more than 10% of our accounts receivable as of June 30, 2015 and December 31, 2014. We believe that we have no significant concentrations of credit risk as of June 30, 2015.
Significant accounting policies
There have been no material changes in our significant accounting policies for the three and six months ended June 30, 2015, as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides new guidance on the recognition of revenue and states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted, however, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
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

The calculation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$8,751	$7,789	$15,069	$13,983
Weighted-average shares outstanding — basic	36,120	35,661	36,072	35,451
Dilutive effect of employee stock plans	910	957	915	1,027
Weighted-average shares outstanding — diluted	37,030	36,618	36,987	36,478
Net income per share — basic	$0.24	$0.22	$0.42	$0.39
Net income per share — diluted	$0.24	$0.21	$0.41	$0.38
Anti-dilutive weighted-average shares related to stock award plans	377	353	356	1,347

Note 3. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of June 30, 2015 and December 31, 2014 includes the following significant asset investment class:
Cash equivalents. Cash equivalents consist of money market funds which have original maturities of three months or less, and therefore the carrying amount is a reasonable estimate of fair value due to the short duration to maturity.
The following table summarizes our assets measured at fair value on a recurring basis using Level 1 inputs within the fair value hierarchy:

	June 30, 2015	December 31, 2014
	(In thousands)
Cash	$27,925	$61,311
Money market fund	60,103	64,577
Total cash and cash equivalents	$88,028	$125,888
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. We did not hold any Level 3 assets or liabilities as of June 30, 2015 and December 31, 2014. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2015.
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of June 30, 2015:

	Level 1	Level 2	Total
	(In thousands)
Money market funds	$60,103	$—	$60,103
Total financial assets	$60,103	$—	$60,103
Derivative contracts	$—	$92	$92
Total financial liabilities	$—	$92	$92

The following table represents the fair value hierarchy of the Company’s financial asset measured at fair value as of December 31, 2014:

	Level 1	Level 2	Total
	(In thousands)
Money market fund	$64,577	$—	$64,577
Total financial assets	$64,577	$—	$64,577
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
The aggregate notional amounts of our outstanding foreign exchange contracts as of June 30, 2015 were $2.2 million. The aggregate fair value of these outstanding foreign exchange contracts as of June 30, 2015 were $0.1 million. We did not have any outstanding foreign exchange contracts as of December 31, 2014.

Note 4. Balance Sheet Components

	June 30, 2015	December 31, 2014
	(In thousands)
Inventories:
Raw materials	$10,725	$8,254
Work in process	2,554	64
Finished goods	32,748	23,236
Total inventories, net	$46,027	$31,554

Property and Equipment:
Equipment	$43,717	$42,829
Furniture and fixtures	5,895	5,689
Leasehold improvements	8,991	8,701
Purchased software	29,729	28,920
Construction in progress	3,982	1,538
	92,314	87,677
Accumulated depreciation and amortization	(57,542)	(51,499)
Total Property and equipment, net	$34,772	$36,178

Other long term assets:
Capitalized software, net	$23,066	$19,643
Other assets	2,316	3,630
Total Other long term assets, net	$25,382	$23,273

Accrued liabilities:
Rebates and lease buyouts	$7,253	$6,512
Advance payments from customers	7,840	4,834
Group purchasing organization fees	3,007	3,475
Taxes payable	3,488	2,181
Other Accrued liabilities	11,831	2,297
Total Accrued liabilities	$33,419	$19,299

Note 5. Net Investment in Sales-Type Leases
The terms of our sales-type leases are generally up to five years in length. Sales-type lease receivables are collateralized by the underlying equipment. Net investment in sales-type leases consists of the following components:

	June 30, 2015	December 31, 2014
	(In thousands)
Net minimum lease payments to be received	$16,674	$17,616
Less: unearned interest income portion	(1,118)	(1,131)
Net investment in sales-type leases	15,556	16,485
Less: short-term portion	(5,348)	(5,637)
Long-term net investment in sales-type leases	$10,208	$10,848

We evaluate our sales-type leases individually and collectively for impairment, and recorded no collective allowance for credit losses as of June 30, 2015 and $0.2 million as of December 31, 2014.
The minimum lease payments under sales-type leases are as follows:

June 30, 2015
(In thousands)
Remainder of 2015	$3,147
2016	5,308
2017	4,281
2018	2,652
2019	1,054
Thereafter	232
Total	$16,674

Note 6. Business Acquisitions
Mach4 Acquisition
On April 21, 2015, we completed the acquisition of Mach 4 Automatisierungstechnik GmbH (“Mach4”), a privately held German limited liability company with its registered office in Bochum, Germany pursuant to a share purchase agreement (the “Mach4 Agreement”), under which Omnicell International, Inc., a wholly owned subsidiary of Omnicell Inc., purchased the entire issued share capital of Mach4 (the “Mach4 Acquisition”).
Mach4 manufacturers robotic dispensing systems used by retail and hospital pharmacies and the Mach4 acquisition provides Omnicell with a more robust product offering that is intended to be leveraged to create opportunities to sell additional Omnicell medication cabinets. The robotic storage and dispensing product offering provides Omnicell with a solution to better compete for international market share.
Pursuant to the terms of the Mach4 Agreement, we paid approximately $17.2 million in cash after adjustments provided for in the Mach4 Agreement, of which $2.7 million was placed in an escrow fund, which will be distributed to Mach4's former stockholders subject to claims that we may make against the escrow fund with respect to indemnification and other claims within 18 months after the closing date of this transaction.
Avantec Acquisition
On April 30, 2015, we completed the acquisition of Avantec Healthcare Limited (“Avantec”), the privately-held distributor of Omnicell’s products in United Kingdom, pursuant to a share purchase agreement (the “Avantec Agreement”). Pursuant to the Avantec Agreement, we acquired the entire issued and outstanding ordinary shares of Avantec that represented the remaining 85% interest in Avantec (the “Avantec Acquisition”). Omnicell previously had a 15% interest in Avantec. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive distributor of our medication and supply automation solutions since 2005 in the United Kingdom.
Pursuant to the terms of the Avantec Agreement, we agreed to pay $12.0 million in cash (the “Purchase Consideration”) and potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the Avantec Agreement we retained $1.8 million of the Purchase Consideration to be held to settle any future indemnification claims within 18 months period that we may make following the closing.
Prior to the Avantec Acquisition, we accounted for our 15% ownership interest in Avantec as an equity-method investment. The Avantec acquisition-date carrying book value of our previous equity interest was $1.3 million. This transaction was accounted for as a step acquisition, which required us to re-measure our previously held 15% ownership interest to fair value and record the difference between the fair value and carrying value as a gain. The fair value of the equity investment was determined to be $4.7 million that resulted in a gain of $3.4 million that was recorded in operating income in our Condensed Consolidated Statement of Operations in the period ended June 30, 2015.
Both of the above acquired companies will be in the Company’s Automation and Analytics segment.

We are accounting for both transactions under the acquisition method of accounting in accordance with the provisions of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, the estimated fair value of the consideration transferred to purchase the acquired companies is allocated to the assets acquired and the liabilities assumed based on their respective fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration.
The purchase price allocations are subject to certain post-closing working capital adjustments for the acquired current assets and current liabilities of both acquisitions at their respective acquisition dates. The total consideration, and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment for each.
Our preliminary allocation of the total purchase price for each transaction is summarized below:

	Mach4	Avantec	Total
	(In thousands)
Cash	$397	$3,392	$3,789
Accounts receivable	3,743	3,607	7,350
Inventory	3,580	1,428	5,008
Deferred tax assets and other current assets	368	89	457
Total current assets	8,088	8,516	16,604
Property and equipment	463	—	463
Intangibles	7,710	6,341	14,051
Goodwill	10,520	15,606	26,126
Other non-current assets	52	—	52
Total assets	26,833	30,463	57,296
Current liabilities	3,684	4,125	7,809
Non-current deferred tax liabilities	2,564	1,269	3,833
Deferred service revenue and gross profit	2,314	928	3,242
Other non-current liabilities	1,056	—	1,056
Total purchase price	$17,215	$24,141	$41,356
Total purchase price, net of cash received	$16,818	$20,749	$37,567

Identifiable intangible assets
Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are as follows:

	Mach4		Avantec
	Fair Value	Weighted Average Useful life	Fair Value	Weighted Average Useful life
	(In thousands)	(In years)	(In thousands)	(In years)
Developed Technology	$3,290	8	$—	—
Trade name	850	6	92	2
Customer relationships	3,570	11-12	5,834	12
Backlog	—	—	415	2
Total purchased intangible assets	$7,710		$6,341
Developed technology represents completed technology that has reached the technological feasibility and/or is currently offered for sale to Mach4 customers. The fair value is determined based on the relief from royalty method under the income approach, which requires the valuation specialist to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. A royalty rate of 5.0% was used to value the developed technology. The after-tax cash flows were discounted to present value utilizing a 17.5% discount rate, which is based on the our company-wide required return for this acquisition plus a discount of 1.5% to account for the unique riskiness of the asset. The developed technology had a fair value of $3.3 million and had an estimated economic life of eight years based on estimated technological obsolescence and is being amortized on an accelerated basis.
Trade name represents the fair value brand recognition that was determined using the relief-from-royalty approach. The fair value is determined based on the relief-from-royalty method under the income approach, which requires the valuation specialist to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. A royalty rate of 1.0% and 2.0% was used to value the trade names of Avantec and Mach4, respectively. The value of trade names of $0.1 million for Avantec is being amortized on straight-line method and $0.9 million for Mach4 is being amortized on an accelerated basis.
Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The fair value of the customer relationships is determined based on the excess earnings method under the income approach that resulted in a value of $3.6 million for Mach4 and $5.8 million for Avantec and has been amortized over their useful lives on accelerated basis.
Backlog represents the fair value of sales order backlog as of the valuation date and its fair value is determined based on the excess earnings method under the income approach and is being amortized on straight-line method.
Goodwill
The goodwill arising from these acquisitions is primarily attributed to sales of future products and services and the assembled workforce. Goodwill is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2015 and fiscal 2014 as if Mach4 and Avantec had been acquired on January 1, 2014. The unaudited estimated pro forma information combines the historical results of Mach4 and Avantec with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2014. Additionally, the pro forma financial information does not include the impact of possible business model changes between Mach4, Avantec and the Company. The Company expects to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Six Months Ended June 30,
	2015	2014
	(In thousands, except per share data)
Pro forma net revenues	$236,000	$220,000
Pro forma net income	$15,700	$14,400
Pro forma net income per share basic	$0.44	$0.41
Pro forma net income per share diluted	$0.42	$0.39

Note 7. Goodwill and Intangible Assets
Goodwill

The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2014	$28,543	$94,177	$122,720
Goodwill acquired - Mach4	10,520	—	10,520
Goodwill acquired - Avantec	15,606	—	15,606
Foreign currency exchange rate fluctuations	729	79	808
Net balance as of June 30, 2015	$55,398	$94,256	$149,654
Intangible assets, net
The carrying amounts of intangibles as of June 30, 2015 are as follows:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Exchange Rate Fluctuations	Net Carrying Amount	Useful Life (Years)
	(In thousands, except for years)
Customer relationships	$69,554	$(9,182)	$(94)	$60,278	5 - 30
Acquired technology	30,870	(4,967)	122	26,025	3 - 20
Trade names	8,052	(2,012)	2	6,042	1 - 12
Patents	1,879	(320)	—	1,559	2 - 20
Backlog	415	(42)	8	381	1.7
Total intangibles assets, net	$110,770	$(16,523)	$38	$94,285

The carrying amounts of intangibles as of December 31, 2014 are as follows:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Foreign currency exchange rate fluctuations	Net Carrying Amount	Useful Life (Years)

Customer relationships	$60,150	$(7,596)	$(323)	$52,231	5 - 30
Acquired technology	27,580	(4,068)	—	23,512	3 - 20
Trade names	7,110	(1,559)	(17)	5,534	3 - 12
Patents	1,655	(265)	—	1,390	2 - 20
Total intangibles assets, net	$96,495	$(13,488)	$(340)	$82,667
Amortization expense of intangible assets was $1.8 million and $1.1 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $3.1 million and $2.2 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

The estimated future amortization expenses for intangible assets are as follows:

June 30, 2015
(In thousands)
Remainder of 2015	$3,510
2016	6,599
2017	5,843
2018	5,463
2019	5,297
Thereafter	67,573
Total	$94,285

Note 8. Deferred Gross Profit
Deferred gross profit consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Sales of medication and supply dispensing systems including packaging equipment (1)	$55,304	$36,947
Less: cost of revenues, excluding installation costs	(18,633)	(8,389)
Total deferred gross profit	$36,671	$28,558
_________________________________________________

(1)	Delivered and invoiced, pending installation.

Note 9. Commitments
Lease commitments
We lease our buildings under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment.
The minimum future payments on non-cancelable operating leases are as follows:

June 30, 2015
(In thousands)
Remainder of 2015	$3,421
2016	6,557
2017	5,900
2018	5,487
2019	5,490
Thereafter	15,295
Total minimum future lease payments	$42,150

Purchase obligations
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These amounts are associated with agreements that are enforceable and legally binding. Our purchase obligations to our contract manufacturers and suppliers within the next year were $25.2 million as of June 30, 2015.

Note 10. Contingencies
Legal Proceedings
We are currently involved in various legal proceedings. As required under ASC 450, Contingencies, we accrue for contingencies when we believe that a loss is probable and that we can reasonably estimate the amount of any such loss. We have not recorded any accrual for contingent liabilities associated with the legal proceedings described below based on our belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. We believe that we have valid defenses with respect to legal proceedings pending against us. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
Pending legal proceedings as of June 30, 2015 are as follows:
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by Omnicell, as well as related state-law claims against Omnicell in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, we filed a Motion to Dismiss the Action. MV Circuit responded on January 29, 2015, and we replied in support of our Motion to Dismiss on February 17, 2015. On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss. Specifically, the Court granted Omnicell's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy).  The Court denied the Company's Motion to Dismiss with respect to Count 9 (fraud), Count 7 (fraudulent concealment) and Count 8 (negligent misrepresentation). We Answered the Complaint on April 8, 2015.  The Court held a Case Management Conference on April 22, 2015. At the Case Management Conference, the Court assigned this case to a “complex” track and ordered production of initial discovery regarding inventorship and sales of the relevant Omnicell products. No procedural schedule has been set. A status Conference with the court is scheduled for August 26, 2015. We intend to defend the matter vigorously.
On March 19, 2015, a putative class action lawsuit was filed against the Company and two executive officers in the U.S. District Court for the Northern District of California, captioned Nelson v. Omnicell, Inc., et al., Case No. 3:15-cv-01280-HSG.The complaint purported to assert claims on behalf of a class of purchasers of the Company’s stock between May 2, 2014 and March 2, 2015. It alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company believed that the claims had no merit and intended to defend the lawsuit vigorously. The Company and the individual defendants were not served with the complaint and on May 20, 2015, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice.
Note 11. Income Taxes
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 38.5% and 39.2% for the six months ended June 30, 2015 and June 30, 2014, respectively. The 2015 and 2014 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.
We recorded a gain of $3.4 million attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares. This gain was treated as a discrete item and excluded from profit-before-tax in calculating the annual effective tax rate for the six months ended June 30, 2015.
The federal research and development credits law, which was extended through December 31, 2014, retroactively has not been extended to the end of 2015. As a result the annual effect tax rate for the six months ended June 30, 2015 and 2014 did not consider the effect of the federal research and development tax credit.
Note 12. Stock Repurchases
In August 2012, our Board of Directors authorized a program (the "2012 Stock Repurchase Program") to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of December 31, 2014, and the remaining $4.9 million has been repurchased as of June 30, 2015 and the 2012 Stock Repurchase Program has concluded now. In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $20.1 million had been repurchased as of June 30, 2015. The 2014 Stock Repurchase Program has a total of $29.9 million remaining for future repurchases as of June 30, 2015, and the program has no expiration date.
During the six months ended June 30, 2015, we repurchased approximately 680 thousand shares under our stock repurchase programs.
The following table summarizes our stock repurchases:

	June 30, 2015	December 31, 2014
	(In thousands, except per share data)
Total number of shares repurchased	680	884
Dollar amount of shares repurchased	$25,020	$24,091
Average price paid per share	$36.74	$27.24

Note 13. Employee Benefits and Share-Based Compensation
Stock Based plans
For a detailed explanation of our stock plan and subsequent changes please refer to Note 16, Employee Benefits and Stock-Based Compensation, of our Annual Report on Form 10-K for the year ended December 31, 2014.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Cost of product and service revenues	$532	$264	$1,049	$532
Research and development	451	380	885	749
Selling, general and administrative	2,653	2,076	5,367	4,168
Total share-based compensation expense	$3,636	$2,720	$7,301	$5,449

The following weighted average assumptions are used to value share options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to our equity incentive plans for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Stock Option Plans
Expected life, years	5.04	4.77	5.04	4.79
Expected volatility, %	29.3%	35.9%	32.2%	35.4%
Risk free interest rate, %	1.51%	1.62%	1.58%	1.52%
Estimated forfeiture rate %	2.5%	2.5%	2.5%	2.5%
Dividend yield, %	—%	—%	—%	—%

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In thousands)
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	28.52%-37.53%	29.56%-39.84%	23.75%-35.67%	29.56%-39.84%
Risk free interest rate, %	0.03%-0.72%	0.03%-0.53%	0.03%-0.72%	0.03%-0.53%
Estimated forfeiture rate %	—%	—%	—%	—%
Dividend yield, %	—%	—%	—%	—%
Stock option and restricted stock activity
Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2015:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2014	2,672	$19.02	6.5
Granted	200	34.10
Exercised	(340)	15.54
Expired	(2)	15.57
Forfeited	(67)	23.30
Outstanding at June 30, 2015	2,463	$20.60	6.5	$42,138
Exercisable at June 30, 2015	1,425	$16.46	4.9	$30,277
Vested and expected to vest at June 30, 2015	2,435	$20.50	6.4	$41,919
_________________________________________________

(1)
Intrinsic value is calculated as the difference between the market value or closing price of our common stock as of the last trading day of the year as reported by the NASDAQ Global Select Market, and the exercise price of the option.

The weighted-average fair value per share of options granted during the three and six months ended June 30, 2015, was $10.09 and $10.61, respectively and the weighted-average fair value per share of options granted during the three and six months ended June 30, 2014 was $9.00 and $8.29, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2015 was $4.3 million and $6.7 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2014 was $5.3 million and $7.9 million, respectively.
As of June 30, 2015, total unrecognized compensation cost related to unvested stock options was $8.8 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.
Restricted stock activity

Restricted stock activity under the Company’s equity incentive plans in the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units (RSUs)
Outstanding at December 31, 2014	399	$24.00	1.5
Granted	65	34.19
Vested	(77)	21.57
Forfeited	(23)	22.35
Outstanding and unvested at June 30, 2015	364	$26.45	1.3	$13,714
Expected to vest at June 30, 2015	353		1.3	$13,329
The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2015 was $34.19, respectively. The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2014 was $26.46, respectively.
As of June 30, 2015, total unrecognized compensation expense related to RSUs was $8.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards (RSAs)
Outstanding at December 31, 2014	36	$26.47
Granted	37	36.05
Vested	(41)	26.47
Forfeited	(1)	27.65
Outstanding and unvested at June 30, 2015	31	$35.95
The weighted-average grant date fair value per share of RSAs granted during the six months ended June 30, 2015 was and $36.05.
As of June 30, 2015, total unrecognized compensation cost related to RSAs was $1.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-based restricted stock units activity
Performance-based restricted stock activity under the Company’s equity incentive plans in the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units (PSUs)
Outstanding at December 31, 2014	233	$17.96
Granted	60	29.56
Vested	(70)	18.91
Forfeited	(27)	14.69
Outstanding and unvested at June 30, 2015	196	$21.63

The weighted-average grant date fair value per share of PSUs granted during the six months ended June 30, 2015 and June 30, 2014 was $29.56 and $16.49, respectively. The total fair value of PSUs that vested during the six months ended June 30, 2015 and June 30, 2014 was $2.6 million and $2.1 million, respectively.
As of June 30, 2015, total unrecognized compensation cost related to PSUs was approximately $2.5 million, which is expected to be recognized over the remaining weighted-average period of 1.4 years.
Employee Stock Purchase Plan (ESPP) activity
The unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $2.2 million as of June 30, 2015, and is expected to be recognized over a weighted-average period of 0.1 years.
Summary of shares reserved for future issuance under equity incentive plans
We had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2015:

Number of Shares
(In thousands)
Share options outstanding	2,463
Restricted share awards outstanding	559
Shares authorized for future issuance	4,637
ESPP shares available for future issuance	3,393
Total shares reserved for future issuance as of June 30, 2015	11,052

Note 14. Segment Information
In the first quarter of 2015, we modified the segment presentation to reflect the changes in how our Chief Operating Decision Maker (“CODM”) reviews the segments and the overall business. With the increase in completed acquisitions in the last two years, we changed how the financial information was presented for CODM review to exclude general corporate-level costs that are not specific to either of the reporting segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
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
The two operating segments, which are the same as our reportable segments, are as follows:
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
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS Medication Technologies ("MTS"), Surgichem Limited ("Surgichem"), and under the Omnicell and Suremed brands. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities.

The following table summarizes the financial performance of our reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three Months Ended
	June 30, 2015			June 30, 2014
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$88,701	$24,087	$112,788	$84,702	$20,350	$105,052
Cost of revenues	39,403	15,923	55,326	35,992	13,020	49,012
Gross profit	49,298	8,164	57,462	48,710	7,330	56,040
Operating expenses	25,978	5,910	31,888	26,044	4,800	30,844
Income from segment operations	$23,320	$2,254	$25,574	$22,666	$2,530	$25,196
Corporate costs			13,150			12,638
Income from operations			$12,424			$12,558

	Six Months Ended
	June 30, 2015			June 30, 2014
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$181,480	$47,529	$229,009	$166,201	$40,615	$206,816
Cost of revenues	78,255	31,607	109,862	70,932	25,349	96,281
Gross profit	103,225	15,922	119,147	95,269	15,266	110,535
Operating expenses	54,567	12,251	66,818	51,146	9,451	60,597
Income from segment operations	$48,658	$3,671	$52,329	$44,123	$5,815	$49,938
Corporate costs			29,526			27,426
Income from operations			$22,803			$22,512
_________________________________________________
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and six months ended June 30, 2015 and three and six months ended June 30, 2014.
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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this quarterly report in greater detail in Part II - Section 1A “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report. You should also read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries.
Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Our Omnicell Automation and Analytics customers worldwide use our medication automation, supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety.
Omnicell Medication Adherence solutions, including the MTS, Suremed and Surgichem brands, provide innovative medication adherence packaging solutions that can help reduce costly hospital readmissions and enable institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 87% and 86% of our total revenues for the three and six months ended June 30, 2015, respectively, and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
Beginning in the first quarter of 2015, we have managed our business according to two product segments, Automation and Analytics and Medication Adherence.
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

Medication Adherence
The Medication Adherence segment primarily includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem, Suremed and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.
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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 69% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on four markets: the United Kingdom and Germany where we sell automation and analytics and medication adherence products through a direct sales team and automation and analytics products are now sold through a direct sales team with our acquisition of Avantec; Germany, where we sell medication adherence products through a direct sales team, Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place; and China, where we launched a Mandarin version of our automated dispensing systems in 2011. We have also expanded our sales efforts to medication adherence customers in the United States, which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014 and our acquisitions of Mach4 and Avantec in April 2015. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin

America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three-leg strategy of differentiated products, expansion into new markets, and acquisition and partnership in future periods will be based on, among other factors:

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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred service revenue of $42.6 million and $45.5 million as of June 30, 2015 and December 31, 2014, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
The growth in our Automation and Analytics revenue for the three and six months ended June 30, 2015 was driven primarily by our success in consistently growing the number of our customer installations. Installed customers in the United States grew to 1975 hospitals as of June 30, 2015 from 1886 hospitals as of June 30, 2014. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the three and six months ended June 30, 2015.
The growth in our Medication Adherence revenue was driven primarily by increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe for the three months ended June 30, 2015. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past year.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2015, we also intend to manage our business to operating profit margins similar to those achieved in 2014.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and six months ended June 30, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2015	2014	$	%
	(Dollars in thousands)
Product revenues	$89,154	$85,244	3,910	5%
Percentage of total revenues	79%	81%
Service and other revenues	23,634	19,808	3,826	19%
Percentage of total revenues	21%	19%
Total revenues	$112,788	$105,052	$7,736	7%
Product revenues represented 79% and 81% of total revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. Product revenues increased due to increased sales for Medication Adherence segment of $3.8 million. Product sales from our Automation and Analytics segment remained flat. The newly acquired companies Mach4 and Avantec contributed approximately $2.9 million to the product revenue of Automation and Analytics segment for the three months ended June 30, 2015.
Service and other revenues represented 21% and 19% of total revenues for the three months ended June 30, 2015 and June 30, 2014. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $3.9 million which is partially offset by a decrease in service revenues from Medication Adherence segment of less than $0.1 million. The newly acquired companies Mach4 and Avantec contributed approximately $1.3 million to the service revenue of Automation and Analytics segment for the three months ended June 30, 2015.
Our international sales represented 14% and 10% of total revenues for the three months ended June 30, 2015 and June 30, 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2015	2014	$	%
	(Dollars in thousands)
Product revenues	$183,263	$167,824	15,439	9%
Percentage of total revenues	80%	81%
Service and other revenues	45,746	38,992	6,754	17%
Percentage of total revenues	20%	19%
Total revenues	$229,009	$206,816	$22,193	11%
Product revenues represented 80% and 81% of total revenues for the six months ended June 30, 2015 and June 30, 2014, respectively. Product revenues increased due to increased sales for both our Automation and Analytics segment of $8.5 million and Medication Adherence segment of $6.9 million. The newly acquired companies Mach4 and Avantec contributed approximately $2.9 million to the Automation and Analytics segment for the six months ended June 30, 2015.
Service and other revenues represented 20% and 19% of total revenues for the six months ended June 30, 2015 and June 30, 2014, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $6.8 million. The newly acquired companies Mach4 and Avantec contributed approximately $1.3 million to the service revenue of Automation and Analytics segment for the three months ended June 30, 2015.
Our international sales represented 14% and 10% of total revenues for the six months ended June 30, 2015 and June 30, 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2015 compared to the same periods in 2014 as we fulfill our existing orders and based on our growth in bookings in 2014 and in the first six months of 2015, some of which will be recognized as revenue in 2015. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three Months Ended June 30,
			Change in
	2015	2014	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$88,701	$84,702	$3,999	5%
Percentage of total revenues	79%	81%
Medication Adherence	24,087	20,350	3,737	18%
Percentage of total revenues	21%	19%
Total revenues	$112,788	$105,052	$7,736	7%
The increase in Automation and Analytics revenues for the three months ended June 30, 2015 in comparison to the three months ended June 30, 2014 was due to increase in Service and other revenues of $3.9 million, $2.3 million of which was primarily due to higher service renewal fees driven primarily by an increase in installed customer base and as well as $1.3 million contributed by the newly acquired companies Mach4 and Avantec. The product revenues remained flat primarily due to delayed installations. Our installations in progress include a higher proportion of new and competitive conversion customers and larger installations. These installations take longer to install as the customers spend more time planning the installation, assuring interfaces to other computer systems used in the facility are fully tested, and in the training of their staff.
Medication Adherence revenues increased for the three months ended June 30, 2015 in comparison to the three months ended June 30, 2014 primarily due to an increase in product revenues of $3.8 million primarily driven by the inclusion of

Surgichem operations since its acquisition in August 2014. Service and other revenues decreased slightly by $0.1 million.

	Six Months Ended June 30,
		Change in
	2015	2014	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$181,480	$166,201	$15,279	9%
Percentage of total revenues	79%	80%
Medication Adherence	47,529	40,615	6,914	17%
Percentage of total revenues	21%	20%
Total revenues	$229,009	$206,816	$22,193	11%
The increase in Automation and Analytics revenues for the six months ended June 30, 2015 in comparison to the six months ended June 30, 2014 was due to an increase in product revenues of $8.5 million primarily due to the increase of $5.6 million in automation dispensing systems and related software sales, and $2.9 million from the newly acquired companies Mach4 and Avantec. Service and other revenues increased by $5.5 million primarily from higher service renewal fees driven mainly by an increase in installed customer base and $1.3 million due to the newly acquired companies Mach4 and Avantec.
Medication Adherence revenues increased for the six months ended June 30, 2015 in comparison to the six months ended June 30, 2014, primarily due to an increase in product revenues of $6.9 million primarily driven by the inclusion of Surgichem operations since its acquisition in August 2014. Service and other revenues remained relatively flat compared to the prior year.
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which accounts for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site, and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs and intangibles.

	Three Months Ended June 30,
			Change in
	2015	2014	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$39,403	$35,992	$3,411	9%
As a percentage of related revenues	44%	42%
Medication Adherence	15,923	13,020	2,903	22%
As a percentage of related revenues	66%	64%
Total cost of revenues	$55,326	$49,012	$6,314	13%
As a percentage of total revenues	49%	47%

Gross profit:
Automation and Analytics	$49,298	$48,710	$588	1%
Automation and Analytics gross margin	55%	57%
Medication Adherence	8,164	7,330	834	11%
Medication Adherence gross margin	35%	39%
Total gross profit	$57,462	$56,040	$1,422	3%
Total gross margin	51%	54%

	Six Months Ended June 30,
			Change in
	2015	2014	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$78,255	$70,932	$7,323	10%
As a percentage of related revenues	43%	42%
Medication Adherence	31,607	25,349	6,258	25%
As a percentage of related revenues	67%	62%
Total cost of revenues	$109,862	$96,281	$13,581	14%
As a percentage of total revenues	48%	47%

Gross profit:
Automation and Analytics	$103,225	$95,269	$7,956	8%
Automation and Analytics gross margin	57%	57%
Medication Adherence	15,922	15,266	656	4%
Medication Adherence gross margin	33%	38%
Total gross profit	$119,147	$110,535	$8,612	8%
Total gross margin	52%	53%
Automation and Analytics
Cost of Revenues. The increase in cost of revenues for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was $3.4 million. $2.5 million of which was attributable to product costs and $0.9 million attributable to service costs. Of the $2.5 million increase in product costs the newly acquired companies Mach4 and Avantec attributed $3.1 million. There was also a $0.9 million reduction in standard cost of goods sold for all other products not associated with the acquisitions and an increase of $0.3 million of product installation costs to support the higher upcoming revenues. Cost of service revenues increased by $0.4 million primarily due to an increase in costs related to the newly acquired companies Mach4 and Avantec.
The increase in cost of revenues for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was $7.3 million. $6.0 million of which was attributable to product costs and $1.3 million of which was attributable to service costs. Both increases were a result of higher volume of revenue. Of the $6.0 million increase in product costs the newly acquired companies Mach4 and Avantec attributed $3.1 million, $0.9 million is attributed to a different mixture of customers, products and overall growth in product sales, $1.3 million is attributable to more product installation costs associated with higher revenue, and $0.7 million is in other costs, primarily driven by software amortization.
Cost of service revenues increased by $1.3 million due to an increase in support headcount to service a larger installed base and to an increase of $0.5 million in expenses related to the newly acquired companies Mach4 and Avantec.
Gross profit for the three and six months ended June 30, 2015 increased compared to the three and six months ended June 30, 2014 as a result of increased revenue at consistent gross margin percentages, partially offset by lower gross margins from the newly acquired companies Mach4 and Avantec.
Medication Adherence
Cost of revenues increased by $2.6 million in product costs and $0.3 million in service costs. Product costs increased due to higher levels of revenue and due to higher production scrap rates and higher overtime costs. Cost of service sales increased by $0.3 million due to the seasonality of some expenses.
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
Operating Expenses and Income from Operations

	Three Months Ended June 30,
			Change in
	2015	2014	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$8,746	$6,471	$2,275	35%
As a percentage of total revenues	8%	6%
Selling, general and administrative	39,735	37,011	2,724	7%
As a percentage of total revenues	35%	35%
Gain on business combination	(3,443)	—	(3,443)	100%
As a percentage of total revenues
Total operating expenses	$45,038	$43,482	$1,556	4%
As a percentage of total revenues	40%	41%

Income from operations:
Automation and Analytics	$23,320	$22,666	$654	3%
Operating margin	21%	22%
Medication Adherence	2,254	2,530	(276)	(11)%
Operating margin	2%	2%
Corporate Expenses	13,150	$12,638	512	4%
Total income from operations	$12,424	$12,558	$(134)	(1)%
Total operating margin	11%	12%
Research and Development. The increase in research and development expenses of $2.3 million for the three months ended June 30, 2015 in comparison to three months ended June 30, 2014 was primarily driven by an increase in research and development expenses of $2.5 million in our Automation and Analytics segment which was primarily attributable to a $0.8 million increase in head-count, $0.8 million increase in tools and equipment expenses and personnel related costs and a $0.6 million increase in consulting expenses. The increase in research and development expenses in our Automation and Analytics was partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.3 million which was primarily driven by an increase in capitalized software costs due to the higher level of post-feasibility beta testing which therefore decreases our research and development expenses.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended June 30, 2015 in comparison to three months ended June 30, 2014 was primarily due to increases from our Automation and Analytics segment of $0.8 million, from our Medication Adherence segment of $1.4 million and increases in corporate expenses of $0.5 million. The increase in our Automation and Analytics segment was primarily attributable to the newly acquired companies Mach4 and Avantec by $1.0 million which was partially offset by decrease of $0.4 million in Group Purchasing Organization fees due to timing of collections and decrease in marketing expenses in international sales organization of $0.3 million. The increase from our Medication Adherence segment was the result of $1.0 million from the inclusion of Surgichem operations, with the remainder incurred from clinical studies and an increase in headcount specifically within our marketing and international departments.The increase in corporate expenses was primarily related to the investigation of a whistleblower claim of $0.4 million with the remainder to support the growing business.
Operating Income. Operating income from our Automation and Analytics segment increased $3.4 million due to a business combination gain recorded related to a step acquisition of Avantec which required that we re-measure our previously held 15% ownership interest to fair value and record the difference between the fair value and carrying value as a gain, offset by product and service revenues growing at a slower rate than cost of sales and operating expenses.
Operating income from our Medication Adherence segment decreased due to production inefficiencies and higher operating expenses.

	Six Months Ended June 30,
			Change in
	2015	2014	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$16,765	$12,592	$4,173	33%
As a percentage of total revenues	7%	6%
Selling, general and administrative	83,022	75,431	7,591	10%
As a percentage of total revenues	36%	36%
Gain on business combination	(3,443)	—	(3,443)	100%
As a percentage of total revenues	(2)%	—%
Total operating expenses	$96,344	$88,023	$8,321	9%
As a percentage of total revenues	42%	43%

Income from operations:
Automation and Analytics	$48,658	$44,123	$4,535	10%
Operating margin	21%	21%
Medication Adherence	3,671	5,815	(2,144)	(37)%
Operating margin	2%	3%
Corporate Expenses	29,526	27,426	2,100	8%
Total income from operations	$22,803	$22,512	$291	1%
Total operating margin	10%	11%
Research and Development. The increase in research and development expenses of $4.2 million for the six months ended June 30, 2015 in comparison to six months ended June 30, 2014 was primarily driven by increase in research and development expenses of $4.1 million in our Automation and Analytics which was primarily attributable to a $2.0 million increase in head-count, a $1.1 million increase in consulting expenses and $0.9 million increase in tools and equipment expenses. The research and development expenses remained flat for Medication Adherence segment.
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
Selling, General and Administrative. The increase in selling, general and administrative expenses for the six months ended June 30, 2015 in comparison to six months ended June 30, 2014 was primarily due to increases from our Automation and Analytics segment of $2.7 million, from our Medication Adherence segment of $2.8 million and increases in corporate expenses of $2.2 million. The increase in our Automation and Analytics segment was primarily attributable to the newly acquired companies Mach4 and Avantec by $1.0 million and $1.8 million in employee-related expenses due to increased staffing and higher year over year benefit costs. The increase from our Medication Adherence segment was the result of $2.0 million from the inclusion of Surgichem operations, with the remainder attributed to an increase in headcount specifically within our marketing and international departments. The increase in corporate expenses was primarily related to the investigation of a whistleblower claim of $1.9 million with the remainder to support the growing business.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2015; however this estimate could be impacted by ongoing business development activities and external macro-economic factors.
Operating Income. Operating income from our Automation and Analytics segment increased for the six months ended June 30, 2015 relative to the six months ended June 30, 2014 due to increased sales at consistent operating margins.
Operating income from our Medication Adherence segment decreased due to production inefficiencies and higher operating expenses.
Provision for Income Taxes

	Three Months Ended
			Change in
	June 30, 2015	June 30, 2014	$	%
	(Dollars in thousands)
Provision for income taxes	$3,201	$4,729	$(1,528)	(32)%

	Six Months Ended
			Change in
	June 30, 2015	June 30, 2014	$	%
	(Dollars in thousands)
Provision for income taxes	$6,745	$8,233	$(1,488)	(18)%
Effective tax rate on earnings	38%	39%
Our annual effective tax rate before discrete items was 38.5% and 39.2% for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the decrease in the state effective tax rate, offset by an increase in non-deductible equity charges and non-deductible transaction costs.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $88.0 million at June 30, 2015, compared to $125.9 million at December 31, 2014. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)

Cash	$27,925	$61,311
Cash equivalents	60,103	64,577
Total	$88,028	$125,888

Working Capital	$147,049	$171,054

Our ratio of current assets to current liabilities was 2.1:1 at June 30, 2015 compared to 2.5:1 at December 31, 2014.
We maintain a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time which provides for a $75 million revolving credit facility to be used for general corporate purposes, including future acquisitions. The Credit Agreement permits us to request one or more increases in the aggregate commitment provided such increases do not exceed $25 million in the aggregate.
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
As of June 30, 2015, we were in full compliance with all covenants, and there was no outstanding balance on the credit facility.

Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect the continued use of cash for potential acquisition and acquisition assessment activities.
Our 2014 Stock Repurchase Program has a total of $29.9 million remaining for future repurchases as of June 30, 2015, which may result in additional use of cash. See Note 12, Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. In accordance with the Avantec share purchase agreement, we may pay out potential earn-out payments of $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the agreement we also held back an amount of $1.8 million from the purchase consideration towards any future indemnification claims that we may make at the end of the 18-month period. Additional charges to the purchase price based on actual working capital at the time of acquisition generated a payable to the former owners of Avantec on June 30, 2015 of additional $1.8 million.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$10,190	$25,421
Investing activities	(33,741)	(13,033)
Financing activities	(14,476)	9,341
Effect of exchange rate changes on cash and cash equivalents	167	119
Net increase (decrease) in cash and cash equivalents	$(37,860)	$21,848
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $10.2 million for the six months ended June 30, 2015, primarily as a result of $15.1 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $12.0 million, share-based compensation expense, net of tax of $7.2 million and $3.4 million from our investment gain. This was offset by $19.6 million cash outflow from changes in assets and liabilities resulting primarily from an increase in accounts receivable of $27.7 million, due to increased product shipments late in the quarter, an increase in inventories of $9.6 million to support forecasted sales and from the acquisition of Mach4 and Avantec, a decrease in deferred service revenue of $2.9 million primarily due to the timing of service contracts renewals and a slight decrease in product sales and $1.7 million decrease in accrued compensation due to lower sales commissions. These amounts were partially offset by a decrease in the prepaid expenses of $8.2 million primarily due to commissions driven by higher bookings in the fourth quarter of 2014 compared to the current year to date period, an increase in deferred gross profit of $6.0 million due to timing of orders, shipments, and revenue being recognized for installed product, an increase in accrued liabilities of $5.8 million due to potential earn-out and contingent payments related to the Avantec Acquisition, a $1.4 million increase trade accounts payable due to growth in our business activities and a decrease in other assets of $1.5 million.
During the six months ended June 30, 2014, cash provided by operating activities consisted of net income of $14.0 million and non-cash charges of $16.3 million, offset by a $4.9 million decrease in net operating assets and liabilities. Our non-cash charges consisted primarily of depreciation and amortization of $9.4 million, stock-based compensation expense of $5.4 million, income tax benefits from employee stock plans of $3.1 million and deferred income taxes of $0.9 million, offset by $3.3 million in excess tax benefits from employee stock plans. The main attributes in the change in our net operating assets and liabilities were a $24.4 million increase in accounts receivable due to increased billing primarily from increased shipments of medication and supply cabinets, a $3.9 million decrease in accrued compensation primarily due to lower accrued commissions due to higher bookings in the fourth quarter of 2013 compared to the current year to date period, offset by a $10.8 million increase in deferred gross profit due to increase in products shipped but not yet installed, $2.6 million increase in deferred service revenues primarily due to increase in new third-party leases generated and billed, a $2.4 million increase primarily in trade accounts payable due to growth in our business activities, a $2.4 million increase in accrued liabilities due to growth in business activities, a $2.1 million decrease in prepaid expenses primarily due to decrease in commissions driven by higher bookings in the fourth quarter of 2013 compared to the June 30, 2014 year to date period, a $1.6 million decrease in other current assets and a $0.8 million increase in other long-term tax liabilities.
Investing activities
Net cash used in investing activities was $33.7 million for the six months ended June 30, 2015, primarily attributable to the acquisitions of Mach4 and Avantec in the amount of $23.7 million, purchases of property and equipment of $3.8 million and $6.1 million, respectively, for development of software for external use.
Net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of $7.3 million for purchases of property and equipment, primarily for software license and software upgrades, and $5.5 million expended for capitalized software development costs.
Financing activities
Net cash used by financing activities was $14.5 million for the six months ended June 30, 2015 as a result of $25.0 million in cash used for stock repurchases under our 2012 and 2014 Stock Repurchase Programs and $2.0 million in employees' taxes paid related to restricted stock units, partially offset by $9.4 million in proceeds from employee stock option exercises and employee stock plan purchases and $3.1 million in excess tax benefits from employee stock plans.
Net cash provided by financing activities during the six months ended June 30, 2014 consisted of $11.8 million in proceeds from employee stock option exercises and employee stock plan purchases and $3.3 million in excess tax benefits from employee stock plans, offset by $4.1 million in cash used for stock repurchases under our 2012 Stock Repurchase Program and $1.7 million in employee taxes paid related to restricted stock units.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2014.
We had $67.4 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of June 30, 2015 as follows:

	Payments Due by Period
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and Thereafter
	(In thousands)
Operating leases (1)	$42,150	$3,421	$12,457	$10,977	$15,295
Purchase obligations (2)	25,227	25,227	—	—	—
Total (3)	$67,377	$28,648	$12,457	$10,977	$15,295
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $7.0 million for uncertain tax positions under long-term liabilities as of June 30, 2015 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $7.0 million in uncertain tax position liabilities have not been included in the table above.

See Note 9, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We do not have any long-term borrowings. Our investments consist of cash and money market funds. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2015 was $2.2 million.
There have been no significant changes in our market risk exposures during the three and six months ended June 30, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2014.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2015.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson (through its acquisition of CareFusion Corporation, which includes Pyxis, Rowa, and PhACTs), Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), ARxIUM(through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG, which has entered into an agreement to be acquired by KUKA, WaveMark Inc., ParExcellence Systems, Inc., Vanas n.v., Lawson Software, Inc., Willach Pharmacy Solutions, DIH, Yuyama, Robopharma, Apostore, KlS and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of now part of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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
We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.*
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited and in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
Demand for our consumable medication packages is time-sensitive and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality packaging products, they may use alternative means to distribute medications to their customers.
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
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). Among other things, this legislation required the Secretary of Health and Human Services to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by "covered entities," which include pharmacies and other healthcare providers with which we do business.
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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase that was approved at our 2015 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
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
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.*

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or environmental impact. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe.

In addition, our information technology systems are potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue.
While we have implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the six months ended June 30, 2015, they may, in some periods, comprise up to 16% of our consumables revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $30.35 and $39.10 per share during the six months ended June 30, 2015. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, on March 19, 2015, a putative class action lawsuit was filed against Omnicell and two of our executive officers in the U.S. District Court for the Northern District of California purporting to assert claims on behalf of a class of purchasers of Omnicell stock between May 2, 2014 and March 2, 2015.  For additional information, see Note 11, Contingencies, in this quarterly report.
Circumstances may arise that could prevent the timely reporting of our financial information, which could harm our stock price and quotation on the NASDAQ Global Select Market.
On March 17, 2015, we announced that we were delaying the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 ( the "Annual Report" ) beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
Because we were unable to timely file the Annual Report, on March 18, 2015, we received an expected written notification (the “Notice”) from the NASDAQ OMX Group, Inc. (“Nasdaq”) indicating that Omnicell was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing, due to the delay in filing the Annual Report beyond the extended filing due date. Under the Nasdaq continued listing rules, we had 60 calendar days from the date of the letter to either file the Annual Report or submit a plan to regain compliance.
During the period between the date the Annual Report was due and the date of its filing, our stock price experienced some volatility. We have concluded the investigation causing the delay of the filing of the Annual Report. Even though the results of the investigation led the Company to determine that effective internal control over financial reporting was maintained in all material respects and that there are no changes required to be made to the Company’s Consolidated Financial Statements, we cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic financial reports, which could harm our stock price and, if such delay were to continue for a period of time, impact our continued listing on the NASDAQ Global Select Market.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.0 million as of June 30, 2015.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $19.98 per share as of June 30, 2015. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months ended June 30, 2015, we repurchased 0.7 million shares under our stock repurchase programs.
In August 2012, our Board of Directors authorized a program (the "2012 Stock Repurchase Program") to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased through December 31, 2014, and the remaining $4.9 million has been repurchased as of June 30, 2015. We have completed the 2012 Stock Repurchase Program. In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $20.1 million had been repurchased as of June 30, 2015. We expect to repurchase shares under the 2014 Stock Repurchase Program in future quarters. Our stock repurchase programs do not obligate us to acquire any specific number of shares, and shares may be repurchased in privately negotiated and/or open market transactions, including plans complying with Rule 10b5-1 of the Exchange Act. The 2014 Stock Repurchase Program has a total of $29.9 million remaining for future repurchases as of June 30, 2015, and the program has no expiration date.
Refer to Note 12, Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for information regarding our authorized stock repurchase programs.
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

OMNICELL, INC.
Date:	August 7, 2015	By:	/s/ ROBIN G. SEIM
Robin G. Seim, Chief Financial Officer and Executive Vice President Finance, International and Manufacturing

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2009 Equity Incentive Plan as amended	S-8	333-205465	10.1	7/2/2015

10.2*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	333-205465	10.2	7/2/2015

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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