Form 10-Q
period 2015-09-30
OMNICELL, Inc
filed 2015-11-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2015, there were 35,427,994 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.
Form 10-Q
Quarterly Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$57,757	$125,888
Accounts receivable, net of allowances of $1,733 and $1,279, respectively	115,680	82,763
Inventories	49,460	31,554
Prepaid expenses	17,698	23,518
Deferred tax assets	12,489	12,446
Other current assets	6,802	7,215
Total current assets	259,886	283,384
Property and equipment, net	34,026	36,178
Long-term net investment in sales-type leases	13,557	10,848
Goodwill	148,727	122,720
Intangible assets, net	92,042	82,667
Long-term deferred tax assets	1,513	1,144
Other long-term assets	26,971	23,273
Total assets	$576,722	$560,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,691	$19,432
Accrued compensation	15,224	19,874
Accrued liabilities	29,382	19,299
Deferred service revenue	26,168	25,167
Deferred gross profit	27,179	28,558
Total current liabilities	122,644	112,330
Deferred service revenue, long-term	18,436	20,308
Long-term deferred tax liabilities	32,320	30,454
Other long-term liabilities	11,782	7,024
Total liabilities	185,182	170,116
Commitments and contingencies (Notes 9 & 10)
Stockholders’ equity:
Common stock, $0.001 par value, 100,000 shares authorized; 44,548 and 43,540 shares issued; 35,403 and 35,816 shares outstanding, respectively	45	43
Treasury stock, at cost, 9,145 and 7,721 shares outstanding	(185,074)	(135,053)
Additional paid-in capital	485,919	457,436
Retained earnings	92,138	69,033
Accumulated other comprehensive income (loss)	(1,488)	(1,361)
Total stockholders’ equity	391,540	390,098
Total liabilities and stockholders’ equity	$576,722	$560,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share data)

Revenues:
Product	$100,941	$92,229	$284,204	$260,053
Services and other revenues	24,293	20,314	70,039	59,306
Total revenues	125,234	112,543	354,243	319,359
Cost of revenues:
Cost of product revenues	51,700	44,510	143,319	124,413
Cost of services and other revenues	9,831	8,487	28,074	24,865
Total cost of revenues	61,531	52,997	171,393	149,278
Gross profit	63,703	59,546	182,850	170,081
Operating expenses:
Research and development	9,176	7,078	25,941	19,670
Selling, general and administrative	40,668	38,871	123,690	114,302
Gain on business combination	—	—	(3,443)	—
Total operating expenses	49,844	45,949	146,188	133,972
Income from operations	13,859	13,597	36,662	36,109
Other income (expense), net	(646)	(706)	(1,635)	(1,003)
Income before provision for income taxes	13,213	12,891	35,027	35,106
Provision for income taxes	5,177	5,591	11,922	13,824
Net income	$8,036	$7,300	$23,105	$21,282
Net income per share:
Basic	$0.22	$0.20	$0.64	$0.60
Diluted	$0.22	$0.20	$0.63	$0.58
Weighted-average shares outstanding:
Basic	35,806	35,994	35,983	35,634
Diluted	36,613	36,832	36,870	36,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands)

Net income	$8,036	$7,300	$23,105	21,282
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(1,555)	(669)	(127)	(550)
Other comprehensive loss	(1,555)	(669)	(127)	(550)
Comprehensive income	$6,481	$6,631	$22,978	$20,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$23,105	$21,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,457	14,705
Loss on disposal of fixed assets	114	221
Gain on business combination	(3,443)	—
Provision for receivable allowance	542	850
Share-based compensation expense	11,267	8,610
Income tax benefits from employee stock plans	3,838	4,065
Excess tax benefits from employee stock plans	(3,942)	(4,456)
Provision for excess and obsolete inventories	317	450
Deferred income taxes	(2,235)	1,307
Changes in operating assets and liabilities:
Accounts receivable, net	(26,132)	(35,028)
Inventories	(13,215)	1,301
Prepaid expenses	5,937	1,015
Other current assets	1,019	1,412
Net investment in sales-type leases	(3,220)	677
Other long-term assets	247	360
Accounts payable	(127)	5,420
Accrued compensation	(5,003)	(6,533)
Accrued liabilities	4,608	(416)
Deferred service revenue	(4,199)	2,650
Deferred gross profit	(1,170)	15,585
Other long-term liabilities	(833)	838
Net cash provided by operating activities	5,932	34,315
Investing Activities
Acquisition of intangible assets, intellectual property and patents	(331)	(236)
Software development for external use	(9,445)	(7,925)
Purchases of property and equipment	(6,081)	(10,151)
Business acquisitions, net of cash acquired	(25,455)	(19,749)
Net cash used in investing activities	(41,312)	(38,061)
Financing Activities
Proceeds from issuances under stock-based compensation plans	15,665	18,157
Employees' taxes paid related to restricted stock units	(2,285)	(2,023)
Common stock repurchases	(50,021)	(17,052)
Excess tax benefits from employee stock plans	3,942	4,456
Net cash (used) provided by financing activities	(32,699)	3,538
Effect of exchange rate changes on cash and cash equivalents	(52)	(136)
Net decrease in cash and cash equivalents	(68,131)	(344)
Cash and cash equivalents at beginning of period	125,888	104,531
Cash and cash equivalents at end of period	$57,757	$104,187

Supplemental cash flow information
Cash paid for interest	$94	$—

Cash paid for taxes, net of refunds	$7,027	$—
Supplemental disclosing of non-cash investing activities
Unpaid property and equipment purchases	$554	$444
Non-cash activity business acquisition	$7,386	$860
Treasury stock in accrued liabilities	$—	$2,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2015 and December 31, 2014, the results of their operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and September 30, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015. Our results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On April 21, 2015, we completed the acquisition of Mach4 Automatisierungstechnik GmbH (“Mach4”), a privately held German limited liability company with registered office in Bochum, Germany. On April 30, 2015, we acquired the remaining 85% of the issued and outstanding ordinary shares of Avantec Healthcare Limited (“Avantec”) not already held by Omnicell. The consolidated financial statements include the results of operations of Mach4 and Avantec commencing as of their respective acquisition dates.
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
Concentration of credit risk
Financial instruments that may potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of our accounts receivable are derived from sales to customers for commercial applications. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. We maintain reserves for potential credit losses. Our products are broadly distributed and there were no customers that accounted for more than 10% of our accounts receivable as of September 30, 2015 and December 31, 2014. We believe that we have no significant concentrations of credit risk as of September 30, 2015.
Significant accounting policies
There have been no material changes in our significant accounting policies for the three and nine months ended September 30, 2015, as compared to the significant accounting policies described in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date for the ASU would have required the Company to adopt the standard beginning in its first quarter of fiscal year 2017. In July 2015, the FASB voted to amend ASU No. 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in its first quarter of fiscal year 2018. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial position or results of operations.

There was no other recently issued authoritative guidance that has a material impact on our Condensed Consolidated Financial Statements through the reporting date.
Note 2. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares, less shares repurchased, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. The anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive.
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$8,036	$7,300	$23,105	$21,282
Weighted-average shares outstanding — basic	35,806	35,994	35,983	35,634
Dilutive effect of employee stock plans	807	838	887	983
Weighted-average shares outstanding — diluted	36,613	36,832	36,870	36,617
Net income per share — basic	$0.22	$0.20	$0.64	$0.60
Net income per share — diluted	$0.22	$0.20	$0.63	$0.58
Anti-dilutive weighted-average shares related to stock award plans	478	427	380	364

Note 3. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of September 30, 2015 and December 31, 2014 includes cash and money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
The cash and cash equivalents at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Cash	$17,649	$61,311
Money market fund	40,108	64,577
Total cash and cash equivalents	$57,757	$125,888
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$40,108	$—	$—	$40,108
Derivative contracts	—	17	—	17
Total financial assets	$40,108	$17	$—	$40,125
Contingent consideration liability	—	—	5,572	5,572
Total financial Liabilities	$—	$—	$5,572	$5,572

The significant unobservable inputs used in the fair value measurement of the contingent consideration classified as level 3 above are the achievement of booking targets and the discount rate. We did not hold any Level 3 assets or liabilities as of December 31, 2014.
There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2015 and September 30, 2014.
The following table represents the fair value hierarchy of the Company’s financial asset measured at fair value as of December 31, 2014:

	Level 1	Level 2	Total
	(In thousands)
Money market fund	$64,577	$—	$64,577
Total financial assets	$64,577	$—	$64,577
The Company had no financial liabilities measured at fair value at December 31, 2014.
Net investment in sales-type leases. The carrying amount of our sales-type lease receivables is a reasonable estimate of fair value as the unearned interest income is immaterial.
Foreign Currency Risk Management
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound and Euro. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Condensed Consolidated Balance Sheets. The derivative instruments we use to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Condensed Consolidated Statements of Operations. We do not enter into derivative contracts for trading purposes.
The aggregate notional amounts of our outstanding foreign exchange contracts as of September 30, 2015 were $1.8 million. The aggregate fair value of these outstanding foreign exchange contracts as of September 30, 2015 were less than $0.1 million. We did not have any outstanding foreign exchange contracts as of December 31, 2014.

Note 4. Balance Sheet Components

	September 30, 2015	December 31, 2014
	(In thousands)
Inventories:
Raw materials	$11,027	$8,254
Work in process	2,238	64
Finished goods	36,195	23,236
Total inventories	$49,460	$31,554

Property and equipment:
Equipment	$44,448	$42,829
Furniture and fixtures	5,903	5,689
Leasehold improvements	9,064	8,701
Purchased software	29,770	28,920
Construction in progress	4,902	1,538
Property and equipment, gross	94,087	87,677
Accumulated depreciation and amortization	(60,061)	(51,499)
Total property and equipment, net	$34,026	$36,178

Other long term assets:
Capitalized software, net	$24,838	$19,643
Other assets	2,133	3,630
Total other long term assets, net	$26,971	$23,273

Accrued liabilities:
Rebates and lease buyouts	$4,603	$6,512
Advance payments from customers	7,567	4,834
Group purchasing organization fees	3,437	3,475
Taxes payable	3,574	2,181
Other accrued liabilities	10,201	2,297
Total accrued liabilities	$29,382	$19,299

Note 5. Net Investment in Sales-Type Leases
On recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these type of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Net minimum lease payments to be received	$20,731	$17,616
Less: unearned interest income portion	(1,000)	(1,131)
Net investment in sales-type leases	19,731	16,485
Less: short-term portion*	(6,174)	(5,637)
Long-term net investment in sales-type leases	$13,557	$10,848
* The short-term portion of the net investments in sales-type leases are included in the Other current assets on the Condensed Consolidated Balance Sheets.
We evaluate our sales-type leases individually and collectively for impairment, and recorded $0.1 million collective allowance for credit losses as of September 30, 2015 and $0.2 million as of December 31, 2014.
At September 30, 2015, the future minimum lease payments under sales-type leases are as follows:

September 30, 2015
Year ended December 31,	(In thousands)
Remaining three months of 2015	$1,774
2016	6,454
2017	5,428
2018	3,808
2019	2,188
Thereafter	1,079
Total	$20,731

Note 6. Business Acquisitions
Mach4 Acquisition
On April 21, 2015, we completed the acquisition of Mach4, a privately held German limited liability company with its registered office in Bochum, Germany pursuant to a share purchase agreement (the “Mach4 Agreement”), under which Omnicell International, Inc., a wholly-owned subsidiary of Omnicell Inc., purchased the entire issued share capital of Mach4 (the “Mach4 Acquisition”).
Mach4 manufactures robotic dispensing systems used by retail and hospital pharmacies and the Mach4 acquisition provides Omnicell with a more robust product offering that is intended to be leveraged to create opportunities to sell additional Omnicell medication cabinets. The robotic storage and dispensing product offering provides Omnicell with a solution to better compete for international market share.
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
Avantec Acquisition
On April 30, 2015, we completed the acquisition of Avantec, the privately-held distributor of Omnicell’s products in the United Kingdom, pursuant to a share purchase agreement (the “Avantec Agreement”). Pursuant to the Avantec Agreement, we acquired the remaining 85% of issued and outstanding ordinary shares of Avantec that was not previously owned by the Company. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and had been the exclusive distributor of our medication and supply automation solutions since 2005 in the United Kingdom.

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
The fair value of the contingent consideration liability related to Avantec is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of operation. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the achievement of booking targets and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.
Prior to the Avantec Acquisition, we accounted for our 15% ownership interest in Avantec as an equity-method investment. The Avantec acquisition -date carrying book value of our previous equity interest was $1.3 million. This transaction was accounted for as a step acquisition, which required us to re-measure our previously held 15% ownership interest to fair value and record the difference between the fair value and carrying value as a gain. The fair value of the equity investment was determined to be $4.7 million which resulted in a gain of $3.4 million that was recorded in operating income in our Condensed Consolidated Statement of Operations in the three months ended June 30, 2015.
Both of the above acquired companies are included in our Automation and Analytics segment.
We accounted for the transactions above under the provisions of FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, the estimated fair value of the consideration transferred to purchase the acquired companies is allocated to the assets acquired and the liabilities assumed based on their respective fair values. We have made significant estimates and assumptions in determining the allocation of the acquisition consideration.
The purchase price allocations are subject to certain post-closing working capital adjustments for the acquired current assets and current liabilities of both acquisitions at their respective acquisition dates. The total consideration and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment for each.
Our preliminary allocation of the total purchase price for each transaction is summarized below:

	Mach4	Avantec	Total
	(In thousands)
Cash	$397	$3,392	$3,789
Accounts receivable	3,743	3,607	7,350
Inventory	3,580	1,428	5,008
Deferred tax assets and other current assets	368	89	457
Total current assets	8,088	8,516	16,604
Property and equipment	463	—	463
Intangibles	7,710	6,341	14,051
Goodwill	10,539	15,606	26,145
Other non-current assets	52	—	52
Total assets	26,852	30,463	57,315
Current liabilities	3,684	4,125	7,809
Non-current deferred tax liabilities	2,564	1,269	3,833
Deferred service revenue and gross profit	2,314	928	3,242
Other non-current liabilities	1,056	—	1,056
Total purchase price	$17,234	$24,141	$41,375
Total purchase price, net of cash received	$16,837	$20,749	$37,586

Identifiable intangible assets

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are as follows:

	Mach4		Avantec
	Fair value	Weighted average useful life	Fair value	Weighted average useful life
	(In thousands)	(In years)	(In thousands)	(In years)
Developed technology	$3,290	8	$—	—
Trade name	850	6	92	2
Customer relationships	3,570	11-12	5,834	12
Backlog	—	—	415	2
Total purchased intangible assets	$7,710		$6,341
Developed technology represents completed technology that has reached the technological feasibility and/or is currently offered for sale to Mach4 customers. The fair value is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. A royalty rate of 5.0% was used to value the developed technology. The after-tax cash flows were discounted to present value utilizing a 17.5% discount rate, which is based on our company-wide required return for this acquisition plus a discount of 1.5% to account for the unique riskiness of the asset. The developed technology had a fair value of $3.3 million and had an estimated economic life of eight years based on estimated technological obsolescence and is being amortized on an accelerated basis.
Trade name represents the fair value brand recognition that was determined using the relief-from-royalty method under the income approach. A royalty rate of 1.0% and 2.0% was used to value the trade names of Avantec and Mach4, respectively. The value of trade names of $0.1 million for Avantec is being amortized on straight-line method and $0.9 million for Mach4 is being amortized on an accelerated basis.
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
The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2015 and fiscal 2014 as if Mach4 and Avantec had been acquired on January 1, 2014. The unaudited estimated pro forma information combines the historical results of Mach4 and Avantec with our consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2014. Additionally, the pro forma financial information does not include the impact of possible business model changes between Mach4, Avantec and the Company. We expect to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Nine months ended September 30,
	2015	2014
	(In thousands, except per share data)
Pro forma net revenues	$361,217	$340,915
Pro forma net income	$23,742	$22,511
Pro forma net income per share basic	$0.66	$0.63
Pro forma net income per share diluted	$0.64	$0.61

Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2014	$28,543	$94,177	$122,720
Goodwill acquired - Mach4	10,539	—	10,539
Goodwill acquired - Avantec	15,606	—	15,606
Foreign currency exchange rate fluctuations	194	(332)	(138)
Net balance as of September 30, 2015	$54,882	$93,845	$148,727
Intangible assets, net
The carrying amounts of intangibles as of September 30, 2015 are as follows:

	September 30, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,520	$(10,317)	$(355)	$58,848	5 - 30
Acquired technology	30,991	(5,534)	14	25,471	3 - 20
Trade names	8,069	(2,289)	(6)	5,774	1 - 12
Patents	1,986	(342)	—	1,644	2 - 20
Backlog	424	(105)	(14)	305	1.7
Total intangibles assets, net	$110,990	$(18,587)	$(361)	$92,042

The carrying amounts of intangibles as of December 31, 2014 were as follows:

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

Customer relationships	$60,150	$(7,596)	$(323)	$52,231	5 - 30
Acquired technology	27,580	(4,068)	—	23,512	3 - 20
Trade names	7,110	(1,559)	(17)	5,534	3 - 12
Patents	1,655	(265)	—	1,390	2 - 20
Total intangibles assets, net	$96,495	$(13,488)	$(340)	$82,667
Amortization expense of intangible assets was $2.0 million and $1.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $5.1 million and $3.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
The estimated future amortization expenses for intangible assets are as follows:

September 30, 2015
Year ended December 31,	(In thousands)
Remaining three months of 2015	$1,919
2016	6,849
2017	6,034
2018	5,546
2019	5,262
Thereafter	66,432
Total	$92,042

Note 8. Deferred Gross Profit
Deferred gross profit consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Sales of medication and supply dispensing systems including packaging equipment (1)	$44,158	$36,947
Less: cost of revenues, excluding installation costs	(16,979)	(8,389)
Total deferred gross profit	$27,179	$28,558
_________________________________________________

(1)	Delivered and invoiced, pending installation.

Note 9. Commitments
Lease commitments
We lease office space and office equipment under operating leases. At September 30, 2015, future minimum lease payments under such operating leases were as follows:

September 30, 2015
(In thousands)
Remaining three months of 2015	$1,751
2016	6,526
2017	5,885
2018	5,490
2019	5,481
Thereafter	15,216
Total minimum future lease payments	$40,349

Purchase obligations
During the course of the business, we issue purchase orders based on our current manufacturing needs.  At September 30, 2015, we had non-cancelable purchase commitments of $28.8 million, which are expected to be paid within the next twelve months.

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
Pending legal proceedings as of September 30, 2015 are as follows:
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by Omnicell, as well as related state-law claims against Omnicell in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, we filed a Motion to Dismiss the Action. MV Circuit responded on January 29, 2015, and we replied in support of our Motion to Dismiss on February 17, 2015. On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss. Specifically, the Court granted Omnicell's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy).  The Court denied the Company's Motion to Dismiss with respect to Count 9 (fraud), Count 7 (fraudulent concealment) and Count 8 (negligent misrepresentation). Omnicell filed an Answer to the Complaint on April 8, 2015.  Following an initial Case Management Conference on April 22, 2015, the Court ordered MV Circuit and Omnicell to make a limited initial production of documents.  The parties completed this initial document production and held further conference calls with the Court on September 16 and October 19, 2015 to discuss a potential settlement.  The parties are continuing settlement negotiations and a follow-up teleconference with the Court is scheduled for November 18, 2015.  No case schedule has been set.
Note 11. Income Taxes
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 39.3% and 40.5% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The nine months ended September 30, 2015 and 2014 annual effective tax rate differed from the statutory rate of 35.0% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.
We recorded a gain of $3.4 million attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares. This gain was treated as a discrete item and excluded from profit-before-tax in calculating the annual effective tax rate for the nine months ended September 30, 2015.
The federal research and development credit law, which was extended through December 31, 2014, retroactively has not been extended to the end of 2015. As a result the annual effect tax rate for the nine months ended September 30, 2015 and 2014 did not consider the effect of the federal research and development tax credit.
As of September 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $7.1 million and $5.9 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of September 30, 2015 and December 31, 2014, the amount of accrued interest and penalties was immaterial.
As of September 30, 2015, the calendar years 2011 and thereafter are open and are subject to potential examination in one or more jurisdictions. However, because all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized, our federal and California tax years remain open from 1996 and 1992, respectively. We have been contacted for audit by the Internal Revenue Service for tax years 2011, 2012 and 2013.
Although we believe we have adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.

Note 12. Stock Repurchases
In August 2012, our Board of Directors authorized a program (the "2012 Stock Repurchase Program") to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of December 31, 2014, and the remaining $4.9 million has been repurchased as of the second quarter of 2015 and the 2012 Stock Repurchase Program was concluded. In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of September 30, 2015. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of September 30, 2015, and the program has no expiration date.
During the nine months ended September 30, 2015, we repurchased approximately 1,424 thousand shares under our stock repurchase programs.
The following table summarizes our stock repurchases:

	September 30, 2015	December 31, 2014
	(In thousands, except per share data)
Total number of shares repurchased	1,424	884
Dollar amount of shares repurchased	$50,020	$24,091
Average price paid per share	$35.13	$27.24

Note 13. Employee Benefits and Share-Based Compensation
Stock based plans
For a detailed explanation of our stock plans and subsequent changes please refer to Note 16, Employee Benefits and Stock-Based Compensation, of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in our Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Cost of product and service revenues	$581	$441	$1,630	$973
Research and development	587	407	1,472	1,156
Selling, general and administrative	2,798	2,313	8,165	6,481
Total share-based compensation expense	$3,966	$3,161	$11,267	$8,610

The following weighted average assumptions are used to value share options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to our equity incentive plans for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except percentages)
Stock Option Plans
Expected life, years	5.04	4.81	5.04	4.80
Expected volatility, %	29.3%	34.1%	31.1%	35.1%
Risk free interest rate, %	1.73%	1.70%	1.63%	1.56%
Estimated forfeiture rate %	2.5%	2.5%	2.5%	2.5%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(In thousands, except percentages)
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	25.79-34.36%	29.56-39.69%	25.79-37.53%	29.56-42.16%
Risk free interest rate, %	0.12-0.79%	0.03-0.53%	0.03-0.79%	0.03-0.53%
Estimated forfeiture rate %	—%	—%	—%	—%
Dividend yield, %	—%	—%	—%	—%
Stock option and restricted stock activity
Stock options activity
The following table summarizes the stock option activity under the Company’s equity incentive plans during the nine months ended September 30, 2015:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2014	2,672	$19.02	6.5
Granted	322	34.90
Exercised	(494)	15.90
Expired	(2)	15.72
Forfeited	(81)	23.82
Outstanding at September 30, 2015	2,417	$21.61	6.5	$24,341
Exercisable at September 30, 2015	1,368	$16.73	4.8	$19,660
Vested and expected to vest at September 30, 2015 and thereafter	2,390	$21.50	6.4	$24,293
_________________________________________________

(1)
Intrinsic value is calculated as the difference between the market value or closing price of our common stock as of the last trading day of the period as reported by the NASDAQ Global Select Market, and the exercise price of the option.

The weighted-average fair value per share of options granted during the three and nine months ended September 30, 2015, was $10.51 and $10.57, respectively, and the weighted-average fair value per share of options granted during the three and nine months ended September 30, 2014 was $8.51 and $8.78, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $3.1 million and $9.7 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $2.5 million and $10.4 million, respectively.
As of September 30, 2015, total unrecognized compensation cost related to unvested stock options was $9.0 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Restricted stock activity
Restricted stock activity under the Company’s equity incentive plans in the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units (RSUs)
Outstanding at December 31, 2014	399	$24.00	1.5
Granted	131	34.72
Vested	(99)	21.51
Forfeited	(29)	23.79
Outstanding and unvested at September 30, 2015	402	$28.10	1.3	$12,503
Expected to vest after September 30, 2015	392		1.2	$12,181
The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2015 and September 30, 2014 was $34.72 and and $25.16, respectively.
As of September 30, 2015, total unrecognized compensation expense related to RSUs was $9.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards (RSAs)
Outstanding at December 31, 2014	36	$26.47
Granted	37	36.05
Vested	(41)	26.47
Forfeited	(1)	27.65
Outstanding and unvested at September 30, 2015	31	$35.95
The weighted-average grant date fair value per share of RSAs granted during the nine months ended September 30, 2015 was and $36.05.
As of September 30, 2015, total unrecognized compensation cost related to RSAs was $0.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.7 years.
Performance-based restricted stock unit activity
Performance-based restricted stock activity under our equity incentive plans in the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units (PSUs)
Outstanding at December 31, 2014	233	$17.96
Granted	60	29.56
Vested	(70)	18.91
Forfeited	(27)	14.69
Outstanding and unvested at September 30, 2015	196	$21.63

The weighted-average grant date fair value per share of PSUs granted during the nine months ended September 30, 2015 and September 30, 2014 was $29.56 and $14.36, respectively. The total fair value of PSUs that vested during the nine months ended September 30, 2015 and September 30, 2014 was $2.6 million and $2.1 million, respectively.
As of September 30, 2015, total unrecognized compensation cost related to PSUs was approximately $2.0 million, which is expected to be recognized over the remaining weighted-average period of 1.1 years.
Employee Stock Purchase Plan (ESPP) activity
The unrecognized compensation cost related to the shares to be purchased under our ESPP was approximately $2.1 million as of September 30, 2015, and is expected to be recognized over a weighted-average period of 0.1 years.
Summary of shares reserved for future issuance under equity incentive plans
We had the following ordinary shares reserved for future issuance under our equity incentive plans as of June 30, 2015:

Number of Shares
(In thousands)
Share options outstanding	2,417
Restricted share awards outstanding	629
Shares authorized for future issuance	4,402
ESPP shares available for future issuance	3,251
Total shares reserved for future issuance as of September 30, 2015	10,699

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

The following table summarizes the financial performance of our reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three Months Ended
	September 30, 2015			September 30, 2014
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$102,967	$22,267	$125,234	$89,547	$22,996	$112,543
Cost of revenues	45,668	15,863	61,531	38,412	14,585	52,997
Gross profit	57,299	6,404	63,703	51,135	8,411	59,546
Operating expenses	30,628	6,070	36,698	27,420	4,822	32,242
Income from segment operations	$26,671	$334	$27,005	$23,715	$3,589	$27,304
Corporate costs			13,146			13,707
Income from operations			$13,859			$13,597

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$284,447	$69,796	$354,243	$255,748	$63,611	$319,359
Cost of revenues	123,923	47,470	171,393	109,344	39,934	149,278
Gross profit	160,524	22,326	182,850	146,404	23,677	170,081
Operating expenses	85,195	18,321	103,516	78,566	14,273	92,839
Income from segment operations	$75,329	$4,005	$79,334	$67,838	$9,404	$77,242
Corporate costs			42,672			41,133
Income from operations			$36,662			$36,109
_________________________________________________
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014.
Note 15. Subsequent Events
On October 29, 2015, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Aesynt Holding, L.P., Aesynt, Ltd. (together with Aesynt Holding, L.P., the “Sellers”) and Aesynt Coöperatief U.A. (“Aesynt”). Pursuant to the terms and conditions of the Securities Purchase Agreement, we will acquire from the Sellers, and the Sellers will sell to Omnicell, all of the outstanding interests of Aesynt on the closing date (such acquisition, the “Aesynt Acquisition”). Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, IV sterile preparation robotics and software, including software related to medication management. The contemplated total aggregate consideration is $275.0 million, in cash, plus cash on hand at signing minus indebtedness at close, or approximately $217.5 million, subject to certain adjustments at closing as provided for in the Securities Purchase Agreement. The closing of the acquisition is subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act ("HSR") of 1976, as amended.
In connection with the Securities Purchase Agreement, we entered into a commitment letter with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and, together with Wells Fargo Bank, the “Commitment Parties”) on October 29, 2015, pursuant to which Wells Fargo Bank has committed to provide $300.0 million of senior secured credit facilities consisting of (a) a $200.0 million term loan facility, and (b) a $100.0 million revolving credit facility (collectively, the “Senior Credit Facilities”), a portion of which, together with our existing cash on hand, would be used to (i) refinance the loans under our existing senior secured credit facility, if any, and Aesynt’s existing senior secured credit facility, (ii) pay the purchase price for the Aesynt Acquisition, and (iii) pay any fees and expenses incurred in connection with any of the foregoing. The commitment to provide the loans under the Senior Credit Facilities is subject to certain conditions, including the negotiation of definitive documentation for the Senior Credit Facilities and other customary closing conditions.

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

We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 83% and 84% of our total revenues for the three and nine months ended September 30, 2015, respectively, and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
Beginning in the first quarter of 2015, we have managed our business according to two operating segments, Automation and Analytics and Medication Adherence.
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
Medication Adherence
The Medication Adherence segment primarily includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem, SureMed and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.
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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgraded product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product refresh has been a key contributor to our growth, with 73%

of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: the United Kingdom and Germany where we sell automation and analytics and medication adherence products through a direct sales team; Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place; and China, where we launched a Mandarin version of our automated dispensing systems in 2011. We have also expanded our sales efforts to medication adherence customers in the United States, which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, and our acquisitions of Mach4 and Avantec in April 2015. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred service revenue of $44.6 million and $45.5 million as of September 30, 2015 and December 31, 2014, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
The growth in our Automation and Analytics revenue for the three and nine months ended September 30, 2015 was driven primarily by our success in consistently growing the number of our customer installations. Installed customers in the United States grew to 2,023 hospitals as of September 30, 2015 from 1,886 hospitals as of September 30, 2014. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the nine months ended September 30, 2015.
The growth in our Medication Adherence revenue for the nine months ended September 30, 2015 was driven primarily by the inclusion of Surgichem operations which was acquired in August 2014 and increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past year.
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
Pending Aesynt Acquisition
On October 29, 2015, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Aesynt Holding, L.P., Aesynt, Ltd. (together with Aesynt Holding, L.P., the “Sellers”) and Aesynt Coöperatief U.A. (“Aesynt”). Pursuant to the terms and conditions of the Securities Purchase Agreement, we will acquire from the Sellers, and the Sellers will sell to us, all of the outstanding interests of Aesynt on the closing date (such acquisition, the “Aesynt Acquisition”). Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, IV sterile preparation robotics and software, including software related to medication management. The contemplated total aggregate consideration is $275.0 million, in cash, plus cash on hand at signing minus indebtedness at close, or approximately $217.5 million, subject to certain adjustments at closing as provided for in the Securities Purchase Agreement. The closing of the Aesynt Acquisition is subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.
In connection with the Securities Purchase Agreement, we entered into a commitment letter with Wells Fargo Bank, National Association (“Wells Fargo Bank”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and, together with Wells Fargo Bank, the “Commitment Parties”) on October 29, 2015, pursuant to which Wells Fargo Bank has committed to provide $300.0 million of senior secured credit facilities consisting of (a) a $200.0 million term loan facility, and (b) $100.0 million revolving credit facility (collectively, the “Senior Credit Facilities”), a portion of which, together with our existing cash on hand, would be used to (i) refinance the loans under Omnicell’s existing senior secured credit facility, if any, and Aesynt’s existing senior secured credit facility, (ii) pay the purchase price for the Aesynt Acquisition, and (iii) pay any fees and expenses incurred in connection with any of the foregoing. The commitment to provide the loans under the Senior Credit Facilities is subject to certain conditions, including the negotiation of definitive documentation for the Senior Credit Facilities and other customary closing conditions.

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

There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2015 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014.
Recently issued authoritative guidance
Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended September 30,
			Change in
	2015	2014	$	%
	(Dollars in thousands)
Product revenues	$100,941	$92,229	8,712	9%
Percentage of total revenues	81%	82%
Service and other revenues	24,293	20,314	3,979	20%
Percentage of total revenues	19%	18%
Total revenues	$125,234	$112,543	$12,691	11%
Product revenues represented 81% and 82% of total revenues for the three months ended September 30, 2015 and September 30, 2014, respectively. Product revenues increased due to increased sales for Automation and Analytics segment of $9.5 million, partially offset by the decrease of $0.8 million in our Medication Adherence segment. The increase in our Automation and Analytics segment is attributed to larger orders received from our customers and the newly acquired companies Mach4 and Avantec, which contributed approximately $4.7 million to the increase in the product revenue compared to three months ended September 30, 2014. The decrease in Medication Adherence segment is attributed to lower sales in the consumable and equipment product sales compared to the three months ended September 30, 2014.
Service and other revenues represented 19% and 18% of total revenues for the three months ended September 30, 2015 and September 30, 2014, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $3.9 million. The newly acquired companies Mach4 and Avantec contributed approximately $2.0 million to the service revenue of Automation and Analytics segment for the three months ended September 30, 2015. Service and other revenues from Medication Adherence segment increased $0.1 million for the three months ended September 30, 2015 compared to the same period last year.
Our international sales represented 17% and 10% of total revenues for the three months ended September 30, 2015 and September 30, 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2015	2014	$	%
	(Dollars in thousands)
Product revenues	$284,204	$260,053	24,151	9%
Percentage of total revenues	80%	81%
Service and other revenues	70,039	59,306	10,733	18%
Percentage of total revenues	20%	19%
Total revenues	$354,243	$319,359	$34,884	11%

Product revenues represented 80% and 81% of total revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively. Product revenues increased due to increased sales for both our Automation and Analytics segment of $18.0 million and Medication Adherence segment of $6.2 million. The newly acquired companies Mach4 and Avantec contributed approximately $7.6 million to the Automation and Analytics segment for the nine months ended September 30, 2015.
Service and other revenues represented 20% and 19% of total revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $10.7 million. The newly acquired companies Mach4 and Avantec contributed approximately $3.2 million to the service revenue of Automation and Analytics segment for the nine months ended September 30, 2015.
Our international sales represented 16% and 8% of total revenues for the nine months ended September 30, 2015 and September 30, 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2015 compared to the same periods in 2014 as we fulfill our existing orders and based on our growth in bookings in 2014 and in the first nine months of 2015, some of which will be recognized as revenue in 2015. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three months ended September 30,
			Change in
	2015	2014	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$102,967	$89,547	$13,420	15%
Percentage of total revenues	82%	80%
Medication Adherence	22,267	22,996	(729)	(3)%
Percentage of total revenues	18%	20%
Total revenues	$125,234	$112,543	$12,691	11%
The increase in Automation and Analytics revenues for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014 was due to an increase in product revenue which contributed $9.5 million to the increase, and service and other revenues of $3.9 million. The increase in product and service revenue was primarily due to newly acquired companies Mach4 and Avantec which accounted for $4.7 million and $2.0 million of the increase in product and service revenue, respectively. Larger deal sizes primarily due to customer conversions, also contributed to the increase in product revenue in the three months ended September 30, 2015.
Medication Adherence revenues decreased for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014 primarily due to the decrease in the product revenues, particularly in the consumable and equipment product sales.

	Nine months ended September 30,
		Change in
	2015	2014	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$284,447	$255,748	$28,699	11%
Percentage of total revenues	80%	80%
Medication Adherence	69,796	63,611	6,185	10%
Percentage of total revenues	20%	20%
Total revenues	$354,243	$319,359	$34,884	11%
The increase in Automation and Analytics revenues for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014 was due to an increase in product revenues of $18.0 million primarily due to the larger deal sizes, mainly attributable to competitive conversions, and revenue from the newly acquired companies Mach4 and Avantec, which contributed $7.6 million to the increase in product revenue. Service and other revenues increased by $10.7 million primarily from higher service renewal fees driven mainly by an increase in installed customer base and $3.2 million due to the newly acquired companies Mach4 and Avantec.
Medication Adherence revenues increased for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014, primarily due to an increase in product revenues of $6.9 million. The increase in product revenue was largely driven by the inclusion of Surgichem operations since its acquisition in August 2014 which contributed approximately $8.4 million, which was partially offset by lower equipment sales in the nine months ended September 30, 2015 in comparison to the same period of 2014. Service and other revenues remained relatively flat compared to the prior year.
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which accounts for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs and intangibles.

	Three months ended September 30,
			Change in
	2015	2014	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$45,668	$38,412	$7,256	19%
As a percentage of related revenues	44%	43%
Medication Adherence	15,863	14,585	1,278	9%
As a percentage of related revenues	71%	63%
Total cost of revenues	$61,531	$52,997	$8,534	16%
As a percentage of total revenues	49%	47%

Gross profit:
Automation and Analytics	$57,299	$51,135	$6,164	12%
Automation and Analytics gross margin	56%	57%
Medication Adherence	6,404	8,411	(2,007)	(24)%
Medication Adherence gross margin	29%	37%
Total gross profit	$63,703	$59,546	$4,157	7%
Total gross margin	51%	53%

	Nine months ended September 30,
			Change in
	2015	2014	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$123,923	$109,344	$14,579	13%
As a percentage of related revenues	44%	42%
Medication Adherence	47,470	39,934	7,536	19%
As a percentage of related revenues	68%	63%
Total cost of revenues	$171,393	$149,278	$22,115	15%
As a percentage of total revenues	48%	47%

Gross profit:
Automation and Analytics	$160,524	$146,404	$14,120	10%
Automation and Analytics gross margin	56%	57%
Medication Adherence	22,326	23,677	(1,351)	(6)%
Medication Adherence gross margin	32%	37%
Total gross profit	$182,850	$170,081	$12,769	8%
Total gross margin	52%	53%
Automation and Analytics
Cost of Revenues. The increase in cost of revenues for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was $7.3 million, $6.2 million of which was attributable to product costs and $1.1 million attributable to service costs. Of the $6.2 million increase in product costs the newly acquired companies Mach4 and Avantec contributed $4.4 million. Cost of service revenues increased by $1.1 million primarily due to an increase in costs related to the newly acquired companies Mach4 and Avantec which accounted for $0.8 million of the increase.
The increase in cost of revenues for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was $14.6 million, $12.1 million of which was attributable to product costs and $2.5 million of which was attributable to service costs. Both increases were a result of higher volume of revenue. Of the $14.6 million increase in product costs the newly acquired companies Mach4 and Avantec attributed $7.5 million, $0.6 million is attributable to more product installation costs associated with higher revenue, and $1.0 million is in other costs, primarily driven by software amortization. Cost of service revenues increased by $2.5 million due to an increase in support headcount to service a larger installed base and to an increase of $1.3 million in expenses related to the newly acquired companies Mach4 and Avantec.
Gross profit for the three and nine months ended September 30, 2015 increased compared to the three and nine months ended September 30, 2014 as a result of increased revenue at consistent gross margin percentages, partially offset by lower gross margins from the newly acquired companies Mach4 and Avantec.
Medication Adherence
Cost of revenues increased by $1.3 million and $7.5 million, respectively, in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The increase in the three and nine months ended September 30, 2015 of cost of revenue is primarily due to higher volume of revenues from our Surgichem acquisition that closed in August 2014, changes in our product mix and higher cost of service sales.
Gross profit decreased due to changes in our product mix, higher manufacturing cost, higher cost of service and, the inclusion of our Surgichem acquisition in August of 2014.
Operating Expenses and Income from Operations

	Three months ended September 30,
			Change in
	2015	2014	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$9,176	$7,078	$2,098	30%
As a percentage of total revenues	7%	6%
Selling, general and administrative	40,668	38,871	1,797	5%
As a percentage of total revenues	32%	35%
Total operating expenses	$46,401	$45,949	$452	1%
As a percentage of total revenues	37%	41%

Income from operations:
Automation and Analytics	$26,671	$23,715	$2,956	12%
Operating margin	21%	21%
Medication Adherence	334	3,589	(3,255)	(91)%
Operating margin	—%	3%
Corporate Expenses	13,146	13,707	(561)	(4)%
Total income from operations	$13,859	$13,597	$262	2%
Total operating margin	11%	12%
Research and Development. The increase in research and development expenses of $2.1 million for the three months ended September 30, 2015 in comparison to three months ended September 30, 2014 was primarily driven by an increase in research and development expenses of $2.5 million in our Automation and Analytics segment which was primarily attributable to a $0.8 million increase in head-count, a $1.0 million increase in tools and equipment expenses and personnel related costs and a $0.6 million increase in consulting expenses, partially offset by higher capitalized software costs. The increase in research and development expenses in our Automation and Analytics segment was partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.3 million which was primarily driven by an increase in capitalized software costs. The increase in the capitalized software costs were the result of a higher level of post-feasibility beta testing associated with certain products under development for our Medication Adherence segment.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended September 30, 2015 in comparison to the three months ended September 30, 2014 was primarily due to increases from our Automation and Analytics segment of $0.8 million and our Medication Adherence segment of $1.6 million, which is partially offset by decreases in corporate expenses of $0.6 million. The increase in our Automation and Analytics segment was primarily attributable to the newly acquired companies Mach4 and Avantec by $2.3 million which was partially offset by decreases primarily in marketing and sales activities. The increase from our Medication Adherence segment of $1.6 million was the result of increases in sales and marketing related activities mainly due to an increase in headcount specifically within our marketing and international departments. The corporate expenses remained relatively flat compared to the three months ended September 30, 2014.
Operating Income. Operating income from our Automation and Analytics segment increased $3.0 million due to a higher gross margin of $6.2 million, partially offset by higher research and development and selling, general and administrative costs.
Operating income from our Medication Adherence segment decreased due to product mix, higher manufacturing costs, higher cost of service, and higher operating expenses.

	Nine months ended September 30,
			Change in
	2015	2014	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$25,941	$19,670	$6,271	32%
As a percentage of total revenues	7%	6%
Selling, general and administrative	123,690	114,302	9,388	8%
As a percentage of total revenues	35%	36%
Gain on business combination	(3,443)	—	(3,443)	100%
As a percentage of total revenues	(1)%	—%
Total operating expenses	$146,188	$133,972	$12,216	9%
As a percentage of total revenues	41%	42%

Income from operations:
Automation and Analytics	$75,329	$67,838	$7,491	11%
Operating margin	21%	21%
Medication Adherence	4,005	9,404	(5,399)	(57)%
Operating margin	1%	3%
Corporate Expenses	42,672	41,133	1,539	4%
Total income from operations	$36,662	$36,109	$553	2%
Total operating margin	10%	11%
Research and Development. The increase in research and development expenses of $6.3 million for the nine months ended September 30, 2015 in comparison to nine months ended September 30, 2014 was primarily driven by an increase of $5.8 million in our Automation and Analytics segment which was primarily attributable to a $3.5 million increase in head-count, a $1.7 million increase in consulting expenses and $1.6 million increase in tools and equipment expenses, partially offset by an increase in capitalized software costs due to the higher level of post-feasibility beta testing which therefore decreased our research and development expenses. The research and development expenses remained flat for our Medication Adherence segment.
We expect research and development expenses to increase in 2015 as we continue to invest in new products and services, and increase as a percentage of total revenues from approximately 6% in 2014 to approximately 7-8% in 2015. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014 was primarily due to increases from our Automation and Analytics segment of $3.5 million, from our Medication Adherence segment of $4.4 million and increases in corporate expenses of $1.5 million. The increase in our Automation and Analytics segment was primarily attributable to the newly acquired companies Mach4 and Avantec by $3.7 million. The increase from our Medication Adherence segment was the result of $2.0 million from the inclusion of Surgichem operations for nine months in 2015 in comparison to three months of 2014, with the remainder attributed to an increase in headcount specifically within our marketing and international departments. The increase in corporate expenses was primarily related to legal expenses of $1.6 million mainly due to the investigation of a whistleblower claim.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2015; however this estimate could be impacted by ongoing business development activities and external macro-economic factors.
Operating Income. Operating income from our Automation and Analytics segment increased for the nine months ended September 30, 2015 relative to the nine months ended September 30, 2014 due to increased revenues at consistent operating margins.
Operating income from our Medication Adherence segment decreased due to product mix, higher manufacturing costs, higher cost of service, and higher operating expenses.

Provision for Income Taxes

	Three months ended
			Change in
	September 30, 2015	September 30, 2014	$	%
	(Dollars in thousands)
Provision for income taxes	$5,177	$5,591	$(414)	(7)%

	Nine months ended
			Change in
	September 30, 2015	September 30, 2014	$	%
	(Dollars in thousands)
Provision for income taxes	$11,922	$13,824	$(1,902)	(14)%
Effective tax rate on earnings	39.3%	40.5%
Our annual effective tax rate before discrete items was 39.3% and 40.5% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease in the estimated annual effective tax rate for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the decrease in the state effective tax rate, and the decrease in non-deductible equity charges and other non-deductible expenditures.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $57.8 million at September 30, 2015, compared to $125.9 million at December 31, 2014. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)

Cash	$17,649	$61,311
Cash equivalents	40,108	64,577
Total	$57,757	$125,888

Working Capital	$137,242	$171,054

Our ratio of current assets to current liabilities was 2.1:1 at September 30, 2015 compared to 2.5:1 at December 31, 2014.
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
As of September 30, 2015, we were in full compliance with all covenants, and there was no outstanding balance on the credit facility.
In connection with the Securities Purchase Agreement of the pending Aesynt Acquisition on October 29, 2015, we entered into a commitment letter with Wells Fargo Bank and Wells Fargo Securities, pursuant to which Wells Fargo Bank has committed to provide $300 million of Senior Credit Facilities. The commitment to provide the loans under the Senior Credit Facilities is subject to certain conditions, including the negotiation of definitive documentation for the Senior Credit Facilities and other customary closing conditions.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect the continued use of cash for potential acquisition and acquisition assessment activities.
Our 2014 Stock Repurchase Program had a total of $4.9 million remaining for future repurchases as of September 30, 2015, which may result in additional use of cash. See Note 12, Stock Repurchases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. In accordance with the Avantec share purchase agreement, we may pay out potential earn-out payments of $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the agreement we also held back $1.8 million from the purchase consideration towards any future indemnification claims that we may make at the end of the 18-month period. Additional charges to the purchase price based on actual working capital at the time of acquisition generated a payment obligation to the former owners of Avantec as of June 30, 2015 of additional $1.8 million. This amount was paid out during the third quarter of 2015.
Except with respect to the Aesynt Acquisition, based on our current business plan and revenue backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under our $75 million credit agreement, will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
We do not currently have sufficient capital to consummate the Aesynt Acquisition. In connection with the Securities Purchase Agreement, we entered into a commitment letter with Wells Fargo Bank and Wells Fargo Securities, pursuant to which Wells Fargo Bank has committed to provide $300.0 million of Senior Credit Facilities. The commitment to provide the loans under the Senior Credit Facilities is subject to certain conditions, including the negotiation of definitive documentation for the Senior Credit Facilities and other customary closing conditions. We cannot assure you that either the Senior Credit Facilities will be available prior to the contractually required time for the closing of the proposed Aesynt Acquisition or that the terms of the definitive documentation for the Senior Credit Facilities will be consistent with the terms anticipated by the commitment letter or will otherwise be favorable to us. In the event that Senior Credit Facilities contemplated by the commitment letter are not available at the required time, in order to complete the Aesynt Acquisition, we would be required to raise capital through an alternative transaction or transactions, which could include an alternative loan facility, public or private debt or equity financings or other arrangements, and we may be unable to raise such additional funds in a timely manner or at all. Any equity financing could be dilutive to our stockholders.
Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,932	$34,315
Investing activities	(41,312)	(38,061)
Financing activities	(32,699)	3,538
Effect of exchange rate changes on cash and cash equivalents	(52)	(136)
Net increase (decrease) in cash and cash equivalents	$(68,131)	$(344)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $5.9 million for the nine months ended September 30, 2015, primarily as a result of $23.1 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $18.5 million, share-based compensation expense, of $11.3 million and $3.4 million from our investment gain. This was offset by $42.1 million cash outflow from changes in assets and liabilities resulting primarily from i) an increase in accounts receivable of $26.1 million due to increased product shipments late in the quarter, ii) an increase in inventories of $13.2 million to support forecasted sales, iii) a decrease in deferred gross margin of $1.2 million due to timing of orders, shipments, and revenue being recognized for installed product, and iv) a decrease in accrued compensation of $5.0 million primarily due to lower sales commissions. These amounts were partially offset by a decrease in the prepaid expenses of $5.9 million primarily due to commissions driven by higher bookings in the fourth quarter of 2014 compared to the current year to date period, and an increase in accrued liabilities of $4.6 million primarily due to potential earn-out and contingent payment of $2.9 million related to the Avantec Acquisition.
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
The main drivers in the change in our net operating assets and liabilities were a $35.0 million increase in accounts receivable due to increased shipments under purchase contracts of medication and supply cabinets, a $6.5 million decrease in accrued compensation primarily due to incentive bonus payouts, and lower accrued commissions due to higher bookings in the fourth quarter of 2013 as compared to the nine months ended September 30, 2014. This increase was offset by a $15.6 million increase in deferred gross profit due to an increase in products shipped but not yet installed, a $5.4 million increase in trade accounts payable due to growth in our business activities, a $2.7 million increase in deferred service revenues associated with new third-party leases generated and billed, a $1.4 million decrease in other current assets due to receipt of a tax refund, a $1.0 million decrease in prepaid expenses primarily due to a decrease in commissions driven by higher bookings in the fourth quarter of 2013 as compared to the nine months ended September 30, 2014, and a $0.8 million increase in other long-term tax liabilities.
Investing activities
Net cash used in investing activities was $41.3 million for the nine months ended September 30, 2015, $25 million of which was attributable to the acquisitions of Mach4 and Avantec, and capital expenditures related to purchases of property and equipment and software development of software costs for external use of $6.1 million and $9.4 million, respectively.
Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of $19.7 million for the acquisition of Surgichem, $10.2 million for purchases of property and equipment, primarily for software licenses and software upgrades, and $7.9 million expended for capitalized software development costs.
Financing activities

Net cash used by financing activities was $32.7 million for the nine months ended September 30, 2015 as a result of $50.0 million in cash used for stock repurchases under our 2012 and 2014 Stock Repurchase Programs and $2.3 million in employees taxes paid in relation to restricted stock units, partially offset by $15.7 million in proceeds from employee stock option exercises and employee stock plan purchases and $3.9 million in excess tax benefits from employee stock plans.
Net cash provided by financing activities during the nine months ended September 30, 2014 consisted of $18.2 million in proceeds from employee stock option exercises and employee stock plan purchases and, $4.5 million in excess tax benefits from employee stock plans, offset by $17.1 million in cash used for stock repurchases under our 2012 Stock Repurchase Program and $2.0 million in employee' taxes paid related to restricted stock units.

Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2015 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2014.
We had $69.2 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of September 30, 2015 as follows:

	Payments due by period
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and Thereafter
	(In thousands)
Operating leases (1)	$40,349	$1,751	$12,411	$10,971	$15,216
Purchase obligations (2)	28,846	28,846	—	—	—
Total (3)	$69,195	$30,597	$12,411	$10,971	$15,216
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $7.1 million for uncertain tax positions under long-term liabilities as of September 30, 2015 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $7.1 million in uncertain tax position liabilities have not been included in the table above.

See Note 9, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of September 30, 2015 was $1.8 million.
There have been no significant changes in our market risk exposures during the three and nine months ended September 30, 2015 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2015.

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
Failure to consummate the proposed Aesynt Acquisition could negatively impact our share price and our future business and financial results.*
On October 29, 2015, we entered into the Securities Purchase Agreement, pursuant to which we have agreed to acquire all of the outstanding interests of Aesynt on the closing date. The closing of the Aesynt Acquisition is subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. If the proposed Aesynt Acquisition is not consummated, our ongoing business may be adversely affected and, without realizing any of the benefits of having consummated the Aesynt Acquisition, we will be subject to a number of risks, including the following:

•	we may be required to pay to the Sellers a reverse termination fee of $15.0 million;

•
the current price of our common stock may reflect a market assumption that the Aesynt Acquisition will occur, such that a failure to complete the Aesynt Acquisition could result in a decline in the price of our common stock; and

•
matters relating to the Aesynt Acquisition have required and will continue to require substantial commitments of time and resources by our management and other employees, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We also could be subject to litigation related to any failure to consummate the Aesynt Acquisition or to perform our obligations under the Securities Purchase Agreement or related to any enforcement proceeding commenced against us. If the Aesynt Acquisition is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.
Aesynt’s business relationships may be subject to disruption due to uncertainty associated with the Aesynt Acquisition.*
Parties with which Aesynt currently conducts business or may conduct business in the future, including customers and suppliers, may experience uncertainty associated with the Aesynt Acquisition, including with respect to current or future business relationships with us or Aesynt. As a result, Aesynt’s business relationships may be subject to disruptions if customers, suppliers and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or Aesynt. These disruptions could have an adverse effect on our businesses, financial condition, results of operations or prospects following the closing. The adverse effect of such disruptions could be exacerbated by any delay in the consummation of the Aesynt Acquisition.
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, or otherwise adversely affect our operations and the operations of Aesynt.*
Our success after the completion of the Aesynt Acquisition will depend, in part, upon our ability to retain key employees, especially during the integration phase of the two businesses. Current and prospective employees of ours and Aesynt might experience uncertainty about their future roles with us following completion of the Aesynt Acquisition, which might adversely affect our ability to retain key managers and other employees. In addition, competition for qualified personnel in the health care industry is very intense. If we or Aesynt lose key personnel or we are unable to attract, retain and motivate qualified individuals or the associated costs to us increase significantly, our business could be adversely affected.
Obtaining required approvals necessary to satisfy the conditions to the completion of the Aesynt Acquisition may delay or prevent completion of this acquisition, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Aesynt Acquisition.*
The Aesynt Acquisition is subject to customary closing conditions. These closing conditions include, among others, the expiration or termination of the waiting period under the HSR Act. The governmental agencies from which the parties will seek approvals have broad discretion in administering the governing regulations. As a condition to their approval, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Aesynt Acquisition or may reduce the anticipated benefits of this acquisition. If we and Aesynt agree to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the Aesynt Acquisition, these requirements, limitations, costs or restrictions could adversely affect the anticipated benefits of this acquisition. This could result in a failure to consummate these transactions or have a material adverse effect on our business and results of operations.

We may not complete our anticipated debt financing prior to the contractually required time for closing of the proposed Aesynt Acquisition or otherwise secure favorable terms for such financing.*
We do not currently have sufficient capital to complete the Aesynt Acquisition. In connection with the Securities Purchase Agreement, we entered into a commitment letter with Wells Fargo Bank and Wells Fargo Securities, pursuant to which Wells Fargo Bank has committed to provide $300.0 million of Senior Credit Facilities. The commitment to provide the loans under the Senior Credit Facilities is subject to certain conditions, including the negotiation of definitive documentation for the Senior Credit Facilities and other customary closing conditions. The funding under the Senior Credit Facilities is not a condition to our obligations under the terms of the Securities Purchase Agreement. We cannot assure you that either the Senior Credit Facilities will be available prior to the contractually required time for the closing of the proposed Aesynt Acquisition or that the terms of the definitive documentation for the Senior Credit Facilities will be consistent with the terms anticipated by the commitment letter or will otherwise be favorable to us. In the event that Senior Credit Facilities contemplated by the commitment letter are not available at the required time, in order to complete the Aesynt Acquisition, we would be required to raise capital through an alternative transaction or transactions, which could include an alternative loan facility, public or private debt or equity financings or other arrangements, and we may be unable to raise such additional funds in a timely manner or at all. Any equity financing could be dilutive to our stockholders.
We expect to incur a substantial amount of debt to finance the Aesynt Acquisition, which could impair our flexibility and access to capital and adversely affect our financial position.*
In connection with the Aesynt Acquisition, we entered into a commitment letter with Wells Fargo Bank and Wells Fargo Securities, pursuant to which Wells Fargo Bank has committed to provide $300.0 million of Senior Credit Facilities. The debt we expect to incur under the Senior Credit Facilities may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all.
In addition, the terms of our anticipated Senior Credit Facilities are expected to include customary restrictive covenants that would impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants are expected to include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The anticipated Senior Credit Facilities are also expected to include financial covenants relating to maximum total leverage ratio of 3.00:1 and minimum fixed charge ratio of 1.50:1. Our failure to comply with any of the covenants that are included in our anticipated loan facilities could result in a default under the terms of the facilities, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the anticipated revolving loan facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.
If goodwill or other intangible assets that we record in connection with the Aesynt Acquisition, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.*
In connection with the accounting for the Aesynt Acquisition, it is expected that we will record a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisition of MTS. Under the U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson and Co. (through its acquisition of CareFusion Corporation, which includes Pyxis, Rowa, and PhACTs), Aesynt Inc. (through the acquisition of McKesson Hospital Automation, Inc. by Francisco Partners), ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Lawson Software, Inc., Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of now part of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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
We may not be able to successfully integrate acquired businesses or technologies into our existing business, which could negatively impact our operating results.*
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited. in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us and, on October 29, 2015, we entered into the Securities Purchase Agreement to acquire Aesynt. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
When we experience delays in installations of our medication and supply dispensing systems or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations and financial condition could be harmed.
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
In September 2013, we entered into a $75.0 million revolving credit facility pursuant to a Credit Agreement, by and among Omnicell, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (“Credit Agreement”). In November 2014, we amended the Credit Agreement to increase the number of shares of common stock that may be repurchased pursuant to stock repurchase programs authorized by our Board of Directors. The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.*

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or environmental impact. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

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
A number of group purchasing organizations, including Amerinet, Inc., Federal Supply Schedule, First Choice Management Services, Healthcare Purchasing Alliance, LLC, HealthTrust Purchasing Group, L.P., Magnet, MedAssets, Inc. Performance Management Solutions, Novation LLC, Premier Healthcare Alliance, L.P. and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the nine months ended September 30, 2015, they may, in some periods, comprise up to 16% of our consumables revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $30.35 and $39.10 per share during the nine months ended September 30, 2015. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	changes in our operating results;

•	developments in our relationships with corporate customers;

•	developments with respect to the proposed Aesynt Acquisition;

•	changes in the ratings of our common stock by securities analysts;

•	announcements by us or our competitors of technological innovations or new products;

•	announcements by us or our competitors of acquisitions of businesses, products or technologies; or

•	general economic and market conditions.
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, on March 19, 2015, a putative class action lawsuit was filed against Omnicell and two of our executive officers in the U.S. District Court for the Northern District of California purporting to assert claims on behalf of a class of purchasers of Omnicell stock between May 2, 2014 and March 2, 2015.  The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company and the individual defendants were not served with the complaint and on May 20, 2015, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice.
Circumstances may arise that could prevent the timely reporting of our financial information, which could harm our stock price and quotation on the NASDAQ Global Select Market.
On March 17, 2015, we announced that we were delaying the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 ( the "Annual Report") beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.0 million as of September 30, 2015.
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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2014, we replaced legacy Enterprise Requirements Planning systems utilized in the acquired MTS business with systems currently in use in other parts of Omnicell. In 2015, we intend to replace the legacy enterprise Requirements Planning systems utilized in Surgichem, Avantec and Mach4 with systems currently in use in other parts of Omnicell. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the FASB and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $19.98 per share as of September 30, 2015. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months September 30, 2015, we repurchased $0.7 million shares of our common stock under our stock repurchase programs.
In August 2012, our Board of Directors authorized a program (the "2012 Stock Repurchase Program") to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of December 31, 2014, and the remaining $4.9 million has been repurchased as of the second quarter of 2015 and the 2012 Stock Repurchase Program has concluded now. In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of September 30, 2015. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of September 30, 2015, and the program has no expiration date.
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

OMNICELL, INC.
Date:	November 6, 2015	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2009 Equity Incentive Plan as amended	S-8	333-205465	10.1	7/2/2015

10.2*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended	S-8	333-205465	10.2	7/2/2015

10.3+*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015

10.4+*	Amended and Restated Executive Officer Change of Control Letter Agreement

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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