Form 10-K
period 2015-12-31
OMNICELL, Inc
filed 2016-02-26
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2015 was $1.3 billion (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,103,882 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2015, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2015 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2015. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2016 there were 35,831,683 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.
2015 Form 10-K Annual Report

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

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively;

•
the extent and timing of future revenues, including the amounts of our current backlog, which represents firm orders that have not completed installation and therefore have not been recognized as revenue;

•	the size or growth of our market or market share;

•	the opportunity presented by new products, emerging markets and international markets;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources;
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
We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, Optiflex™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ , Savvy™, MTS Medication Technologies®, the MTS Medication Technologies logo, Medlocker®, AccuFlex®, Autobond ™, AutoGen ™, easyBLIST™, Pandora®, OnDemand®, Multi-Med™, RxMap®, MTS-350 ™, MTS-400 ™, MTS-500 ™ and SureMed. This report also includes other trademarks, service marks and trade names of other companies. All other trademarks used in this report are trademarks of their respective holders.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. More than 3,200 customers worldwide have used our Omnicell Automation and Analytics supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. The recent acquisition of Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A. (collectively, “Aesynt”) discussed below will add distinct product capabilities, particularly in central pharmacy and IV robotics, creating the broadest medication management product portfolio in the industry.
Omnicell Medication Adherence solutions, including our MTS Medication Technologies, SureMed and Surgichem brands, provide innovative medication adherence packaging solutions designed to help reduce costly hospital readmissions. In addition, these solutions help enable approximately 7,000 institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
The Institute of Medicine, a non-profit, non-governmental arm of the National Academies, published a report in 2006 that estimated that 1.5 million medication errors are made each year in the United States. The healthcare industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Any nursing shortages would add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. In its 2003 "Adherence to Long-Term Therapies-Evidence for Action," the World Health Organization stated, “Across diseases, adherence is the single most important modifiable factor that compromises treatment outcome.” U.S. health system thought leaders see medication adherence as a key requirement for delivering better clinical outcomes and financial results. Medication non-adherence is described as a critical problem creating approximately $290 billion in extra costs per year and resulting in approximately 125,000 deaths per year, according to a 2009 report from the New England Healthcare Institute. In addition, the Centers for Medicare & Medicaid Services stated in 2012 that 11% of all hospital admissions were related to medication non-adherence.
We provide solutions to help healthcare systems and caregivers address these aforementioned needs. We believe our solutions align us with the long-term trends of the healthcare market to manage the health of patients across the continuum of care, and that our patient-centric medication and supply management solutions help improve workflow efficiencies and patient outcomes.
Operating Segments and Products
Our business is organized into two operating segments distinguished by products based on customer needs. The two operating segments are Automation and Analytics, and Medication Adherence.
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
Medication Adherence
The Medication Adherence segment primarily includes the development, manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem, SureMed and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.

Financial Information by Segment
For information regarding our revenues, cost of revenues, gross profit and income from operations by segment, see Note 12, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.
Business Strategy
Our key business strategies include:

1.	Further penetrating existing markets through technological leadership by:
a.consistently innovating our product and service offerings; and
b.maintaining our customer-oriented product installation process.

2.	Increasing penetration of new markets, such as non-acute care and international markets by:
a.launching new products and technologies that are specific to the needs of those markets;
b.building and establishing direct sales, distribution or other capabilities when and where it is appropriate;
c.partnering with companies that have sales, distribution or other capabilities that we do not possess; and
d.increasing customer awareness of safety issues in the administration of medications.

3.	Expanding our product offering through acquisitions and partnerships.
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
We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our fourth-generation Omnicell G4 hardware solutions on the Unity platform decrease the risk of human error and save significant pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple systems. The Unity G4 platform is designed to help our customers closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory requirements and safeguard the patient.
Acquisitions
In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in and out of the hospital. Our recent acquisitions include MTS Medication Technologies in 2012, Surgichem Limited, ("Surgichem") in 2014, and Mach4 Automatisierungstechnik GmbH (“Mach4”) and Avantec Healthcare Limited (“Avantec”) in 2015. MTS Medication Technologies extended our product line to include solutions for Medication Adherence customers, Surgichem is a provider of medication adherence products in the United Kingdom, Mach4 develops automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America, and Avantec is a distributor of medication and supply automation configurations of our products suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005.
On January 5, 2016, we completed the acquisition of Aesynt, a leader in central pharmacy robotics and IV compounding automation, which are two product areas where we had little or no market penetration prior to the acquisition. Adding these two solution sets to the Omnicell portfolio is intended to give the combined companies the one of the most complete medication management offering in the industry. We will now be able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and hybrid combinations along that continuum. We will also be able to offer solutions for IV preparations, including oncology drugs, which is an area where our combined customers have expressed significant interest. In addition, Aesynt has an experienced and skilled workforce whose expertise complements our capabilities. Integrating our two product development groups is expected to lead to innovation and the opportunity to help accelerate innovation. Finally, Aesynt has over 1,200 hospital customers with limited overlap with the existing Omnicell installed base.
Industry Background
The delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the entire institution or system. The use of manual and paper-based systems in many hospital departments today results in highly complex and inefficient processes for tracking and delivering medications and supplies. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector.
Healthcare providers and facilities are affected by significant economic pressures. Rising costs of labor, prescription drugs and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with the continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs.
Our Automation and Analytics products are sold worldwide to a wide variety of healthcare institutions, but most of our sales are to acute care hospital customers in the United States. The U.S. acute care hospital market is comprised of approximately 6,500 hospitals and other facilities with a total capacity of approximately 953,000 acute care beds. We currently serve approximately 2,950 hospitals and other facilities with total capacity of more than approximately 478,000 beds. Our customers include single location community hospitals, government hospitals and regional and national hospital systems.
We also sell our Automation and Analytics products directly to non-acute care providers, which include all healthcare facilities that are not hospitals, and to organizations that supply non-acute care providers. We estimate there are approximately 50,000 facilities in the United States that could use our Automation and Analytics products and few of them use our solutions at this time.
Outside the United States, healthcare providers are increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. The 2014 BCC Research report states that worldwide inpatient pharmacy automation revenue growth in our industry is expected to be 8.5% between 2013 and 2018. We sell our Automation and Analytics products in a variety of countries, but to date we have focused our sales efforts in Canada, the United Kingdom, China, and the Middle East region. Our international customer base includes nearly 300 customers that utilize our automation and analytics products.
We primarily sell our Medication Adherence products to institutional and retail pharmacies. In the United States, where approximately 67% of our Medication Adherence business occurs, the market is comprised of approximately 4,000 institutional pharmacies operated by approximately 1,500 companies that service over approximately 50,000 long-term care facilities. According to IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, pharmaceutical sales are expected to grow approximately 1% to 4% annually through 2016. IMS expects that certain sectors of the market, such as biotechnology and other specialty and generic pharmaceuticals, will grow faster than the overall market which suggests opportunities for the market in which we operate. In addition to medication control at long-term care facilities, our multi-medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications.
Key Industry Events and Reports

Reports by the Institute of Medicine, the U.S. Food and Drug Administration ("FDA") and The Joint Commission have increased awareness of the adverse impacts of medication errors. Regulatory standards and industry guidelines, such as those published by the Institute for Safe Medication Practices, as well as the desire of healthcare organizations to improve quality and avoid liability, have driven acute care facilities to prioritize investment in capital equipment, including automated medication dispensing cabinets, which are a standard of care, to improve patient safety. Such reports and regulatory standards include the following:

•
In 2012, The Joint Commission updated its medication management standards which includes the requirement that medication storage is designed to assist in maintaining medication integrity, promote the availability of medications when needed, minimize the risk of medication diversion, and reduce potential dispensing errors.

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

•
In 2002, The Joint Commission established the National Patient Safety Goals ("NPSG") program. In 2010, NPSG 03.04.01, National Patient Safety Goal on Labeling Medications, required the labeling of all medications, medication containers (syringes, medicine cups, basins, etc.) and other solutions on and off the sterile field in perioperative and other procedural setting.

Leading academic medical centers are among those customers benefiting from our technologies, and our customers include 10 of the 15 U.S. News & World Report Honor Roll of Best Hospitals 2015-2016.
Medication non-adherence is extremely common. According to research by Osterberg and Blaschke published in the New England Journal of Medicine, more than half of the 3.2 billion prescriptions dispensed annually in the United States are not taken as prescribed, and according to numerous studies, the same non-adherence rate exists for chronic disease medications. Poor adherence results in significant morbidity, mortality and avoidable healthcare costs. The New England Healthcare Institute estimated in 2010 that medication non-adherence was the major driver of $300 billion per year in avoidable healthcare costs, equivalent to 13% of total national health expenditures.
Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools, such as blister cards. A 2011 study by CVS Caremark published in Health Affairs concluded that the medical cost per patient with chronic vascular disease was $13,000 to $39,000, annually, and patients who take medications as directed by physicians experienced medical savings ranging from $1,900 to $8,900, annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays.
Healthcare Reform
The American Reinvestment and Recovery Act ("ARRA") which provides for, among other things, the funding of incentives for healthcare organizations to implement Electronic Healthcare Records ("EHR"). ARRA established minimal requirements for electronic healthcare record usage and provides incentives for electronic healthcare record adoption through 2015 and penalties for non-adoption after 2015. In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act ("PPACA"), which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population. We believe that both the ARRA and the PPACA will drive the need for increased efficiency in order to provide high-quality healthcare at the lowest possible cost.
We believe our products assist healthcare organizations augment their investments in EHR implementation and integration by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost. Our Unity G4 platform includes an automated dispensing system that is Modular EHR stage 2 certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology. Our Pandora Healthcare Data Analytics solution provides enterprise-level insights that can assist in monitoring hospital performance and quality of care. In addition, with our recent acquisition of Aesynt, the solutions provided by the Enterprise Medication Manager software products give the customer the power to optimize the pharmacy supply chain with tools that help manage their inventory and minimize the cost of expiring medications.

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
Our analytics solution allows pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the detection and identification of those engaged in narcotics diversion within the acute care facility.
Medication-Use Products
Our medication-use product line includes our OmniRx, SinglePointe, AnywhereRN, Omnicell and Pandora Data Analytics, Savvy Mobile Medication System, OmniLinkRx, WorkflowRx, Central Pharmacy and Satellite Pharmacy Manager, Controlled Substance Management, Anesthesia Workstation and Advanced Interoperability products. To provide our customers with end-to-end medication control, our product line incorporates bar code technology throughout. Our solutions incorporate software, which we believe is the most advanced on the market today, and our G4 platform integrates disparate systems onto a single server platform. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
OmniRx	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use
SinglePointe	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the OmniRx product that controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital
AnywhereRN & Embedded Electronic Health Record (EHR) Interoperability / Functionality	Any nursing area in a hospital department that administers medications
Software that allows nurses to remotely queue or waste medications from the automated dispensing cabinets from virtually any workstation in the hospital. Omnicell has worked with leading EHR vendors including Cerner and Epic to embed Anywhere RN functionality directly into their applications for a seamless user experience

Omnicell & Pandora Analytics	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools
Savvy Mobile System	Any nursing area in a hospital department that administers medications	Mobile wireless computer and dispensing system that provides a platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies
OmniLinkRx	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling
WorkflowRx	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems
Central Pharmacy and Satellite Pharmacy Manager	Hospital central pharmacy	Automated pharmacy storage and retrieval system for managing inventory in central and satellite pharmacy locations
Controlled Substance Management	Hospital central pharmacy	Controlled substance inventory management system
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications
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
The AnywhereRN solution is a software solution that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process, allowing cabinet operations to be done in private or quieter areas. AnywhereRN is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications. Embedding Anywhere RN functionality in the Electronic Health Record (EHR) helps to reduce errors and provide safer medication management processes, streamlines the medication administration process and allows nurses to spend more time on patient care.

The Omnicell and Pandora Analytics solution are comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls, point‑of‑care data analytics and financial optimization. Omnicell Analytics is a new web-based diversion analytics tool that streamlines the process of managing potential drug diversion across the health system. Omnicell and Pandora Analytics are designed to assist hospitals in their efforts to improve patient safety, regulatory compliance and reduce costs.
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
Central Pharmacy Manager and Satellite Pharmacy Manager are integrated systems that automate management and storage of pharmacy inventory. Central Pharmacy Manager automates inventory management in the central pharmacy, helping to reduce inventory costs and save staff time on ordering and receiving processes. Central Pharmacy Manager may be deployed in an open environment or used in conjunction with carousels. Satellite Pharmacy Manager gives pharmacists managing satellite locations visibility into inventory levels and costs at the remote sites within their health system. In addition to utilizing a barcode scanning system, Central Pharmacy Manager may also be deployed on a storage and retrieval carousel. Bar code administration through the solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with bar codes using a repackaging system enables bedside medication administration solutions, to perform bar code checking at the patient bedside.
The Controlled Substance Management solution provides perpetual inventory management and an automated audit trail to help the pharmacy efficiently comply with regulatory standards for controlled substances. The Controlled Substance Management software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. The Controlled Substance Management solution maintains a perpetual item inventory and complete audit using integrated bar code technology with both fixed and portable scanners. Bar coded forms and labels may also be generated directly from the Controlled Substance Management system.
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

Our supply product line includes the Omnicell Supply Solution, Omnicell Open Supply Solution, Supply/Rx Combination Cabinet, Omnicell Tissue Center, OptiFlex MS, OptiFlex SS, OptiFlex CL. Each of these products is summarized in the table below;

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
Ability to expand inventory management capabilities by providing efficient workflow and flexibility to enable either remote inventory management from closed supply cabinets or completely open shelf inventory management from a touchscreen PC, Scanner or mobile solution.

Supply/Rx Combination Solution	Any nursing area in a hospital department that uses patient care supplies and administers medications	Secure dispensing system that manages both supplies and medications from the same cabinets, using the same user interface screens, in medical and surgical units and specialty areas
Omnicell Tissue Center	Perioperative areas of the hospital	Manages the chain of custody for bone and tissue specimens from the donor to the patient in the operating room
OptiFlex MS	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of using bar code control in an open shelf or closed cabinet environment
OptiFlex SS	Perioperative areas of the hospital	Specialty modules for the perioperative areas
OptiFlex CL	Procedure areas in the hospital including the cardiac catheterization lab	Specialty modules for the cardiac catheterization lab and other procedure areas
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
Omnicell Tissue Center used in conjunction with the OptiFlex platform, allows the operating room staff to manage the chain of custody for bone and tissue specimens from the donor to the patient in the operating room. This solution enables compliance with The Joint Commission requirements and Association of Operating Room Nurses guidelines regarding the handling of tissue specimens.
OptiFlex MS solution provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.
OptiFlex SS manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique bar code for each surgical case, based on physician, procedure and patient and provides information on the case for data analysis, reporting including real-time case cost and charge capture. The Suture Module is designed to be integrated into the Omnicell Supply Solution to secure, dispense and automatically track suture usage.
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
Other product offerings as result of Aesynt Acquisition
The Aesynt acquisition is expected to help us to expand the product portfolio discussed above, particularly on the following areas:
Central Pharmacy Solutions:
ROBOT-Rx®, a leading hospital pharmacy robotics system, is used to automate the drug dispensing process for patients and automated dispensing cabinets. Using bar-code scanning technology, ROBOT-Rx can automate the storage, dispensing, returning, restocking and crediting of more than 90 percent of a hospital’s daily unit-dose medications. ROBOT-Rx helps prevent dispensing errors, manages unit dose inventory, increases productivity, and frees pharmacists and technicians to support more productive clinical activities.
The MedCarousel® system enables a hospital pharmacy to consolidate and manage medication inventory in the pharmacy and throughout the hospital, while helping in increase medication filling accuracy, reducing waste, increasing inventory turns and improving workforce performance. MedCarousel automates the processes of automated dispensing cabinet replenishment and dispensing of patient-specific first dose and scheduled medications.
MedShelf-Rx™ is a software-only solution that allows hospitals to apply bar-code scanning and perpetual inventory management processes to existing inventory locations, such as pick stations and refrigerated inventories, providing increased accuracy, efficiency and patient safety. MedShelf-Rx maintains perpetual inventory levels and provides expiration date tracking, cycle counting, and order creation and receipt. MedShelf-Rx is also ideal for extending inventory management to offsite clinics and satellite pharmacies.

PROmanager-Rx™ is the only bar-code-driven robotics system designed to fully automate the storing, dispensing, returning and crediting of manufacturer packaged, oral-solid unit doses. PROmanager-Rx is a compact system that stores up to 12,000 doses and uses bar-code scanning of every dose, along with sophisticated dispensing and inventory management software. PROmanager-Rx helps relieve pharmacies of the error potential, pharmacist verification requirements, and other costs associated with in-house packaging.

PACMED™ is an automated, intelligent, high-throughput device for bar-coding, packaging and dispensing oral solid medications.  Scalable to the needs of any pharmacy with models equipped with 100 to 500 medication canisters, and requiring minimal operator interaction, PACMED can be interfaced to pharmacy information systems and automated dispensing cabinet systems. PACMED produces strips of bar-coded unit-dose currently, multi-dose and batch-mode packages for replenishing carts, cabinets, multiple sites and pharmacy stock. PACMED is the only high-speed packager capable of producing packages.

NarcStation™ automated dispensing system provides secure storage, control and tracking of controlled medications so nurses have ready access, while pharmacy maintains oversight to help prevent narcotic diversion. Comprised of a software tracking system and optional secure narcotic vaults, NarcStation helps hospitals maintain record-keeping, reporting and transaction data for all controlled substances - from the wholesaler to the nursing unit. Automated ordering (including integration with the DEA’s Controlled Substance Ordering System), filling and reporting drives efficiencies, while the electronic capture of data supports regulatory requirements and aids compliance.

PakPlus-Rx® is a professionally managed, on-site packaging service that provides dedicated company resources, technology and consumables, along with professional management, to meet a hospital’s bar-coded, unit-dose medication requirements. PakPlus-Rx help increase packaging productivity, helping hospitals to streamline inventory and deliver readable bar-coded unit dose medications that support automation and Bar-Code Medication Administration (BCMA) initiatives.

Fulfill-RxSM software automates inventory reordering, receipt and replenishment; minimizes medication-related expenditures; simplifies inventory reporting and valuation; and increases productivity of scarce labor.  The software enables unique, two-way electronic data interchange between Aesynt pharmacy automation solutions and McKesson Health Systems distribution centers.
Point of Care Solutions:
AcuDose-Rx® automated medication dispensing cabinets help ensure that nurses get their medications when they need them. The cabinets provide nurses with fast and easy access to the medications their patients need. At the same time, AcuDose-Rx improves pharmacy oversight of the medication-use process. It automatically tracks and sends real-time usage data, enabling pharmacy to monitor the most important safety, security and inventory factors.

Anesthesia-Rx® is an automated anesthesia cart that monitors and controls the dispensing of medications, narcotics and supplies during surgical procedures, while ensuring that Anesthesiologists and certified registered nurse anesthetists (CRNAs) have easy access. The workflow is designed specifically to match the operating room. The anesthesia provider simply opens the drawer and makes a couple of quick touches on the large touch screen to dispense the medication and narcotics they need.
IV Solutions:
i.v.STATION™ prepares and dispenses ready-to-administer, non-hazardous admixtures. With this advanced technology, a user can address the highest-risk aspects of their pharmacy through an automated process is safer and more accurate than manual compounding.

i.v.STATION™ ONCO was specifically designed to meet the unique challenges surrounding oncology care and other toxic, patient-specific preparations. This technology helps improve safety for the patient and the operator, and can enhance efficiency in overall pharmacy operations.

Aesynt’s i.v.SOFT® portfolio enables clinicians to manage and control both their automated and manual IV operations, and is scalable to support multiple products and locations.
Enterprise Software:
Enterprise Medication Manager™ actively drives the pharmacy automation in the hospital and across the health system to help ensure the right medications are delivered as ordered -without excess inventory.  Aesynt Enterprise Medication Manager minimizes system-wide inventories, increase responsiveness to medication shortages and reduce expired medications, while freeing pharmacy staff to focus clinical care. Aesynt Professional Services work with clinicians organization to tailor the Aesynt Enterprise Medication Manager solution to help ensure that they realize the full value of their investment.

Automation Decision Support™ provides important performance data essential for hospitals to make informed business decisions. Powered by Horizon Business Insight, this advanced analytics solution combines and organizes data from Aesynt solutions into powerful graphic views. Managers see a holistic view of medication inventory, helping to improve productivity and enhance monitoring of potential diversion.

Besides the products above, Aesynt offers customer education and training, as well as, fixed period service contracts for post-installation technical support, on-site service, parts and access to software upgrades.

Product	Use in Hospital	Description
i.v.STATION™	Hospital Central Pharmacy
Prepares and dispenses ready-to-administer, non-hazardous admixtures. With this advanced technology, you can address the highest-risk aspects of your pharmacy through an automated process that’s safer and more accurate than manual compounding

i.v.STATION™ ONCO	Hospital Central Pharmacy
Specifically designed to meet the unique challenges surrounding oncology care and other toxic, patient-specific preparations. This technology improves safety for the patient and the operator, and can enhance efficiency in overall pharmacy operations

i.v.SOFT®	Hospital Central Pharmacy	The portfolio enables you to manage and control both your automated and manual IV operations, and is scalable to support multiple products and locations
Automation Decision Support™	Hospital Central Pharmacy
Provides important performance data essential for hospitals to make informed business decisions. Powered by Horizon Business Insight, this advanced analytics solution combines and organizes data from Aesynt solutions into powerful graphic views. Managers see a holistic view of medication inventory, helping to improve productivity and enhance monitoring of potential diversion

ROBOT-Rx®	Hospital Central Pharmacy
The world’s leading hospital pharmacy robotics system, is used to automate the drug dispensing process for patients and automated dispensing cabinets. Using bar-code scanning technology, ROBOT-Rx automates the storage, dispensing, returning, restocking and crediting of more than 90 percent of a hospital’s daily unit-dose medications. ROBOT-Rx prevents dispensing errors, manages unit dose inventory, increases productivity, and frees pharmacists and technicians to support more productive clinical activities

The MedCarousel® system	Hospital Central Pharmacy
Enables a hospital pharmacy to consolidate and manage medication inventory in the pharmacy and throughout the hospital, while increasing medication filling accuracy, reducing waste, increasing inventory turns and improving workforce performance. MedCarousel automates the processes of automated dispensing cabinet replenishment and dispensing of patient-specific first dose and scheduled medications. When used with other Aesynt solutions, MedCarousel integrates seamlessly to provide an optimal solution for the central pharmacy

PROmanager-Rx™	Hospital Central Pharmacy
The only bar-code-driven robotics system designed to fully automate the storing, dispensing, returning and crediting of manufacturer packaged, oral-solid unit doses. PROmanager-Rx is an extremely compact system that stores up to 12,000 doses and uses bar-code scanning of every dose, along with sophisticated dispensing and inventory management software, making it the safest automated pharmacy system available. PROmanager-Rx relieves pharmacies of the error potential, pharmacist verification requirements, and other costs associated with in-house packaging

PACMED™	Hospital Central Pharmacy
An automated, intelligent, high-throughput device for bar-coding, packaging and dispensing oral solid medications. Scalable to the needs of any pharmacy with models equipped with 100 to 500 medication canisters, and requiring minimal operator interaction, PACMED can be interfaced to pharmacy information systems and automated dispensing cabinet systems. PACMED produces strips of bar-coded unit-dose, multi-dose and batch-mode packages for replenishing carts, cabinets, multiple sites and pharmacy stock. PACMED is the only high-speed packager capable of producing packages for the Aesynt

NarcStation™	Hospital Central Pharmacy
Automated dispensing system provides secure storage, control and tracking of controlled medications so nurses have ready access, while pharmacy maintains oversight to prevent narcotic diversion. Comprised of a software tracking system and optional secure narcotic vaults, NarcStation helps hospitals maintain record-keeping, reporting and transaction data for all controlled substances - from the wholesaler to the nursing unit. Automated ordering (including integration with the DEA’s Controlled Substance Ordering System), filling and reporting drives efficiencies, while the electronic capture of data supports regulatory requirements. and aids compliance

PakPlus-Rx ®	Hospital Central Pharmacy
A professionally managed, on-site packaging service that provides dedicated Aesynt resources, technology and consumables, along with professional management, to meet a hospital’s bar-coded, unit-dose medication requirements. PakPlus-Rx increases packaging productivity, helping hospitals to streamline inventory and deliver readable bar-coded unit dose medications that support automation and Bar-Code Medication Administration (BCMA) initiatives

Fulfill-RxSM	Hospital Central Pharmacy
A software automates inventory reordering, receipt and replenishment; minimizes medication-related expenditures; simplifies inventory reporting and valuation; and increases productivity of scarce labor. The software enables unique, two-way electronic data interchange between Aesynt pharmacy automation solutions and McKesson Health Systems distribution centers

AcuDose-Rx	Any nursing area in a hospital department that administers medications
Automated medication dispensing cabinets ensure that nurses get their meds when they need them. The cabinets provide nurses with fast and easy access to the medications their patients need. At the same time, AcuDose-Rx improves pharmacy oversight of the medication-use process. It automatically tracks and sends real-time usage data, enabling pharmacy to monitor the most important safety, security and inventory factors. AcuDose-Rx is the most flexible cabinet on the market-and the only one optimized for use in both cabinet-centric and patient-centric medication dispensing environments. Further, no cabinet dispenses faster, or is easier to learn, than AcuDose-Rx

Anesthesia-Rx®	Operating room
An automated anesthesia cart that monitors and controls the dispensing of medications, narcotics and supplies during surgical procedures, while ensuring that Anesthesiologists and certified registered nurse anesthetists (CRNAs) have easy access. The workflow is designed specifically to match the operating room. The anesthesia provider simply opens the drawer and makes a couple of quick touches on the large touch screen to dispense the medication and narcotics they need

Enterprise Medication Manager™	Hospital Central Pharmacy
Enterprise Medication Manager is the only pharmacy supply chain solution that provides real-time ability to view and act on medication inventory and demand across every level of the health system. The solution is designed to minimize system-wide inventories, increase responsiveness to medication shortages and reduce expired medications, while freeing pharmacy staff to focus on clinical care

Medication Adherence Products and Services
We offer solutions to assist institutional and retail pharmacies in packaging medication for patient use in care environments where there is a caregiver present and for environments where the patient cares for him or herself.
For environments where a caregiver is present, institutional and retail pharmacies use our solutions for packaging medications into adherence packages that contain a 14 to 90 day supply of a specific single medication. The blister cards may be pre-packaged ahead of time and placed into inventory until needed to fill a specific patient order, or on-demand, where individual patient medication orders are packaged and labeled by an automated robotic system. Our solutions range from manual sealers to fully automated packaging machines, embedded software, and the consumable packages used in these machines. We have packaging solutions to improve patient safety and economics for any size pharmacy operation by increasing pharmacy output and improving dispensing accuracy.
For environments where a patient cares for him or herself, retail pharmacies use our solutions for packaging medications into adherence packages that contain all of the patient's medications into one seven-day package. These products are primarily used in community-based pharmacies to assist in organizing complex medication regimens into a simple-to-use solution that enhances medication adherence. Multi-medication packages are arranged so that all the medications for a single dosing time are contained in one blister, eliminating confusion for the patient and providing the caregivers increased assurance that medications are taken in the right sequence. Our solutions include automated packaging machines that package patient specific medications, the software that runs these machines and the consumable packages used in these machines.

In addition to packaging solutions, we sell specially configured versions of our OmniRx medication dispensing machines to institutional pharmacies, which they place in long-term care facilities to manage narcotics, first doses and medications needed quickly.
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

•
The MTS-500 is designed for high-volume to automate pre-packaging and labeling in the pharmacy and is capable of producing up to 960 pre-packaged blister cards per hour. It includes an integrated label applicator and conveyor to optimize output.

Pharmacy Automation Systems
Our OnDemand automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently into multiple medication adherence packaging. These machines interface with pharmacy information systems to obtain prescription information to provide patient specific adherence packaging. Our current line of OnDemand machines includes the following products:

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication dispensing systems.

•	OnDemand Express II optimizes robotic technology for very high-speed and accurate fulfillment of single-dose blister cards and reclaimable packaging.
Single Medication Blister Cards
We offer a wide variety of heat seal and cold seal blister cards. Heat Seal Blister Cards come in a variety of formats that will fit various packaging requirements and require a heat sealer such as the MTS Autobond. Blister cards come in a variety of configurations, from 14 to 90 day doses. Heat seal cards provide a stronger seal than cold seal cards, helping pharmacists ensure consistency of the medication under nearly any environmental condition. Cold Seal Cards, also known as pressure sensitive cards, are both efficient and reliable and do not require heat sealing equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical. Cold seal blister cards come in a variety of configurations, from 14 to 90 day doses.
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
MultiMedication Solutions For Use Where Patients Care For Themselves
Pharmacy Automation Systems
Our OnDemand and M-series automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently into multimed adherence packaging. These machines interface with pharmacy information systems to obtain prescription information to provide patient-specific adherence packaging. Our current line of automation for multimedication includes the following products:

•
OnDemand 400 is an automation system for multi-medication adherence packaging. The OnDemand 400 receives patient prescriptions, constructs a filling map, fills multiple medication prescriptions into a single blister card from an on-line array of 40 medications stored in specially calibrated dispensing canisters, prints a label and provides an operator a sealing station.

•
M5000 is a fully automated system designed specifically for multi-medication adherence packaging. The M5000 receives patient prescriptions, constructs a filling map, then uses robotic technology that fills, seals and labels the package. The M5000 minimizes human activity in the multi-medication packaging process, thus reducing opportunity for errors.

MultiMedication Blister Cards
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
Medication Management Solutions
Medication management systems are becoming an integral part of long-term care facilities to manage narcotics, first doses and emergency medications. Currently, most facilities rely on manual systems that do not provide the level of security, accountability and efficiencies that are attainable with the use of automation. When automation is implemented, pharmacies benefit by helping their customer facilities meet regulatory requirements and improve the response time. Patients benefit by having access to medications immediately with minimized medication errors. We offer specialized versions of the OmniRx medication control solution that is used by institutional pharmacies to provide their customers with secure medication management of narcotics, emergency medication, and first doses.
Sales and Distribution
We sell our Automation and Analytics and Medication Adherence solutions primarily in the United States and Canada. Approximately 85% of our product revenue was generated in those markets for the year ended December 31, 2015. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end user customers with the exception of some distribution of Medication Adherence consumables. Outside the United States and Canada, we field a direct sales force for Medication Adherence products in the United Kingdom and Germany. For other geographies we generally sell through distributors and resellers. Our foreign operations are discussed in Note 12, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Our combined direct, corporate and international distribution sales teams consisted of approximately 231 staff members as of December 31, 2015. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Automation and Analytics or Medication Adherence product lines. Our corporate sales team focuses on large IDNs, group purchasing organizations ("GPOs"), and the U.S. government.
The sales cycle for our automation systems is long and can take in excess of 12-24 months. This is due in part to the cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of nursing, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the economic safety and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
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
We offer telephone technical support through our technical support centers in Illinois and Florida. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers' service issues can be addressed either over the phone or by our support center personnel using their on-hand remote diagnostics tools. In addition, we use remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
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
Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories and WebsterCare outside the United States.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2016 and 2033.
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
Research and Development
We use industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California, Nashville, Tennessee, St. Petersburg, Florida and Bejing, China. Research and development expenses were $35.2 million, $27.8 million and $29.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Employees
We had a total of 1,451 employees as of December 31, 2015. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional‑specific positions to meet the evolving needs of our marketplace while controlling costs. To our knowledge, none of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.

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
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. Our backlog was $204.7 million and $187.7 million as of December 31, 2015 and December 31, 2014, respectively.
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
Executive Officers of the Registrant
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	58	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	50	Executive Vice President, Sales and Marketing for North American Automation
Peter J. Kuipers	44	Executive Vice President & Chief Financial Officer
Robin G. Seim	56	Executive Vice President, Global Automation and Medication Adherence
Dan S. Johnston	52	Executive Vice President and Chief Legal & Administrative Officer
Nhat H. Ngo	43	Executive Vice President, Strategy and Business Development
Jorge R. Taborga	56	Executive Vice President, Engineering and Integration Management Office

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. In January 2009, Mr. Drew was named Senior Vice President, Field Operations. In March 2012, Mr. Drew was named Executive Vice President, Field Operations. In February 2015, Mr. Drew was named Executive Vice President, Sales and Marketing. In January 2016, Mr. Drew was named Executive Vice President, Sales and Marketing for North American Automation and is responsible for sales, marketing, operations, and services of our automation and analytics segment in the

North America region. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.
Peter J. Kuipers joined Omnicell in August 2015, as Executive Vice President and Chief Financial Officer. Prior to Omnicell, Mr. Kuipers served as Senior Vice President and Chief Financial Officer of Quantcast Corp., a global technology company that specializes in digital audience measurement and real-time advertising. From May 2013 to December 2014, Mr. Kuipers served as Executive Vice President and Chief Financial Officer of The Weather Company, a media and global technology leader operating The Weather Channel, weather.com, wunderground.com and its professional services division WSI. From September 2009 to April 2013, Mr. Kuipers served in various financial management positions at Yahoo! Inc., a global internet technology company, most recently as Vice President, Finance for the Americas region. Prior to Yahoo! Inc., Mr. Kuipers held financial leadership roles at Altera Corporation, General Electric Company, and Akzo Nobel. He started his career with Ernst & Young and worked in both the Netherlands and Seattle, Washington. Mr. Kuipers received a Master’s Degree in Economics and Business Administration from Maastricht University and is a Chartered Accountant in the Netherlands.
Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. In March 2012, Mr. Seim was named Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing. In February 2015, Mr. Seim was named Chief Financial Officer and Executive Vice President, Finance, International and Manufacturing. In January 2016, Mr. Seim was named Executive Vice President, Global Automation and Medication Adherence. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.
Dan S. Johnston joined Omnicell in November 2003 as Vice President and General Counsel. In March 2012, Mr. Johnston was named Executive Vice President and General Counsel. In February 2015, Mr. Johnston was named Executive Vice President and Chief Legal and Administrative Officer. In January 2016, Mr. Johnston was named Executive Vice President and Chief Administrative Officer. From April 1999 to November 2003, Mr. Johnston was Vice President and General Counsel at Be, Inc., a software company. From September 1994 to March 1999, Mr. Johnston was an attorney with the law firm Cooley LLP. Mr. Johnston received a B.S. in computer information systems from Humboldt State University and a J.D. from the Santa Clara University School of Law.
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
Jorge R. Taborga joined Omnicell in July 2007 as Vice President and Chief Information Officer.  From January 2009 to February 2013, Mr. Taborga was Vice President of Manufacturing, Quality and Information Technology. In February of 2013, Mr. Taborga was named Executive Vice President, Engineering.  In January 2016, Mr. Taborga was named Executive Vice President, Engineering and Integration Management Office. Prior to joining Omnicell, Mr. Taborga held a number of executive positions with Bay Networks and Quantum, and ran his own management consulting company. He also held executive roles in two cloud computing companies, fusionOne and Terrasping. Mr. Taborga's earlier career includes senior roles in product development with ROLM Systems and Thomas-Conrad. Mr. Taborga received B.S. and M.S. degrees in Computer Science from Texas A&M University. He is currently pursuing a Ph.D. in Organizational Systems at Saybrook University.
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
The acquisition of Aesynt could cause disruptions in our business, which could have an adverse effect on our financial results.

On January 5, 2016, we completed the acquisition of Aesynt (the "Aesynt Acquisition"), a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Uncertainty about the effect of the acquisition on employees, customers, distributors, partners and suppliers may have an adverse effect on the combined company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, distributors, suppliers, partners and others with whom we do business to seek to change existing business relationships. Any such change may materially and adversely affect our business. Any disruption in our operations could adversely affect the combined company’s ability to maintain relationships with customers, distributors, partners, suppliers and employees or to achieve the anticipated benefits of the acquisition.
Aesynt’s business relationships may be subject to disruption due to uncertainty associated with the Aesynt Acquisition.
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
Loss of key personnel could impair the integration of the two businesses, lead to loss of customers and a decline in revenues, or otherwise adversely affect our operations and the operations of Aesynt.
Our success after the completion of the Aesynt Acquisition depends, in part, upon our ability to retain key employees, especially during the integration phase of the two businesses. Current and prospective employees of ours and Aesynt might experience uncertainty about their future roles with us following completion of the Aesynt Acquisition, which might adversely affect our ability to retain key managers and other employees. In addition, competition for qualified personnel in the health care industry is very intense. If we or Aesynt lose key personnel or we are unable to attract, retain and motivate qualified individuals or the associated costs to us increase significantly, our business could be adversely affected.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aeysnt, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited, in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us and, on January 5, 2016, we acquired Aesynt. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

•	difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;

•	complying with international labor laws that may restrict our ability to right-size organizations and gain synergies across acquired operations;

•	complying with regulatory requirements, such as those of the Food and Drug Administration, that we were not previously subject to;

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
We may fail to realize the potential benefits of the acquisition of Aesynt.
We acquired Aesynt in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell and Aesynt. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

•	inability or failure to expand bookings and sales;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.
The actual integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate Aesynt's business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. Our debt may:

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
In addition, the Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests. These restrictive covenants include operating covenants restricting, among other things, our ability to incur additional indebtedness, effect certain acquisitions or make other fundamental changes. The Credit Agreement also includes financial covenants requiring us not to exceed a maximum consolidated total leverage ratio of 3.00:1 (subject to certain exceptions) and to maintain a minimum fixed charge coverage ratio of 1.50:1. Our failure to comply with any of the covenants that are included in the Credit Agreement could result in a default under the terms of the Credit Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving loan facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
If goodwill or other intangible assets that we record in connection with the Aesynt Acquisition, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt Acquisition, it is expected that we will record a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisition of MTS. Under U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of now part of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories and WebsterCare outside the United States.
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
Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. While a significant portion of domestic acute care facilities have adopted some level of medication and/or supply automation, a significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication and supply management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts, particularly when we are seeking to replace an incumbent supplier of medication and supply automation solutions and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration ("DEA"). Through, our acquisition of Aesynt, we now have a Class I, 510(k) exempt medical device that is subject to FDA regulation and will require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
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
Following the theft in November 2012 of Omnicell electronic device containing customer medical dispensing cabinets log files, we were subject to a putative class action complaint. The complaint was subsequently dismissed without prejudice and plaintiff failed to file an appeal within the requisite deadlines. There is no guarantee that, if we are involved in any similar litigation in the future, such an outcome will result. Any similar unauthorized disclosure of personal health information could cause us to experience contractual indemnification obligations under business associate agreements with certain customers, litigation against us, reputational harm and a reduction in demand from our customers. To the extent that this disclosure is deemed to be a violation of HIPAA or other privacy or security laws, we may be subject to significant fines, penalties and other sanctions.
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
The Credit Agreement also includes financial covenants requiring us not to exceed a maximum consolidated total leverage ratio of 3.00:1 (subject to certain exceptions) and to maintain a minimum fixed charge coverage ratio of 1.50:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the Credit Agreement could result in a default under the terms of the Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.

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
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, our business will suffer.
        We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are constantly engaged in the development process for next generation products, and we need to successfully design our next generation and other products for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and usually requires us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.
There is a risk that these developments or enhancement, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

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
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. For additional details, see Note 8, Commitments and Contingencies, in this annual report. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
A number of group purchasing organizations, including Amerinet, Inc., Federal Supply Schedule, First Choice Management Services, Healthcare Purchasing Alliance, LLC, HealthTrust Purchasing Group, L.P., Magnet, Performance Management Solutions, Vizient (formerly Novation LLC), Premier Healthcare Alliance, L.P. and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2015, they may, in some periods, comprise up to 16% of our Medication

Adherence segment revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $26.08 and $40.80 per share during the year ended December 31, 2015. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	changes in our operating results;

•	developments in our relationships with corporate customers;

•	developments with respect to the Aesynt Acquisition;

•	changes in the ratings of our common stock by securities analysts;

•	announcements by us or our competitors of technological innovations or new products;

•	announcements by us or our competitors of acquisitions of businesses, products or technologies; or

•	general economic and market conditions.
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
We expect to incur costs on an ongoing basis to comply with the requirements related to the discovery of the origin of the tantalum, tin, tungsten and gold used in our products, including components we purchase from third parties, and to audit our conflict minerals disclosures. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.1 million as of December 31, 2015.
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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we intend to replace the legacy enterprise Requirements Planning systems used in Avantec and Mach4 with systems currently in use in other parts of Omnicell. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the FASB and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $22.89 per share as of December 31, 2015. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida, in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers' orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

There are currently no unresolved issues with respect to any Commission staff’s written comments.
ITEM 2. PROPERTIES
Our headquarters is located in leased facilities in Mountain View, California. In addition, we maintain leased office space in California, Florida, Illinois, Tennessee, Pennsylvania, and the United Kingdom. The following is a list of our leased facilities and their primary functions.

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Medication Adherence	132,500
Mountain View, California	Administration, marketing, and research and development	Automation and Analytics	99,900
Milpitas, California	Manufacturing	Automation and Analytics	46,300
Waukegan, Illinois	Technical support and training	Automation and Analytics	38,500
Nashville, Tennessee	Research and development and marketing	Automation and Analytics	24,800
Irlam, United Kingdom	Administration, sales, marketing and distribution center	Medication Adherence	61,000
Cranberry, Pennsylvania (1)	Administration, marketing, and research and development	Automation and Analytics	103,000
Warrendale, Pennsylvania (1)	Manufacturing and Administration	Automation and Analytics	107,000
_________________________________________________
(1) Leased facilities as a result of Aesynt Acquisition.
We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China, Hong Kong, and the Federal Republic of Germany, and as a result of our acquisitions of Mach4 and Avantec in April 2015 we have smaller rented offices in France and the United Kingdom.
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, see Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report is incorporated herein by reference.
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

Year Ended December 31, 2015	High	Low
Fourth Quarter	$32.21	$26.08
Third Quarter	$40.80	$30.09
Second Quarter	$39.10	$33.78
First Quarter	$35.79	$30.35

Year Ended December 31, 2014	High	Low
Fourth Quarter	$34.00	$26.05
Third Quarter	$29.73	$26.00
Second Quarter	$29.49	$25.00
First Quarter	$30.33	$24.85
Stockholders
There were 117 registered stockholders of record as of December 31, 2015. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell's common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2010. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Care Index and NASDAQ Health Services Index tracks the aggregate price performance of health care and health services equity securities. Omnicell's common stock is traded on The NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)(3)
Among Omnicell, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index(2) and
the NASDAQ Health Services Index
_________________________________________________

(1)	$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

(2)	Starting in 2015, we started to compare Omnicell’s stock performance to the NASDAQ Heath Care Index. We believe such index is more representative of our business.
(3) This section is not deemed "soliciting material" or to be "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015
Omnicell, Inc.	100.00	114.33	102.91	176.68	229.20	215.09
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Health Care	100.00	105.71	131.78	203.89	258.62	271.40
NASDAQ Health Services	100.00	86.01	97.08	144.55	175.56	196.21
Stock Repurchase Programs

There were no stock repurchases during the fourth quarter ended December 31, 2015. Refer to Note 10, Stock Repurchases, of the Notes to Consolidated Financial Statements in this annual report for information regarding our authorized Stock Repurchase Programs and detailed stock repurchase activity in 2015.
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

	Year Ended December 31,
	2015 (2)	2014 (3)	2013	2012 (4)	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$484,559	$440,900	$380,585	$314,027	$245,535
Gross profit	247,930	233,860	203,399	170,588	135,784
Income from operations (1)	48,632	49,583	35,299	27,126	16,222
Net income	30,760	30,518	23,979	16,178	10,389
Net income per share:
Basic	$0.86	$0.86	$0.69	$0.49	$0.31
Diluted	$0.84	$0.83	$0.67	$0.47	$0.30
Shares used in per shares calculations:
Basic	35,857	35,650	34,736	33,307	33,123
Diluted	36,718	36,622	35,777	34,213	34,103

	December 31,
	2015 (2)	2014 (3)	2013	2012 (4)	2011
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$578,747	$560,214	$492,501	$441,819	$363,849
Total liabilities	176,359	170,116	143,504	134,269	80,935
Total stockholders' equity	$402,388	$390,098	$348,997	$307,550	$282,914
__________________________________________________
(1)    Income from operations includes the following items:

	Year Ended December 31,
	2015 (2)	2014 (3)	2013	2012 (4)	2011
	(In thousands)
Share-based compensation expense	$14,921	$12,785	$11,151	$9,214	$9,499
(2)    Includes Avantec and Mach4 results as of April 2015, the acquisition date.
(3)    Includes Surgichem results as of August 2014, the acquisition date.
(4)    Includes MTS results as of May 2012, the acquisition date.

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

OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Our Omnicell Automation and Analytic customers worldwide use our medication automation, supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety.
Omnicell Medication Adherence solutions, including the MTS and Surgichem brands, provide innovative medication adherence packaging solutions that can help reduce costly hospital readmissions and enable institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 83% of our total revenues in 2015 and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
Beginning in the first quarter of 2015, we have managed our business as two operating segments, Automation and Analytics and Medication Adherence.
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
Medication Adherence
The Medication Adherence segment primarily includes the design, manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem, SureMed and Omnicell. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.
For further description of our operating segments, Note 12, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this annual report.
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

•
Deliver our solutions to new markets. Areas of healthcare where work is done manually may benefit from our existing solutions. These areas include hospitals that continue to employ manual operations, healthcare segments of the U.S. market outside hospitals and markets outside the United States. We weigh the cost of entering these new markets against the expected benefits and focus on the markets that we believe are most likely to adopt our products.

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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product is updated regularly every 12-18 months with new software enhancements. Since its introduction in 2011 there have been 4 major software releases. The G4 product refresh has been a key contributor to our growth, with 78% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on four markets: the United Kingdom and Germany where we sell medication adherence products through a direct sales team; Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in China; where we launched a Mandarin version of our automated dispensing systems. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, and our acquisition of Aesynt which was consummated in January 2016. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three leg strategy of differentiated products, expansion into new markets and acquisition and partnership in future periods will be based on, among other factors:

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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within twelve months and generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased by 8%, from $364.0 million in 2014 to $392.3 million in 2015, driven by the success of our growth strategies in differentiated products and new markets and, to a lesser extent, by the contributions from the acquisitions of Surgichem, Mach4, and Avantec.
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred service revenue of $45.9 million and $45.5 million as of December 31, 2015 and December 31, 2014, respectively. Our deferred service revenue will be amortized to service revenue as the service contracts are executed.
The growth in our Automation and Analytics revenue was driven primarily by our success in consistently growing the number of our customer installations for the year ended December 31, 2015. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities and, as a result, our service revenues have also grown for the year ended December 31, 2015.
The growth in our Medication Adherence revenue was driven primarily by the inclusion of Surgichem operations which was acquired in August 2014 and increased adoption of multi-medication adherence solutions used by patients in assisted living or home care in Europe. This growth is in line with our strategy to deliver solutions to markets outside the United States. On a geographic basis, the United States market did not contribute to, nor erode, the growth in our Medication Adherence business as the population of patients living in nursing homes in the United States has remained relatively constant over the past year.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2016, we also intend to manage our business to operating profit margins similar to those achieved in 2015. Our full-time headcount of 1,451 on December 31, 2015, an increase of 215 from December 31, 2014, is dedicated to bringing our strategies to bear in all the markets in which we participate.
Aesynt Acquisition
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt pursuant to the Securities Purchase Agreement. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The total aggregate consideration is $275.0 million, in cash, plus cash on hand at signing minus indebtedness at close, or approximately $217.5 million, subject to certain adjustments at closing as provided for in the Securities Purchase Agreement. We will record the purchase of Aesynt using the business combination method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Aesynt's operations will be included in our consolidated results of operations beginning January 6, 2016. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence our purchase price allocation in the first quarter of fiscal 2016.
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
Goodwill impairment. We review goodwill for impairment on an annual basis as of the first day of the fourth quarter of each year at the reporting unit level. Our reporting units are the same as our operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to a two-step impairment test. The first step ("Step 1") involves a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. The methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
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
Based on a Step 1 impairment analysis performed as of October 1, 2015, we determined that it was more likely than not that the fair value of each of our reporting units exceeded the carrying value by more than 25%, and thus no impairment in our reporting units was recorded.
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
Recently issued authoritative guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

		Change in			Change in
	2015	$	%	2014	$	%	2013
	(Dollars in thousands)
Product revenues	$388,397	$28,053	8%	$360,344	$53,155	17%	$307,189
Percentage of total revenues	80%			82%			81%
Service and other revenues	96,162	15,606	19%	80,556	7,160	10%	73,396
Percentage of total revenues	20%			18%			19%
Total revenues	$484,559	$43,659	10%	$440,900	$60,315	16%	$380,585
2015 compared to 2014:
Revenues were $484.6 million for the year ended December 31, 2015 compared to $440.9 million for the year ended December 31, 2014, representing an increase of approximately 10%. The year-over-year revenue increase was primarily attributed to increases in product revenues of $28.1 million and in services and other revenue of $15.6 million.
Product revenues represented 80% and 82% of total revenues for the years ended 2015 and 2014, respectively. The increase in product revenues of $28.1 million was primarily due to larger transaction sizes, mainly attributable to competitive conversions, and revenue from acquired companies Mach4 and Avantec which contributed $10.0 million to the increase in product revenue. Product revenues increased in both of our segments. The increase in our Automation and Analytics segment was $20.6 million and in our Medication Adherence segment was $7.4 million. Service and other revenues represented 20% and 18% total revenues for the years ended 2015 and 2014, respectively. Service and other revenues primarily increased due to an increase in our Automation and Analytics segment of $15.6 million, primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base and $5.0 million due to acquired companies Mach4 and Avantec.
Our international sales represented 17%, 11% and 12% of total revenues for the years ended 2015, 2014 and 2013, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2016 compared to 2015, as we fulfill our existing orders, and based on our growth in bookings in 2015, some of which will be recognized as revenue in 2016. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
2014 compared to 2013:
Product revenues increased due to increased sales for both Automation and Analytics segment of $44.0 million and Medication Adherence segment of $9.2 million. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $7.1 million, increased primarily as a result of an expansion in our installed base of automation systems and a resulting increase in the number of support service contracts within our Automation and Analytics segment.
Financial Information by Segment Revenues

		Change in			Change in
	2015	$	%	2014	$	%	2013
Revenues:	(Dollars in thousands)
Automation and Analytics	$390,321	$36,226	10%	$354,095	$51,178	17%	$302,917
Percentage of total revenues	81%			80%			80%
Medication Adherence	94,238	7,433	9%	86,805	9,137	12%	77,668
Percentage of total revenues	19%			20%			20%
Total revenues	$484,559	$43,659	10%	$440,900	$60,315	16%	$380,585
2015 compared to 2014:
The increase in Automation and Analytics revenues for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily related to an increase in product revenues of $20.6 million due to larger transaction sizes, mainly attributable to competitive conversions, and revenue from acquired companies Mach4 and Avantec, which contributed $10.0 million of the increase in product revenue. Service and other revenues increased by $15.6 million primarily from higher service renewal revenue driven mainly by an increase in installed customer base, and $5.0 million due to acquired companies Mach4 and Avantec.
Medication Adherence revenues increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to an increase in product revenues of $7.4 million. The increase in product revenue was largely driven by the full year inclusion of Surgichem operations for the year ended December 31, 2015 compared to approximately 4 months for the year ended December 2014. This increase of approximately $8.4 million was partially offset by lower equipment sales in year 2015 in comparison to the same period of 2014. Service and other revenues remained relatively flat compared to the prior year.
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
Cost of revenues and Gross profit

		Change in			Change in
	2015	$	%	2014	$	%	2013
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$171,943	$20,616	14%	$151,327	$22,013	17%	$129,314
As a percentage of related revenues	44%			43%			43%
Medication Adherence	64,686	8,973	16%	55,713	7,841	16%	47,872
As a percentage of related revenues	69%			64%			62%
Total cost of revenues	$236,629	$29,589	14%	$207,040	$29,854	17%	$177,186
As a percentage of total revenues	49%			47%			47%

Gross profit:
Automation and Analytics	$218,378	$15,610	8%	$202,768	$29,165	17%	$173,603
Automation and Analytics gross margin	56%			57%			57%
Medication Adherence	29,552	(1,540)	(5)%	31,092	1,296	4%	29,796
Medication Adherence gross margin	31%			36%			38%
Total gross profit	$247,930	$14,070	6%	$233,860	$30,461	15%	$203,399
Total gross margin	51%			53%			53%
2015 compared to 2014:
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
Automation and Analytics
Cost of revenues increased by $20.6 million, primarily due to an increase in product costs of $17.0 million which was mainly attributed to $13.5 million costs associated with acquired companies Mach4 and Avantec in the second quarter of 2015 and to customer and product mixes and overall growth in product sales. Cost of service revenues increased by $3.6 million primarily due to an increase in salaries and wages and other related costs. In addition, the acquired companies accounted for approximately $2.6 million of such increase.
Gross profit was $218.4 million for the year ended December 31, 2015 as compared to $202.8 million for the year ended December 31, 2014, representing an increase of approximately 8%, Gross margin percentage decreased due to lower gross margins from acquired companies Mach4 and Avantec.
Medication Adherence
Cost of revenues increased by $9.0 million, primarily due to an increase in product costs of $8.0 million which was mainly attributed to higher volume of revenues from our Surgichem acquisition and changes in our product mix. Cost of service revenues increased by $1.0 million due to higher cost of service sales.
Gross profit decreased due to changes in our product mix, higher manufacturing cost, and higher cost of service.
We do not anticipate any significant fluctuations in gross profit and gross margin beyond normal fluctuations caused by changes in product mix for our Automation and Analytics and Medication Adherence segments during 2016.
2014 compared to 2013:

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
Operating expenses and Income from operations

		Change in			Change in
	2015	$	%	2014	$	%	2013
Operating expenses:	(Dollars in thousands)
Research and development	$35,160	$7,358	26%	$27,802	$(1,303)	(4)%	$29,105
As a percentage of total revenues	7%			6%			8%
Selling, general and administrative	167,581	11,106	7%	156,475	17,480	13%	138,995
As a percentage of total revenues	35%			35%			37%
Gain on business combination	(3,443)	(3,443)	100%	—	—	—%	—
Total operating expenses	$199,298	$15,021	8%	$184,277	$16,177	10%	$168,100
As a percentage of total revenues	41%			42%			38%

Income from operations:
Automation and Analytics	$104,294	$7,455	8%	$96,839	$63,323	189%	$33,516
Operating margin	27%			27%			11%
Medication Adherence	5,294	(5,212)	(50)%	10,506	(4,385)	(29)%	14,891
Operating margin	6%			12%			19%
Corporate expenses ("Common")	(60,956)	(3,194)	6%	(57,762)	(44,654)	341%	(13,108)
Total income from operations	$48,632	$(951)	(2)%	$49,583	$14,284	40%	$35,299
Total operating margin	23%			11%			13%
2015 compared to 2014:
Research and Development. Research and development expenses increased $7.4 million for the year ended December 31, 2015 as compared to year ended December 31, 2014, primarily driven by an increase of $8.7 million in our Automation and Analytics segment which was partially offset by decreases of $1.3 million in Medication Adherence segment. The increase in our Automation and Analytics segment was primarily attributable to a $2.9 million increase in headcount, a $1.9 million increase in consulting expenses and a $2.4 million increase in tools and equipment expenses, partially offset by an increase in capitalized software costs due to the higher level of post-feasibility beta testing. The decrease in research and development expenses in our Medication Adherence segment was primarily attributable to $1.5 million of additional capitalized software due to post-feasibility beta testing.
    We expect research and development expenses to increase in 2016 as we continue to invest in new products and services, and increase as a percentage of total revenues from 7% to approximately 8%. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs.

Selling, General and Administrative. Selling, general and administrative expenses increased $11.1 million for the year ended December 31, 2015 as compared to year ended December 31, 2014 due to increases from our Automation and Analytics segment of $2.9 million, Medication Adherence segment of $5.0 million and increases in corporate expenses of $3.2 million. The increase from our Automation and Analytics segment was attributed to the newly acquired companies Mach4 and Avantec by $4.1 million which was partially offset by decreases primarily in marketing and sales activities. The increase from our Medication Adherence segment was the result of $7.7 million from the inclusion of Surgichem operations for twelve months of 2015 in comparison to three months of 2014, with the remainder attributed to an increase in headcount specifically within our marketing and international departments. The increase in corporate expenses was primarily related to the newly acquired companies Mach4 and Avantec by $2.1 million and increase in acquisition related expenses of $2.9 million mainly due to the Aesynt acquisition.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2016, however this estimate could be impacted by ongoing business development activities and external macro-economic factors.
Operating Income. Operating income from our Automation and Analytics segment or the year ended December 31, 2015 in comparison to year ended December 31, 2014 due to increased revenues at consistent operating margins.
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
Provision for income taxes

		Change in			Change in
	2015	$	%	2014	$	%	2013
	(Dollars in thousands)
Provision for income taxes	$15,484	$(2,502)	(14)%	$17,986	$6,936	63%	$11,050
Effective tax rate on earnings	34%			37%			32%
2015 compared to 2014:
We recorded a provision for income taxes of $15.5 million and an effective tax rate of 34% for the year ended December 31, 2015, compared to $18.0 million and an effective tax rate of 37% for the year ended December 31, 2014. The 2015 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges under ASC 740-718, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction and the federal research tax credit, which was reinstated in December 2015, retroactive to the beginning of the year. The decrease in the annual effective tax rate as compared to 2014 was primarily due to the inclusion of the gain on the investment in Avantec recorded in the quarter ended June 30, 2015. This gain attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares is not included in taxable income.
2014 compared to 2013:
We recorded a provision for income taxes of $18.0 million and an effective tax rate of 37% for the year ended December 31, 2014, compared to $11.1 million and an effective tax rate of 32% for the year ended December 31, 2013. The 2014 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges under ASC 740-718, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction and the federal research tax credit, which was reinstated in December 2014, retroactive to the beginning of the year. The increase in the annual effective tax rate as compared to 2013 was primarily due to non-deductible transaction costs incurred as a result of the Surgichem acquisition, combined with the absence of the impact of the 2013 tax rate reduction in the United Kingdom, as well as reinstatement of the federal research credit in January 2013, retroactive to 2012.
Refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report for further discussion about the factors affecting our ability to realize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $82.2 million at December 31, 2015, compared to $125.9 million at December 31, 2014. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)

Cash	$72,103	$61,311
Cash equivalents	10,114	64,577
Total	$82,217	$125,888
Working Capital	$139,498	$171,054

Our ratio of current assets to current liabilities was 2.1:1 at December 31, 2015 compared to 2.5:1 at December 31, 2014.
On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200 term loan facility (the “Term Loan Facility”) and a $200 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). At the closing of the Aesynt Acquisition, we borrowed $255 million in secured debt under the Credit Agreement, consisting of $200 million of term loans and $55 million of revolving loans to complete the acquisition of Aesynt and to pay related fees and expenses. In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaces our existing Credit Agreement, dated as of September 25, 2013, by and among the Company, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, as amended.
Loans under the Facilities bear interest, at our option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.50% to 2.25% per annum based on the our Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month, plus an applicable margin ranging from 0.50% to 1.25% per annum based on our Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). Undrawn commitments under the Revolving Credit Facility will be subject to a commitment fee ranging from 0.20% to 0.35% per annum based on our Consolidated Total Net Leverage Ratio on the average daily unused portion of the Revolving Credit Facility. A letter of credit participation fee ranging from 1.50% to 2.25% per annum based on our Consolidated Total Net Leverage Ratio will accrue on the average daily amount of letter of credit exposure.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require us and our subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Credit Agreement also includes financial covenants requiring us not to exceed a maximum consolidated total leverage ratio of 3.00:1 (subject to certain exceptions) and to maintain a minimum fixed charge coverage ratio of 1.50:1.
As of December 31, 2015, we were in full compliance with all covenants, and there was no outstanding balance on the Facilities.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisition and acquisition assessment activities.
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt pursuant to the Securities Purchase Agreement. The purchase price paid by us was approximately $280 million, including the repayment of Aesynt indebtedness and after adjustments provided for in the Securities Purchase Agreement. The acquisition was funded with cash-on-hand and borrowings under the Credit Agreement. Upon settling the Aesynt acquisition purchase price, the remaining balance available under the five-year revolving credit facility with Wells Fargo Securities, LLC, was $145 million. In addition, the Credit Agreement includes a letter of credit sub limit of up to $10 million and a swing line loan sub-limit of up to $10 million.
Our stock repurchase programs have a total of $4.9 million remaining for future repurchases as of December 31, 2015, which may result in additional use of cash. See Note 10, Stock Repurchases, of the Notes to Consolidated Financial Statements included in this annual report. In accordance with the Avantec share purchase agreement, we may pay out potential earn-out payments of $3.0 million payable in the first half of 2016 and an additional $3.0 million payable after December 31, 2016, based on booking targets. The fair value of these earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the agreement we also held back $1.8 million from the purchase consideration towards any future indemnification claims that we may release at the end of the 18-month period or in the fourth quarter of 2016.
Based on our current business plan and revenue backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under the Facilities will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.
Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$33,762	$65,163	$55,263
Investing activities	(45,596)	(43,325)	(20,452)
Financing activities	(31,833)	(206)	7,374
Effect of exchange rate changes on cash and cash equivalents	(4)	(275)	33
Net increase (decrease) in cash and cash equivalents	$(43,671)	$21,357	$42,218
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $33.8 million for 2015, primarily as a result of $30.8 million in net income adjusted for non-cash items and changes in assets and liabilities, the non-cash items primarily consisted of depreciation and amortization expense of $25.6 million, share-based compensation expense of $14.9 million, and $3.4 million from our investment gain. This was offset by $33.8 million cash outflow from changes in assets and liabilities resulting primarily from i) an increase in accounts receivable of $18.3 million due to increased product shipments late in the quarter, ii) an increase in inventories of $10.4 million to support forecasted sales, iii) increase in long-term net investment in sales-type leases of $4.7 million due to timing, iv) a decrease in deferred gross profit of $2.6 million due to timing of orders, shipments, and revenue being recognized for installed product, iv) a decrease in deferred service revenue of $2.9 million due to timing of orders and revenue being recognized for installed product, and v) a decrease in accrued compensation of $2.0 million primarily due to lower sales commissions. These amounts were partially offset by an increase in accrued liabilities of $5.5 million primarily due to potential earn-out and contingent payment of $3.0 million related to the Avantec Acquisition, and a decrease in the prepaid expenses of $4.0 million primarily due to commissions driven by higher bookings in the fourth quarter of 2014 compared to the current year to date period.
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
Investing activities
Net cash used in investing activities was $45.6 million for 2015, $25.5 million of which was attributable to the acquisitions of Mach4 and Avantec, and capital expenditures related to purchases of property and equipment and software development of software costs for external use of $7.5 million and $12.1 million, respectively.
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
Financing activities
Net cash used in financing activities was $31.8 million for 2015 as a result of $50.0 million in cash used for stock repurchases under our 2012 and 2014 Stock Repurchase Programs and $3.6 million in employees taxes paid in relation to restricted stock units, partially offset by $17.1 million in proceeds from employee stock option exercises and employee stock plan purchases and $4.7 million in excess tax benefits from employee stock plans.

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
Contractual Obligations
We had $66.9 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of December 31, 2015 as follows:

	Payments Due by Period
	Total	2016	2017 and 2018	2019 and 2020	2021 and Thereafter
	(In thousands)
Operating leases (1)	$38,660	$6,827	$11,407	$10,343	$10,083
Purchase obligations (2)	28,262	28,262	—	—	—
Total (3)	$66,922	$35,089	$11,407	$10,343	$10,083
_________________________________________________

(1)
Commitments under operating leases relate primarily to leased property and office equipment. Rent expense was $7.0 million, $6.8 million and $6.9 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

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

(3)
We have recorded $7.2 million for uncertain tax positions as of December 31, 2015 in accordance with the authoritative guidance summarized in the section entitled "Critical Accounting Policies and Estimates" above. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $7.2 million in uncertain tax position liabilities have not been included in the table above. See Note 9, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report.

See Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of December 31, 2015 was $0.4 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables presenting our quarterly results of operations should be read in conjunction with the Consolidated Financial Statements and related disclosures included in Part IV, Item 15 of this annual report and are incorporated by reference into this Item 8. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015 (1)	March 31, 2015
	(In thousands, except per share data) (Unaudited)
2015 Consolidated Statements of Operations Data:
Total revenue	$130,316	$125,234	$112,788	$116,221
Gross profit	65,080	63,703	57,462	61,685
Income from operations	11,970	13,859	12,424	10,379
Net income	$7,655	$8,036	$8,751	$6,318
Net income per share:
Basic	$0.22	$0.22	$0.24	$0.18
Diluted	$0.21	$0.22	$0.24	$0.17

	Quarter Ended
	December 31, 2014	September 30, 2014 (2)	June 30, 2014	March 31, 2014
	(In thousands, except per share data) (Unaudited)
2014 Consolidated Statements of Operations Data:
Total revenue	$121,541	$112,543	$105,052	$101,764
Gross profit	63,779	59,546	56,040	54,495
Income from operations	13,474	13,597	12,558	9,954
Net income	$9,235	$7,300	$7,789	$6,194
Net income per share:
Basic	$0.26	$0.20	$0.22	$0.18
Diluted	$0.25	$0.20	$0.21	$0.17
_________________________________________________

(1)	Includes Avantec and Mach4 results as of April 2015, the acquisition date.
(2)Includes Surgichem results as of August 2014, the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Independent Registered Public Accounting Firm
In April 2014, the Audit Committee of our Board of Directors dismissed Ernst & Young LLP ("E&Y"), as our independent registered public accounting firm and engaged Deloitte & Touche LLP ("Deloitte"). E&Y’s reports on our consolidated financial statements for fiscal year 2013 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of our financial statements for the year ended December 31, 2013, and in the subsequent interim period through April 7, 2014, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter in connection with its reports. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K issued by the SEC.
During the fiscal year ended December 31, 2013, and the subsequent interim period through April 7, 2014, neither the Omnicell nor anyone acting on its behalf had consulted with Deloitte with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Omnicell financial statements, and neither a written report nor oral advice was provided to Omnicell that Deloitte concluded was an important factor considered by Omnicell in reaching a decision as to any accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” or “reportable event” as those terms are defined in Item 304(a)(1) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
We have excluded Mach4 Automatisierungstechnik GmbH (“Mach4”) and Avantec Healthcare Limited (“Avantec”), which were acquired by us during fiscal year ended December 31, 2015, from our assessment of internal control over financial reporting as of December 31, 2015. Mach4 and Avantec are wholly-owned by Omnicell with total assets and total revenue representing 9% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued its attestation report on our internal control over financial reporting as of December 31, 2015, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2015.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2016 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.
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
Mountain View, California

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. Our audit also included the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Omnicell, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2016

To the Board of Directors and Stockholders of
Omnicell, Inc.
Mountain View, California

We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mach4 Automatisierungstechnik GmbH (“MACH4”) and Avantec Healthcare Limited (“Avantec”), which were acquired acquired in 2015 and whose financial statements constitute 9% and 4% of total assets and total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at MACH4 and Avantec. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2016

To the Board of Directors and Stockholders of Omnicell, Inc.
We have audited the accompanying consolidated balance sheet of Omnicell, Inc. as of December 31, 2013, and the related consolidated statement of operations, comprehensive income, stockholders‘ equity, and cash flows for the period ended December 31, 2013. Our audit also included the financial statement schedule as of December 31, 2013 listed in the index at 15(a)(1). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omnicell, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of December 31, 2013, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Jose, California
March 17, 2014
except for Note 7 and 12, as to which the date is
March 30, 2015

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$82,217	$125,888
Accounts receivable, net of allowances of $1,240 and $1,206, respectively	107,957	82,763
Inventories	46,594	31,554
Prepaid expenses	19,586	23,518
Deferred tax assets	—	12,446
Other current assets	7,774	7,215
Total current assets	264,128	283,384
Property and equipment, net	32,309	36,178
Long-term net investment in sales-type leases	14,484	10,848
Goodwill	147,906	122,720
Intangible assets, net	89,665	82,667
Long-term deferred tax assets	2,361	1,144
Other long-term assets	27,894	23,273
Total assets	$578,747	$560,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,646	$19,432
Accrued compensation	18,195	19,874
Accrued liabilities	30,133	19,299
Deferred service revenue	27,948	25,167
Deferred gross profit	25,708	28,558
Total current liabilities	124,630	112,330
Long-term deferred service revenue	17,975	20,308
Long-term deferred tax liabilities	21,822	30,454
Other long-term liabilities	11,932	7,024
Total liabilities	176,359	170,116
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 44,739 and 43,537 shares issued; 35,594 and 35,816 shares outstanding, respectively	45	43
Treasury stock at cost, 9,145 and 7,721 shares outstanding, respectively	(185,074)	(135,053)
Additional paid-in capital	490,354	457,436
Retained earnings	99,793	69,033
Accumulated other comprehensive income	(2,730)	(1,361)
Total stockholders’ equity	402,388	390,098
Total liabilities and stockholders’ equity	$578,747	$560,214
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Revenues:
Product	$388,397	$360,344	$307,189
Services and other revenues	96,162	80,556	73,396
Total revenues	484,559	440,900	380,585
Cost of revenues:
Cost of product revenues	198,418	173,419	144,997
Cost of services and other revenues	38,211	33,621	32,189
Total cost of revenues	236,629	207,040	177,186
Gross profit	247,930	233,860	203,399
Operating expenses:
Research and development	35,160	27,802	29,105
Selling, general and administrative	167,581	156,475	138,995
Gain on business combination	(3,443)	—	—
Total operating expenses	199,298	184,277	168,100
Income from operations	48,632	49,583	35,299
Interest and other income (expense), net	(2,388)	(1,079)	(270)
Income before provision for income taxes	46,244	48,504	35,029
Provision for income taxes	15,484	17,986	11,050
Net income	$30,760	$30,518	$23,979
Net income per share:
Basic	$0.86	$0.86	$0.69
Diluted	$0.84	$0.83	$0.67
Weighted-average shares:
Basic	35,857	35,650	34,736
Diluted	36,718	36,622	35,777
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Net income	$30,760	$30,518	$23,979
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on foreign currency forward contracts	—	—	(65)
Foreign currency translation adjustments	(1,369)	(1,532)	105
Other comprehensive income (loss), net of tax:	(1,369)	(1,532)	40
Comprehensive income	$29,391	$28,986	$24,019
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2012	39,493	$39	(5,952)	$(90,000)	$382,844	$14,536	$131	$307,550
Net income	—	—	—	—	—	23,979	—	23,979
Other comprehensive income (loss)	—	—	—	—	—	—	40	40
Stock repurchases	—	—	(885)	(20,962)	—	—	—	(20,962)
Share-based compensation	—	—	—	—	11,151	—	—	11,151
Issuance of common stock under employee stock plans	2,349	2	—	—	26,884	—	—	26,886
Tax payments related to restricted stock units	—	—	—	—	(2,223)	—	—	(2,223)
Income tax benefits from employee stock plans	—	—	—	—	2,576	—	—	2,576
Balances as of December 31, 2013	41,842	41	(6,837)	(110,962)	421,232	38,515	171	348,997
Net income	—	—	—	—	—	30,518	—	30,518
Other comprehensive income (loss)	—	—	—	—	—	—	(1,532)	(1,532)
Stock repurchases	—	—	(884)	(24,091)	—	—	—	(24,091)
Share-based compensation	—	—	—	—	12,785	—	—	12,785
Issuance of common stock under employee stock plans	1,695	2	—	—	21,793	—	—	21,795
Tax payments related to restricted stock units	—	—	—	—	(3,744)	—	—	(3,744)
Income tax benefits from employee stock plans	—	—	—	—	5,370	—	—	5,370
Balances as of December 31, 2014	43,537	43	(7,721)	(135,053)	457,436	69,033	(1,361)	390,098
Net income		—	—	—	—	30,760	—	30,760
Other comprehensive income (loss)	—	—	—	—	—	—	(1,369)	(1,369)
Stock repurchases	—	—	(1,424)	(50,021)	—	—	—	(50,021)
Share-based compensation	—	—	—	—	14,921	—	—	14,921
Issuance of common stock under employee stock plans	1,202	2	—	—	17,089	—	—	17,091
Tax payments related to restricted stock units	—	—	—	—	(3,627)	—	—	(3,627)
Income tax benefits from employee stock plans	—	—	—	—	4,535	—	—	4,535
Balances as of December 31, 2015	44,739	$45	(9,145)	$(185,074)	$490,354	$99,793	$(2,730)	$402,388
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Operating Activities
Net income	$30,760	$30,518	$23,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,639	20,272	18,365
Loss on disposal of fixed assets	238	167	345
Impairment of equity investments	—	350	1,759
Gain on equity investments	(3,443)	—	—
Provision for receivable allowance	354	941	110
Share-based compensation expense	14,921	12,785	11,151
Income tax benefits from employee stock plans	4,535	5,370	2,576
Excess tax benefits from employee stock plans	(4,724)	(5,834)	(3,673)
Provision for excess and obsolete inventories	369	542	856
Deferred income taxes	(1,092)	1,402	787
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable, net	(18,295)	(22,799)	(3,609)
Inventories	(10,401)	1,418	(5,410)
Prepaid expenses	4,049	(4,296)	(3,491)
Other current assets	638	53	1,566
Net investment in sales-type leases	(4,661)	1,048	1,723
Other long-term assets	496	297	630
Accounts payable	(2,841)	1,611	(1,784)
Accrued compensation	(2,032)	270	7,991
Accrued liabilities	5,456	5,512	1,758
Deferred service revenue	(2,880)	5,086	82
Deferred gross profit	(2,641)	8,601	(815)
Other long-term liabilities	(683)	1,849	367
Net cash provided by operating activities	33,762	65,163	55,263
Investing Activities
Acquisition of intangible assets, intellectual property and patents	(415)	(327)	(356)
Software development for external use	(12,132)	(10,353)	(7,761)
Purchases of property and equipment	(7,542)	(11,922)	(12,335)
Business acquisitions, net of cash acquired	(25,507)	(20,723)	—
Net cash used in investing activities	(45,596)	(43,325)	(20,452)
Financing Activities
Proceeds from issuances under stock-based compensation plans	17,091	21,795	26,886
Employees' taxes paid related to restricted stock units	(3,627)	(3,744)	(2,223)
Common stock repurchases	(50,021)	(24,091)	(20,962)
Excess tax benefits from employee stock plans	4,724	5,834	3,673
Net cash provided by (used in) financing activities	(31,833)	(206)	7,374
Effect of exchange rate changes on cash and cash equivalents	(4)	(275)	33

Net increase (decrease) in cash and cash equivalents	(43,671)	21,357	42,218
Cash and cash equivalents at beginning of period	125,888	104,531	62,313
Cash and cash equivalents at end of period	$82,217	$125,888	$104,531
Supplemental cash flow information
Cash paid for interest	$76	$61	$122
Cash paid for taxes, net of refunds	$11,871	$9,161	$7,062
Supplemental disclosure of non-cash investing activities
Non-cash activity business acquisition	$7,386	$—	$—
Unpaid property and equipment purchases	$1,398	$273	$1,696

The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company's major products are automated medication, supply control systems and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company's market is primarily located in the United States,Canada and United Kingdom. "Omnicell" or the "Company" refer to Omnicell, Inc. and its subsidiaries.
Principles of consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The Consolidated Financial Statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of intercompany balances and transactions.
On April 21, 2015, the Company completed its acquisition of Mach4 Automatisierungstechnik GmbH (“Mach4”), a privately held German limited liability company with registered office in Bochum, Germany. On April 30, 2015, the Company acquired the remaining 85% of the issued and outstanding ordinary shares of Avantec Healthcare Limited (“Avantec”) not already held by Omnicell. The consolidated financial statements include the results of operations of Mach4 and Avantec commencing as of their respective acquisition dates.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, accounts receivable and notes receivable (net investment in sales-type leases), capitalized software development costs, valuation of goodwill, purchased intangibles and long-lived assets, and accounting for income taxes.
Segment reporting change
The Company's Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. In the first quarter of 2015, the Company modified its segment presentation to reflect the changes in how its CODM reviews the segments and the overall business. With the increase in completed acquisitions in the last two years, the Company changed how the financial information was presented for CODM review to exclude general corporate-level costs that are not specific to either of the reportable segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The Company's CODM allocates resources and evaluates the performance of its segments using information about its revenues, gross profit and income from operations, excluding certain costs which are managed separately at the corporate level. The historical segment financial information has been adjusted to reflect the modified segment reporting. See Note 12, Segment and Geographical Information, for addition information on the segment reporting change.
Foreign currency translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as foreign currency translation adjustments and included in accumulated other comprehensive income in stockholders’ equity.
Revenue recognition

The Company earns revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, our principal market. Revenues related to consumable products are reported net of discounts provided to its customers. The Company's customer arrangements typically include one or more of the following deliverables:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of its equipment.
Installation. Installation of equipment as integrated systems at customers' sites.
Post-installation technical support. Phone support, on-site service, parts and access to unspecified software upgrades and enhancements, if and when available.
Professional services. Other customer services, such as training and consulting.
The Company recognizes revenue when the earnings process is complete, based upon its evaluation of whether the following four criteria have been met:
Persuasive evidence of an arrangement exists. The Company uses signed customer contracts and signed customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, the Company uses a signed services agreement and a statement of work to evidence an arrangement.
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that the Company has delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, the Company recognizes revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install the Company's equipment at the end-user customer facility, the Company recognizes revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met since it does not allow for rights of return or refund. For new distributors, where the Company has not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install the Company's equipment at the end-user facility. For the sale of consumable blister cards, the Company recognizes revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from the Company's facilities. Assuming all other revenue criteria are met, the Company recognizes revenue for support services ratably over the related support services contract period. The Company recognizes revenue on training and professional services as they are performed.
Fee is fixed or determinable. The Company assesses whether a fee is fixed or determinable at the outset of the arrangement based on the payment terms associated with the transaction. The Company has established a history of collecting under the original contract without providing concessions on payments, products or services.
Collection is probable. The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history and its current creditworthiness. If, in the Company's judgment, collection of a fee is not probable, the Company defers revenue recognition until the uncertainty is removed, which generally means revenue is recognized upon the Company's receipt of cash payment assuming all other revenue criteria are met. The Company's historical experience has been that collection from its customers is generally probable.
In arrangements with multiple deliverables, assuming all other revenue criteria are met, the Company recognizes revenue for individual delivered items if they have value to the customer on a standalone basis. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires the Company to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, the Company uses vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. The Company considers VSOE to exist when approximately 80% or more of its standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). The Company has established VSOE of the selling price for its post-installation technical support services and professional services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, the Company's offerings and market strategy differ from those of its competitors, such that it cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, the Company uses its best estimates of selling prices ("BESP"). The Company determines BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. The Company regularly reviews and updates its VSOE and BESP information.
The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price. In addition, the amount recognized for any delivered items cannot exceed that which is not contingent upon delivery of any remaining items in the arrangement.
The Company also uses the residual method to allocate revenue between the software products that enable incremental equipment functionality, and thus are not deemed to deliver its essential functionality, and the related post-installation technical support, as these products and services continue to be accounted for under software revenue recognition rules. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 75% of the lease receivable balance, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
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
Cash equivalents. The Company classifies investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. The Company's cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality, and are invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities. The Company continuously monitors the credit worthiness of the financial institutions and institutional money market funds in which it invests. The Company has not experienced any credit losses from its cash investments.
Foreign currency forward contracts. The Company enters into foreign currency forward contracts to protect its business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and its foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the United States ("U.S") and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries' functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income or net income depending on whether the derivative has been designated and qualifies as a hedging instrument.
Debt. The Company has a Credit Agreement, dated as of September 25, 2013 comprised of a $75 million revolving credit facility. Borrowings under the Company's revolving credit facility would be recognized at cost plus accrued interest based upon stated interest rates. The Company had not drawn any funds under the credit facility as of December 31, 2015.
Accounts receivable and notes receivable (net investment in sales-type leases)
The Company actively manages its accounts receivable to minimize credit risk. The Company typically sells to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. The Company records specific allowances for doubtful accounts when it becomes aware of a specific customer's impaired ability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. There were no significant customers that accounted for more than 10% of the Company's accounts receivable as of December 31, 2015 and December 31, 2014.

Uncollectible amounts are charged off against trade receivables and the allowance for doubtful accounts when the Company makes a final determination that there is no reasonable expectation of recovery. Estimates are used in determining the Company's allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. While the Company believes that its allowance for doubtful accounts receivable is adequate and that the judgment applied is appropriate, such estimated amounts could differ materially from what will actually be uncollectible in the future.
The retained in-house leases discussed above are considered financing receivables. The Company's credit policies and its evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class.
Sales of accounts receivable
The Company records the sale of its accounts receivables as "true sales" in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $38.6 million, $62.0 million and $41.3 million during fiscal year 2015, 2014, and 2013, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable included approximately $0.8 million, $1.1 million and $0.1 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Inventory
Inventories are stated at the lower of cost (utilizing standard costs, applying the first-in, first-out method) or market. Cost elements included in inventory are direct labor and materials plus applied overhead. The Company routinely assesses on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. The Company writes down its inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than the Company projected, additional inventory write-downs may be required.
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with the Company's supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of two months' notice. Purchases from this supplier were $41.7 million, $34.5 million and $29.2 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Property and equipment
Property and equipment less accumulated depreciation are stated at historical cost. The Company's expenditures for property and equipment primarily are for computer equipment and software used in the administration of its business, and for leasehold improvements to its leased facilities. The Company also develops molds and dies used in long-term manufacturing arrangements with suppliers and for production automation equipment used in the manufacturing of consumable blister card components. Depreciation and amortization of property and equipment are provided over their estimated useful lives, using the straight-line method, as follows:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	3 - 12 years
Depreciation and amortization of property and equipment was $12.8 million, $11.3 million and $10.9 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $1.2 million and $3.9 million of costs related to the application development of enterprise-level software that was included in property and equipment during the years ended December 31, 2015 and December 31, 2014, respectively.
Software development costs
The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes feasibility when it completes a working model and amortizes development costs over the estimated lives of the related products ranging from three to five years. The Company capitalized software development costs of $12.1 million and $10.4 million which are included in other assets as of December 31, 2015 and December 31, 2014, respectively. The Company recorded $5.8 million, $4.4 million and $3.2 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively. All development costs prior to the completion of a working model are recognized as research and development expense.
Deferred gross profit and deferred service revenue
Deferred gross profit and deferred service revenue arise when customers have been billed and/or have received products and/or services in advance of revenue recognition. The Company's deferred gross profit, classified as a current liability, consists primarily of unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment, and the unearned revenue for software licenses. The Company's deferred service revenue, separated into current and long-term liabilities, consists of the unearned portion of service contracts for which revenue is recognized over their duration.
Business combinations
The Company uses the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in the Company's Consolidated Financial Statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
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
Goodwill and intangible assets
Goodwill. The Company reviews goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. The Company's reporting units are the same as its operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. This initial assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this initial qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company decides to bypass this option, it proceeds to a two-step impairment test. The first step ("Step 1") involves a comparison between the estimated fair values of the Company's reporting units with their respective carrying amounts including goodwill. The methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings or revenues. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and the second step is performed to measure the amount of impairment. The second step involves calculating an implied fair value of goodwill by measuring the excess of the estimated fair value of the reporting units over the aggregate estimated fair values of the individual assets less liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.
To determine each reporting unit's fair value in the second step, the Company uses the income approach which is based on the estimated discounted future cash flows of that reporting unit. The estimated fair value of each reporting unit under the income approach is corroborated with the market approach, which measures the value of a business through an analysis of recent sales or offerings of a comparable entity. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of the sum of its reporting units’ estimated fair value.

Intangible assets. In connection with the Company's acquisitions, it generally recognizes assets for customer relationships, technology and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from 1 to 30 years. Amortization for technology is recognized in cost of product revenues, and amortization for customer relationships and trade names is recognized in selling, general and administrative expenses.
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company's cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company's intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition.
Valuation of share-based awards
The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). The Company recognizes compensation expense related to stock-based compensation, including the awarding of employee stock awards and restricted stock units, based on the grant date estimated fair value. The Company amortizes the fair value of the employee stock awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on the Company's historical experience of employee stock option exercises, including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. The Company calculates its pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.
Accounting for income taxes
The Company records an income tax provision for the anticipated tax consequences of the reported results of operations. In accordance with U.S. GAAP, the provision for income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of change. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.
In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
Advertising expense
Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $0.7 million, $0.8 million and $0.7 millionfor the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Commissions

Sales commissions are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and recorded in prepaid expenses upon execution of a non-cancelable customer contract and subsequently expensed in the period of revenue recognition.
Shipping costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Shipping and handling expenses were $8.5 million, $7.4 million and $6.1 million for the year ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Recently adopted accounting standards
During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheet. The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of ASU 2015-17 resulted in a reclassification of the Company's net current deferred tax assets of $12.5 million to the net non-current deferred tax liabilities in its Consolidated Balance Sheet as of December 31, 2015.
Recently issued authoritative guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Under the new guidance, an entity is required to recognize an amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The original effective date for the ASU would have required the Company to adopt the standard beginning in its first quarter of fiscal year 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in its first quarter of fiscal year 2018. The new revenue guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirer are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-16 on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
There was no other recently issued authoritative guidance that has a material impact on the Company's Consolidated Financial Statements through the reporting date.
Note 2. Business Combinations
2015 Acquisition Activity
Mach4 Acquisition
On April 21, 2015, the Company completed its acquisition of Mach4, a privately held German limited liability company with its registered office in Bochum, Germany pursuant to a share purchase agreement (the “Mach4 Agreement”), under which Omnicell International, Inc., a wholly-owned subsidiary of Omnicell Inc., purchased the entire issued share capital of Mach4 (the “Mach4 Acquisition”).
Mach4 manufactures robotic dispensing systems used by retail and hospital pharmacies and the Mach4 acquisition provides the Company with a more robust product offering that is intended to be leveraged to create opportunities to sell additional Omnicell medication cabinets. The robotic storage and dispensing product offering provides the Company with a solution to better compete for international market share.

Pursuant to the terms of the Mach4 Agreement, the Company paid approximately $17.3 million in cash after adjustments provided for in the Mach4 Agreement, of which $2.7 million was placed in an escrow fund, which will be distributed to Mach4's former stockholders subject to claims that we may make against the escrow fund with respect to indemnification and other claims within 18 months after the closing date of this transaction.
Avantec Acquisition
On April 30, 2015, the Company completed the acquisition of Avantec, the privately-held distributor of the Company’s products in the United Kingdom, pursuant to a share purchase agreement (the “Avantec Agreement”). Pursuant to the Avantec Agreement, the Company acquired the remaining 85% of issued and outstanding ordinary shares of Avantec that was not previously owned by the Company. Avantec develops medication and supply automation products that complement the Company's solutions for configurations suited to the United Kingdom marketplace, and had been the exclusive distributor of the Company's medication and supply automation solutions since 2005 in the United Kingdom.
Pursuant to the terms of the Avantec Agreement, the Company agreed to pay $12.0 million in cash (the “Purchase Consideration”) and potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on bookings targets. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the Avantec Agreement, the Company retained $1.8 million of the Purchase Consideration to be held to settle any future indemnification claims within 18 months period that the Company may make following the closing.
The fair value of the contingent consideration liability related to Avantec is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in the Company's Consolidated Statements of Operations. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the achievement of booking targets and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement.
Prior to the Avantec Acquisition, the Company accounted for its 15% ownership interest in Avantec as an equity-method investment. The Avantec acquisition date carrying book value of the Company's previous equity interest was $1.3 million. This transaction was accounted for as a step acquisition, which required the Company to re-measure its previously held 15% ownership interest to fair value and record the difference between the fair value and carrying value as a gain. The fair value of the equity investment was determined to be $4.7 million which resulted in a gain of $3.4 million.
Both of the above acquired companies are included in the Company's Automation and Analytics segment.
The Company accounted for the transactions above under the provisions of ASC 805. Accordingly, the estimated fair value of the consideration transferred to purchase the acquired companies is allocated to the assets acquired and the liabilities assumed based on their respective fair values. The Company has made significant estimates and assumptions in determining the allocation of the acquisition consideration.
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

The Company's preliminary allocation of the total purchase price for each transaction is summarized below:

	Mach4	Avantec	Total
	(In thousands)
Cash	$397	$3,392	$3,789
Accounts receivable	3,743	3,607	7,350
Inventory	3,580	1,428	5,008
Deferred tax assets and other current assets	368	89	457
Total current assets	8,088	8,516	16,604
Property and equipment	463	—	463
Intangibles	7,710	6,341	14,051
Goodwill	10,591	15,606	26,197
Other non-current assets	52	—	52
Total assets	26,904	30,463	57,367
Current liabilities	3,684	4,125	7,809
Non-current deferred tax liabilities	2,564	1,269	3,833
Deferred service revenue and gross profit	2,314	928	3,242
Other non-current liabilities	1,056	—	1,056
Total purchase price	17,286	24,141	41,427
Total purchase price, net of cash received	$16,889	$20,749	$37,638
Identifiable intangible assets
Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are as follows:

	Mach4		Avantec
	Fair value	Weighted average useful life	Fair value	Weighted average useful life
	(In thousands)	(In years)	(In thousands)	(In years)
Developed technology	$3,290	8	$—	—
Trade name	850	6	92	2
Customer relationships	3,570	10	5,834	12
Backlog	—	—	415	2
Total purchased intangible assets	$7,710		$6,341
Developed technology represents completed technology that has reached the technological feasibility and/or is currently offered for sale to Mach4 customers. The fair value is determined based on the relief from royalty method under the income approach, which requires the Company to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. A royalty rate of 5% was used to value the developed technology. The after-tax cash flows were discounted to present value utilizing a 17.5% discount rate, which is based on the Company's company-wide required return for this acquisition plus a discount of 1.5% to account for the unique riskiness of the asset. The developed technology had a fair value of $3.3 million and had an estimated economic life of eight years based on estimated technological obsolescence and is being amortized on an accelerated basis.
Trade name represents the fair value brand recognition that was determined using the relief-from-royalty method under the income approach. A royalty rate of 1% and 2% was used to value the trade names of Avantec and Mach4, respectively. The value of trade names of $0.1 million for Avantec is being amortized on straight-line method and $0.9 million for Mach4 is being amortized on an accelerated basis.
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
Pro forma financial information
The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2015 and fiscal 2014 as if Mach4 and Avantec had been acquired on January 1, 2014. The unaudited estimated pro forma information combines the historical results of Mach4 and Avantec with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2014. Additionally, the pro forma financial information does not include the impact of possible business model changes between Mach4, Avantec and the Company. The Company expects to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Twelve months ended December 31,
	2015	2014
	(In thousands, except per share data)
Pro forma net revenues	$491,533	$468,147
Pro forma net income	31,397	32,356
Pro forma net income per share basic	0.88	0.91
Pro forma net income per share diluted	0.86	0.88

Total revenues for Mach4 and Avantec recorded in fiscal year 2015 consolidated financial statements since the acquisition date were $11.2 million and $8.7 million, respectively. Total operating losses for Mach4 and Avantec recorded in fiscal year 2015 consolidated financial statements since the acquisition date were $2.2 million and $0.9 million, respectively.
2014 Acquisition Activity
On August 22, 2014, the Company completed its acquisition of Surgichem, a wholly-owned subsidiary of Bupa Care Homes (CFG) Plc ("Bupa"). In exchange for all of the voting equity interests of the acquired company, the Company paid a total purchase price of $20.7 million in cash, net of $0.2 million of cash acquired. This acquisition will assist U.K. healthcare professionals and caregivers seeking to improve patient outcomes, reduce medication errors and lower costs by effectively managing compliance to prescribed medication regimes in their mission to extend patient health and satisfaction through convenient, effective medication adherence solutions. Surgichem is being integrated with the Company’s existing U.K. business, MTS, a leading supplier of medication adherence packaging solutions.

The following table presents the purchase price allocation included in the Company's Consolidated Balance Sheets:

(In thousands)
Cash	$153
Accounts receivable	2,462
Inventory	2,190
Deferred tax assets and other current assets	361
Total current assets	5,166
Property and equipment	164
Intangibles	5,730
Goodwill	12,112
Total assets	23,172
Current liabilities	1,191
Long-term deferred tax liabilities	1,104
Total purchase price	$20,877
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
Goodwill. The purchase price allocation resulted in goodwill of $12.1 million, which represents sales of future products and services and the assembled workforce of Surgichem. The Company believes the acquisition enhances its offerings and diversifies its revenue mix providing a more robust product and service solution to its current customers while expanding the Company’s international presence. The Company considered these factors as supporting the amount of goodwill recorded. The amortization of intangible assets and goodwill is not deductible for tax purposes.
Surgichem generated revenue of $4.6 million and losses from operations of $0.1 million since the acquisition date for the year ended December 31, 2014. Surgichem revenue and losses from operations were $13.3 million (including $4.6 million mentioned above) and $11.9 million for the years ended December 31, 2014 and December 31, 2013, respectively. Results of operations for Surgichem have been included as a part of the Company's Medication Adherence segment, and supplemental pro forma results of operations for the prior periods have not been presented, as the effect of the acquisition was not material to the Company's consolidated financial results.
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

The calculation of basic and diluted net income per share is as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Net income	$30,760	$30,518	$23,979
Weighted-average shares outstanding — basic	35,857	35,650	34,736
Add: Dilutive effect of employee stock plans	861	972	1,041
Weighted-average shares outstanding — diluted	36,718	36,622	35,777
Net income per share — basic	$0.86	$0.86	$0.69
Net income per share — diluted	$0.84	$0.83	$0.67
Anti-dilutive weighted-average shares related to stock award plans	555	640	850
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of December 31, 2015 and December 31, 2014 includes money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
Cash and cash equivalents at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Cash	$72,103	$61,311
Cash equivalents	10,114	64,577
Total cash and cash equivalents	$82,217	$125,888
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
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$10,114	$—	$—	$10,114
Forward contracts	—	32	—	32
Total financial assets	$10,114	$32	$—	$10,146
Contingent consideration liability	$—	$—	$5,823	$5,823
Total financial Liabilities	$—	$—	$5,823	$5,823
The significant unobservable inputs used in the fair value measurement of the contingent consideration classified as level 3 above are the achievement of booking targets and the discount rate. There have been no transfers between fair value measurement levels during the year ended December 31, 2015 and December 31, 2014.
The following table represents the fair value hierarchy of the Company’s financial asset measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$64,577	$—	$—	$64,577
Total financial assets	$64,577	$—	$—	$64,577
Net investment in sales-type leases. The carrying amount of the Company's sales-type lease receivables is a reasonable estimate of fair value as the unearned interest income is immaterial.
Foreign Currency Risk Management
The Company operates in foreign countries, which expose it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound and Euro. In order to manage foreign currency risk, the Company enters into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, the Company seeks to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Consolidated Balance Sheets. The derivative instruments the Company uses to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Consolidated Statements of Operations. The Company does not enter into derivative contracts for trading purposes.
The aggregate notional amounts of the Company's outstanding foreign exchange contracts as of December 31, 2015 were $0.4 million. The aggregate fair value of these outstanding foreign exchange contracts as of December 31, 2015 were less than $0.1 million. The Company did not have any outstanding foreign exchange contracts as of December 31, 2014.
Note 5. Balance Sheet Components

	December 31, 2015	December 31, 2014
	(In thousands)
Inventories:
Raw materials	$11,582	$8,254
Work in process	1,653	64
Finished goods	33,359	23,236
Total inventories	$46,594	$31,554

Property and equipment:
Equipment	$43,533	$42,829
Furniture and fixtures	5,897	5,689
Leasehold improvements	9,063	8,701
Software	30,693	28,920
Construction in progress	3,651	1,538
Property and equipment, gross	92,837	87,677
Accumulated depreciation and amortization	(60,528)	(51,499)
Total property and equipment, net	$32,309	$36,178

Other long term assets:
Capitalized software, net	$26,011	$19,643
Other assets	1,883	3,630
Total other long term assets, net	$27,894	$23,273

Accrued liabilities:
Advance payments from customers	$8,327	$4,834
Rebates and lease buyouts	4,702	6,512
Group purchasing organization fees	2,983	3,475
Taxes payable	2,768	2,181
Other accrued liabilities	11,353	2,297
Total accrued liabilities	$30,133	$19,299

Deferred gross profit:
Sales of medication and supply dispensing systems including packaging equipment	$41,396	$36,947
Less: cost of revenues, excluding installation costs	(15,688)	(8,389)
Total deferred gross profit	$25,708	$28,558

Note 6. Net Investment in Sales-Type Leases
On recurring basis, the Company enters into sales-type lease transactions which vary in length from 1.0 year to 5.0 years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Net minimum lease payments to be received	$22,255	$17,616
Less: unearned interest income portion	(1,014)	(1,131)
Net investment in sales-type leases	21,241	16,485
Less: short-term portion(1)	(6,757)	(5,637)
Long-term net investment in sales-type leases	$14,484	$10,848
(1) The short-term portion of the net investments in sales-type leases are included in the other current assets on the Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment, and recorded allowance for credit losses of $0.2 million as of December 31, 2015 and December 31, 2014.
At December 31, 2015, the future minimum lease payments to be received under sales-type leases are as follows:

Year ended December 31,	(In thousands)
2016	$7,381
2017	6,252
2018	4,471
2019	2,500
2020	1,651
Total	$22,255
Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2013	$28,543	$82,800	$111,343
Additions (1)	—	12,112	12,112
Adjustments (2)	—	(735)	(735)
Net balance as of December 31, 2014	28,543	94,177	122,720
Additions (3)	26,197	—	26,197
Adjustments (2)	(424)	(587)	(1,011)
Net balance as of December 31, 2015	$54,316	$93,590	$147,906
_________________________________________________
(1) Additions to goodwill as a result of the Surgichem acquisition in August 2014, including a $0.1 million adjustment to the purchase price in the fourth quarter of 2014.
(2) Adjustments reflect foreign currency exchange rate fluctuations.
(3) Additions to goodwill as a result of the Mach4 and Avantec acquisitions in April 2015, including a $0.1 million adjustment to the purchase price in the fourth quarter of 2015 for Mach4.
Intangible assets, net
The carrying amounts of intangibles as of December 31, 2015 were as follows:

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,554	$(11,315)	$(719)	$57,520	5 - 30
Acquired technology	30,870	(6,088)	59	24,841	3 - 20
Trade names	8,052	(2,551)	(14)	5,487	1 - 12
Patents	1,960	(384)	—	1,576	2 - 20
Backlog	415	(163)	(11)	241	2
Total intangibles assets, net	$110,851	$(20,501)	$(685)	$89,665

The carrying amounts of intangibles as of December 31, 2014 were as follows:

	December 31, 2014
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$60,150	$(7,596)	$(323)	$52,231	5 - 30
Acquired technology	27,580	(4,068)	—	23,512	3 - 20
Trade names	7,110	(1,559)	(17)	5,534	1 - 12
Patents	1,655	(265)	—	1,390	20
Total intangibles assets, net	$96,495	$(13,488)	$(340)	$82,667
Amortization expense of intangible assets was $6.9 million, $4.6 million and $4.3 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
The estimated future amortization expenses for intangible assets are as follows:

For the year ended December 31,	(In thousands)
2016	$6,798
2017	5,996
2018	5,517
2019	5,244
2020	5,088
Thereafter	61,022
Total	$89,665
Note 8. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. Rent expense was $7.0 million, $6.8 million and $6.9 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

The minimum future payments on non-cancelable operating leases are as follows:

For the year ended December 31,	(In thousands)
2016	$6,827
2017	6,015
2018	5,392
2019	5,250
2020	5,093
Thereafter	10,083
Total minimum future lease payments	$38,660

Purchase obligations
During the course of the business, we issue purchase orders based on our current manufacturing needs.   As of December 31, 2015, the Company had noncancelable purchase commitments of $28.3 million, which are expected to be paid within the next twelve months.
Legal proceedings
The Company is currently involved in various legal proceedings. As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described below based on its belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
The Company’s pending legal proceeding as of December 31, 2015 is as follows:
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by the Company, as well as related state-law claims against the Company in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, the Company filed a Motion to Dismiss the Action. MV Circuit responded on January 29, 2015, and the Company replied in support of its Motion to Dismiss on February 17, 2015. On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss. Specifically, the Court granted the Company's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy).  The Court denied the Company's Motion to Dismiss with respect to Count 9 (fraud), Count 7 (fraudulent concealment) and Count 8 (negligent misrepresentation). The Company filed an Answer to the Complaint on April 8, 2015.  Following an initial Case Management Conference on April 22, 2015, the Court ordered MV Circuit and the Company to make a limited initial production of documents.  The parties completed this initial document production and have held further conference calls with the Court to report on their settlement negotiations.  During a conference call held on February 11, 2016, the Court set a deadline of March 14, 2016 for the parties to either file notification of settlement or a proposed litigation schedule.
Guarantees
As permitted under Delaware law and the Company's certificate of incorporation and bylaws, the Company has agreed to indemnify its directors and officers against certain losses that they may suffer by reason of the fact that such persons are, were or become its directors or officers. The term of the indemnification period is for the director’s or officer’s lifetime and there is no limit on the potential amount of future payments that the Company could be required to make under these indemnification agreements. The Company has purchased a directors’ and officers’ liability insurance policy that may enable it to recover a portion of any future payments that it may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products and the provision of its support services. In the ordinary course of the Company's business, the Company has in the past and may in the future agree to indemnify another party, generally its business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, its gross negligence or intentional acts in the performance of support services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments that it may be required to make under these indemnification obligations to the amounts paid to it by a customer, but in some cases the obligation may not be so limited. In addition, the Company has in the past and may in the future warrant to its customers that its products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that its software media is free from material defects. Sales contracts for certain of the Company's medication packaging systems often include limited warranties for up to six months, but the periodic activity and ending warranty balances the Company records have historically been immaterial.
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2015 and December 31, 2014.
Note 9. Income Taxes
The following is a geographical breakdown of income before the provision for income taxes:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Domestic	$51,089	$48,327	$34,678
Foreign	(4,845)	177	351
Income before provision for income taxes	$46,244	$48,504	$35,029
The provision for income taxes consists of the following:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Current:
Federal	$13,840	$14,063	$8,218
State	2,475	2,274	1,621
Foreign	203	192	447
Total current income taxes	16,518	16,529	10,286
Deferred:
Federal	846	1,603	1,287
State	(379)	84	(263)
Foreign	(1,501)	(230)	(260)
Total deferred income taxes	(1,034)	1,457	764
Total provision for income taxes	$15,484	$17,986	$11,050

The provision for income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
U.S. federal tax provision at statutory rate	$16,181	$16,998	$12,260
State taxes	1,365	1,533	883
Non-deductible expenses	551	809	297
Acquisition costs	239	229	—
Share-based compensation expense	748	461	407
Research tax credits	(1,324)	(818)	(1,430)
Domestic production deduction	(1,133)	(1,127)	(816)
Gain on investment	(1,205)	—	—
Other	62	(99)	(551)
Total provision for income taxes	$15,484	$17,986	$11,050
Significant components of the Company's deferred tax assets (liabilities) are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets (liabilities):
Deferred revenue	$14,020	$12,639
Stock compensation	6,034	6,287
Inventory related items	2,541	2,713
Tax credit carry forwards	2,579	2,168
Reserves and accruals	—	327
Loss carry forwards	667	12
Other, net	697	—
Total net deferred tax assets	26,538	24,146

Intangibles	(28,213)	(26,485)
Depreciation and amortization	(17,185)	(14,331)
Reserves and accruals	(601)	—
Other, net	—	(194)
Total deferred tax liabilities	(45,999)	(41,010)

Net deferred tax liabilities	$(19,461)	$(16,864)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2015, no valuation allowances have been recorded in any jurisdiction.
As of December 31, 2015, the Company has an immaterial amount of state net operating loss carryforwards available for income tax purposes. For income tax purposes, the Company has California research tax credits carryforwards of $9.1 million. Federal research tax credit carryforwards from prior years have been utilized or have expired. California credits are available indefinitely to reduce cash taxes otherwise payable. Pursuant to the requirements of ASC 718, the Company does not include unrealized stock option attributes as components of its gross deferred tax assets. The tax-effected amounts of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2015 are immaterial.
In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2015, the Company has not made a provision for U.S. federal income and state income taxes on accumulated and current earnings of $1.0 million related to certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. If the Company expects to distribute those earnings in the form of dividends or otherwise, the Company would be subject to U.S. and state income taxes reported as a component of income tax expense, in the amount of $0.4 million. This amount may be reduced by any foreign tax credits available at the time of repatriation.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions as the United States, California, the United Kingdom and Germany. In 2012, the Company concluded audits by the IRS and the California Franchise Tax Board for years 2008 and 2009. However, all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such the Company's U.S. federal and California tax years remain open from 1996 and 1992, respectively. In late 2014, the Company was contacted by the IRS for a limited scope audit for tax years 2011 and 2012. In 2015, the audit was expanded to include 2013. At this time, the Company does not believe results of this audit will have a material impact on its financial statements.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2015 is as follows:

(In thousands)
Year Ended December 31, 2012	$6,915
Increases related to tax positions taken during a prior period	406
Decreases related to tax positions taken during the prior period	(79)
Increases related to tax positions taken during the current period	764
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(32)
Year Ended December 31, 2013	7,974
Increases related to tax positions taken during a prior period	63
Decreases related to tax positions taken during the prior period	(89)
Increases related to tax positions taken during the current period	801
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(264)
Year Ended December 31, 2014	8,485
Increases related to tax positions taken during a prior period	37
Decreases related to tax positions taken during the prior period	(895)
Increases related to tax positions taken during the current period	1,807
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(284)
Year Ended December 31, 2015	$9,150
As of December 31, 2015 the total amount of gross unrecognized tax benefits, if realized, would decrease the Company's tax expense by approximately $6.0 million. The Company recognizes interest and/or penalties related to uncertain tax positions in operating expenses, which for 2015 was immaterial. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
Note 10. Stock Repurchases

The following table summarizes the Company's stock repurchases during each reporting period:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands, except per share data)
Total number of shares repurchased	1,424	884	885
Dollar amount of shares repurchased	$50,021	$24,091	$20,962
Average price paid per share	$35.13	$27.24	$23.70
In August 2012, the Company's Board of Directors authorized a program (the "2012 Stock Repurchase Program") to repurchase up to $50.0 million of common stock, of which approximately $45.1 million had been repurchased as of December 31, 2014, and approximately $4.9 million had been repurchased during the second quarter of 2015 at which time the 2012 Stock Repurchase Program was concluded.
In November 2014, the Company's Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of December 31, 2015. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of December 31, 2015, and the program has no expiration date.
The following table presents a summary of our stock repurchase activity for the year ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Amounts of Shares Purchased Under Publicly Announced Programs
	(In thousands, except per share data)
During fiscal year ended December 31, 2015:
May 1, 2015 to May 31 2015	321	$35.91	$11,528
June 1, 2015 to June 30, 2015	360	37.48	13,493
August 1, 2015 to August 31, 2015	189	33.75	6,378
September 1, 2015 to September 30, 2015	554	33.61	18,622
Total share repurchased during 2015	1,424	35.13	$50,021
Note 11. Employee Benefits and Share-Based Compensation
Stock purchase plan
1997 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan ("ESPP"), under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their earnings; provided, however, an eligible employee's right to purchase shares of the Company's common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.
At the Company's 2009 Annual Meeting of Stockholders (the "2009 Annual Meeting"), its stockholders approved an amendment to the ESPP, which added 2.6 million shares to the reserve for future issuance. At the Company's 2015 Annual Meeting of Stockholders (the "2015 Annual Meeting"), its stockholders approved an amendment to the ESPP, which added and additional 3.0 million shares to the reserve for future issuance. There was a total of 3.3 million shares reserved for future issuance under the ESPP as of December 31, 2015.
For the year ended December 31, 2015, employees purchased 0.4 million shares of common stock under the ESPP and an aggregate of 5.1 million shares were issued under the ESPP as of December 31, 2015.
Stock award plans

2009 Equity Incentive Plan
On May 19, 2009, at the Company's 2009 Annual Meeting, the stockholders approved the Omnicell, Inc. 2009 Equity Incentive Plan, and as subsequently amended, (the "2009 Plan"). The 2009 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards to the Company's employees, directors and consultants. The 2009 Plan succeeded the 1999 Equity Incentive Plan, the 2003 Equity Incentive Plan and the 2004 Equity Incentive Plan (collectively, the "Prior Plans"). No additional awards will be granted under any of the Prior Plans; however, all outstanding stock awards granted under the Prior Plans continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards.
On December 16, 2010, at a Special Meeting of Stockholders, the Company's stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2.6 million shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At the Company's 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock authorized for issuance by 2.5 million shares. At the 2015 Annual Meeting, the Company's stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock authorized for issuance by 3.2 million shares and to provide that number of common stock shares available for issuance under the 2009 Plan be reduced by 2.15 shares for each share granted as a full value award on or after December 31, 2014. In addition, at the 2015 Annual Meeting, the Company's stockholders approved amendments to the 2009 Plan Stock providing that: (i) awards granted under the 2009 Plan will be subject to recoupment in accordance with any clawback policy that the Company may be required to adopt pursuant to applicable law and listing requirements and (ii) that the 2009 Plan will not expire by its terms but that no incentive stock options may be granted after the ten year anniversary of the earlier of the date that the 2009 Plan was adopted by the Company's Board of Directors or the date that the 2009 Plan was approved by its stockholders. There were 3.8 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2015.
Options granted under the 2009 Plan become exercisable over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. The Company also grants both restricted stock and restricted stock units to participants under the 2009 Plan. Awards of restricted stock to non-employee directors are granted on the date of the annual meeting of stockholders and vest in full on the date of the next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the award on the date of issuance is amortized to expense from the date of grant to the date of vesting. RSUs granted to employees vest over a period of four years and are expensed ratably on a straight-line basis over the vesting period.
Performance-based Restricted Stock Units
In 2011, the Company began incorporating performance-based restricted stock units ("PSUs") as an element of its executive compensation plans. In 2012, the Company granted 125,000 PSUs to its executive officers, of which 62,500 PSUs became eligible for vesting upon the achievement of a certain level of shareholder return for 2012. In 2013, the Company granted 137,500 PSUs to its executive officers all of which became eligible for vesting upon the achievement of a certain level of shareholder return for the period from January 1, 2013 through February 28, 2014. In 2014, the Company granted 132,500 PSUs to its executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for 2014 and eligible for further time-based vesting based on the ranking of the Company's total shareholder return for the period from March 1, 2014 through March 1, 2015. In 2015, the Company granted 60,000 PSUs to its executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 2, 2015 through March 1, 2016 and eligible for further time-based vesting based on the ranking of the Company's total shareholder return.
The fair value of a PSU award is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index").
Vesting for the PSUs is based both on the percentile placement of the Company's total stockholder return among the companies listed in the NASDAQ Health Care Index and time-based vesting. The Company calculates total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSUs granted on February 6, 2015, stock price appreciation is calculated based on the trailing 20-day average stock price just prior the first trading day of March 2015, compared to the trailing 20-day average stock price just prior the first trading day of March 2016. For PSUs granted on February 4, 2014, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2014, compared to the trailing 20-day average stock price just prior to the first trading day of March 2015.
On March 20, 2014, the Compensation Committee confirmed 63.9% as the percentile rank of the Company's 2013 total stockholder return. This resulted in 100% of the 2013 PSUs, or 137,500 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 20, 2014 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 137,500 shares eligible for time-based vesting under the 2013 PSUs, 68,750 and 34,375 shares vested during the year ended December 31, 2014 and December 31, 2015, respectively.
On March 3, 2015, the Compensation Committee confirmed 74.4% as the percentile rank of the Company's 2014 total stockholder return. This resulted in 100% of the 2014 PSUs, or 132,500 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 3, 2015 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 132,500 shares eligible for time-based vesting under the 2014 PSUs, 66,250 shares vested during the year ended December 31, 2015.
Valuation of share-based awards
The following assumptions were used to value share options and ESPP shares granted pursuant to our equity incentive plans:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Stock Option Plans
Risk-free interest rate	1.7%	1.6%	1.2%
Dividend yield	—%	—%	—%
Expected volatility	32.0%	34.9%	43.1%
Expected life (in years)	5.04	4.8	5.3

Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Employee Stock Purchase Plan
Risk-free interest rate	0.03% - 0.79%	0.03% - 0.53%	0.03% - 0.85%
Dividend yield	—%	—%	—%
Expected volatility	25.7% - 37.5%	29.5% - 42.1%	29.5% - 44.8%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Share-based compensation expense
The Company accounts for share-based awards granted to employees and directors, including employee stock option awards, restricted stock, PSUs and RSUs issued pursuant to the 2009 Plan and employee stock purchases made under its ESPP using the estimate grant date fair value method of accounting in accordance with ASC 718, Stock Compensation. The Company values options and ESPP shares using the Black-Scholes-Merton option-pricing model. Restricted stock and time-based RSUs are valued at the grant date fair value of the underlying common shares. The PSUs are valued using the Monte Carlo simulation model.

The following table sets forth the total share-based compensation expense recognized in the Company's Consolidated Statements of Income:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
Cost of product and service revenues	$2,111	$1,456	$1,241
Research and development	2,060	1,655	1,359
Selling, general and administrative	10,750	9,674	8,551
Total share-based compensation expense	$14,921	$12,785	$11,151
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. Income tax benefits realized from share-based compensation were $5.0 million, $4.5 million and $2.4 million, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.
Stock options activity
A summary of the stock option activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2014	2,672	$19.02	6.5
Granted (Awarded)	728	31.21
Exercised (Released)	(598)	15.51
Expired	(5)	16.71
Forfeited	(109)	24.24
Outstanding at December 31, 2015	2,688	22.89	6.9	$23,418
Exercisable at December 31, 2015	1,399	17.74	5.1	18,716
Vested and expected to vest at December 31, 2015 and thereafter	2,648	22.78	6.9	$23,332
The weighted-average fair value per share of options granted during 2015, 2014 and 2013 was $9.67, $9.12 and $8.09, respectively. The intrinsic value of options exercised during 2015, 2014 and 2013 was $11.3 million, $14.1 million and $14.0 million, respectively.
As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $11.2 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years. As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $8.8 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Restricted stock activity

Summaries of the restricted stock activity under the 2009 Plan are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units
Non-vested at December 31, 2014	399	$24.00	1.5
Granted (Awarded)	256	31.44
Vested (Released)	(196)	23.99
Forfeited	(42)	24.65
Non-vested at December 31, 2015	417	28.49	1.6	$12,948
The weighted-average grant date fair value per share of Restricted Stock Units ("RSUs") granted during 2015, 2014 and 2013 was $31.44, $28.88 and $19.87, respectively. The total fair value of RSUs that vested in 2015, 2014 and 2013 was $4.7 million, $3.2 million and $4.4 million, respectively.
As of December 31, 2015, total unrecognized compensation cost related to RSUs was $11.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. As of December 31, 2014, total unrecognized compensation cost related to RSUs was $8.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards
Non-vested at December 31, 2014	36	$26.47
Granted (Awarded)	36	36.05
Vested (Released)	(41)	26.48
Forfeited	—	—
Non-vested at December 31, 2015	31	$35.97
The weighted-average grant date fair value per share of Restricted Stock Awards ("RSAs") granted during 2015, 2014 and 2013 was $36.05, $26.42 and $18.20, respectively. The total fair value of RSAs that vested in 2015, 2014 and 2013 was $1.1 million, $1.0 million and $1.1 million, respectively.
As of December 31, 2015, total unrecognized compensation cost related to RSAs was $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years. As of December 31, 2014, total unrecognized compensation cost related to RSAs was $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.5 years.
Performance-based restricted stock units activity
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Unvested at December 31, 2014	233	$17.96
Granted (Awarded)	60	29.56
Vested (Released)	(107)	18.20
Forfeited	(35)	14.08
Unvested at December 31, 2015	151	$23.33

The weighted-average grant date fair value per share of PSUs granted during 2015, 2014 and 2013 was $29.56, $20.94 and $14.68, respectively. The total fair value of PSUs that vested in 2015, 2014 and 2013 was $1.9 million, $1.5 million and $0.7 million, respectively.
As of December 31, 2015, total unrecognized compensation cost related to PSUs was approximately $1.5 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years. As of December 31, 2014, total unrecognized compensation cost related to PSUs was approximately $2.0 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years.
Employee Stock Purchase Plan
The unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.4 million, and is expected to be recognized over a weighted-average period of 0.6 years as of December 31, 2015.
Summary of Shares Reserved for Future Issuance Under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2015:

Number of Shares
(In thousands)
Share options outstanding	2,688
Non-vested restricted stock awards	599
Shares authorized for future issuance	3,804
ESPP shares available for future issuance	3,251
Total shares reserved for future issuance	10,342
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $2,000, annually. The Company's contributions under this plan were $1.8 million, $1.3 million and $1.1 million in 2015, 2014 and 2013, respectively.

Note 12. Segment and Geographical Information
Segment Information
In the first quarter of 2015, the Company modified its segment presentation to reflect the changes in how its Chief Operating Decision Maker (“CODM”) reviews the segments and the overall business. With the increase in completed acquisitions in the last two years, the Company changed how the financial information was presented for CODM review to exclude general corporate-level costs that are not specific to either of the reporting segments when evaluating the operating results of each segment. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The Company's CODM allocates resources and evaluates the performance of its segments using information about its revenues, gross profit and income from operations, excluding certain costs which are managed separately at the corporate level. The Company enhanced its segment reporting structure to match its operating structure based on how its CODM views the business and allocates resources, beginning in the first quarter of 2015. The Company's CODM is its Chief Executive Officer. The historical information presented has been retrospectively adjusted to reflect the modified segment reporting and conform to the current period presentation.
The two operating segments, which are the same as the Company's two reportable segments, are as follows:
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Company's

Automation and Analytics products are designed to enable its customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, the Company's systems can be tailored to specific customer needs. The acquired companies Mach4 and Avantec are included in the Automation and Analytics segment.
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
The historical information presented has been retrospectively adjusted to reflect the new segment reporting.
The following table summarizes the financial performance of the Company's reporting segments:

	Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Automation and Analytics (1)	Medication Adherence (2)	Total	Automation and Analytics	Medication Adherence (2)	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$390,321	$94,238	$484,559	$354,095	$86,805	$440,900	$302,917	$77,668	$380,585
Cost of revenues	171,943	64,686	236,629	151,327	55,713	207,040	129,314	47,872	177,186
Gross profit	218,378	29,552	247,930	202,768	31,092	233,860	173,603	29,796	203,399
Operating expenses	114,084	24,258	138,342	105,929	20,586	126,515	140,087	14,905	154,992
Income from operations	$104,294	$5,294	109,588	$96,839	$10,506	107,345	$33,516	$14,891	48,407

Corporate costs			60,956			57,762			13,108
Income from operations			$48,632			$49,583			$35,299
_________________________________________________

(1)	Includes Avantec and Mach4 results as of April 2015, the acquisition date.

(2)	Includes Surgichem results as of August 2014, the acquisition date.

Significant customers
There were no significant customers that accounted for more than 10% of the Company's total revenues in 2015, 2014 and 2013.
Geographical Information
Revenues

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
United States	$403,375	$394,234	$334,412
Rest of world (1)	81,184	46,666	46,173
Total revenues	$484,559	$440,900	$380,585
(1)    No individual country represented more than 10% of the respective totals.

  Property and equipment, net

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(In thousands)
United States	$29,506	$35,335	$35,254
Rest of world (1)	2,803	843	—
Total property and equipment, net	$32,309	$36,178	$35,254
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 13. Credit Agreement
In September 2013, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provides for a $75 million revolving credit facility with a $10 million letter of credit sub-limit. Loans under the Credit Agreement mature on September 25, 2018. The Credit Agreement permits the Company to request one or more increases in the aggregate commitments provided that such increases do not exceed $25 million in the aggregate. The Company expects to use the proceeds from any revolving loans under the credit facility for general corporate purposes, including future acquisitions. The Company's obligations under the Credit Agreement are guaranteed by certain of its domestic subsidiaries and secured by substantially all of the Company's and the subsidiary guarantors’ assets. The Company had not drawn any funds under the credit facility to date.
Amounts drawn under the Credit Agreement bear interest, at the Company's election, at a Eurodollar rate plus a margin of 1.75% per annum, or an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.75%. The Company is required to pay a commitment fee of 0.25% per annum on the aggregate undrawn amount of the commitments under the credit facility.
On November 5, 2014, the Company entered into Amendment Number One (“Amendment”) to the Credit Agreement. The Amendment increases the amount of the Company's common stock that may be repurchased by the Company in open market transactions authorized by its Board of Directors, together with any repurchases of its common stock from any consultants, employees, officers or directors of the Company or any of its subsidiaries following the death, disability, retirement or termination of employment of such employees, officers or directors, from $25 million to $50 million per year.
The Credit Agreement, as amended, contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement, as amended, contains financial covenants that require the Company to, among other things, maintain a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, in each case, as of the last day of each quarter. The Company was in full compliance with all covenants as of December 31, 2015. On January 5, 2016, this Credit Agreement was replaced by the below.
On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). See Note 14, Subsequent Events, for additional discussion.
Note 14. Subsequent Events
Acquisition of Aesynt
On January 5, 2016, the Company completed its acquisition of all of the membership interests of Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A. (collectively, “Aesynt”) pursuant to that certain securities purchase agreement dated as of October 29, 2015, by and among the Company, Omnicell International, Inc. and Aesynt (the “Securities Purchase Agreement”). The purchase price paid by the Company was approximately $275 million, including the repayment of Aesynt indebtedness and after adjustments provided for in the Securities Purchase Agreement. The acquisition was funded with cash-on-hand and borrowings under the Credit Agreement. The Company is in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

Execution of the Credit Agreement
On January 5, 2016, the Company, as borrower, entered into a $400 million senior secured credit facility pursuant to a Credit Agreement, by and among the Company, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as Sole Lead Arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for (a) a five-year revolving credit facility of $200 million (the “Revolving Credit Facility”) and (b) a five-year $200 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million.
 On January 5, 2016, the Company borrowed the full $200 million under the Term Loan Facility and $55 million under the Revolving Credit Facility to complete the acquisition of all of the membership interests of Aesynt and to pay related fees and expenses. The Company expects to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaces the Company’s existing Credit Agreement, dated as of September 25, 2013, by and among the Company, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, as amended.
 Loans under the Facilities bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement). Undrawn commitments under the Revolving Credit Facility will be subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Revolving Credit Facility. A letter of credit participation fee ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio will accrue on the average daily amount of letter of credit exposure.
 The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty, except for any amounts relating to the LIBOR breakage indemnity described in the Credit Agreement. The Company is required to make mandatory prepayments under the Term Loan Facility with (a) net cash proceeds from any issuances of debt (other than certain permitted debt) and (b) net cash proceeds from certain asset dispositions (other than certain asset dispositions) and insurance and condemnation events (subject to reinvestment rights and certain other exceptions). Loans under the Term Loan Facility will amortize in quarterly installments, equal to 5% per annum of the original principal amount thereof during the first two years, which shall increase to 10% per annum during the third and fourth years, and 15% per annum during the fifth year, with the remaining balance payable on January 5, 2021. The Company is required to make mandatory prepayments under the Revolving Credit Facility if at any time the aggregate outstanding principal amount of loans together with the total amount of outstanding letters of credit exceed the aggregate commitments, with such mandatory prepayment to be equal to the amount of such excess.
 The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio.
 Events of default under the Credit Agreement include: (a) the failure by the Company or any Credit Party (as such term is defined in the Credit Agreement) to timely make payments due under the Credit Agreement or the other loan documents; (b) misrepresentations or misstatements in any representation or warranty subject to materiality or material adverse effect qualifications by any Credit Party or subsidiary thereof when made; (c) the failure by any Credit Party to comply with the covenants under the Credit Agreement and other related agreements; (d) certain defaults under a specified amount of other indebtedness of the Company; (e) insolvency or bankruptcy-related events with respect to the Company or any of its subsidiaries; (f) certain judgments against the Company or any of its subsidiaries; (g) certain ERISA-related events; (h) the failure by the loan documents to create a valid and perfected security interest in any material portion of the collateral purported to be covered thereby; (i) any material provision of any loan document ceasing to be valid, binding and enforceable; (j) payment defaults and certain performance defaults under material contracts of the Company; and (k) the occurrence of a change in control. If one or more events of default occurs and continues, the administrative agent may, with the consent of the lenders holding a majority of the loans and commitments under the facilities, or will, at the request of such lenders, terminate the commitments of the lenders to make further loans and declare all of the obligations of the credit parties under the Credit Agreement to be immediately due and payable.

The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Credited to Other Accounts (3)	Amount Written Off (4)	Balance at End of Period (1)
	(In thousands)
Year ended December 31, 2013
Accounts receivable	$722	$195	$(67)	$(360)	$490
Investment in sales-type leases	607	49	—	(489)	167
Total allowances deducted from assets	$1,329	$244	$(67)	$(849)	$657
Year ended December 31, 2014
Accounts receivable	$490	$941	$(60)	$(165)	$1,206
Investment in sales-type leases	167	—	(5)	—	162
Total allowances deducted from assets	$657	$941	$(65)	$(165)	$1,368
Year ended December 31, 2015
Accounts receivable	$1,206	$453	$28	$(447)	$1,240
Investment in sales-type leases	162	(99)	106	—	169
Total allowances deducted from assets	$1,368	$354	$134	$(447)	$1,409
__________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense.

(3)	Represents amounts credited to bad debt expense.

(4)	Represents amounts written-off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2016.

OMNICELL, INC.
By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Randall A. Lipps and Peter J. Kuipers, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 26, 2016
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)	February 26, 2016
Peter J. Kuipers

/s/ JOANNE B. BAUER		February 26, 2016
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 26, 2016
James T. Judson	Director

/s/ RANDY D. LINDHOLM		February 26, 2016
Randy D. Lindholm	Director

/s/ VANCE B. MOORE		February 26, 2016
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 26, 2016
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		February 26, 2016
Gary S. Petersmeyer	Director

/s/ BRUCE D. SMITH		February 26, 2016
Bruce D. Smith	Director

/s/ Sara J. White		February 26, 2016
Sara J. White	Director

S- 1

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

2.2	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2014 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/7/2014

10.2*	2015 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/12/2015

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc.	10-K	000-33043	10.10	3/11/2011

10.6	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.7	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.8*	1997 Employee Stock Purchase Plan, as amended	S-8	000-33043	99.2	7/2/2015

10.9*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.10*	2009 Equity Incentive Plan, as amended	S-8	000-33043	99.1	7/2/2015

10.11*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.12*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.13*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

10.14*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.15*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.16*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.18*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.19*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.20	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.21*	Omnicell, Inc. Amended and Restated Severance Benefit Plan	10-K	000-33043	10.27	3/30/2015

10.22*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.23*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.24	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.25	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.26	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.27	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.28	Credit Agreement between Omnicell, Inc., and lenders, dated September 25, 2013	8-K	000-33043	10.1	9/26/2013

10.29	Amendment Number One to Credit Agreement, dated November 5, 2014, by and among Omnicell, Inc., with respect to Section 12 thereof, the Subsidiary Guarantors and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	11/7/2014

10.3	Second Amendment to Office Lease, dated December 17, 2014, by and between Omnicell, Inc. and Point Place, LLC	10-K	000-33043	10.36	3/30/2015

10.31	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Iram, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

10.32*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.33*	Amended and Restated Executive Officer Change of Control Letter Agreement	10-Q	000-33043	10.4	11/6/2015

10.34	Credit Agreement, dated as of January 5, 2016, among Omnicell, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.	8-K	000-33043	10.1	1/6/2016

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

23.2+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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