Form 10-Q
period 2016-03-31
OMNICELL, Inc
filed 2016-05-06
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2016, there were 35,917,793 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$53,487	$82,217
Accounts receivable, net of allowances of $1,224 and $1,240, respectively	153,199	107,957
Inventories	71,914	46,594
Prepaid expenses	21,855	19,586
Other current assets	9,853	7,774
Total current assets	310,308	264,128
Property and equipment, net	42,208	32,309
Long-term investment in sales-type leases, net	21,037	14,484
Goodwill	312,511	147,906
Intangible assets, net	206,261	89,665
Long-term deferred tax assets	2,638	2,361
Other long-term assets	28,809	27,894
Total assets	$923,772	$578,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,142	$22,646
Accrued compensation	31,918	18,195
Accrued liabilities	34,903	30,133
Long-term debt, current portion, net	8,410	—
Deferred revenue, net	92,273	53,656
Total current liabilities	199,646	124,630
Long-term, deferred revenue	17,820	17,975
Long-term deferred tax liabilities	64,984	21,822
Other long-term liabilities	11,771	11,932
Long-term debt, net	219,046	—
Total liabilities	513,267	176,359
Commitments and contingencies (Notes 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,010 and 44,739 shares issued; 35,865, and 35,594 shares outstanding, respectively	45	45
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	499,176	490,354
Retained earnings	99,415	99,793
Accumulated other comprehensive loss	(3,057)	(2,730)
Total stockholders’ equity	410,505	402,388
Total liabilities and stockholders’ equity	$923,772	$578,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2016	2015
	(Unaudited) (In thousands, except per share data)

Revenues:
Product	$127,895	$94,109
Services and other revenues	43,109	22,112
Total revenues	171,004	116,221
Cost of revenues:
Cost of product revenues	71,918	45,416
Cost of services and other revenues	19,141	9,120
Total cost of revenues	91,059	54,536
Gross profit	79,945	61,685
Operating expenses:
Research and development	13,838	8,019
Selling, general and administrative	64,255	43,287
Total operating expenses	78,093	51,306
Income from operations	1,852	10,379
Other income (expense), net	(2,171)	(517)
Income (loss) before provision for income taxes	(319)	9,862
Provision for income taxes	59	3,544
Net (loss) income	$(378)	$6,318
Net (loss) income per share:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.17
Weighted-average shares outstanding:
Basic	35,740	36,024
Diluted	35,740	36,914
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
	2016	2015
	(In thousands)
Net (loss) income	$(378)	$6,318
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments, net of tax	(327)	(877)
Other comprehensive loss	(327)	(877)
Comprehensive (loss) income	$(705)	$5,441
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2016	2015
	(In thousands)
Operating Activities
Net (loss) income	$(378)	$6,318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,473	5,711
Loss on disposal of fixed assets	13	4
Provision for receivable allowance	92	281
Share-based compensation expense	3,891	3,665
Income tax benefits from employee stock plans	164	822
Excess tax benefits from employee stock plans	(220)	(1,151)
Provision for excess and obsolete inventories	248	270
Deferred income taxes	(1,042)	361
Amortization of debt financing fees	397	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,162)	(5,631)
Inventories	(5,361)	(1,906)
Prepaid expenses	1,983	6,707
Other current assets	324	1,124
Investment in sales-type leases, net	(8,928)	285
Other long-term assets	1,232	(85)
Accounts payable	1,568	2,200
Accrued compensation	4,114	(2,810)
Accrued liabilities	417	2,718
Deferred revenue	12,663	(6,557)
Other long-term liabilities	(2,701)	(1,012)
Net cash provided by operating activities	21,787	11,314
Investing Activities
Purchases of intangible assets, intellectual property, and patents	(1,074)	(103)
Software development for external use	(3,070)	(2,957)
Purchases of property and equipment	(4,261)	(1,048)
Business acquisitions, net of cash acquired	(271,458)	—
Net cash used in investing activities	(279,863)	(4,108)
Financing Activities
Proceeds from debt, net	247,059	—
Repayment of debt under revolving credit facility	(20,000)	—
Payment for contingent consideration	(3,000)	—
Proceeds from issuances under stock-based compensation plans	5,149	6,224
Employees' taxes paid related to restricted stock units	(382)	(800)
Excess tax benefits from employee stock plans	220	1,151
Net cash provided by financing activities	229,046	6,575
Effect of exchange rate changes on cash and cash equivalents	300	(116)
Net (decrease) increase in cash and cash equivalents	(28,730)	13,665
Cash and cash equivalents at beginning of period	82,217	125,888
Cash and cash equivalents at end of period	$53,487	$139,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication, supply control systems and medication adherence solutions which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States and Europe. "Omnicell" "our", "us", "we" or the "Company" collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2016 and December 31, 2015, the results of their operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 and March 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. The Company's results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt Holding Coöperatief U.A. ("Aesynt"). The significant accounting policies of Aesynt have been aligned to conform to those accounting policies of Omnicell, and the consolidated financial statements include the results of operations of Aesynt commencing as of the acquisition date.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, share-based compensation, inventory valuation, accounts receivable and notes receivable (investment in sales-type leases), capitalized software development costs, valuation of goodwill and purchased intangibles and long-lived assets, fair value of assets acquired and liabilities assumed in business combinations, and accounting for income taxes.
Segment reporting change
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The operating results of the recently acquired Aesynt business is included in the Company's Automation and Analytics reporting segment.

Concentration of credit risk
Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of the Company's accounts receivable are derived from sales to customers for commercial applications. The Company performs ongoing credit evaluations of its customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. The Company maintains reserves for potential credit losses. The Company's products are broadly distributed and there were no customers that accounted for more than 10% of its accounts receivable as of March 31, 2016 and December 31, 2015. The Company believes that it has no significant concentrations of credit risk as of March 31, 2016.
Recently adopted authoritative guidance
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The new guidance is effective for fiscal years beginning after December 15, 2016. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the three months ended March 31, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. An acquirer is no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. The adoption of this accounting standard update did not have any impact on the Company's consolidated financial position or results of operations for the three months ended March 31, 2016.
Recently issued authoritative guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
There was no other recently issued authoritative guidance that has a material impact on our Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2016 Acquisition
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt pursuant to the Securities Purchase Agreement for total cash consideration of $271.5 million, net of cash on hand at signing of $8.2 million. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management.
The Company accounted for the purchase of Aesynt in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.     The following table represents the preliminary estimated allocation of the purchase price to the assets acquired and the liabilities assumed by the Company, reconciled to the purchase price transferred included in the Company's

Condensed Consolidated Balance Sheet:

(In thousands)
Cash	$8,164
Accounts receivable	44,895
Inventory	20,111
Other current assets	4,381
Total current assets	77,551
Property and equipment	10,389
Intangible assets	123,700
Goodwill	164,824
Other non-current assets	968
Total assets	377,432
Current liabilities	25,821
Deferred revenue, net	25,631
Non-current deferred tax liabilities	43,927
Other non-current liabilities	2,431
Total liabilities	97,810
Total purchase price	279,622
Total purchase price, net of cash received	$271,458
The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Aesynt. The Aesynt acquisition would create the broadest product portfolio in the industry with significant offerings in automated dispensing systems, central pharmacy robotics, IV robotics and enterprise analytics. Goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.
Identifiable intangible assets (preliminary) acquired and their respective estimated remaining useful lives over which each asset will be amortized areas are as follows:

	Fair value	Weighted average useful life
	(In thousands)	(In years)
Customer relationships	$58,200	14-16
Developed technology	38,800	8
Backlog	20,200	1-3
In-process R&D (1)	3,900	-
Non-compete	1,800	3
Trade names	800	1
Total purchased intangible assets	$123,700
(1) The amortization of the IPR&D assets begin when the IPR&D projects are complete.
Customer relationships represent the fair value of the underlying relationships and agreements with Aesynt’s customers, acquired developed technology represents the fair value of Aesynt products that have reached technological feasibility and were part of Aesynt’s product offerings at the date of acquisition, backlog represents the fair value of sales order backlog at the date of acquisition, non-compete intangible asset represents the fair value of non-compete agreements with former key members of Aesynt's management, and trade name represents the fair value of brand and name recognition associated with the marketing of Aesynt’s products and services. In-process research and development ("IPR&D") represents the fair value of incomplete Aesynt R&D projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in R&D.

The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4%-8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets was determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and 13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years.
The Company incurred approximately $5.2 million in acquisition-related costs related to the Aesynt acquisition of which $2.9 million and $2.3 million was recognized in three months ended December 31, 2015 and March 31, 2016, respectively. These costs are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.
Aesynt generated revenue of $43.2 million and losses from operations of $9.5 million since the acquisition date through March 31, 2016.
Pro forma financial information for 2016 and 2015 acquisitions
The following table presents certain unaudited pro forma information for illustrative purposes only, for the first quarter of fiscal 2016 and 2015 as if Aesynt had been acquired on January 1, 2015. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2015. The unaudited pro forma information combines the historical results of the acquisitions with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenue, inventory fair value adjustment, amortization of intangible assets, stock-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to Omnicell's accounting policies.

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Pro forma net revenues	$171,004	$159,614
Pro forma net income (loss)	$(378)	$(119)
Pro forma net income per share basic	$(0.01)	$0.00
Pro forma net income per share diluted	$(0.01)	$0.00

2015 Acquisitions
On April 21, 2015, the Company completed the acquisition of Mach4 Automatisierungstechnik GmbH ("Mach4"), a privately held German limited liability company with its registered office in Bochum, Germany pursuant to a share purchase agreement (the “Mach4 Agreement”), under which Omnicell International, Inc., a wholly-owned subsidiary of Omnicell Inc., purchased the entire issued share capital of Mach4. Pursuant to the terms of Mach4 Agreement, the Company paid approximately $17.3 million in cash, of which $2.7 million was placed in an escrow fund to be distributed to Mach4's former stockholders within 18 months after the closing date of the transaction, subject to indemnification and other claims the Company may make.
On April 30, 2015, the Company completed the acquisition of Avantec Healthcare Limited ("Avantec"), the privately-held distributor of Omnicell’s products in the United Kingdom, pursuant to a share purchase agreement (the "Avantec Agreement"), wherein the Company acquired the remaining 85% of issued and outstanding ordinary shares of Avantec was not previously owned by the Company. Pursuant to the terms of the Avantec Agreement, the Company agreed to pay $12.0 million in cash and potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the Avantec Agreement, the Company retained $1.8 million of the purchase consideration to be held for settlement of any future indemnification claims within an 18 month period that the Company may make following the closing of the transaction. The fair value of the contingent consideration liability related to Avantec is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of operation. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the achievement of booking targets and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. During the three months ended March 31, 2016, the Company paid a $3.0 million earn-out payment which was due after December 31, 2015 based on the achievement of certain metrics set forth in the Avantec Agreement.
The Company accounted for the acquisitions above in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the respective acquisition dates. The purchase price allocations are subject to certain post-closing working capital adjustments for the acquired current assets and current liabilities of both acquisitions at their respective acquisition dates. The total consideration and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment for each.
The following table represents the preliminary estimated allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of each acquisition:

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
Total revenues for Mach4 and Avantec recorded in the first quarter of 2016 were $3.8 million and $2.9 million, respectively. Total operating loss for Mach4 in the first quarter of 2016 was $1.7 million and total operating income for Avantec in the first quarter of 2016 was $0.8 million.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
Note 3. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares, less shares repurchased, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. The anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive.
The calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income (loss)	$(378)	$6,318
Weighted-average shares outstanding — basic	35,740	36,024
Effect of dilutive securities from stock award plans	—	890
Weighted-average shares outstanding — diluted	$35,740	$36,914
Net income (loss) per share — basic	$(0.01)	$0.18
Net income (loss) per share — diluted	$(0.01)	$0.17
Anti-dilutive weighted-average shares related to stock award plans	2,045	484
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of March 31, 2016 and December 31, 2015 include cash and money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
The cash and cash equivalents at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Cash	$43,369	$72,103
Money market fund	10,118	10,114
Total cash and cash equivalents	$53,487	$82,217
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company's contingent consideration liability is classified as Level 3 as valuation inputs are unobservable in the market and significant to the instrument’s valuation.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund	$10,118	$—	$—	$10,118
Forward contracts	—	8	—	8
Total financial assets	$10,118	$8	$—	$10,126
Contingent consideration liability(1)	$—	$—	$2,867	$2,867
Total financial liabilities	$—	$—	$2,867	$2,867
(1) The significant unobservable inputs used in the fair value measurement of the contingent consideration classified as Level 3 above are the achievement of booking targets and the discount rate.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund	$10,114	$—	$—	$10,114
Forward contracts	—	32	—	32
Total financial assets	$10,114	$32	$—	$10,146
Contingent consideration liability(1)	$—	$—	$5,823	$5,823
Total financial liabilities	$—	$—	$5,823	$5,823
(1) The significant unobservable inputs used in the fair value measurement of the contingent consideration classified as Level 3 above are the achievement of booking targets and the discount rate.
Net investment in sales-type leases. The carrying amount of the Company's sales-type lease receivables is a reasonable estimate of fair value as the unearned interest income is immaterial.
Foreign Currency Risk Management
The Company operates in foreign countries, which exposes it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound and Euro. In order to manage foreign currency risk, the Company enters into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of its foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, the Company seeks to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Condensed Consolidated Balance Sheets. The derivative instruments the Company uses to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Condensed Consolidated Statements of Operations. The Company does not enter into derivative contracts for trading purposes.
The aggregate notional amounts of the Company's outstanding foreign exchange contracts as of March 31, 2016 and December 31, 2015 were $0.3 million and $0.4 million, respectively. The aggregate fair values of these outstanding foreign exchange contracts as of March 31, 2016 and December 31, 2015 were less than $0.1 million.

Note 5. Balance Sheet Components

	March 31, 2016	December 31, 2015
	(In thousands)
Inventories:
Raw materials	$17,623	$11,582
Work in process	7,062	1,653
Finished goods	47,229	33,359
Total inventories	$71,914	$46,594

Property and equipment:
Equipment	$68,335	$43,533
Furniture and fixtures	8,314	5,897
Leasehold improvements	14,955	9,063
Software	35,399	30,693
Construction in progress	5,408	3,651
Property and equipment, gross	132,411	92,837
Accumulated depreciation and amortization	(90,203)	(60,528)
Total property and equipment, net	$42,208	$32,309

Other long term assets:
Capitalized software, net	$27,130	$26,011
Other assets	1,679	1,883
Total other long term assets, net	$28,809	$27,894

Accrued liabilities:
Advance payments from customers	$7,443	$8,327
Rebates and lease buyouts	4,384	4,702
Group purchasing organization fees	2,493	2,983
Taxes payable	2,722	2,768
Other accrued liabilities	17,861	11,353
Total accrued liabilities	$34,903	$30,133

Note 6. Investment in Sales-Type Leases, Net
On recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Minimum lease payments to be received, net	$32,541	$22,255
Less: Unearned interest income portion	(2,470)	(1,014)
Investment in sales-type leases, net	30,071	21,241
Less: Short-term investment in sales-type leases, net(1)	(9,034)	(6,757)
Long-term investment in sales-type leases, net	$21,037	$14,484
(1) The short-term portion of the net investments in sales-type leases are included in the Other current assets on the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.3 million and $0.2 million as of March 31, 2016 and of December 31, 2015, respectively.
At March 31, 2016, the future minimum lease payments under sales-type leases are as follows:

March 31, 2016
(In thousands)
Remaining nine months of 2016	$7,253
2017	9,126
2018	7,328
2019	5,032
2020	3,200
Thereafter	602
Total	$32,541
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2015	$54,316	$93,590	$147,906
Goodwill acquired	164,824		164,824
Foreign currency exchange rate fluctuations	77	(296)	(219)
Net balance as of March 31, 2016	$219,217	$93,294	$312,511
Intangible assets, net
The carrying amounts of intangibles assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$126,338	$(11,656)	$(818)	$113,864	5 - 30
Acquired technology	70,041	(7,850)	173	62,364	3 - 20
In-process Technology	3,900	—	—	3,900	-
Trade names	8,542	(2,672)	36	5,906	1 - 12
Patents	2,042	(407)	—	1,635	2 - 20
Backlog	20,615	(3,653)	(20)	16,942	1 - 3
Non-compete agreements	1,800	(150)		1,650	3
Total intangibles assets, net	$233,278	$(26,388)	$(629)	$206,261

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,554	$(11,315)	$(719)	$57,520	5 - 30
Acquired technology	30,870	(6,088)	59	24,841	3 - 20
Trade names	8,052	(2,551)	(14)	5,487	1 - 12
Patents	1,960	(384)	—	1,576	2 - 20
Backlog	415	(163)	(11)	241	2
Total intangibles assets, net	$110,851	$(20,501)	$(685)	$89,665
Amortization expense of intangible assets was $9.2 million and $1.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

March 31, 2016
(In thousands)
Remaining nine months of 2016	$27,031
2017	22,834
2018	21,221
2019	16,143
2020	15,138
Thereafter	99,994
Total	$202,361
Note 8. Debt
On January 5, 2016, the Company entered into a $400 million senior secured credit facility pursuant to a credit agreement, by and among the Company, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as Sole Lead Arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for (a) a five-year revolving credit facility of $200 million (the “Revolving Credit Facility”) and (b) a five-year $200 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. The Credit Agreement expires on January 5, 2021, upon which date all remaining outstanding borrowings are due and payable.

     Loans under the Facilities bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the 2016 Credit Agreement). Undrawn commitments under the Revolving Credit Facility will be subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Revolving Credit Facility. A letter of credit participation fee ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio will accrue on the average daily amount of letter of credit exposure.
     The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty, except for any amounts relating to the LIBOR breakage indemnity described in the Credit Agreement. The Company is required to make mandatory prepayments under the Term Loan Facility with (a) net cash proceeds from any issuances of debt (other than certain permitted debt) and (b) net cash proceeds from certain asset dispositions (other than certain asset dispositions) and insurance and condemnation events (subject to reinvestment rights and certain other exceptions). Loans under the Term Loan Facility will amortize in quarterly installments, equal to 5% per annum of the original principal amount thereof during the first two years, which shall increase to 10% per annum during the third and fourth years, and 15% per annum during the fifth year, with the remaining balance payable on January 5, 2021. The Company is required to make mandatory prepayments under the Revolving Credit Facility if at any time the aggregate outstanding principal amount of loans together with the total amount of outstanding letters of credit exceeds the aggregate commitments, with such mandatory prepayment to be equal to the amount of such excess.
     The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of March 31, 2016.
     On January 5, 2016, the Company borrowed the full $200 million under the Term Loan Facility and $55 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. In connection with these Facilities, the Company incurred $7.9 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021.
The components of the Company’s debt obligations as of March 31, 2016 and December 31, 2015 are as follows:

	December 31, 2015	Additions	Repayment/amortization	March 31, 2016
	(In thousands)
Term loan facility	$—	$200,000	$—	$200,000
Revolving credit facility	—	55,000	(20,000)	35,000
Total debt under the facilities(1)	—	255,000	(20,000)	235,000
Less: Deferred issuance cost		(7,949)	397	(7,552)
Total Debt, net of deferred issuance cost	$—	$247,051	$(19,603)	227,448
Long term debt, current portion, net of deferred issuance cost				8,410
Long term debt, net of deferred issuance cost				$219,038
(1) The fair value of total debt under the facilities approximates the book value as of March 31, 2016.
Note 9. Deferred revenue

The Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $19.0 million and $15.7 million as of March 31, 2016 and December 31, 2015, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
The Long-term deferred revenue includes deferred revenue from the service contracts of $17.8 million and $18.0 million, as of March 31, 2016 and December 31, 2015, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At March 31, 2016, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining nine months of 2016	$7,996
2017	10,441
2018	9,921
2019	9,802
2020	6,256
Thereafter	10,870
Total minimum future lease payments	$55,286

Purchase obligations
During the course of the business, the Company issues purchase orders based on its current manufacturing needs.  At March 31, 2016, the Company had non-cancelable purchase commitments of $38.9 million, which are expected to be paid within the next twelve months.
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
The Company’s pending legal proceeding as of March 31, 2016 was as follows:
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by the Company, as well as related state-law claims against the Company in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, the Company filed a Motion to Dismiss the Action. MV Circuit responded on January 29, 2015, and the Company replied in support of its Motion to Dismiss on February 17, 2015. On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss. Specifically, the Court granted the Company's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy). The Court denied the Company's Motion to Dismiss with respect to Count 9 (fraud), Count 7 (fraudulent concealment) and Count 8 (negligent misrepresentation). The Company filed an Answer to the Complaint on April 8, 2015. Following an initial Case Management Conference on April 22, 2015, the Court ordered MV Circuit and the Company to make a limited initial production of documents. The parties completed this initial document production and have held further conference calls with the Court to report on their settlement negotiations.  During a conference call held on February 11, 2016, the Court set a deadline of March 14, 2016 for the parties to either file notification of settlement or a proposed litigation schedule. The parties have requested three extensions of the March 14th deadline, with the current deadline requested for June 10, 2016.

Note 11. Income Taxes
We provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 37.0% and 38.6% for the three months ended March 31, 2016 and 2015, respectively. The 2016 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction and the Federal Research & Development credit, which was permanently reinstated on December 18, 2015. The 2015 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.
As of March 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $9.9 million and $7.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of March 31, 2016 and December 31, 2015, the amount of accrued interest and penalties was $1.0 million and $0.2 million, respectively.
As of March 31, 2016, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, because all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized, our federal and California tax years remain open from 1996 and 1992, respectively. The Company is currently under examination by the Internal Revenue Service for the 2011 through 2013 tax years.
Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.
Note 12. Employee Benefits and Share-Based Compensation
Stock based plans
For a detailed explanation of the Company's stock plans and subsequent changes, please refer to Note 11, Employee Benefits and Stock-Based Compensation, of its Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended
	March 31, 2016	March 31, 2015
	(In thousands)
Cost of product and service revenues	$549	$517
Research and development	641	434
Selling, general and administrative	2,701	2,714
Total share-based compensation expense	$3,891	$3,665
The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended
	March 31, 2016	March 31, 2015
	(In thousands, except percentages)
Stock Option Plans
Expected life, years	4.92	5.04
Expected volatility, %	32.6%	33.2%
Risk free interest rate, %	1.40%	1.66%
Estimated forfeiture rate %	8.6%	2.5%
Dividend yield, %	—%	—%

Three months ended
	March 31, 2016	March 31, 2015
(In thousands, except percentages)
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0
Expected volatility, %	25.79-34.79%	28.52-37.53%
Risk free interest rate, %	0.26-0.79%	0.03-0.53%
Dividend yield, %	—%	—%
Stock options activity
A summary of the stock options activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2015	2,688	$22.89	6.9
Granted	376	27.75
Exercised	(49)	13.48
Expired	(1)	19.96
Forfeited	(38)	28.51
Outstanding at March 31, 2016	2,976	$23.59	7.0	$15,891
Exercisable at March 31, 2016	1,478	$18.53	5.0	$14,329
Vested and expected to vest at March 31, 2016 and thereafter	2,790	$23.23	6.9	$15,806
_________________________________________________
The weighted-average fair value per share of options granted during the three months ended March 31, 2016, was $8.51, and the weighted-average fair value per share of options granted during the months ended March 31, 2015 was $9.82. The intrinsic value of options exercised during the three months ended March 31, 2016 and March 31, 2015 was $0.7 million and $2.4 million, respectively.
As of March 31, 2016, total unrecognized compensation cost related to unvested stock options was $11.3 million, which is expected to be recognized over a weighted-average vesting period of 3.1 years.
Restricted stock activity

Summaries of restricted stock activity under the 2009 Plan are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSU")
Outstanding at December 31, 2015	417	$28.49	1.6
Granted	90	27.77
Vested	(23)	25.76
Forfeited	(7)	28.42
Outstanding and unvested at March 31, 2016	477	$28.49	1.5	$13,292
Expected to vest after March 31, 2016	419	$28.39	1.4	$11,677
The weighted-average grant date fair value per share of RSU granted during the three months ended March 31, 2016 and March 31, 2015 was $27.77 and $33.97, respectively.
As of March 31, 2016, total unrecognized compensation expense related to RSUs was $10.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSA")
Outstanding at December 31, 2015	31	$35.98
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and unvested at March 31, 2016	31	$35.98
As of March 31, 2016, total unrecognized compensation cost related to RSAs was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.2 years.
Performance-based restricted stock unit activity
A summary of the performance-based restricted stock activity under the Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSU")
Outstanding at December 31, 2015	151	$23.33
Granted	123	24.66
Vested	(15)	29.56
Forfeited	—	—
Outstanding and unvested at March 31, 2016	259	$23.60
The weighted-average grant date fair value per share of PSUs granted during the three months ended March 31, 2016 and March 31, 2015 was $24.66 and $29.56, respectively. As of March 31, 2016, total unrecognized compensation cost related to PSUs was approximately $3.2 million, which is expected to be recognized over the remaining weighted-average period of 1.5 years.
Employee Stock Purchase Plan activity

As of March 31, 2016, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $7.1 million and is expected to be recognized over a weighted-average period of two years.
Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2016:

Number of Shares
(In thousands)
Share options outstanding	2,976
Non-vested restricted share awards	767
Shares authorized for future issuance	3,017
ESPP shares available for future issuance	3,053
Total shares reserved for future issuance	9,813
During the three month period ended March 31 2016 and March 31, 2015, the Company did not repurchase any common stock outstanding.
Note 13. Segment Information
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses. The two operating segments, which are the same as the Company's two reportable segments, are as follows:
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Automation and Analytics products are designed to enable the Company's customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, the Company's systems can be tailored to specific customer needs. The financial results of Aesynt acquired in the first quarter of 2016 are included in the Automation and Analytics segment.
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS Medication Technologies ("MTS"), Surgichem Limited ("Surgichem"), and under the Omnicell and SureMed brands. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities.
The following table summarizes the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	March 31, 2016			March 31, 2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$148,945	$22,059	$171,004	$92,779	$23,442	$116,221
Cost of revenues	77,207	13,852	91,059	38,852	15,684	54,536
Gross profit	71,738	8,207	79,945	53,927	7,758	61,685
Operating expenses	52,205	5,611	57,816	28,589	6,341	34,930
Income from segment operations	$19,533	$2,596	$22,129	$25,338	$1,417	$26,755
Corporate costs			20,277			16,376
Income from operations			$1,852			$10,379
________________________________________________
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three months ended March 31, 2016 and March 31, 2015.
Geographical Information
Revenues

	Three months ended
	March 31, 2016	March 31, 2015
	(In thousands)
United States	$143,493	$97,823
Rest of world (1)	27,511	18,398
Total revenues	$171,004	$116,221
(1)    No individual country represented more than 10% of the respective totals.
  Property and equipment, net

	March 31, 2016	December 31, 2015
	(In thousands)
United States	$38,880	$29,506
Rest of world (1)	3,328	2,803
Total property and equipment, net	$42,208	$32,309
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Subsequent Events
During the second quarter of 2016, the Company integrated its Sales and Field teams in North America to better serve its customers which resulted in a reduction in headcount of 34 employees. Accordingly, the Company will accrue approximately $1.5 million of restructuring charges in the second quarter ending June 30, 2016, based on agreements with terminated employees covering salary and benefit continuation.

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
OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum; from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Over 4,000 customers worldwide have used our Omnicell Automation and Analytics supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. The recent acquisition of Aesynt Coöperatief U.A. (“Aesynt”) discussed below adds distinct product capabilities, particularly in central pharmacy and IV robotics, creating the broadest medication management product portfolio in the industry.
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
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 84% of total revenue in the first quarter ended March 31, 2016. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Adding these solution sets to the Omnicell portfolio is intended to give the combined companies one of the most complete medication management offering in the industry. We are now able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and various combinations along that continuum. We are also able to offer solutions for I.V. preparations, including oncology drugs, which is an area where our combined customers have expressed significant interest. Looking across the entire medication distribution model, Aesynt’s new Enterprise Medication Manager software products give the customer the power to optimize the pharmacy supply chain with tools that help manage their inventory, reduce risks of stock outs, and minimize the cost of expiring medications. In addition, Aesynt has an experienced and skilled workforce whose expertise complements our capabilities. Integrating our two product development groups is expected to lead to innovation and the opportunity to help accelerate innovation. Finally, Aesynt has over 1,200 hospital customers with limited overlap to Omnicell’s existing install base, which will drive a significant increase to our customer install base.
Operating Segments
We have managed our business as two operating segments, Automation and Analytics and Medication Adherence.
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs. Our acquired companies in the last two years Aesynt, Mach4, and Avantec are included in the Automation and Analytics segment.
Medication Adherence
The Medication Adherence segment primarily includes the design, manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS, Surgichem, SureMed and Omnicell. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets.
For further description of our operating segments, refer to Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this quarterly report.
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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product is updated regularly every 12-18 months with new software enhancements. Since its introduction in 2011, there have been five major software releases. The G4 product refresh has been a key contributor to our growth, with approximately 79% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on five markets: the United Kingdom, Germany, and France, where we sell the full range of our products through primarily a direct sales team; Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in China where we launched a Mandarin version of our automated dispensing systems. We have also expanded our sales efforts to healthcare customers outside of acute care hospitals in the United States which has allowed us to sell our automated dispensing solutions and medication adherence products into these markets.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, and our acquisition of Aesynt in January 2016. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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

•
Our expectation that the environment of increased patient safety awareness, increased regulatory control, increased demand for innovative products that improve the care experience and increased need for workflow efficiency through the adoption of technology in the healthcare industry will make our solutions a priority in the capital budgets of healthcare facilities and systems; and

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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred revenues of $129.1 million and $87.3 million as of March 31, 2016 and December 31, 2015, respectively. The current deferred revenue of $92.3 million includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $19.0 million as of March 31, 2016. The current deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. The long-term deferred revenue of $17.8 million as of March 31, 2016 includes deferred revenue from service contracts in excess of twelve months.
The growth in our Automation and Analytics revenue for the three months ended March 31, 2016 was driven primarily by the expansion through the Aesynt acquisition. To a lesser extent but of equal importance, revenue growth was also driven by our growth in the number of our customer installations. Installed customers in the United States grew to 2,875 hospitals as of March 31, 2016 from 1,955 hospitals as of March 31, 2015, driven mostly by the acquisition of Aesynt. In addition, our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions further attributed to the increase in revenue. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the three months ended March 31, 2016. Medication Adherence revenue has remained relatively consistent as the population of patients living in nursing homes, primarily in the United States market, has remained relatively constant over the past year.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Accounts receivable and notes receivable (net investment in sales-type leases);

•	Valuation and impairment of goodwill, intangible assets and other long-lived assets;

•	Business combinations;

•	Valuation of share-based awards; and

•	Accounting for income taxes.
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2015. Concurrent with our acquisition of Aesynt in January 2016, certain accounting policies of Aesynt were aligned to conform to the accounting policies of Omnicell.

Recently adopted and issued authoritative guidance
Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended March 31,
			Change in
	2016	2015	$	%
	(Dollars in thousands)
Product revenues	$127,895	$94,109	33,786	36%
Percentage of total revenues	75%	81%
Service and other revenues	43,109	22,112	20,997	95%
Percentage of total revenues	25%	19%
Total revenues	$171,004	$116,221	$54,783	47%
Product revenues represented 75% and 81% of total revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. Product revenues increased due to increased sales for Automation and Analytics segment of $35.3 million, partially offset by the decrease of $1.5 million in our Medication Adherence segment. The increase in our Automation and Analytics segment was attributed to the acquired companies, Aesynt, Mach4 and Avantec which were not in the results of operations in the three months ended March 31, 2015, which contributed approximately $30.0 million to the increase in the product revenue compared to three months ended March 31, 2015, and to larger orders received from our customers. The decrease in Medication Adherence segment was attributed to lower sales in the consumable and equipment product sales compared to the three months ended March 31, 2015.
Service and other revenues represented 25% and 19% of total revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $20.8 million attributed to the acquired companies Aesynt, Mach4 and Avantec, and higher service renewal fees driven mainly by an increase in installed customer base. The acquired companies contributed $19.8 million to the increase in service revenue of Automation and Analytics segment for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Service and other revenues from Medication Adherence segment increased by $0.2 million for the three months ended March 31, 2016 compared to the same period last year.
Our international sales represented 16% of total revenues for both the three months ended March 31, 2016 and March 31, 2015, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2016 compared to the same periods in 2015 as we fulfill our existing orders and based on our growth in bookings in 2015 and in the first three months of 2016, some of which will be recognized as revenue in 2016. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment

Revenues

	Three months ended March 31,
			Change in
	2016	2015	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$148,945	$92,779	$56,166	61%
Percentage of total revenues	87%	80%
Medication Adherence	22,059	23,442	(1,383)	(6)%
Percentage of total revenues	13%	20%
Total revenues	$171,004	$116,221	$54,783	47%
The increase in Automation and Analytics revenues for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015 was due to an increase in product revenue which contributed $35.3 million to the increase, and service and other revenues of $20.8 million. The increase in product and service revenue was primarily due to the acquired companies Aesynt, Mach4 and Avantec which accounted for $30.1 million and $19.8 million of the increase in product and service revenue, respectively. Larger deal sizes primarily due to customer conversions also contributed to the increase in product revenue in the three months ended March 31, 2016.
Medication Adherence revenues decreased $1.4 million for the three months ended March 31, 2016 in comparison to the three months ended March 31, 2015 primarily due to the decrease in the product revenues, particularly in the consumable and equipment product sales.
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

	Three months ended March 31,
			Change in
	2016	2015	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$77,207	$38,852	$38,355	99%
As a percentage of related revenues	52%	42%
Medication Adherence	13,852	15,684	(1,832)	(12)%
As a percentage of related revenues	63%	67%
Total cost of revenues	$91,059	$54,536	$36,523	67%
As a percentage of total revenues	53%	47%

Gross profit:
Automation and Analytics	$71,738	$53,927	$17,811	33%
Automation and Analytics gross margin	48%	58%
Medication Adherence	8,207	7,758	449	6%
Medication Adherence gross margin	37%	33%
Total gross profit	$79,945	$61,685	$18,260	30%
Total gross margin	47%	53%
Automation and Analytics

Cost of Revenues. The increase in cost of revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was $38.4 million, $28.5 million of which was attributable to product costs and $9.8 million attributable to service costs. Of the $28.5 million increase in product costs, the acquired companies Aesynt, Mach4 and Avantec contributed $24.4 million. The product costs incurred by the acquired companies includes the amortization expense for developed technology, backlog and inventory step-up fair value adjustment of $4.9 million resulting from the purchase accounting. Cost of service revenues increased by $9.9 million primarily due to an increase in costs related to the acquired companies Aesynt, Mach4 and Avantec.
Gross profit for the three months ended March 31, 2016 increased compared to the three months ended March 31, 2015 as a result of increased revenue, partially offset by product mix from a higher volume sales of low margin products, and lower gross margins from the acquired companies Aesynt, Mach4 and Avantec, primarily due to fair value adjustments related to deferred revenue, inventory step-up, and amortization of developed technology and backlog intangible assets.
Medication Adherence
Cost of Revenues. Cost of revenues decreased by $1.8 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. $2.0 million of the decrease was attributable to product costs which was partially offset by increase in cost of revenues of $0.2 million attributable to service costs. The decrease in the three months ended March 31, 2016 of cost of revenue is primarily due to lower volume of revenues and product mix.
Gross profit increased due to changes in our product mix, partially offset by higher manufacturing cost and higher cost of service.
Operating Expenses and Income from Operations

	Three months ended March 31,
			Change in
	2016	2015	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$13,838	$8,019	$5,819	73%
As a percentage of total revenues	8%	7%
Selling, general and administrative	64,255	43,287	20,968	48%
As a percentage of total revenues	38%	37%
Total operating expenses	$78,093	$51,306	$26,787	52%
As a percentage of total revenues	46%	44%

Income from operations:
Automation and Analytics	$19,533	$25,338	$(5,805)	(23)%
Operating margin	13%	27%
Medication Adherence	2,596	1,417	1,179	83%
Operating margin	12%	6%
Corporate Expenses	20,277	16,376	3,901	24%
Total income from operations	$1,852	$10,379	$(8,527)	(82)%
Total operating margin	1%	9%
Research and Development. The increase in research and development expenses of $5.8 million for the three months ended March 31, 2016 compared to three months ended March 31, 2015 was primarily driven by an increase in research and development expenses of $6.4 million in our Automation and Analytics segment, partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.6 million due to lower employee related expenses. The increase in Automation and Analytics segment is attributed to the acquired companies which accounted for $4.2 million of the increase, $0.8 million of higher employees related expenses, and $0.4 million of higher tools and equipment expenses.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to increases from our Automation and Analytics segment of $17.2 million and corporate expenses of $3.9 million, partially offset by decreases in Medication Adherence segment of $0.2 million. The increase in our Automation and Analytics segment was attributable to the acquired companies which accounted for $21.7 million of the increase, partially offset by lower marketing and sales expenses. The increase in the corporate expenses was mainly related to the acquisition related expenses.
Operating Income. Operating income from our Automation and Analytics segment decreased by $5.8 million due to a higher research and development and selling, general and administrative costs of $23.6 million, partially offset by higher gross margin of $17.8 million.
Operating income from our Medication Adherence segment increased due to lower research and development and selling, general and administrative costs and higher gross profit due to product mix, partially off-set by higher manufacturing costs, higher cost of service.
Provision for Income Taxes

	Three months ended
			Change in
	March 31, 2016	March 31, 2015	$	%
	(Dollars in thousands)
Provision for income taxes	$59	$3,544	$(3,485)	(98)%
Our annual effective tax rate before discrete items was 37.0% and 38.6% for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease in the estimated annual effective tax rate for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a full year inclusion of the Federal research & development tax credit (which was permanently reinstated on December 18, 2015), offset by an increase in non-deductible equity charges.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $53.5 million at March 31, 2016, compared to $82.2 million at December 31, 2015. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Cash	$43,369	$72,103
Cash equivalents	10,118	10,114
Total	$53,487	$82,217

Working Capital	$110,662	$139,498

Our ratio of current assets to current liabilities was 1.6:1 at March 31, 2016 compared to 2.1:1 at December 31, 2015.
On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (the “Term Loan Facility”) and a $200 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). At the closing of the Aesynt Acquisition, we borrowed $255 million in secured debt under the Credit Agreement, consisting of $200 million of term loans and $55 million of revolving loans to complete the acquisition of Aesynt and to pay related fees and expenses. In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaces our existing Credit Agreement, dated as of September 25, 2013, by and among the Company, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, as amended.

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
As of March 31, 2016, the outstanding balance from the facilities was $236.5 million, including accrued interest of $1.5 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect the continued use of cash for potential acquisition and acquisition assessment activities.
Our 2014 Stock Repurchase Program had a total of $4.9 million remaining for future repurchases as of March 31, 2016.
In accordance with the Avantec share purchase agreement, we may pay out a potential earn-out payment of $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these earn-out payments as of March 31, 2016 was $2.9 million. Pursuant to the terms of the agreement we also held back $1.8 million from the purchase consideration towards any future indemnification claims that we may make by fourth quarter of 2016. We will be making payments under the credit facilities for next five years. Refer to below, Contractual Obligations table for details on the payments for the credit facilities.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$21,787	$11,314
Investing activities	(279,863)	(4,108)
Financing activities	229,046	6,575
Effect of exchange rate changes on cash and cash equivalents	300	(116)
Net increase (decrease) in cash and cash equivalents	$(28,730)	$13,665
Operating activities

We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $21.8 million for the three months ended March 31, 2016, primarily as a result of $0.4 million in net loss adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $14.5 million, share-based compensation expense of $3.9 million and deferred income taxes of $1.0 million. The cash inflow attributed to changes in assets and liabilities includes an increase in the deferred revenue of $12.7 million due to timing of orders and revenue being recognized for installed product, an increase in accrued liabilities of $4.5 million due to timing of payments to employees related liabilities, a decrease in the prepaid expenses of $2.0 million primarily due to prepaid income taxes of $1.8 million, an increase in the accounts payables of $1.6 million due to timing of payments, and decreases in other current assets of $0.3 million. These amounts were partially offset by increases in long-term investment in sales-type leases of $8.9 million due to two significant lease transactions entered into during the quarter, an increase in inventories of $5.4 million to support forecasted sales, an increase in accounts receivable of $1.2 million due to increased product shipments late in the quarter, and decreased in the other-long term liabilities by $2.7 million.
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
Investing activities
Net cash used in investing activities was $279.9 million for the three months ended March 31, 2016, $271.5 million of which was attributable to the acquisition of Aesynt, and capital expenditures related to purchases of property and equipment and software development of software costs for external use and purchases of intangibles of $4.3 million and $4.1 million, respectively.
Net cash used in investing activities was $4.1 million for the three months ended March 31, 2015, primarily due to payments of $1.1 million for property and equipment and $3.0 million to develop software for external use.
Financing activities
Net cash provided by financing activities was $229.0 million for the three months ended March 31, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million net of deferred issuance cost of $7.9 million, $5.1 million in proceeds from employee stock option exercises and employee stock plan purchases, and $0.2 million in excess tax benefits from employee stock plans. The increase in cash provided from financing activities was partially offset by repayment of $20.0 million of the revolving credit facility, and payment of contingent consideration of $3.0 million related to the Avantec acquisition.
Net cash provided by financing activities was $6.6 million for the three months ended March 31, 2015 as a result of $6.2 million in proceeds from employee stock option exercises and $1.2 million in excess tax benefits from employee stock plans, offset by $0.8 million in employees' taxes paid related to restricted stock units.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2016 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2015.
We had $329.2 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers,other purchase commitments and term loan and revolving credit facility as of March 31, 2016 as follows:

	Payments due by period
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and thereafter
	(In thousands)
Operating leases (1)	$55,286	$7,996	$20,361	$16,059	$10,870
Purchase obligations (2)	38,937	38,937	—	—	—
Term loan facility	200,000	7,500	$27,500	$47,500	$117,500
Revolving credit facility	35,000	—	—	—	35,000
Total (3)	$329,223	$54,433	$47,861	$63,559	$163,370
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $9.9 million for uncertain tax positions under long-term liabilities as of March 31, 2016 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $9.9 million in uncertain tax position liabilities have not been included in the table above.

Refer to Note 10, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of March 31, 2016, we had long-term debt, net balance of $219.0 million and long-term debt, current portion, net of $8.4 million. See Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. The Company’s sensitivity analysis shows that a 50-basis point increase in LIBOR as of March 31, 2016 would not result in material effect on our operating results or cash flows.
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of March 31, 2016 was $0.3 million.
There have been no significant changes in our market risk exposures during the three months ended March 31, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control Over Financial Reporting
In January 2016, we completed the acquisition of Aesynt. We are in the process of integrating Aesynt into our systems and control environment as of March 31, 2016. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2016.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 10, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2015, if any.
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
In connection with the accounting for the Aesynt Acquisition, it is expected that we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS and Aesynt. Under U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
Approximately 12% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration ("DEA"). Through our acquisition of Aesynt, we now have a Class I, 510(k) exempt medical device that is subject to FDA regulation and will require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
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
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future, and that any of our patent applications will result in issued patents or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. For additional details, see Note 10, Commitments and Contingencies, in this annual report. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the three months ended March 31, 2016, they may, in some periods, comprise up to 19% of our Medication Adherence segment revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $25.06 and $30.78 per share during the three months ended March 31, 2016. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $16.3 million as of March 31, 2016.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.0 million shares of our common stock, at a weighted-average exercise price of $23.51 per share as of March 31, 2016. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months March 31, 2016, we did not repurchased any shares of our common stock under our stock repurchase programs.
In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of March 31, 2016. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of March 31, 2016, and the program has no expiration date.
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

OMNICELL, INC.
Date:	May 6, 2016	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

2.2	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2016 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/10/2016

10.2+	Lease Agreement dated November 30, 1998, by and between Aesynt Incorporated (formerly Mckesson Automated Healthcare, Inc). and The Northwestern Mutual life Insurance Company, as amended

10.3+	Lease Agreement dated November 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly Mckesson Automated Healthcare, Inc.), as amended

10.4+	Second Amendment to Industrial Lease, dated February 25, 2016, by and between Evergreen Propco IV, LLC and Omnicell, Inc.

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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