Form 10-Q
period 2016-06-30
OMNICELL, Inc
filed 2016-08-05
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2016, there were 36,161,835 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$41,029	$82,217
Accounts receivable, net of allowances for doubtful accounts of $1,116 and $1,240, respectively	159,453	107,957
Inventories	73,720	46,594
Prepaid expenses	28,690	19,586
Other current assets	9,024	7,774
Total current assets	311,916	264,128
Property and equipment, net	40,503	32,309
Long-term investment in sales-type leases, net	19,711	14,484
Goodwill	311,170	147,906
Intangible assets, net	196,475	89,665
Long-term, deferred tax assets	2,920	2,361
Other long-term assets	30,733	27,894
Total assets	$913,428	$578,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,365	$22,646
Accrued compensation	28,014	18,195
Accrued liabilities	32,674	30,133
Long-term debt, current portion, net	8,410	—
Deferred revenue, net	84,852	53,656
Total current liabilities	191,315	124,630
Long-term deferred revenue	17,473	17,975
Long-term deferred tax liabilities	62,431	21,822
Other long-term liabilities	12,074	11,932
Long-term debt, net	216,936	—
Total liabilities	500,229	176,359
Commitments and contingencies (Notes 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,276 and 44,739 shares issued; 36,131 and 35,594 shares outstanding, respectively	45	45
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	507,496	490,354
Retained earnings	98,256	99,793
Accumulated other comprehensive loss	(7,524)	(2,730)
Total stockholders’ equity	413,199	402,388
Total liabilities and stockholders’ equity	$913,428	$578,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Product	$130,674	$89,154	$258,569	$183,263
Services and other revenues	42,233	23,634	85,342	45,746
Total revenues	172,907	112,788	343,911	229,009
Cost of revenues:
Cost of product revenues	76,306	46,203	148,224	91,619
Cost of services and other revenues	18,584	9,123	37,725	18,243
Total cost of revenues	94,890	55,326	185,949	109,862
Gross profit	78,017	57,462	157,962	119,147
Operating expenses:
Research and development	13,794	8,746	27,632	16,765
Selling, general and administrative	64,341	39,735	128,596	83,022
Gain on business combination	—	(3,443)	—	(3,443)
Total operating expenses	78,135	45,038	156,228	96,344
(Loss) income from operations	(118)	12,424	1,734	22,803
Other income (expense), net	(1,881)	(472)	(4,052)	(989)
(Loss) income before provision for income taxes	(1,999)	11,952	(2,318)	21,814
(Benefit) provision for income taxes	(840)	3,201	(781)	6,745
Net (loss) income	$(1,159)	$8,751	$(1,537)	$15,069
Net (loss) income per share:
Basic	$(0.03)	$0.24	$(0.04)	$0.42
Diluted	$(0.03)	$0.24	$(0.04)	$0.41
Weighted-average shares outstanding:
Basic	35,987	36,120	35,864	36,072
Diluted	35,987	37,030	35,864	36,987
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net (loss) income	$(1,159)	$8,751	$(1,537)	$15,069
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation adjustments	(4,467)	2,305	(4,794)	1,428
Other comprehensive (loss) income	(4,467)	2,305	(4,794)	1,428
Comprehensive (loss) income	$(5,626)	$11,056	$(6,331)	$16,497
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
	(In thousands)
Operating Activities
Net (loss) income	$(1,537)	$15,069
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,197	11,977
Loss (gain) on disposal of fixed assets	1	(5)
Gain on business combination	—	(3,443)
Provision for receivable allowance	364	480
Share-based compensation expense	9,386	7,301
Income tax benefits from employee stock plans	681	3,087
Excess tax benefits from employee stock plans	(934)	(3,159)
Provision for excess and obsolete inventories	850	168
Deferred income taxes	(3,877)	(1,717)
Amortization of debt financing fees	795	—
Changes in operating assets and liabilities:
Accounts receivable	(8,139)	(27,676)
Inventories	(7,769)	(9,633)
Prepaid expenses	(4,852)	8,234
Other current assets	78	1,507
Investment in sales-type leases	(6,558)	353
Other long-term assets	1,019	64
Accounts payable	6,736	1,364
Accrued compensation	210	(1,654)
Accrued liabilities	(2,195)	5,752
Deferred revenue	4,895	3,116
Other long-term liabilities	(2,398)	(995)
Net cash provided by operating activities	15,953	10,190
Investing Activities
Purchases of intangible assets, intellectual property, and patents	(1,185)	(225)
Software development for external use	(6,681)	(6,127)
Purchases of property and equipment	(5,938)	(3,764)
Business acquisitions, net of cash acquired	(271,458)	(23,625)
Net cash used in investing activities	(285,262)	(33,741)
Financing Activities
Proceeds from debt, net	247,051	—
Repayment of debt and revolving credit facility	(22,500)	—
Payment for contingent consideration	(3,000)	—
Proceeds from issuances under stock-based compensation plans	8,639	9,432
Employees' taxes paid related to restricted stock units	(1,563)	(2,046)
Common stock repurchases	—	(25,021)
Excess tax benefits from employee stock plans	934	3,159
Net cash provided (used) by financing activities	229,561	(14,476)
Effect of exchange rate changes on cash and cash equivalents	(1,440)	167
Net decrease in cash and cash equivalents	(41,188)	(37,860)
Cash and cash equivalents at beginning of period	82,217	125,888

Cash and cash equivalents at end of period	$41,029	$88,028
Supplemental cash flow information
Cash paid for interest	$2,751	$80
Cash paid for taxes, net of refunds	$4,933	$3,620
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$593	$524
Non-cash activity business acquisition	$—	$9,197

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2016 and December 31, 2015, the results of its operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2016 and June 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. The Company's results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt Holding Coöperatief U.A. ("Aesynt"). The significant accounting policies of Aesynt have been aligned to conform to such accounting policies of Omnicell, and the consolidated financial statements include the results of operations of Aesynt commencing as of the acquisition date.
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
The operating results of the recently acquired Aesynt business are included in the Company's Automation and Analytics reportable segment.

Concentration of credit risk
Financial instruments that may potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Cash equivalents are maintained with several financial institutions and may exceed the amount of insurance provided on such balances. The majority of the Company's accounts receivable are derived from sales to customers for commercial applications. The Company performs ongoing credit evaluations of its customers’ financial condition and limit the amount of credit extended when deemed necessary but generally require no collateral. The Company maintains reserves for potential credit losses. The Company's products are broadly distributed and there were no customers that accounted for more than 10% of its accounts receivable as of June 30, 2016 and December 31, 2015. The Company believes that it has no significant concentrations of credit risk as of June 30, 2016.
Interest rate swap agreements
During the second quarter of 2016, the Company entered into interest rate swap agreements. The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the Accounting Standards Codification ("ASC"), the Company records its interest rate swaps on its condensed consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test. For further information regarding these interest rate swap agreements, please refer to Note 4, "Derivative Financial Instruments" below.
Recently adopted authoritative guidance
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-05-Intangibles-Goodwill and Other-Internal-Use Software- Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted ASU 2015-05 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-05 did not have a material impact on the Company's consolidated financial position or results of operations for the three and six months ended June 30, 2016.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the three and six months ended June 30, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. An acquirer is no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the three and six months ended June 30, 2016.
Recently issued authoritative guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently in the process of evaluating the impact of the early adoption of ASU 2016-09 on its consolidated financial statements.

There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2016 Acquisition
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt pursuant to a securities purchase agreement by and among the Company and Aesynt Holding Coöperatief U.A. for total cash consideration of $271.5 million, net of cash on hand at signing of $8.2 million. Aesynt is a provider of automated medication management systems, including central pharmacy dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management.
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

(In thousands)
Cash	$8,164
Accounts receivable	44,412
Inventory	20,111
Other current assets	4,381
Total current assets	77,068
Property and equipment	10,389
Intangible assets	123,700
Goodwill	165,618
Other non-current assets	968
Total assets	377,743
Current liabilities	26,132
Deferred revenue, net	25,631
Non-current deferred tax liabilities	43,927
Other non-current liabilities	2,431
Total liabilities	98,121
Total purchase price	279,622
Total purchase price, net of cash received	$271,458
The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Aesynt. The Aesynt acquisition created the broadest product portfolio in the industry with significant offerings in automated dispensing systems, central pharmacy robotics, IV robotics and enterprise analytics. Goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance. During the three months ended June 30, 2016 the Company adjusted the preliminary value assigned to goodwill by $0.8 million to reflect measurement period adjustments related to account receivable and current liabilities of $0.5 million and $0.3 million, respectively.
Identifiable intangible assets (preliminary) acquired and their respective estimated remaining useful lives over which each asset will be amortized areas are as follows:

	Fair value	Weighted average useful life
	(In thousands)	(In years)
Customer relationships	$58,200	14-16
Developed technology	38,800	8
Backlog	20,200	1-3
In-process research and development ("IPR&D") (1)	3,900	-
Non-compete	1,800	3
Trade names	800	1
Total purchased intangible assets	$123,700
(1) The amortization of the in-process R&D assets begin when the in-process R&D projects are complete.
Customer relationships represent the fair value of the underlying relationships and agreements with Aesynt’s customers, acquired developed technology represents the fair value of Aesynt products that have reached technological feasibility and were part of Aesynt’s product offerings at the date of acquisition, backlog represents the fair value of sales order backlog at the date of acquisition, non-compete intangible asset represents the fair value of non-compete agreements with former key members of Aesynt's management, and trade name represents the fair value of brand and name recognition associated with the marketing of Aesynt’s products and services. In-process research and development ("IPR&D") represents the fair value of incomplete Aesynt research and development projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in research and development.
The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and 13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of June 30, 2016, none of the IPR&D projects has been completed, and they have progressed as previously estimated.
The Company incurred approximately $8.0 million in acquisition-related costs related to the Aesynt acquisition of which $2.9 million and $5.1 million was recognized in three and six months ended December 31, 2015 and June 30, 2016, respectively. These costs are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.
Revenues and losses from operations since the acquisition date through June 30, 2016 for Aesynt were $82.0 million and $(20.2) million, respectively. Losses from operations includes the amortization of intangible assets of $14.0 million for the period presented.
Pro forma financial information for 2016 and 2015 acquisitions
The following table presents certain unaudited pro forma information for illustrative purposes only, for the six months ended June 30, 2016 and 2015 as if Aesynt had been acquired on January 1, 2015. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2015. The unaudited pro forma information combines the historical results of the acquisitions with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenue, inventory fair value adjustment, amortization of intangible assets, stock-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to Omnicell's accounting policies.

	Six months ended June 30,
	2016	2015
	(In thousands, except per share data)
Pro forma net revenues	$343,911	$318,464
Pro forma net loss	$(1,537)	$(764)
Pro forma net loss per share basic	$(0.04)	$(0.02)
Pro forma net loss per share diluted	$(0.04)	$(0.02)

2015 Acquisitions
On April 21, 2015, the Company completed the acquisition of Mach4 Automatisierungstechnik GmbH ("Mach4"), a privately held German limited liability company with its registered office in Bochum, Germany, pursuant to a share purchase agreement (the “Mach4 Agreement”), under which Omnicell International, Inc., a wholly-owned subsidiary of Omnicell Inc., purchased the entire issued share capital of Mach4. Pursuant to the terms of Mach4 Agreement, the Company paid approximately $17.3 million in cash, of which $2.7 million was placed in an escrow fund to be distributed to Mach4's former stockholders within 18 months after the closing date of the transaction, subject to indemnification and other claims the Company may make.
On April 30, 2015, the Company completed the acquisition of Avantec Healthcare Limited ("Avantec"), the privately-held distributor of Omnicell’s products in the United Kingdom, pursuant to a share purchase agreement (the "Avantec Agreement"), wherein the Company acquired the remaining 85% of issued and outstanding ordinary shares of Avantec not previously owned by the Company. Pursuant to the terms of the Avantec Agreement, the Company agreed to pay $12.0 million in cash and potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on future bookings. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the Avantec Agreement, the Company retained $1.8 million of the purchase consideration to be held for settlement of any future indemnification claims within the 18 month period following the closing of the transaction that the Company may make following the closing of the transaction. The fair value of the contingent consideration liability related to Avantec is revalued at each reporting date or more frequently if circumstances dictate. Changes in the fair value of this obligation are recorded as income or expense within other expense in our condensed consolidated statements of operation. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the achievement of booking targets and the discount rate. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement. During the three months ended March 31, 2016, the Company paid a $3.0 million earn-out payment which was due after December 31, 2015 based on the achievement of certain metrics set forth in the Avantec Agreement.
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
The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company as part of each 2015 acquisition:

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
Total revenues for Mach4 and Avantec for the six months ended June 30, 2016 were $9.8 million and $5.1 million, respectively. For the corresponding period, total operating losses for Mach4 was $3.0 million and total operating income for Avantec was $0.9 million. The operating loses/income for these entities included the amortization of intangible asset of $0.8 million and $0.5 million for Mach4 and Avantec, respectively.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
Note 3. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares, less shares repurchased, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. The anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive.

The calculation of basic and diluted net (loss) income per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net (loss) income	$(1,159)	$8,751	$(1,537)	$15,069
Weighted-average shares outstanding — basic	35,987	36,120	35,864	36,072
Effect of dilutive securities from stock award plans	—	910	—	915
Weighted-average shares outstanding — diluted	$35,987	$37,030	35,864	36,987
Net (loss) income per share — basic	$(0.03)	$0.24	$(0.04)	$0.42
Net (loss) income per share — diluted	$(0.03)	$0.24	$(0.04)	$0.41
Anti-dilutive weighted-average shares related to stock award plans	1,961	377	2,037	356
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of June 30, 2016 and December 31, 2015 include cash and money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
The cash and cash equivalents at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Cash	$30,903	$72,103
Money market fund	10,126	10,114
Total cash and cash equivalents	$41,029	$82,217
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
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund	$10,126	$—	$—	$10,126
Forward contracts	—	6	—	6
Total financial assets	$10,126	$6	$—	$10,132
Contingent consideration liability(1)	—	—	2,913	2,913
Total financial liabilities	$—	$—	$2,913	$2,913
(1) The significant unobservable inputs used in the fair value measurement of the contingent consideration related to the Avantec acquisition classified as Level 3 above are the achievement of booking targets and the discount rate.
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
The aggregate notional amounts of the Company's outstanding foreign exchange contracts as of June 30, 2016 and December 31, 2015 were $0.1 million and $0.4 million, respectively. The aggregate fair values of these outstanding foreign exchange contracts as of June 30, 2016 and December 31, 2015 were less than $0.1 million.
Interest Rate Swaps
The Company uses interest rate swap agreement to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
During the second quarter of 2016, the Company entered into interest rate swap agreement with a combined notional amount of $100.0 million with one counter party that are effective beginning on June 30, 2016 and maturing on April 30, 2019. The swap agreement requires the Company to pay a fixed rate of 0.8% and provides that the Company will receive a variable rate based on the one month LIBOR rate subject to LIBOR floor of 0.0%. Amounts payable by or due to the Company will be net settled with the respective counterparties on the last business day of each month, commencing July 31, 2016.
The fair value of the interest rate swap agreements at June 30, 2016 were zero and there were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

Note 5. Balance Sheet Components

	June 30, 2016	December 31, 2015
	(In thousands)
Inventories:
Raw materials	$18,342	$11,582
Work in process	6,611	1,653
Finished goods	48,767	33,359
Total inventories	$73,720	$46,594

Property and equipment:
Equipment	$55,625	$43,533
Furniture and fixtures	5,938	5,897
Leasehold improvements	9,502	9,063
Software	33,508	30,693
Construction in progress	5,931	3,651
Property and equipment, gross	110,504	92,837
Accumulated depreciation and amortization	(70,001)	(60,528)
Total property and equipment, net	$40,503	$32,309

Other long term assets:
Capitalized software, net	$29,206	$26,011
Other assets	1,527	1,883
Total other long term assets, net	$30,733	$27,894

Accrued liabilities:
Advance payments from customers	$7,631	$8,327
Rebates and lease buyouts	4,163	4,702
Group purchasing organization fees	2,855	2,983
Taxes payable	3,617	2,768
Other accrued liabilities	14,408	11,353
Total accrued liabilities	$32,674	$30,133

Note 6. Investment in Sales-Type Leases, Net
On a recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Minimum lease payments to be received, net	$30,273	$22,255
Less: Unearned interest income portion	(2,638)	(1,014)
Investment in sales-type leases, net	27,635	21,241
Less: Short-term investment in sales-type leases, net(1)	(7,924)	(6,757)
Long-term investment in sales-type leases, net	$19,711	$14,484
(1) The short-term portion of the net investments in sales-type leases are included in Other current assets on the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.3 million and $0.2 million as of June 30, 2016 and of December 31, 2015, respectively.
At June 30, 2016, the future minimum lease payments under sales-type leases are as follows:

June 30, 2016
(In thousands)
Remaining six months of 2016	$4,677
2017	8,340
2018	6,712
2019	4,933
2020	3,080
Thereafter	2,531
Total	$30,273
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2015	$54,316	$93,590	$147,906
Goodwill acquired	165,618	—	165,618
Foreign currency exchange rate fluctuations	(1,282)	(1,072)	(2,354)
Net balance as of June 30, 2016	$218,652	$92,518	$311,170
Intangible assets, net
The carrying amounts of intangibles assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$125,520	$(14,880)	$(725)	$109,915	1 - 30
Acquired technology	70,247	(9,665)	(71)	60,511	3 - 20
Backlog	20,588	(7,138)	(10)	13,440	1 - 3
Trade names	8,587	(3,089)	(17)	5,481	1 - 12
Patents	2,153	(425)	—	1,728	2 - 20
Non-compete agreements	1,800	(300)	—	1,500	3
In-process Technology	3,900	—	—	3,900	-
Total intangibles assets, net	$232,795	$(35,497)	$(823)	$196,475

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,554	$(11,315)	$(719)	$57,520	5 - 30
Acquired technology	30,870	(6,088)	59	24,841	3 - 20
Trade names	8,052	(2,551)	(14)	5,487	1 - 12
Patents	1,960	(384)	—	1,576	2 - 20
Backlog	415	(163)	(11)	241	2
Total intangibles assets, net	$110,851	$(20,501)	$(685)	$89,665
Amortization expense of intangible assets was $9.1 million and $1.8 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Amortization expense of intangible assets was $18.3 million and $3.1 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

June 30, 2016
(In thousands)
Remaining six months of 2016	$26,962
2017	22,813
2018	21,231
2019	16,151
2020	15,146
Thereafter	90,272
Total	$192,575
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
     The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of June 30, 2016.
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
The components of the Company’s debt obligations as of June 30, 2016 and December 31, 2015 are as follows:

	December 31, 2015	Borrowings	Repayment/Amortization	June 30, 2016
	(In thousands)
Term loan facility	$—	$200,000	$(2,500)	$197,500
Revolving credit facility	—	55,000	(20,000)	35,000
Total debt under the facilities(1)	—	255,000	(22,500)	232,500
Less: Deferred issuance cost	—	(7,949)	795	(7,154)
Total Debt, net of deferred issuance cost	$—	$247,051	$(21,705)	225,346
Long term debt, current portion, net of deferred issuance cost				8,410
Long term debt, net of deferred issuance cost				$216,936
(1) The fair value of total debt under the facilities approximates the book value as of June 30, 2016.
Note 9. Deferred revenue

Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $17.9 million and $15.7 million as of June 30, 2016 and December 31, 2015, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from the service contracts of $17.5 million and $18.0 million, as of June 30, 2016 and December 31, 2015, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At June 30, 2016, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining six months of 2016	$5,343
2017	10,549
2018	10,141
2019	9,897
2020	6,270
Thereafter	10,711
Total minimum future lease payments	$52,911

Purchase obligations
During the course of the business, the Company issues purchase orders based on its current manufacturing needs.  At June 30, 2016, the Company had non-cancelable purchase commitments of $39.6 million, which are expected to be paid within the next twelve months.
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
The Company’s legal proceeding as of June 30, 2016 was as follows:
On September 12, 2014, MV Circuit Design, Inc., an Ohio company ("MV Circuit"), brought an action to correct the inventorship of certain patents owned by the Company, as well as related state-law claims against the Company in the Northern District of Ohio (Case No. 1:14-cv-02028-DAP) regarding allegations of fraud in the filing and prosecution of U.S. Patent Nos. 8,180,485, 8,773,270, 8,812,153, PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505 (the “Action”). On November 14, 2014, the Company filed a Motion to Dismiss the Action.  On March 24, 2015, the Court issued an Order granting in part and denying in part the Motion to Dismiss. Specifically, the Court granted the Company's Motion to Dismiss with respect to Counts 4, 5, and 6 (declaratory judgments regarding PCT/US2007/003765, PCT/US2011/063597, and PCT/US2011/0635505) and count 13 (civil conspiracy). Following an initial Case Management Conference on April 22, 2015, the Court ordered the parties to conduct limited discovery and actively discuss settlement options. On May 17, 2016 the parties reached a settlement agreement in which MV Circuit would dismiss the remaining claims and Omnicell would assign certain patents related to mobile medical cart to MV Circuit.  Omnicell has retained or secured all rights to continue to develop, manufacture, produce, market, license and sell all of its mobile cart product lines, including our SavvyTM mobile medication workstation.   On June 1, 2016, the Court dismissed the case with prejudice.

Note 11. Income Taxes
The Company provide for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 38.3% and 38.5% for the six months ended June 30, 2016 and 2015, respectively. The 2016 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction and the Federal Research & Development credit, which was permanently reinstated on December 18, 2015. The 2015 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.
For the six months ended June 2015, the Company had recorded a gain of $3.4 million attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares. This gain was treated as a discrete item and excluded from profit-before-tax in calculating the annual effective tax rate for the six months ended June 30, 2015.
As of June 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $10.1 million and $7.2 million, respectively. The increase is largely due to unrecognized tax benefits recorded as part of the acquisition of Aesynt. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of June 30, 2016 and December 31, 2015, the amount of accrued interest and penalties was $1.1 million and $0.2 million, respectively. The increase is attributable to the interest related to Aesynt's reserves.
As of June 30, 2016, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, because all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized, the Company's federal and California tax years remain open from 1996 and 1992, respectively. The Company is currently under examination by the Internal Revenue Service for the 2011 through 2014 tax years.
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
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Cost of product and service revenues	$644	$532	$1,193	$1,049
Research and development	801	451	1,442	885
Selling, general and administrative	4,050	2,653	6,751	5,367
Total share-based compensation expense	$5,495	$3,636	$9,386	$7,301
The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three and six months ended June 30, 2016 and June 30, 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands, except percentages)
Stock Option Plans
Expected life, years	4.92	5.04	4.92	5.04
Expected volatility, %	31.5%	29.3%	32.0%	32.2%
Risk free interest rate, %	1.41%	1.51%	1.40%	1.58%
Estimated forfeiture rate %	8.6%	2.5%	8.6%	2.5%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(In thousands, except percentages)
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	25.79-34.79%	28.52-37.53%	25.79-34.79%	23.75-35.67%
Risk free interest rate, %	0.26-0.79%	0.03-0.72%	0.26-0.79%	0.03-0.72%
Dividend yield, %	—%	—%	—%	—%
Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2015	2,688	$22.89	6.9
Granted	443	28.14
Exercised	(228)	18.22
Expired	(4)	27.58
Forfeited	(73)	28.68
Outstanding at June 30, 2016	2,826	$23.94	7.04	$29,422
Exercisable at June 30, 2016	1,391	$18.85	5.11	$21,400
Vested and expected to vest at June 30, 2016 and thereafter	2,660	$23.61	6.91	$28,558
_________________________________________________
The weighted-average fair value per share of options granted during the three and six months ended June 30, 2016, was $9.03 and $8.59, respectively, and the weighted-average fair value per share of options granted during the three and six months ended June 30, 2015 was $10.09 and $10.61, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2016 was $2.2 million and $2.9 million, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2015 was $4.3 million and $6.7 million, respectively.
As of June 30, 2016, total unrecognized compensation cost related to unvested stock options was $10.7 million, which is expected to be recognized over a weighted-average vesting period of 2.95 years.
Restricted stock activity
The following table summarizes the restricted stock activity under the Company’s equity incentive plans during the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2015	417	$28.49	1.6
Granted	104	28.09
Vested	(78)	25.57
Forfeited	(17)	27.54
Outstanding and unvested at June 30, 2016	426	$28.97	1.43	$14,567
The weighted-average grant date fair value per share of RSU granted during the six months ended June 30, 2016 and June 30, 2015 was $28.09 and $34.19, respectively.
As of June 30, 2016, total unrecognized compensation expense related to RSUs was $9.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2015	31	$35.97
Granted	35	31.59
Vested	(31)	36.03
Forfeited	—	—
Outstanding and unvested at June 30, 2016	35	$31.56
As of June 30, 2016, total unrecognized compensation cost related to RSAs was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.91 years.
Performance-based restricted stock unit activity
The following table summarizes the performance-based restricted stock activity under the Company’s equity incentive plans during the six months ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2015	151	$23.33
Granted	122	24.66
Vested	(52)	23.04
Forfeited	—	—
Outstanding and unvested at June 30, 2016	221	$24.13
The weighted-average grant date fair value per share of PSUs granted during the six months ended June 30, 2016 and June 30, 2015 was $24.66 and $29.56, respectively. As of June 30, 2016, total unrecognized compensation cost related to PSUs was $2.6 million, which is expected to be recognized over the remaining weighted-average period of 1.5 year
Employee Stock Purchase Plan activity
As of June 30, 2016, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $4.9 million and is expected to be recognized over a weighted-average period of two years.

Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2016:

Number of Shares
(In thousands)
Share options outstanding	2,826
Non-vested restricted share awards	682
Shares authorized for future issuance	2,904
ESPP shares available for future issuance	3,053
Total shares reserved for future issuance	9,465
During the three and six months period ended June 30, 2016, the Company did not repurchase any of its outstanding common stock. The Company repurchased approximately 680,000 shares under its stock repurchase programs for $25.02 million during six months ended June 30, 2015.
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

The following table summarizes the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	June 30, 2016			June 30, 2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$148,660	$24,247	$172,907	$88,701	$24,087	$112,788
Cost of revenues	78,366	16,524	94,890	39,403	15,923	55,326
Gross profit	70,294	7,723	78,017	49,298	8,164	57,462
Operating expenses	49,780	5,771	55,551	25,978	5,910	31,888
Income from segment operations	$20,514	$1,952	$22,466	$23,320	$2,254	$25,574
Corporate costs			22,584			13,150
(Loss) Income from operations			$(118)			$12,424

	Six months ended
	June 30, 2016			June 30, 2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$297,605	$46,306	$343,911	$181,480	$47,529	$229,009
Cost of revenues	155,573	30,376	185,949	78,255	31,607	109,862
Gross profit	142,032	15,930	157,962	103,225	15,922	119,147
Operating expenses	101,985	11,382	113,367	54,567	12,251	66,818
Income from segment operations	$40,047	$4,548	$44,595	$48,658	$3,671	$52,329
Corporate costs			42,861			29,526
Income from operations			$1,734			$22,803
________________________________________________
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and six months ended June 30, 2016 and June 30, 2015
Geographical Information
Revenues

	Three months ended
	June 30, 2016	June 30, 2015
	(In thousands)
United States	$145,988	$95,147
Rest of world (1)	26,919	17,641
Total revenues	$172,907	$112,788

	Six months ended
	June 30, 2016	June 30, 2015
	(In thousands)
United States	$289,481	$192,970
Rest of world (1)	54,430	36,039
Total revenues	$343,911	$229,009
(1)    No individual country represented more than 10% of the respective totals.
  Property and equipment, net

	June 30, 2016	December 31, 2015
	(In thousands)
United States	$36,727	$29,506
Rest of world (1)	3,776	2,803
Total property and equipment, net	$40,503	$32,309
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Restructuring Expenses
During the second quarter of 2016, the Company integrated its Sales and Field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the second quarter ending June 30, 2016, based on agreements with terminated employees covering salary and benefit continuation. As of the June 30, 2016 the restructuring program has been concluded. The Company had paid approximately $1.2 million, the remaining amount of $0.5 million is expected to be paid in the third quarter of 2016.
Note 15. Subsequent Events
On August 2, 2016, the Board of Directors (the "Board") of Omnicell, Inc. (the “Company”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”).
The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of June 30, 2016, the maximum dollar value of shares that may yet be purchased under the 2014 Repurchase Program was $4.9 million.
The timing, price and volume of repurchases are to be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain Credit Agreement, dated as of January 5, 2016, among the Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.
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
OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum; from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Over 4,000 customers worldwide have used our Omnicell Automation and Analytics supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. The recent acquisition of Aesynt discussed below adds distinct product capabilities, particularly in central pharmacy and I.V. robotics.
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
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 84% of total revenue for both the three and six months ended June 30, 2016. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Adding these solution sets to the Omnicell portfolio is intended to give the combined companies one of the most complete medication management offering in the industry. We are now able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and various combinations along that continuum. We are also able to offer solutions for I.V. preparations, including oncology drugs, which is an area where our combined customers have expressed significant interest. Looking across the entire medication distribution model, Aesynt’s new Enterprise Medication Manager software products give the customer the power to optimize the pharmacy supply chain with tools that help manage their inventory, reduce risks of stock outs, and minimize the cost of expiring medications. In addition, Aesynt has an experienced and skilled workforce whose expertise complements our capabilities. Integrating our two product development groups is expected to lead to innovation and the opportunity to help accelerate innovation. Finally, Aesynt has over 1,200 hospital customers with limited overlap to Omnicell’s existing install base, which we expect will drive a significant increase to our customer install base.
Operating Segments
We manage our business as two operating segments, Automation and Analytics and Medication Adherence:
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
For further description of our operating segments, refer to Note 13, Segment Information, of the Notes to Consolidated Financial Statements in this quarterly report.
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
Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product is updated regularly every 6 to18 months with new software enhancements. Since its introduction in 2011, there have been five major software releases. The G4 product refresh has been a key contributor to our growth, with approximately 81% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
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
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, and our acquisition of Aesynt in January 2016. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and had been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one, two or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred revenues of $120.3 million and $87.3 million as of June 30, 2016 and December 31, 2015, respectively. The current deferred revenue of $84.9 million includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $17.9 million as of June 30, 2016. The current deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. The long-term deferred revenue of $17.5 million as of June 30, 2016 includes deferred revenue from service contracts in excess of twelve months.
The growth in our Automation and Analytics revenue for the three months ended June 30, 2016 was driven primarily by the expansion through the Aesynt acquisition. To a lesser extent but of equal importance, revenue growth was also driven by our growth in the number of our customer installations. Installed customers in the United States grew to 2,889 hospitals as of June 30, 2016 from 1,975 hospitals as of June 30, 2015, driven primarily by the acquisition of Aesynt. In addition, our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions further attributed to the increase in revenue. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the three and six months ended June 30, 2016. Medication Adherence revenue has remained relatively consistent as the population of patients living in nursing homes, primarily in the United States market, has remained relatively constant over the past year.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Accounts receivable and notes receivable (net investment in sales-type leases);

•	Inventory valuation;

•	Capitalized software development cost;

•	Valuation and impairment of goodwill, intangible assets and other long-lived assets;

•	Business combinations;

•	Valuation of share-based awards; and

•	Accounting for income taxes.
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2015. Concurrent with our acquisition of Aesynt in January 2016, certain accounting policies of Aesynt were aligned to conform to the accounting policies of Omnicell.
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
RESULTS OF OPERATIONS

Total Revenues

	Three months ended June 30,
			Change in
	2016	2015	$	%
	(Dollars in thousands)
Product revenues	$130,674	$89,154	$41,520	47%
Percentage of total revenues	76%	79%
Service and other revenues	42,233	23,634	18,599	79%
Percentage of total revenues	24%	21%
Total revenues	$172,907	$112,788	$60,119	53%
Product revenues represented 76% and 79% of total revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. Product revenues increased due to increased sales for Automation and Analytics segment of $41.3 million, and increased sales for Medication Adherence segment of $0.2 million. The recently acquired companies, Aesynt, Mach4 and Avantec, contributed $25.4 million to the product revenue increase in the Automation and Analytics segment. The remaining increase in this segment was attributed to customer conversions, larger orders received from our existing customers, and higher implementations. The increase in Medication Adherence segment was attributed to higher sales in the consumable product sales compared to the three months ended June 30, 2015.
Service and other revenues represented 24% and 21% of total revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $18.6 million attributed to the acquired companies Aesynt, Mach4 and Avantec, and higher service renewal fees driven mainly by an increase in installed customer base. The acquired companies contributed $17.4 million to the increase in service revenue of Automation and Analytics segment for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Service and other revenues from Medication Adherence segment remained flat for the three months ended June 30, 2016 compared to the same period last year.
Our international sales represented 16% of total revenues for both the three months ended June 30, 2016 and June 30, 2015, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Six months ended June 30,
			Change in
	2016	2015	$	%
	(Dollars in thousands)
Product revenues	$258,569	$183,263	$75,306	41%
Percentage of total revenues	75%	80%
Service and other revenues	85,342	45,746	39,596	87%
Percentage of total revenues	25%	20%
Total revenues	$343,911	$229,009	$114,902	50%
Product revenues represented 75% and 80% of total revenues for the six months ended June 30, 2016 and June 30, 2015, respectively. Product revenues increased due to increased sales for our Automation and Analytics segment of $76.7 million, partially offset by decrease in revenues from our Medication Adherence segment of $1.4 million. The acquired companies Aesynt, Mach4 and Avantec contributed approximately $55.5 million to the Automation and Analytics segment for the six months ended June 30, 2016. The remaining increase in the Automation and Analytics segment was attributed to customer conversions, larger orders received from our existing customers, and higher implementations and lease renewals.
Service and other revenues represented 25% and 20% of total revenues for the six months ended June 30, 2016 and June 30, 2015, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues primarily increased due to an increase from our Automation and Analytics segment of $39.5 million. The acquired companies, Aesynt, Mach4 and Avantec contributed approximately $37.1 million to the increase of service revenue of Automation and Analytics segment for the three months ended June 30, 2016.

Our international sales represented 16% of total revenues for both the six months ended June 30, 2016 and June 30, 2015, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2016 compared to the same periods in 2015 as we fulfill our existing orders and based on our growth in bookings in 2015 and in the first six months of 2016, some of which will be recognized as revenue in 2016. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three months ended June 30,
			Change in
	2016	2015	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$148,660	$88,701	$59,959	68%
Percentage of total revenues	86%	79%
Medication Adherence	24,247	24,087	160	1%
Percentage of total revenues	14%	21%
Total revenues	$172,907	$112,788	$60,119	53%
The increase in Automation and Analytics revenues for the three months ended June 30, 2016 in comparison to the three months ended June 30, 2015 was due to an increase in both product revenue and service revenues which contributed $41.3 million and $18.7 million to the increase, respectively. The increase in product and service revenue was primarily due to the recently acquired companies, Aesynt, Mach4 and Avantec, which contributed $25.4 million and $17.4 million of the increase in product and service revenue, respectively. The increases in product revenue in the three months ended June 30, 2016 were also attributed to the larger deal sizes primarily due to customer conversions, higher implementations, and higher lease renewals.
Medication Adherence revenues remained flat for the three months ended June 30, 2016 in comparison to the three months ended June 30, 2015. While consumable product revenue increased quarter over quarter, the increase was offset by a decrease in the equipment sales primarily due to the timing of installations.

	Six months ended June 30,
			Change in
	2016	2015	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$297,605	$181,480	$116,125	64%
Percentage of total revenues	87%	79%
Medication Adherence	46,306	47,529	(1,223)	(3)%
Percentage of total revenues	13%	21%
Total revenues	$343,911	$229,009	$114,902	50%
The increase in Automation and Analytics revenues for the six months ended June 30, 2016 in comparison to the six months ended June 30, 2015 was due to an increase in product revenues of $76.7 million primarily due to the recently acquired companies Aesynt, Mach4 and Avantec which contributed $55.5 million to the product revenue for the six month ended June 30, 2016. The increases in product revenues were also attributed to the larger deal sizes primarily due to customer conversions, higher implementations and higher lease renewals. The increase in service revenue was primarily due to the recently acquired companies, Aesynt, Mach4 and Avantec, which contributed for $37.1 million.

Medication Adherence revenues decreased for the six months ended June 30, 2016 in comparison to the six months ended June 30, 2015, primarily due to lower product revenues of $1.4 million as result of lower consumables sales.

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

	Three months ended June 30,
			Change in
	2016	2015	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$78,366	$39,403	$38,963	99%
As a percentage of related revenues	53%	44%
Medication Adherence	16,524	15,923	601	4%
As a percentage of related revenues	68%	66%
Total cost of revenues	$94,890	$55,326	$39,564	72%
As a percentage of total revenues	55%	49%

Gross profit:
Automation and Analytics	$70,294	$49,298	$20,996	43%
Automation and Analytics gross margin	47%	55%
Medication Adherence	7,723	8,164	(441)	(5)%
Medication Adherence gross margin	32%	35%
Total gross profit	$78,017	$57,462	$20,555	36%
Total gross margin	45%	51%

	Six months ended June 30,
			Change in
	2016	2015	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$155,573	$78,255	$77,318	99%
As a percentage of related revenues	52%	43%
Medication Adherence	30,376	31,607	(1,231)	(4)%
As a percentage of related revenues	63%	67%
Total cost of revenues	$185,949	$109,862	$76,087	69%
As a percentage of total revenues	53%	48%

Gross profit:
Automation and Analytics	$142,032	$103,225	$38,807	38%
Automation and Analytics gross margin	48%	57%
Medication Adherence	15,930	15,922	8	—%
Medication Adherence gross margin	37%	33%
Total gross profit	$157,962	$119,147	$38,815	33%
Total gross margin	47%	52%
Automation and Analytics
Cost of Revenues. The cost of revenues for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 increased by $39.0 million, of which $29.6 million is attributed the increase in product costs and $9.3 million is attributed to the increase in service costs. Of the $29.6 million increase in product costs, the acquired companies Aesynt, Mach4 and Avantec contributed $20.8 million. The product costs incurred by the acquired companies includes the amortization expense for developed technology of $1.4 million, amortization of backlog of $3.4 million, and inventory step-up fair value adjustment of $0.9 million resulting from the purchase accounting. The remaining increase in the product costs is attributed to product mix and decrease in revenues from lease renewals. Cost of service revenues increased by $9.3 million primarily due to costs related to the acquired companies Aesynt, Mach4 and Avantec, which contributed $8.8 million to the increase in cost of service revenue.
The increase in cost of revenues for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was $77.3 million, $58.1 million of which is attributed to the increase in product costs and $19.2 million is attributed to the increase in service costs. The recently acquired companies, Aesynt, Mach4 and Avantec, contributed $45.2 million to the increase in product costs. The remaining increase in product cost is attributed to different mixture of customers, products and overall growth in product sales, and higher product installation costs as result of with higher revenue. Cost of service revenues for six months ended June 30, 2016 increased by $19.2, of this increase $18.8 million was primarily due to an increase in costs related to the acquired companies Aesynt, Mach4 and Avantec.
Gross profit for the three and six months ended June 30, 2016 decreased compared to the three and six months ended June 30, 2015 as a result of product mix from a higher volume sales of low margin products, and lower gross margins from the acquired companies Aesynt, Mach4 and Avantec primarily due to fair value adjustments related to deferred revenue, inventory step-up, and amortization of developed technology and backlog intangible assets.
Medication Adherence
Cost of Revenues. Cost of revenues increased by $0.6 million in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily due to the increase in product cost as result of the product mix. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, cost of revenue decreased by $1.2 million. The decrease was due to the decrease of $1.5 million attributable to product costs as result of change in product mix, partially offset by an increase in service related costs of $0.3 million.
Gross profit for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 primarily due to changes in our product mix, partially offset by higher manufacturing cost and higher cost of service.
Operating Expenses and Income from Operations

	Three months ended June 30,
			Change in
	2016	2015	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$13,794	$8,746	$5,048	58%
As a percentage of total revenues	8%	8%
Selling, general and administrative	64,341	39,735	24,606	62%
As a percentage of total revenues	37%	35%
Gain on business combination	—	(3,443)	3,443	(100)%
As a percentage of total revenues		(3)%
Total operating expenses	$78,135	$45,038	$33,097	73%
As a percentage of total revenues	45%	40%

Income (loss) from operations:
Automation and Analytics	$20,514	$23,320	$(2,806)	(12)%
Operating margin	14%	21%
Medication Adherence	1,952	2,254	(302)	(13)%
Operating margin	9%	2%
Corporate Expenses	22,584	13,150	9,434	72%
Total (loss) income from operations	$(118)	$12,424	$(12,542)	(101)%
Total operating margin	(0.1)%	11%
Research and Development. The increase in research and development expenses of $5.0 million for the three months ended June 30, 2016 compared to three months ended June 30, 2015 was primarily driven by an increase in research and development expenses of $5.1 million in our Automation and Analytics segment, partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.1 million due to lower employee related expenses. The increase in Automation and Analytics segment is attributed to the acquired companies which accounted for $4.2 million of the increase, $0.6 million of higher employees related expenses, and $0.5 million of higher capitalized software amortization expense.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to increases from our Automation and Analytics segment of $15.3 million and corporate expenses of $9.3 million. The increase in our Automation and Analytics segment was primarily attributable to the acquired companies which accounted for $12.3 million of the increase. The increase in share-based compensation expenses of $1.5 million, and restructuring related charges of approximately $1.2 million also contributed to the increase in selling, general and administrative expenses for the periods presented. The increase in corporate expenses was mainly related to higher share-based compensation expenses of $1.2 million, and increase in employee related expenses of $1.9 million due to increase in employee headcount.
Operating Income (loss). Operating income from our Automation and Analytics segment decreased by $2.8 million due to a higher research and development and selling, general and administrative costs of $23.8 million, partially offset by higher gross margin of $21.0 million. Operating income from our Medication Adherence segment decreased by $(0.3) million due to higher manufacturing costs, higher cost of service, partially off-set by lower research and development.
Corporate expense. The increase in corporate expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to the acquired companies which accounted for $7.3 million of the increase.

	Six months ended June 30,
			Change in
	2016	2015	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$27,632	$16,765	$10,867	65%
As a percentage of total revenues	8%	7%
Selling, general and administrative	128,596	83,022	45,574	55%
As a percentage of total revenues	37%	36%
Gain on business combination	—	(3,443)	3,443	(100)%
As a percentage of total revenues	—%	(2)%
Total operating expenses	$156,228	$96,344	$59,884	62%
As a percentage of total revenues	46%	42%

Income from operations:
Automation and Analytics	$40,047	$48,658	$(8,611)	(18)%
Operating margin	12%	21%
Medication Adherence	4,548	3,671	877	24%
Operating margin	1%	2%
Corporate Expenses	42,861	29,526	13,335	45%
Total income from operations	$1,734	$22,803	$(21,069)	(92)%
Total operating margin	1%	10%
Research and Development. The increase in research and development expenses of $10.9 million for the six months ended June 30, 2016 compared to six months ended June 30, 2015 was driven by an increase in research and development expenses of $11.5 million in our Automation and Analytics segment, partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.7 million primarily due to lower capitalized software related expenses. The increase in Automation and Analytics segment is attributed to the acquired companies which accounted for $8.3 million of the increase, $1.4 million of higher employees related expenses, lower capitalized software cost of $1.0 million driven by post-feasibility beta testing phase, and $0.5 million of higher consulting expenses.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to increases from our Automation and Analytics segment of $32.5 million and corporate expenses of $13.2 million, partially offset by decreases in Medication Adherence segment of $0.1 million. The increase in our Automation and Analytics segment was primarily attributable to the acquired companies which accounted for $26.6 million of the increase. The remaining increase is due primarily to employee related expenses, including commissions and salaries. The increase in the corporate expenses was mainly related to the acquisition related expenses of $5.1 million, restructuring charges of $0.6 million, and stock based compensation expenses of approximately $1.5 million.
Operating Income. Operating income for six months ended June 30, 2016 from our Automation and Analytics segment decreased by $8.6 million due to a higher research and development and selling, general and administrative costs of $44.0 million, partially offset by higher gross margin of $38.8 million.
Operating income from our Medication Adherence segment increased due to lower research and development and selling, general and administrative costs and higher gross profit due to product mix, partially off-set by higher manufacturing costs, higher cost of service.
Corporate expense. The increase in corporate expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to the acquired companies which accounted for $14.7 million of the increase.
Provision for Income Taxes

	Three months ended
			Change in
	June 30, 2016	June 30, 2015	$	%
	(Dollars in thousands)
Provision (benefit) for income taxes	$(840)	$3,201	$(4,041)	(126)%

	Six months ended
			Change in
	June 30, 2016	June 30, 2015	$	%
	(Dollars in thousands)
Provision (benefit) for income taxes	$(781)	$6,745	$(7,526)	(112)%
Our annual effective tax rate before discrete items was 38.3% and 38.5% for the six months ended June 30, 2016 and June 30, 2015, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to a full year inclusion of the Federal research & development tax credit (which was permanently reinstated on December 18, 2015), offset by an increase in non-deductible equity charges and non-deductible expenses.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $41.0 million at June 30, 2016, compared to $82.2 million at December 31, 2015. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)

Cash	$30,903	$72,103
Cash equivalents	10,126	10,114
Total	$41,029	$82,217

Working Capital	$120,601	$139,498
Our ratio of current assets to current liabilities was 1.6:1 at June 30, 2016 compared to 2.1:1 at December 31, 2015.
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
As of June 30, 2016, the outstanding balance from the facilities was $232.5 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect the continued use of cash for potential acquisition and acquisition assessment activities.
Our 2014 Stock Repurchase Program had a total of $4.9 million remaining for future repurchases as of June 30, 2016.
In accordance with the Avantec share purchase agreement, we may pay out a potential earn-out payment of $3.0 million payable after December 31, 2016, based on future bookings. The fair value of this earn-out payment as of June 30, 2016 was $2.9 million. Pursuant to the terms of the agreement, we also held back $1.8 million from the purchase consideration towards any future indemnification claims that we may make by fourth quarter of 2016.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six months ended
	June 30, 2016	June 30, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$15,953	$10,190
Investing activities	(285,262)	(33,741)
Financing activities	229,561	(14,476)
Effect of exchange rate changes on cash and cash equivalents	(1,440)	167
Net decrease in cash and cash equivalents	$(41,188)	$(37,860)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $16.0 million for the six months ended June 30, 2016, primarily as a result of $1.5 million in net loss adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $29.2 million, share-based compensation expense of $9.4 million and deferred income taxes of $3.9 million. The cash outflow attributed to changes in assets and liabilities includes an increase in accounts receivable of $8.1 million due to increased product shipments late in the quarter, an increase in inventories of $7.8 million to support forecasted sales, increases in long-term investment in sales-type leases of $6.6 million due to two significant lease transactions entered into during the year, increases in prepaid expenses by $4.9 million mainly due to decrease in prepaid commissions and prepaid income taxes, a decrease in accrued liabilities of $2.2 million due to timing of payments to employees related liabilities and decreased in the other-long term liabilities by $2.4 million. These amounts were partially offset by an increase in the accounts payables of $6.7 million due to timing of payments, an increase in the deferred revenue of $4.9 million due to timing of orders and revenue being recognized for installed product, and decreases in other long-term assets of $1.0 million.
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
Investing activities
Net cash used in investing activities was $285.3 million for the six months ended June 30, 2016, $271.5 million of which was attributable to the acquisition of Aesynt. Capital expenditures related to purchases of property and equipment, software development costs for external use and, purchases of intangibles contributed $5.9 million and $6.7 million, and $1.2 million, respectively.
Net cash used in investing activities was $33.7 million for the six months ended June 30, 2015, primarily attributable to the acquisitions of Mach4 and Avantec in the amount of $23.7 million, purchases of property and equipment of $3.8 million and $6.1 million, respectively, for development of software for external use.
Financing activities
Net cash provided by financing activities was $229.6 million for the six months ended June 30, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million net of deferred issuance cost of $7.9 million, $8.6 million in proceeds from employee stock option exercises and employee stock plan purchases, and $0.9 million in excess tax benefits from employee stock plans. The increase in cash provided from financing activities was partially offset by repayment of $22.5 million of the credit facilities, payment of contingent consideration of $3.0 million related to the Avantec acquisition, and $1.6 million in employees' taxes paid related to restricted stock units.
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

Contractual Obligations
There have been no significant changes during the six months ended June 30, 2016 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2015.
We had $325.0 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers,other purchase commitments and term loan and revolving credit facility as of June 30, 2016 as follows:

	Payments due by period
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and thereafter
	(In thousands)
Operating leases (1)	$52,911	$5,343	$20,690	$16,167	$10,711
Purchase obligations (2)	39,633	39,633	—	—	—
Term loan facility	197,500	5,000	27,500	47,500	117,500
Revolving credit facility	35,000	—	—	—	35,000
Total (3)	$325,044	$49,976	$48,190	$63,667	$163,211
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $10.1 million for uncertain tax positions under long-term liabilities as of June 30, 2016 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $10.1 million in uncertain tax position liabilities have not been included in the table above.

Refer to Note 10, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of June 30, 2016, we had long-term debt, net balance of $216.9 million and long-term debt, current portion, net of $8.4 million. See Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. Our sensitivity analysis shows that a 50-basis point increase in LIBOR as of June 30, 2016 would not result in material effect on our operating results or cash flows.
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
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. The aggregate notional amounts of the Company’s outstanding foreign exchange contracts as of June 30, 2016 was $0.1 million.

There have been no significant changes in our market risk exposures during the six months ended June 30, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control Over Financial Reporting
In January 2016, we completed the acquisition of Aesynt. We are in the process of integrating Aesynt into our systems and control environment as of June 30, 2016. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2016.

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
If goodwill or other intangible assets that we recorded in connection with the Aesynt Acquisition, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt Acquisition, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. Under U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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

The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories B.V. and WebsterCare outside the United States.
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
Approximately 13% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
A number of group purchasing organizations, including Intalere (formerly Amerinet, Inc.), Federal Supply Schedule, First Choice Management Services, Healthcare Purchasing Alliance, LLC, HealthTrust Purchasing Group, L.P., Magnet, Performance Management Solutions, Vizient (formerly Novation LLC), Premier Healthcare Alliance, L.P. and the Resource group and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the six months ended June 30, 2016, the institutional pharmacy market comprises 19% of our Medication Adherence segment revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $25.06 and $34.71 per share during the six months ended June 30, 2016. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $15.0 million as of June 30, 2016.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.8 million shares of our common stock, at a weighted-average exercise price of $23.94 per share as of June 30, 2016. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.*
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the EU, commonly referred to as “Brexit”. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the United Kingdom and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of June 30, 2016. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of June 30, 2016, and the program has no expiration date.
During the six months June 30, 2016, we did not repurchased any shares of our common stock under our stock repurchase programs. On August 2, 2016, the Board of Directors (the "Board") of Omnicell, Inc. (the “Company”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). Please refer to Note 15, Subsequent events, for more details.

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

OMNICELL, INC.
Date:	August 5, 2016	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Share Purchase Agreement, dated February 26, 2015, among Apotheka Imedisa 2001 S.A., Holger Wallat, Dirk Rolf Beils, Peter Jansen and Omnicell International, Inc.	8-K	000-33043	2.1	3/2/2015

2.2	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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