Form 10-Q
period 2016-09-30
OMNICELL, Inc
filed 2016-11-07
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2016, there were 36,518,362 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$47,287	$82,217
Accounts receivable, net of allowances for doubtful accounts of $1,218 and $1,240, respectively	177,019	107,957
Inventories	74,125	46,594
Prepaid expenses	29,620	19,586
Other current assets	9,016	7,774
Total current assets	337,067	264,128
Property and equipment, net	41,034	32,309
Long-term investment in sales-type leases, net	18,756	14,484
Goodwill	311,420	147,906
Intangible assets, net	187,571	89,665
Long-term deferred tax assets	2,955	2,361
Other long-term assets	32,612	27,894
Total assets	$931,415	$578,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,715	$22,646
Accrued compensation	27,117	18,195
Accrued liabilities	32,809	30,133
Long-term debt, net, current	8,410	—
Deferred revenue, net	93,120	53,656
Total current liabilities	198,171	124,630
Long-term deferred revenue	17,096	17,975
Long-term deferred tax liabilities	61,576	21,822
Other long-term liabilities	12,173	11,932
Long-term debt, net	214,834	—
Total liabilities	503,850	176,359
Commitments and contingencies (Notes 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,656 and 44,739 shares issued; 36,511 and 35,594 shares outstanding, respectively	46	45
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	520,272	490,354
Retained earnings	100,239	99,793
Accumulated other comprehensive loss	(7,918)	(2,730)
Total stockholders’ equity	427,565	402,388
Total liabilities and stockholders’ equity	$931,415	$578,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Product	$133,621	$100,941	$392,190	$284,204
Services and other revenues	43,116	24,293	128,458	70,039
Total revenues	176,737	125,234	520,648	354,243
Cost of revenues:
Cost of product revenues	76,188	51,700	224,412	143,319
Cost of services and other revenues	19,041	9,831	56,766	28,074
Total cost of revenues	95,229	61,531	281,178	171,393
Gross profit	81,508	63,703	239,470	182,850
Operating expenses:
Research and development	15,264	9,176	42,896	25,941
Selling, general and administrative	61,316	40,668	189,912	123,690
Gain on business combination	—	—	—	(3,443)
Total operating expenses	76,580	49,844	232,808	146,188
Income from operations	4,928	13,859	6,662	36,662
Other income (expense), net	(2,721)	(646)	(6,773)	(1,635)
Income (loss) before provision for income taxes	2,207	13,213	(111)	35,027
Provision (benefit) for income taxes	224	5,177	(557)	11,922
Net income	$1,983	$8,036	$446	$23,105
Net income per share:
Basic	$0.05	$0.22	$0.01	$0.64
Diluted	$0.05	$0.22	$0.01	$0.63
Weighted-average shares outstanding:
Basic	36,332	35,806	36,020	35,983
Diluted	37,079	36,613	36,695	36,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$1,983	$8,036	$446	$23,105
Other comprehensive income, net of reclassification adjustments:
Unrealized gains on interest rate swap contracts	108	—	108	—
Foreign currency translation adjustments	(502)	(1,555)	(5,296)	(127)
Other comprehensive loss	(394)	(1,555)	(5,188)	(127)
Comprehensive income (loss)	$1,589	$6,481	$(4,742)	$22,978
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(In thousands)
Operating Activities
Net income	$446	$23,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,905	18,457
(Gain) loss on disposal of fixed assets	(9)	114
Gain on business combination	—	(3,443)
Share-based compensation expense	14,063	11,267
Income tax benefits from employee stock plans	1,256	3,838
Excess tax benefits from employee stock plans	(1,560)	(3,942)
Deferred income taxes	(4,767)	(2,235)
Amortization of debt financing fees	1,192	—
Changes in operating assets and liabilities:
Accounts receivable	(25,802)	(25,590)
Inventories	(7,745)	(12,898)
Prepaid expenses	(5,782)	5,937
Other current assets	(89)	1,019
Investment in sales-type leases	(5,296)	(3,220)
Other long-term assets	1,153	247
Accounts payable	5,573	(127)
Accrued compensation	(687)	(5,003)
Accrued liabilities	(1,901)	4,608
Deferred revenue	12,819	(5,369)
Other long-term liabilities	(2,299)	(833)
Net cash provided by operating activities	24,470	5,932
Investing Activities
Purchases of intangible assets, intellectual property, and patents	(1,311)	(331)
Software development for external use	(10,569)	(9,445)
Purchases of property and equipment	(10,005)	(6,081)
Business acquisitions, net of cash acquired	(271,458)	(25,455)
Net cash used in investing activities	(293,343)	(41,312)
Financing Activities
Proceeds from debt, net	247,051	—
Repayment of debt and revolving credit facility	(25,000)	—
Payment for contingent consideration	(3,000)	—
Proceeds from issuances under stock-based compensation plans	16,516	15,665
Employees' taxes paid related to restricted stock units	(1,917)	(2,285)
Common stock repurchases	—	(50,021)
Excess tax benefits from employee stock plans	1,560	3,942
Net cash provided (used) by financing activities	235,210	(32,699)
Effect of exchange rate changes on cash and cash equivalents	(1,267)	(52)
Net decrease in cash and cash equivalents	(34,930)	(68,131)
Cash and cash equivalents at beginning of period	82,217	125,888
Cash and cash equivalents at end of period	$47,287	$57,757
Supplemental cash flow information
Cash paid for interest	$4,079	$94

Cash paid for taxes, net of refunds	$7,223	$7,027
Supplemental disclosure of non-cash investing activities
Unpaid purchases of property and equipment	$948	$554
Non-cash activity business acquisition	$—	$7,386

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2016 and December 31, 2015, the results of its operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2016 and September 30, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016. The Company's results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016, or for any future period.
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
Certain prior year amounts for the provision for excess and obsolete inventories and provision for receivables allowance have been reclassified/combined with inventories and accounts receivable within net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows to conform to 2016 presentation. These changes are not material and do not impact previously disclosed net cash provided by operating activities, net cash used in investing activities, and net cash used by financing activities.
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
The operating results of the acquired Aesynt business are included in the Company's Automation and Analytics reportable segment.
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
Recently adopted authoritative guidance
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-05-Intangibles-Goodwill and Other-Internal-Use Software- Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted ASU 2015-05 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-05 did not have a material impact on the Company's consolidated financial position or results of operations for the three and nine months ended September 30, 2016.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The guidance is effective for fiscal years beginning after December 15, 2016. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the three and nine months ended September 30, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. An acquirer is no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the three and nine months ended September 30, 2016.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU requires changes in the presentation of certain items including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. The new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact ASU 2016-15 will have on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.
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

(In thousands)
Cash	$8,164
Accounts receivable	44,084
Inventory	19,690
Other current assets	4,381
Total current assets	76,319
Property and equipment	10,389
Intangible assets	123,700
Goodwill	166,334
Other non-current assets	968
Total assets	377,710
Current liabilities	26,132
Deferred revenue, net	25,598
Non-current deferred tax liabilities	43,927
Other non-current liabilities	2,431
Total liabilities	98,088
Total purchase price	279,622
Total purchase price, net of cash received	$271,458
The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Aesynt. The Aesynt acquisition created one of the broadest product portfolio in the industry with significant offerings in automated dispensing systems, central pharmacy robotics, I.V. robotics and enterprise analytics. Goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance. Since the acquisition, the Company adjusted the preliminary value assigned to goodwill by $1.5 million to reflect measurement period adjustments related to account receivable, inventory and current liabilities of $0.8 million, $0.4 million and $0.3 million respectively.
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
The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and 13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of September 30, 2016, none of the IPR&D projects have been completed, and they have progressed as previously estimated.
The Company incurred approximately $9.3 million in acquisition-related costs related to the Aesynt acquisition of which $2.9 million and $6.4 million was recognized in three and nine months ended December 31, 2015 and September 30, 2016, respectively. These costs are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations.
Revenues and losses from operations since the acquisition date through September 30, 2016 for Aesynt were $119.9 million and $(30.6) million, respectively. Losses from operations includes the amortization of intangible assets of $20.9 million for the period presented.
Pro forma financial information for 2016 and 2015 acquisitions
The following table presents certain unaudited pro forma information for illustrative purposes only, for the nine months ended September 30, 2016 and 2015 as if Aesynt had been acquired on January 1, 2015. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2015. The unaudited pro forma information combines the historical results of the acquisitions with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenue, inventory fair value adjustment, amortization of intangible assets, stock-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to Omnicell's accounting policies.

	Nine months ended September 30,
	2016	2015
	(In thousands, except per share data)
Pro forma net revenues	$520,648	$492,753
Pro forma net income	$446	$2,485
Pro forma net income per share basic	$0.01	$0.07
Pro forma net income per share diluted	$0.01	$0.07

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
The calculation of basic and diluted net income per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$1,983	$8,036	$446	$23,105
Weighted-average shares outstanding — basic	36,332	35,806	36,020	35,983
Effect of dilutive securities from stock award plans	747	807	675	887
Weighted-average shares outstanding — diluted	$37,079	$36,613	$36,695	$36,870
Net income per share — basic	$0.05	$0.22	$0.01	$0.64
Net income per share — diluted	$0.05	$0.22	$0.01	$0.63
Anti-dilutive weighted-average shares related to stock award plans	326	478	1,255	380
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents as of September 30, 2016 and December 31, 2015 include cash and money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
The cash and cash equivalents at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Cash	$37,154	$72,103
Money market fund	10,133	10,114
Total cash and cash equivalents	$47,287	$82,217
Fair value hierarchy

The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company's contingent consideration liability is classified as Level 3 as valuation inputs are unobservable in the market and significant to the instrument’s valuation. During the nine months ended September 30, 2016, the Company paid $3.0 million for contingent consideration and recorded $0.1 million for accrued interest.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market fund	$10,133	$—	$—	$10,133
Interest rate swap contracts	—	108	—	108
Total financial assets	$10,133	$108	$—	$10,241
Contingent consideration liability(1)	$—	$—	$2,959	$2,959
Total financial liabilities	$—	$—	$2,959	$2,959
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
Interest Rate Swap Contracts
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
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counter-party that is effective beginning on June 30, 2016 and maturing on April 30, 2019. The swap agreement requires the Company to pay a fixed rate of 0.8% and provides that the Company will receive a variable rate based on the one month LIBOR rate subject to LIBOR floor of 0.0%. Amounts payable by or due to the Company will be net settled with the respective counter-party on the last business day of each month, commencing July 31, 2016.
The fair value of the interest rate swap agreements at September 30, 2016 were $0.1 million and there were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

Note 5. Balance Sheet Components

	September 30, 2016	December 31, 2015
	(In thousands)
Inventories:
Raw materials	$14,734	$11,582
Work in process	9,332	1,653
Finished goods	50,059	33,359
Total inventories	$74,125	$46,594

Property and equipment:
Equipment	$57,541	$43,533
Furniture and fixtures	6,296	5,897
Leasehold improvements	9,531	9,063
Software	34,144	30,693
Construction in progress	7,469	3,651
Property and equipment, gross	114,981	92,837
Accumulated depreciation and amortization	(73,947)	(60,528)
Total property and equipment, net	$41,034	$32,309

Other long term assets:
Capitalized software, net	$31,219	$26,011
Other assets	1,393	1,883
Total other long term assets, net	$32,612	$27,894

Accrued liabilities:
Advance payments from customers	$5,855	$8,327
Rebates and lease buyouts	4,577	4,702
Group purchasing organization fees	3,310	2,983
Taxes payable	4,057	2,768
Other accrued liabilities	15,010	11,353
Total accrued liabilities	$32,809	$30,133

Note 6. Investment in Sales-Type Leases, Net
On a recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Minimum lease payments to be received, net	$29,030	$22,255
Less: Unearned interest income portion	(2,443)	(1,014)
Investment in sales-type leases, net	26,587	21,241
Less: Short-term investment in sales-type leases, net(1)	(7,831)	(6,757)
Long-term investment in sales-type leases, net	$18,756	$14,484

(1) The short-term portion of the net investments in sales-type leases are included in Other current assets on the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.3 million and $0.2 million as of September 30, 2016 and of December 31, 2015, respectively.
At September 30, 2016, the future minimum lease payments under sales-type leases are as follows:

September 30, 2016
(In thousands)
Remaining three months of 2016	$2,478
2017	8,350
2018	6,877
2019	5,214
2020	3,277
Thereafter	2,834
Total	$29,030
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2015	$54,316	$93,590	$147,906
Goodwill acquired	166,334	—	166,334
Foreign currency exchange rate fluctuations	(1,496)	(1,324)	(2,820)
Net balance as of September 30, 2016	$219,154	$92,266	$311,420
Intangible assets, net
The carrying amounts of intangibles assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$124,636	$(17,833)	$(140)	$106,663	1 - 30
Acquired technology	70,150	(11,405)	33	58,778	3 - 20
Backlog	20,559	(10,605)	(1)	9,953	1 - 3
Trade names	8,558	(3,478)	7	5,087	1 - 12
Patents	2,279	(439)	—	1,840	2 - 20
Non-compete agreements	1,800	(450)	—	1,350	3
In-process Technology	3,900	—	—	3,900
Total intangibles assets, net	$231,882	$(44,210)	$(101)	$187,571

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,554	$(11,315)	$(719)	$57,520	5 - 30
Acquired technology	30,870	(6,088)	59	24,841	3 - 20
Trade names	8,052	(2,551)	(14)	5,487	1 - 12
Patents	1,960	(384)	—	1,576	2 - 20
Backlog	415	(163)	(11)	241	2
Total intangibles assets, net	$110,851	$(20,501)	$(685)	$89,665
Amortization expense of intangible assets was $8.9 million and $2.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively. Amortization expense of intangible assets was $27.2 million and $5.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

September 30, 2016
(In thousands)
Remaining three months of 2016	$8,869
2017	22,756
2018	21,164
2019	16,093
2020	15,095
Thereafter	103,594
Total	$187,571
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
     The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of September 30, 2016.
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
The components of the Company’s debt obligations as of September 30, 2016 and December 31, 2015 are as follows:

	December 31, 2015	Borrowings	Repayment/Amortization	September 30, 2016
	(In thousands)
Term loan facility	$—	$200,000	$(5,000)	$195,000
Revolving credit facility	—	55,000	(20,000)	35,000
Total debt under the facilities(1)	—	255,000	(25,000)	230,000
Less: Deferred issuance cost	—	(7,949)	1,193	(6,756)
Total Debt, net of deferred issuance cost	$—	$247,051	$(23,807)	223,244
Long term debt, current portion, net of deferred issuance cost				8,410
Long term debt, net of deferred issuance cost				$214,834
(1) The fair value of total debt under the facilities approximates the book value as of September 30, 2016.

Note 9. Deferred revenue
Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $17.9 million and $15.7 million as of September 30, 2016 and December 31, 2015, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from the service contracts of $17.1 million and $18.0 million, as of September 30, 2016 and December 31, 2015, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At September 30, 2016, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining three months of 2016	$2,749
2017	10,755
2018	10,379
2019	10,127
2020	6,459
Thereafter	11,086
Total minimum future lease payments	$51,555

Purchase obligations
During the course of the business, the Company issues purchase orders based on its current manufacturing needs.  At September 30, 2016, the Company had non-cancelable purchase commitments of $41.0 million, which are expected to be paid within the next twelve months.
Legal Proceedings
The Company is currently involved in various legal proceedings. As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described below based on its belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in any current matters cannot be reasonably estimated at this time. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
The Company’s legal proceeding as of September 30, 2016 was as follows:
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

Note 11. Income Taxes
The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 43.5% and 39.3% for the nine months ended September 30, 2016 and 2015, respectively. The 2016 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction and the Federal Research & Development credit, which was permanently reinstated on December 18, 2015. The 2015 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and other non-deductible expenditures, which were partially offset by the domestic production activities deduction.
For the nine months ended September 30, 2015, the Company had recorded a gain of $3.4 million attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares. This gain was treated as a discrete item and excluded from profit-before-tax in calculating the annual effective tax rate for the nine months ended September 30, 2015.
As of September 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $10.2 million and $7.2 million, respectively. The increase is largely due to unrecognized tax benefits recorded as part of the acquisition of Aesynt. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of September 30, 2016 and December 31, 2015, the amount of accrued interest and penalties was $1.3 million and $0.2 million, respectively. The increase is attributable to the interest related to Aesynt's reserves.
As of September 30, 2016, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, because all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized, the Company's federal and California tax years remain open from 1996 and 1992, respectively. The Company is currently under examination by the Internal Revenue Service for the 2011 through 2014 tax years.
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
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Cost of product and service revenues	$628	$581	$1,821	$1,630
Research and development	825	587	2,267	1,472
Selling, general and administrative	3,224	2,798	9,975	8,165
Total share-based compensation expense	$4,677	$3,966	$14,063	$11,267
The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Stock Option Plans
Expected life, years	4.92	5.04	4.92	5.04
Expected volatility, %	30.0%	29.3%	31.4%	31.1%
Risk free interest rate, %	1.21%	1.73%	1.34%	1.63%
Estimated forfeiture rate %	8.6%	2.5%	8.6%	2.5%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	25.8-34.8%	25.8-34.4%	25.8-34.8%	25.8-37.5%
Risk free interest rate, %	0.41-0.79%	0.12-0.79%	0.34-0.79%	0.03-0.79%
Dividend yield, %	—%	—%	—%	—%
Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value(1)
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2015	2,688	$22.89	6.9
Granted	512	29.25
Exercised	(352)	19.24
Expired	(5)	28.75
Forfeited	(100)	29.74
Outstanding at September 30, 2016	2,743	$24.30	7.0	$38,482
Exercisable at September 30, 2016	1,368	$19.36	5.2	$25,929
Vested and expected to vest at September 30, 2016 and thereafter	2,597	$23.99	6.9	$37,230
_________________________________________________
The weighted-average fair value per share of options granted during the three and nine months ended September 30, 2016, was $10.32 and $8.82, respectively, and the weighted-average fair value per share of options granted during the three and nine months ended September 30, 2015 was $10.51 and $10.57, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $2.1 million and $5.0 million, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $3.1 million and $9.7 million, respectively.
As of September 30, 2016, total unrecognized compensation cost related to unvested stock options was $10.1 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Restricted stock activity
The following table summarizes the restricted stock activity under the Company’s equity incentive plans during the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2015	417	$28.49	1.6
Granted	121	29.19
Vested	(106)	26.80
Forfeited	(19)	27.85
Outstanding and unvested at September 30, 2016	413	$29.16	1.3	$15,812
The weighted-average grant date fair value per share of RSU granted during the nine months ended September 30, 2016 and September 30, 2015 was $29.19 and $34.72, respectively.
As of September 30, 2016, total unrecognized compensation expense related to RSUs was $9.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2015	31	$35.97
Granted	35	31.59
Vested	(31)	36.03
Forfeited	—	—
Outstanding and unvested at September 30, 2016	35	$31.56
As of September 30, 2016, total unrecognized compensation cost related to RSAs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.66 years.
Performance-based restricted stock unit activity
The following table summarizes the performance-based restricted stock activity under the Company’s equity incentive plans during the nine months ended September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2015	151	$23.33
Granted	122	24.66
Vested	(52)	23.04
Forfeited	—	—
Outstanding and unvested at September 30, 2016	221	$24.13
The weighted-average grant date fair value per share of PSUs granted during the nine months ended September 30, 2016 and September 30, 2015 was $24.66 and $29.56, respectively. As of September 30, 2016, total unrecognized compensation cost related to PSUs was $2.1 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years.
Employee Stock Purchase Plan activity

As of September 30, 2016, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $5.2 million and is expected to be recognized over a weighted-average period of 2.0 years.
Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2016:

Number of Shares
(In thousands)
Share options outstanding	2,743
Non-vested restricted share awards	668
Shares authorized for future issuance	2,831
ESPP shares available for future issuance	2,831
Total shares reserved for future issuance	9,073
Stock Repurchase Program
On August 2, 2016, the Board of Directors (the "Board") of (the “Company”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2016, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
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
During the three and nine months period ended September 30, 2016, the Company did not repurchase any of its outstanding common stock. The Company repurchased approximately1,424 thousand shares under its stock repurchase programs for $50.02 million during the nine months ended September 30, 2015.
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
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products, which consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities.

The following table summarizes the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	September 30, 2016			September 30, 2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$152,437	$24,300	$176,737	$102,967	$22,267	$125,234
Cost of revenues	77,828	17,401	95,229	45,668	15,863	61,531
Gross profit	74,609	6,899	81,508	57,299	6,404	63,703
Operating expenses	49,123	6,137	55,260	30,628	6,070	36,698
Income from segment operations	$25,486	$762	$26,248	$26,671	$334	$27,005
Corporate costs			21,320			13,146
Income from operations			$4,928			$13,859

	Nine months ended
	September 30, 2016			September 30, 2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$450,043	$70,605	$520,648	$284,447	$69,796	$354,243
Cost of revenues	233,401	47,777	281,178	123,923	47,470	171,393
Gross profit	216,642	22,828	239,470	160,524	22,326	182,850
Operating expenses	151,108	17,518	168,626	85,195	18,321	103,516
Income from segment operations	$65,534	$5,310	$70,844	$75,329	$4,005	$79,334
Corporate costs			64,182			42,672
Income from operations			$6,662			$36,662
________________________________________________
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2016 and September 30, 2015.
    Geographical Information
Revenues

	Three months ended
	September 30, 2016	September 30, 2015
	(In thousands)
United States	$155,989	103,944
Rest of world (1)	20,748	21,290
Total revenues	$176,737	$125,234

	Nine months ended
	September 30, 2016	September 30, 2015
	(In thousands)
United States	$445,470	$297,564
Rest of world (1)	75,178	56,679
Total revenues	$520,648	$354,243
(1)    No individual country represented more than 10% of the respective totals.
  Property and equipment, net

	September 30, 2016	December 31, 2015
	(In thousands)
United States	$36,017	$29,506
Rest of world (1)	5,017	2,803
Total property and equipment, net	$41,034	$32,309
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Restructuring Expenses
In second quarter of 2016, the Company integrated its Sales and Field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the nine months ended September 30, 2016, based on agreements with terminated employees covering salary and benefit continuation. As of September 30, 2016 the restructuring program has been concluded. The Company had paid approximately $0.5 million and $1.7 million for the three months and nine months ended September 30, 2016, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Statements other than statements of historical facts are forward-looking statements and are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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
OVERVIEW
Our Business
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum; from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Over 4,000 customers worldwide use Omnicell automation and analytics solutions to increase operational efficiency, reduce medication errors, deliver actionable intelligence and improve patient safety. The acquisition of Aesynt adds distinct capabilities, particularly in central pharmacy and IV robotics, creating the broadest medication management product portfolio in the industry.
Omnicell Medication Adherence solutions, including our MTS Medication Technologies, SureMed and Surgichem brands, provide innovative medication adherence packaging solutions designed to help reduce costly hospital readmissions. In addition, these solutions help enable approximately 17,000 institutional and retail pharmacies in North America and the United Kingdom to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 88% and 86% of total revenue for both the three and nine months ended September 30, 2016, respectively. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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
Medication Adherence
The Medication Adherence segment primarily includes the design, manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities.
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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, we began shipping a refresh of our product line in 2011, which we market as G4. The G4 refresh included multiple new products and an upgrade product that allowed existing customers to augment their installations to obtain the most current technology that we provide. The G4 product is updated regularly every 6 to18 months with new software enhancements. Since its introduction in 2011, there have been five major software releases. The G4 product refresh has been a key contributor to our growth, with approximately 85.2% of our automation and analytics installed base ordering upgrades to their existing systems since the announcement of G4. In addition to enhanced capabilities, we have focused on attaining the highest quality and service measurements for G4 in the industry, while marketing the solution to new and existing customers. Our research and development efforts today are designed to bring new products to market beyond the G4 product line that we believe will meet customer needs in years to come.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on five markets: the United Kingdom, Germany, and France, where we sell the full range of our products primarily through a direct sales team; Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place, and in China where we launched a Mandarin version of our automated dispensing systems. We have also expanded our sales efforts to healthcare customers outside of acute care hospitals in the United States which has allowed us to sell our automated dispensing solutions and medication adherence products into these markets.
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
In addition to product solution sales, we provide services to our customers. Our healthcare customers expect a high degree of partnership involvement from their technology suppliers throughout their ownership of the products. We provide extensive installation planning and consulting as part of every product sale and included in the initial price of the solution. Our customers' medication control systems are mission critical to their success and our customers require these systems to be functional at all times. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in one or five year increments. As a result of the growth of our installed base of customers, our service revenues have also grown. We strive to provide the best service possible, as measured by third-party rating agencies and by our own surveys, to assure our customers continue to seek service maintenance from us. Our liabilities include current and long-term deferred revenues of $128.1 million and $87.3 million as of September 30, 2016 and December 31, 2015, respectively. The current deferred revenue of $93.1 million includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $17.9 million as of September 30, 2016. The current deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. The long-term deferred revenue of $17.1 million as of September 30, 2016 includes deferred revenue from service contracts in excess of twelve months.
The growth in our Automation and Analytics revenue for the three months ended September 30, 2016 was driven primarily by the expansion through the Aesynt acquisition. To a lesser extent but of equal importance, revenue growth was also driven by our growth in the number of our customer installations. Installed customers in the United States grew to 2,904 hospitals as of September 30, 2016 from 1,975 hospitals as of September 30, 2015, driven primarily by the acquisition of Aesynt. In addition, our success in upgrading installed customers to newer G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions further attributed to the increase in revenue. Our larger installed base has provided growth opportunities for follow on sales and increased service contracts and, as a result, our service revenues have also grown for the three and nine months ended September 30, 2016. Medication Adherence revenue has remained relatively consistent as the population of patients living in nursing homes, primarily in the United States market, has remained relatively constant over the past year.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2016 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2015. Concurrent with our acquisition of Aesynt in January 2016, certain accounting policies of Aesynt were aligned to conform to the accounting policies of Omnicell.
Recently adopted and issued authoritative guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial positions and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended September 30,

	2016	2015	$	%
	(Dollars in thousands)
Product revenues	$133,621	$100,941	$32,680	32%
Percentage of total revenues	76%	81%
Service and other revenues	43,116	24,293	18,823	77%
Percentage of total revenues	24%	19%
Total revenues	$176,737	$125,234	$51,503	41%

Product revenues represented 76% and 81% of total revenues for the three months ended September 30, 2016 and September 30, 2015, respectively. Product revenues increased due to increased sales for Automation and Analytics segment of $30.7 million, and increased sales for Medication Adherence segment of $2.0 million. The acquired company, Aesynt, contributed $21.3 million to the product revenue increase in the Automation and Analytics segment. The remaining increase in this segment was attributed to the continued growth of the Automated Dispensing Cabinet business, larger orders received from our existing customers, and higher implementations. The increase in Medication Adherence segment was attributed to higher sales in the consumable product sales compared to the three months ended September 30, 2015.
Service and other revenues represented 24% and 19% of total revenues for the three months ended September 30, 2016 and September 30, 2015, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $18.8 million attributed to the acquired company, Aesynt, and higher service renewal fees driven mainly by an increase in installed customer base. The acquired company contributed $17.4 million to the increase in service revenue of Automation and Analytics segment for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Service and other revenues from Medication Adherence segment remained flat for the three months ended September 30, 2016 compared to the same period last year.
Our international sales represented 12% and 17% of total revenues for the three months ended September 30, 2016 and September 30, 2015, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The year over year decrease in the international sales was primarily related to Aesynt which has higher sales in U.S. in comparison to international sales. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Nine months ended September 30,
			Change in
	2016	2015	$	%
	(Dollars in thousands)
Product revenues	$392,190	$284,204	$107,986	38%
Percentage of total revenues	75%	80%
Service and other revenues	128,458	70,039	58,419	83%
Percentage of total revenues	25%	20%
Total revenues	$520,648	$354,243	$166,405	47%
Product revenues represented 75% and 80% of total revenues for the nine months ended September 30, 2016 and September 30, 2015, respectively. Product revenues increased due to increased sales for our Automation and Analytics segment of $107.3 million and from our Medication Adherence segment of $0.7 million. The acquired companies Aesynt, Mach4 and Avantec contributed approximately $77.0 million to the Automation and Analytics segment for the nine months ended September 30, 2016. The remaining increase in the Automation and Analytics segment was attributed to customer conversions, larger orders received from our existing customers, and higher implementations, partially offset by decreases in lease renewals.
Service and other revenues represented 25% and 20% of total revenues for the nine months ended September 30, 2016 and September 30, 2015, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased primarily due to an increase from our Automation and Analytics segment of $58.3 million. The acquired companies, Aesynt, Mach4 and Avantec contributed approximately $54.3 million to the increase of service revenue of Automation and Analytics segment for the nine months ended September 30, 2016. The remaining increase in the Automation and Analytics segment service revenue was due to increased product sales.
Our international sales represented 14% and 16% of total revenues for the nine months ended September 30, 2016 and September 30, 2015, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2016 compared to the same periods in 2015 as we fulfill our existing orders and based on our growth in bookings in 2015 and in the first nine months of 2016, some of which will be recognized as revenue in 2016. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Financial Information by Segment
Revenues

	Three months ended September 30,
			Change in
	2016	2015	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$152,437	$102,967	$49,470	48%
Percentage of total revenues	86%	82%
Medication Adherence	24,300	22,267	2,033	9%
Percentage of total revenues	14%	18%
Total revenues	$176,737	$125,234	$51,503	41%
The increase in Automation and Analytics revenues for the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015 was due to an increase in both product revenue and service revenues which contributed $30.6 million and $18.9 million to the increase, respectively. The increase in product and service revenue was primarily due to our acquisition of Aesynt, which contributed $21.3 million and $17.4 million of the increase in product and service revenue, respectively. The remaining increases in product revenue in the three months ended September 30, 2016 were also attributed to the larger deal sizes primarily due to customer conversions and higher implementations, and partially offset by the decreases in lease renewals.
Medication Adherence revenues increased by $2.0 million for the three months ended September 30, 2016 in comparison to the three months ended September 30, 2015. While consumable product revenue increased quarter over quarter, the increase was offset by a decrease in the equipment sales primarily due to the timing of installations.

	Nine months ended September 30, 2016
			Change in
	2016	2015	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$450,043	$284,447	$165,596	58%
Percentage of total revenues	86%	80%
Medication Adherence	70,605	69,796	809	1%
Percentage of total revenues	14%	20%
Total revenues	$520,648	$354,243	$166,405	47%
The increase in Automation and Analytics revenues for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015 was due to an increase in product revenues of $107.3 million primarily due to the acquired companies Aesynt, Mach4 and Avantec which contributed $77.0 million to the product revenue for the nine months ended September 30, 2016. The increases in product revenues were also attributed to the larger deal sizes primarily due to customer conversions and higher implementations, partially offset by the lower lease renewals. The increase in Automation and Analytics service revenue of $58.3 million for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015 was primarily due to the acquired companies, Aesynt, Mach4 and Avantec, which contributed for $54.3 million. The remaining increase was attributed to increased product sales.
Medication Adherence revenues increased by $0.8 million for the nine months ended September 30, 2016 in comparison to the nine months ended September 30, 2015, primarily due to an increase in consumables sales, which is partially offset by lower product revenues.
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

	Three months ended September 30,
			Change in
	2016	2015	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$77,828	$45,668	$32,160	70%
As a percentage of related revenues	51%	44%
Medication Adherence	17,401	15,863	1,538	10%
As a percentage of related revenues	72%	71%
Total cost of revenues	$95,229	$61,531	$33,698	55%
As a percentage of total revenues	54%	49%

Gross profit:
Automation and Analytics	$74,609	$57,299	$17,310	30%
Automation and Analytics gross margin	49%	56%
Medication Adherence	6,899	6,404	495	8%
Medication Adherence gross margin	28%	29%
Total gross profit	$81,508	$63,703	$17,805	28%
Total gross margin	46%	51%

	Nine months ended September 30, 2016
			Change in
	2016	2015	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$233,401	$123,923	$109,478	88%
As a percentage of related revenues	60%	44%
Medication Adherence	47,777	47,470	307	1%
As a percentage of related revenues	68%	68%
Total cost of revenues	$281,178	$171,393	$109,785	64%
As a percentage of total revenues	54%	48%

Gross profit:
Automation and Analytics	$216,642	$160,524	$56,118	35%
Automation and Analytics gross margin	48%	56%
Medication Adherence	22,828	22,326	502	2%
Medication Adherence gross margin	32%	32%
Total gross profit	$239,470	$182,850	$56,620	31%
Total gross margin	46%	52%
Automation and Analytics
Cost of Revenues. The cost of revenues for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 increased by $32.2 million, of which $23.1 million was attributed the increase in product costs and $9.1 million was attributed to the increase in service costs. Of the $23.1 million increase in product costs, the acquired company Aesynt contributed $19.0 million. The product costs incurred by the Aesynt included the amortization expense for developed technology of $1.2 million, amortization of backlog of $3.4 million, and inventory step-up fair value adjustment of $0.9 million resulting from the purchase accounting. The remaining increase in product costs is attributed to product mix, particularly lower lease renewals. Cost of service revenues increased by $9.2 million primarily due to costs related to the acquired company Aesynt, which contributed $8.7 million to the increase in cost of service revenue.

The increase in cost of revenues for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was $109.5 million, $81.2 million of which is attributed to the increase in product costs and $28.3 million was attributed to an increase in service costs. Aesynt, Mach4 and Avantec, contributed $61.7 million to an increase in product costs. The remaining increase in product cost is attributed to a different mixture of customers, products and overall growth in product sales, and higher product installation costs as result of higher revenue. Cost of service revenues for nine months ended September 30, 2016 increased by $28.3, $28.0 million of which was attributable due to the acquired companies Aesynt, Mach4 and Avantec.
Gross profit for the three and nine months ended September 30, 2016 decreased compared to the three and nine months ended September 30, 2015 as a result of product mix from higher volume of sales of lower margin products, and lower gross margins from the acquired companies Aesynt, Mach4 and Avantec, primarily due to fair value adjustments related to inventory step-up, and amortization of developed technology and backlog intangible assets.
Medication Adherence
Cost of Revenues. Cost of revenues increased by $1.5 million in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to the increase in product cost as result of product mix. For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, cost of revenue increased by $0.3 million.
Gross profit for the three and nine months ended September 30, 2016 increased compared to the three and nine months ended September 30, 2015 primarily due to changes in our product mix, partially offset by higher manufacturing cost and higher cost of service.
Operating Expenses and Income from Operations

	Three months ended September 30,
			Change in
	2016	2015	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$15,264	$9,176	$6,088	66%
As a percentage of total revenues	9%	7%
Selling, general and administrative	61,316	40,668	20,648	51%
As a percentage of total revenues	35%	32%
Total operating expenses	$76,580	$49,844	$26,736	54%
As a percentage of total revenues	43%	40%

Income (loss) from operations:
Automation and Analytics	$25,486	$26,671	$(1,185)	(4)%
Operating margin	17%	26%
Medication Adherence	762	334	428	128%
Operating margin	3%	1%
Corporate Expenses	21,320	13,146	8,174	62%
Total income from operations	$4,928	$13,859	$(8,931)	(64)%
Total operating margin	3%	11%
Research and Development. The increase in research and development expenses of $6.1 million for the three months ended September 30, 2016 compared to three months ended September 30, 2015 was primarily driven by an increase in research and development expenses of $5.9 million in our Automation and Analytics segment and an increase of $0.1 million for Medication Adherence segment research and development expenses. The increase in our Automation and Analytics segment was attributed to the acquired company, Aesynt which accounted for $5.6 million of the increase. The remaining increase is related to higher employees related expenses.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to increases from our Automation and Analytics segment of $14.3 million and corporate expenses of $6.5 million. The increase in our Automation and Analytics segment was primarily attributable to the acquired company Aesynt, which accounted for $16.1 million of the increase, partially offset by a decrease in travel and consulting expenses due to expense control initiatives in the three months ended September 30, 2016. The increase in corporate expenses was mainly related to higher share-based compensation expenses of $1.8 million, and an increase in employee-related expenses of $1.9 million due to an increase in employee headcount.
Operating Income Operating income from our Automation and Analytics segment decreased by $1.2 million due to higher research and development and selling, general and administrative costs of $18.5 million, partially offset by higher gross margin of $17.3 million. Operating income from our Medication Adherence segment increased by $0.4 million due to higher gross margin of approximately $0.5 million, partially offset by a $0.1 million higher selling, general and administrative expenses.
Corporate expense. The increase in corporate expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to the acquired companies which accounted for $5.9 million of the increase.

	Nine Months Ended September 30,
			Change in
	2016	2015	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$42,896	$25,941	$16,955	65%
As a percentage of total revenues	8%	7%
Selling, general and administrative	189,912	123,690	66,222	54%
As a percentage of total revenues	36%	35%
Gain on business combination	—	(3,443)	3,443	(100)%
As a percentage of total revenues	—%	(1)%
Total operating expenses	$232,808	$146,188	$86,620	59%
As a percentage of total revenues	45%	41%

Income from operations:
Automation and Analytics	$65,534	$75,329	$(9,795)	(13)%
Operating margin	13%	21%
Medication Adherence	5,310	4,005	1,305	33%
Operating margin	1%	1%
Corporate Expenses	64,182	42,672	21,510	50%
Total income from operations	$6,662	$36,662	$(30,000)	(82)%
Total operating margin	1%	10%
Research and Development. The increase in research and development expenses of $17.0 million for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015 was driven by an increase in research and development expenses of $17.3 million in our Automation and Analytics segment. This increase was partially offset by a decrease in our Medication Adherence segment research and development expenses of $0.7 million primarily due to lower capitalized software related expenses. The increase in Automation and Analytics segment was attributed to the acquired companies which accounted for $14.4 million of the increase, $2.5 million of higher employee-related expenses due to higher headcount and merit increase, higher consulting expenses of $0.6 million, and $0.3 million of higher IT and facilities related expenses.
Selling, General and Administrative. The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increases from our Automation and Analytics segment of $46.8 million and corporate expenses of $20.0 million, partially offset by decreases in Medication Adherence segment of $0.2 million. The increase in our Automation and Analytics segment was primarily attributable to the acquired companies.

Operating Income. Operating income for the nine months ended September 30, 2016 from our Automation and Analytics segment decreased by $9.8 million due to higher research and development and selling, general and administrative costs of $65.9 million which includes the amortization expense related to the recently acquired intangible assets, partially offset by higher gross margin of $56.1 million.
Operating income from our Medication Adherence segment increased due to lower research and development and selling, general and administrative costs and higher gross profit due to product mix, partially off-set by higher manufacturing costs, and higher cost of service.
Corporate expense. The increase in corporate expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to the acquired companies.
Provision for Income Taxes

	Three months ended
			Change in
	September 30, 2016	September 30, 2015	$	%
	(Dollars in thousands)
Provision for income taxes	$224	$5,177	$(4,953)	(96)%

	Nine months ended
			Change in
	September 30, 2016	September 30, 2015	$	%
	(Dollars in thousands)
Provision (benefit) for income taxes	$(557)	$11,922	$(12,479)	(105)%
Our annual effective tax rate before discrete items was 43.5% and 39.3% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase in the estimated annual effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in non-deductible equity charges and other non-deductible expenditures offset by a full year inclusion of the Federal research & development tax credit (which was permanently reinstated on December 18, 2015).
For the three months ended September 30, 2016, the effective tax rate was 10.1%, which was lower than the annual effective tax rate due to favorable discrete tax items in the quarter. For the nine months ended September 30, 2016 the effective tax rate was a benefit of 497.9% which was higher than the annual effective tax rate for those periods due to favorable discrete tax items on a year to date basis on a pre-tax loss.
For the three months ended September 30, 2015, the effective tax rate was 39.2%, which was in line with the annual effective tax rate. For the nine months ended September 30, 2015 the effective tax rate was 34.0% which was lower than the annual effective tax rate primarily due to the Company recording a gain of $3.4 million attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares. This gain was treated as a discrete item and excluded from profit-before-tax in calculating the annual effective tax rate for the nine months ended September 30, 2015.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
We had cash and cash equivalents of $47.3 million at September 30, 2016, compared to $82.2 million at December 31, 2015. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)

Cash	$37,154	$72,103
Cash equivalents	10,133	10,114
Total	$47,287	$82,217

Working Capital	$138,896	$139,498
Our ratio of current assets to current liabilities was 1.7:1 at September 30, 2016 compared to 2.1:1 at December 31, 2015.
On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (the “Term Loan Facility”) and a $200 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). At the closing of the Aesynt acquisition, we borrowed $255 million in secured debt under the Credit Agreement, consisting of $200 million of term loans and $55 million of revolving loans to complete the acquisition of Aesynt and to pay related fees and expenses. In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes. The Credit Agreement replaced our existing Credit Agreement, dated as of September 25, 2013, by and among the Company, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, as amended.
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
As of September 30, 2016, the outstanding balance from the facilities was $230.0 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures and other contractual obligations. We also expect the continued use of cash for potential acquisition and acquisition assessment activities.
On August 2, 2016, our board of directors authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company's common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by our board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2016, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
In accordance with the Avantec share purchase agreement, we may pay out a potential earn-out payment of $3.0 million payable after December 31, 2016, based on 2016 bookings. The fair value of this earn-out payment as of September 30, 2016 was $3.0 million. Pursuant to the terms of the agreement, we also held back $1.8 million from the purchase consideration towards any future indemnification claims that we may make by fourth quarter of 2016.

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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended
	September 30, 2016	September 30, 2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,470	$5,932
Investing activities	(293,343)	(41,312)
Financing activities	235,210	(32,699)
Effect of exchange rate changes on cash and cash equivalents	(1,267)	(52)
Net decrease in cash and cash equivalents	$(34,930)	$(68,131)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $24.5 million for the nine months ended September 30, 2016, primarily as a result of $0.4 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $43.9 million, share-based compensation expense of $14.1 million and deferred income taxes of $4.8 million. The cash outflow attributed to changes in assets and liabilities includes i) an increase in accounts receivable of $25.8 million due to increased product shipments late in the quarter, ii) an increase in inventories of $7.7 million to support forecasted sales, iii) increases in long-term investment in sales-type leases of $5.3 million due to two significant lease transactions entered into during the year, iv) increases in prepaid expenses by $5.8 million mainly due to decrease in prepaid commissions and prepaid income taxes, v) a decrease in accrued liabilities of $1.9 million due to timing of payments to employees related liabilities and vi) decreased in the other-long term liabilities by $2.3 million. These amounts were partially offset by an increase in the accounts payables of $5.6 million due to timing of payments, an increase in the deferred revenue of $12.8 million due to timing of orders and revenue being recognized for installed product, and decreases in other long-term assets of $1.2 million.
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
Investing activities
Net cash used in investing activities was $293.3 million for the nine months ended September 30, 2016, $271.5 million of which was attributable to the acquisition of Aesynt. Capital expenditures related to purchases of property and equipment, software development costs for external use and, purchases of intangibles contributed $10.0 million, $10.6 million, and $1.3 million, respectively.
Net cash used in investing activities was $41.3 million for the nine months ended September 30, 2015, $25 million of which was attributable to the acquisitions of Mach4 and Avantec, and capital expenditures related to purchases of property and equipment and software development of software costs for external use of $6.1 million and $9.4 million, respectively.
Financing activities
Net cash provided by financing activities was $235.2 million for the nine months ended September 30, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million net of deferred issuance cost of $7.9 million, $16.5 million in proceeds from employee stock option exercises and employee stock plan purchases, and $1.6 million in excess tax benefits from employee stock plans. The increase in cash provided from financing activities was partially offset by repayment of $25.0 million of the credit facilities, payment of contingent consideration of $3.0 million related to the Avantec acquisition, and $1.9 million in employees' taxes paid related to restricted stock units.
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
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2016 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2015.
We had $322.6 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers, other purchase commitments and term loan and revolving credit facility as of September 30, 2016 as follows:

	Payments due by period
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	2021 and thereafter
	(In thousands)
Operating leases (1)	$51,555	$2,749	$21,134	$16,586	$11,086
Purchase obligations (2)	41,018	39,609	904	27	478
Term loan facility	195,000	2,500	27,500	47,500	117,500
Revolving credit facility	35,000	—	—	—	35,000
Total (3)	$322,573	$44,858	$49,538	$64,113	$164,064
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
We have recorded $10.2 million for uncertain tax positions under long-term liabilities as of September 30, 2016 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $10.2 million in uncertain tax position liabilities have not been included in the table above.

Refer to Note 10, Commitments, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of September 30, 2016, we had long-term debt balance of $220.0 million and long-term debt, current portion of $10.0 million. See Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. Our sensitivity analysis shows that a 50-basis point increase in LIBOR as of September 30, 2016 would not result in material effect on our operating results or cash flows.
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
There have been no significant changes in our market risk exposures during the nine months ended September 30, 2016 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control Over Financial Reporting
In January 2016, we completed the acquisition of Aesynt. We are in the process of integrating Aesynt into our systems and control environment as of September 30, 2016. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. Other than the impact of this business acquisition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2016.

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
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. As of September 30, 2016 $25.0 million of the credit facilities has been paid off. The remaining loan balances at September 30, 2016 were $200.0 million of term loans and $30.0 million of revolving loans. Our debt may:

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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the nine months ended September 30, 2016, the institutional pharmacy market comprises 16% of our Medication Adherence segment revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $25.06 and $40.50 per share during the nine months ended September 30, 2016. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $13.5 million as of September 30, 2016.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 2.7 million shares of our common stock, at a weighted-average exercise price of $24.30 per share as of September 30, 2016. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.*
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the "EU"), commonly referred to as “Brexit”. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the United Kingdom and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
In November 2014, our Board of Directors authorized a program (the "2014 Stock Repurchase Program") to repurchase up to $50.0 million of common stock of which approximately $45.1 million had been repurchased as of September 30, 2016. The 2014 Stock Repurchase Program has a total of $4.9 million remaining for future repurchases as of September 30, 2016, and the program has no expiration date.
During the nine months ended September 30, 2016, we did not repurchase any shares of our common stock under our stock repurchase programs. On August 2, 2016, the Board of Directors (the "Board") of Omnicell, Inc. (the “Company”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). Please refer to Note 12, Employee Benefits and Share-Based Compensation, for more details.
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

OMNICELL, INC.
Date:	November 7, 2016	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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