Form 10-K
period 2016-12-31
OMNICELL, Inc
filed 2017-02-28
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2016 was $1.2 billion (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,188,479 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2016, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2016 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2016. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 22, 2017 there were 36,953,613 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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
We own various trademarks, copyrights and trade names used in our business, including the following: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, OmniSupplier®, OmniBuyer®, SafetyStock®, WorkflowRx™, OmniLinkRx™, Optiflex™, SinglePointe™, AnywhereRN™, Anesthesia Workstation™ , Savvy™, MTS Medication Technologies®, the MTS Medication Technologies logo, Medlocker®, AccuFlex®, Autobond ™, AutoGen ™, easyBLIST™, Pandora®, OnDemand®, Multi-Med™, RxMap®, MTS-350 ™, MTS-400 ™, MTS-500 ™ SureMed, ROBOT-Rx®, MedCarousel®, MedShelf-Rx™, PROmanager-Rx™, PACMED™, NarcStation™, PakPlus-Rx®, i.v.STATION™, i.v.SOFT®, Enterprise Medication Manager™, XT Anesthesia Workstation™, Performance Center™, Time My Meds® and Automation Decision Support™ . This report also includes other trademarks, service marks and trade names of other companies. All other trademarks used in this report are trademarks of their respective holders.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. More than 4,000 customers worldwide have used our Omnicell Automation and Analytics supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. The acquisition of Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A. (collectively, “Aesynt”) in the first quarter of 2016 contributes to the distinct product capabilities, particularly in central pharmacy and IV robotics, creating the broadest medication management product portfolio in the industry.
Omnicell Medication Adherence solutions, including our MTS Medication Technologies, SureMed and Surgichem brands, provide innovative medication adherence packaging solutions designed to help reduce costly hospital readmissions. The acquisition in the fourth quarter of 2016 of ateb Inc., and its affiliate, Ateb Canada Ltd., (collectively, "Ateb"), providers of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies, uniquely positions the Company to support pharmacists as they implement and scale their adherence programs. Collectively, our Medication Adherence solutions help enable over 32,000 institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
According to the U.S. Food and Drug Administration, medication errors cause at least one death every day and injure approximately 1.3 million people annually in the United States. The healthcare industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Any nursing shortages would add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. In its 2003 "Adherence to Long-Term Therapies-Evidence for Action" the World Health Organization stated that across diseases, adherence is the single most important modifiable factor that compromises treatment outcome and medication adherence is viewed as a key requirement for delivering better clinical outcomes and financial results. The Centers for Medicare & Medicaid Services stated in 2012 that 11% of all hospital admissions were related to medication non-adherence. In the United States, according to the Express Scripts 2013 Drug Trend Report, avoidable healthcare costs add up to $213 billion, of which about $105 billion is due to medication non-adherence. Levins & Associates estimated that to be approximately $2,000 per patient annually.
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
Medication Adherence
The Medication Adherence segment primarily includes the development, manufacturing and selling of consumable medication blister cards, packaging equipment, medication synchronization platform, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, Surgichem, SureMed, Ateb and the Omnicell brand. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Similarly, Surgichem is a provider of medication adherence packaging systems and solutions to the United Kingdom community and home care markets. The recently acquired Ateb is a provider of pharmacy-based patient care and medication synchronization solutions to independent and chain pharmacies.
Financial Information by Segment
For information regarding our revenues, cost of revenues, gross profit and income from operations by segment, see Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.
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

•
Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of institutional pharmacies and stand-alone community hospitals to multi-hospital entities, health systems, and integrated delivery networks ("IDNs");

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
We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our fourth-generation Omnicell G4 hardware solutions on the Unity platform, and our recently introduced XT Series Automatic Dispensing System help decrease the risk of human error and save pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple systems. The Unity G4 and XT platforms are designed to help our customers closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory requirements and safeguard the patient.

Acquisitions
In addition to our own development, we have acquired products that extend patient safety controls to a wider range of applications and departments in and out of the hospital setting. Our recent acquisitions include MTS Medication Technologies ("MTS") in 2012, Surgichem Limited ("Surgichem") in 2014, Mach4 Automatisierungstechnik GmbH (“Mach4”) and Avantec Healthcare Limited (“Avantec”) in 2015 and Aesynt and Ateb in 2016. MTS extended our product line to include solutions for Medication Adherence customers, Surgichem is a provider of medication adherence products in the United Kingdom, Mach4 develops automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America, and Avantec is a distributor of medication and supply automation configurations of our products suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005.
On January 5, 2016, we completed the acquisition of Aesynt, a leader in central pharmacy robotics and IV compounding automation, which are two product areas where we had little or no market penetration prior to the acquisition. Adding these two solution sets to the Omnicell portfolio was intended to give us one of the most complete medication management offering in the industry. We now are able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and hybrid combinations along that continuum. We are also able to offer solutions for IV preparations, including oncology drugs, which is an area where our combined customers have expressed significant interest. In addition, Aesynt has an experienced and skilled workforce whose expertise complements our capabilities. Integrating our two product development groups is expected to lead to innovation and the opportunity to help accelerate innovation.
On December 8, 2016, we completed the acquisition of Ateb, a leading provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies which is an area where we had no market penetration prior to the acquisition. Ateb’s Time My Meds® is an integrated medication synchronization program that improves pharmacy performance by providing the foundation for the appointment-based model of medication refill pickup and consultation. Medication synchronization is the first step in developing an adherence pharmacy, and acts as a natural precursor to implementing additional adherence tools such as multi-medication blister packaging. Combining Omnicell’s SureMed® medication adherence packaging and related automation with Ateb’s innovative patient engagement platform into one product portfolio uniquely positions the Company to support pharmacists as they implement and scale their adherence programs.
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
Our Automation and Analytics products are sold worldwide to a wide variety of healthcare institutions, but most of our sales are to acute care hospital customers in the United States. The U.S. acute care hospital market is comprised of approximately 6,600 hospitals and other facilities with a total capacity of approximately 953,000 acute care beds. We currently serve approximately 3,800 hospitals and other facilities with total capacity of more than approximately 498,000 beds. Our customers include single location community hospitals, government hospitals and regional and national hospital systems.
We also sell our Automation and Analytics products directly to non-acute care providers, which include all healthcare facilities that are not hospitals. We estimate there are 50,000 facilities in the United States that could use our Automation and Analytics products and few of them use our solutions at this time.
Outside the United States, healthcare providers are increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. The 2016 BCC Research report states that worldwide inpatient pharmacy automation revenue growth in our industry is expected to be 7.9% between 2016 and 2021. We sell our Automation and Analytics products in a variety of countries, but to date we have focused our sales efforts in Canada, the United Kingdom,

China, and the EMEA region. Our international customer base includes nearly 350 customers that utilize our automation and analytics products.
We primarily sell our Medication Adherence products to institutional and retail pharmacies. In the United States, where approximately 72% of our Medication Adherence business occurs, the market is comprised of approximately 4,000 institutional pharmacies operated by approximately 1,500 companies that service over approximately 50,000 long-term care facilities. According to a November 2015 report by IMS Healthcare, Inc. ("IMS"), an independent third party provider of information to the pharmaceutical and healthcare industry, global pharmaceutical spending is expected to grow at a compound annual rate of 4% to 7% annually through 2020. Spending levels are driven by branded drugs primarily in developed markets, like the United States, along with the greater use of generic drugs in emerging markets, including such countries as India, China and Brazil. Furthermore, IMS also concluded in their research that, by 2020, technology will enable better patient engagement and interaction to accelerate behavioral change for better medication adherence. In addition to medication control at long-term care facilities, our multi-medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications in domestic and global markets. Our acquisition of Ateb allows us to increase our capabilities to support pharmacies in synchronizing scripts for multimed packaging and patient engagement for better adherence.
Key Industry Events and Reports
Legislation and industry guidelines, such as those produced by the U.S. Food and Drug Administration ("FDA"), the Joint Commission, U.S. Pharmacopial Convention (the “USP”), the Institute for Safe Medication Practices ("ISMP"), as well as the desire of healthcare organizations to improve quality and avoid liability, have driven health system facilities to prioritize investment in capital equipment, including pharmacy automation, which are a standard of care, to improve patient safety. Such reports and regulatory standards include the following:

•
In 2016, the USP finalized a set of guidance known as USP 800 to address hazardous drug handling in health care settings. The regulations deal with transport, storage, compounding, preparation, and administration of intravenous products. Changing work practices and administrative controls to comply with these requirements will increase both staff and patient safety.

•
IMSP’s 2016-2017 best practices for hospitals include using technology to assist in the medication verification process (e.g., barcode scanning verification of ingredients, gravimetric verification, robotics, IV workflow software) to augment the manual processes. It is important that processes are in place to ensure the technology is maintained, the software is updated, and that the technology is always used in a manner that maximizes the medication safety features of these systems.

•
A 2016 Joint Commission survey of ambulatory care organizations revealed one of the most cited standards for non-compliance is having a practice of safely storing medications. These facilities continue to need processes in place, such as medication security, transport, storage, and administration.

•
The Drug Supply Chain Security Act was signed into law by the President in 2013 (Title II of Public Law 113-54) as a way to identify and trace medications. Organizations participating in the medication supply chain will need to comply beginning in 2017, with full traceability complete by 2023. This will require a product identifier carrying information including serial number, lot number, and expiration date. Trading partners (manufacturers, wholesalers, dispensers, repackagers) will be able to share data regarding the status and movement of medications throughout the supply chain.

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

While the overall storage and security of medications in hospitals has improved, recent years show increased focus on controlled substance management. Joint Commission surveyors are seeking more documentation from hospitals demonstrating policies and procedures are adequate.
Medication non-adherence is extremely common. According to research by Osterberg and Blaschke published in the New England Journal of Medicine, more than half of the 3.2 billion prescriptions dispensed annually in the United States are not taken as prescribed, and according to numerous studies, the same non-adherence rate exists for chronic disease medications. Poor adherence results in significant morbidity, mortality and avoidable healthcare costs. With more than 30 million Americans taking five or more maintenance medications daily, pharmacists need ways to support the arduous task of keeping patients compliant. According to the World Health Organization, “although these medications are effective in combating disease, their full benefits are often not realized because approximately 50% of patients do not take their medications as prescribed". According to a study performed by IMS Institute for Healthcare Informatics each year, the avoidable cost of poor medication adherence is estimated at more than $105 billion in the United States alone.
Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools, such as blister cards. A 2011 study by CVS Caremark published in Health Affairs concluded that the medical cost per patient with chronic vascular disease was $13,000 to $39,000, annually, and patients who take medications as directed by physician experienced medical savings ranging from $1,900 to $8,900, annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays. Additionally, eighteen states in the United States have passed laws or regulations to improve the medication adherence.
Healthcare Reform
In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act ("PPACA"), which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population. Even though the future of PPACA is unclear with the current administration, healthcare reform has set in motion the need for increased efficiency in order to provide high-quality healthcare at the lowest possible cost. Accordingly, in our annual tracking of pharmacy and nursing leadership mindshare, operational efficiencies in medication distribution and administration continue to be a top priority.
We believe our products assist healthcare organizations augment their investments in Electronic Health Record ("EHR") implementation and integration by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost. Our Unity G4 and XT platforms include an automated dispensing system that is Modular EHR stage 2 certified and works with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of National Coordinator for Health Information Technology. Our Omnicell Analytics solution provides enterprise-level insights that can assist in monitoring hospital performance and quality of care. In addition, with our recent acquisition of Aesynt, the solutions provided by the Enterprise Medication Manager software products give the customer the power to optimize the pharmacy supply chain with tools that help manage their inventory and minimize the cost of expiring medications.
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

Medication-Use Products
Our medication-use product line includes our Omnicell® XT Automated Dispensing Cabinets, SinglePointe™ Patient Medication Management Software, Anywhere RN™ Remote Medication Management Software, Omnicell Analytics and Pandora® Analytics, Savvy™ Mobile Medication Workstation, OmniLinkRx™ Medication Order Management System, WorkflowRx™ Inventory Management Software, Central Pharmacy Manager and Satellite Pharmacy Manager, Controlled Substance Manager, Anesthesia Workstation™ and advanced interoperability products. To provide our customers with end-to-end medication control, our product line incorporates bar code technology throughout. Our solutions incorporate software, which we believe is the most advanced on the market today, and our Unity enterprise platform integrates disparate systems onto a single server. Each of the products in our medication-use solution suite is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Automated Dispensing Cabinets (XT Series, G4, and Acudose)	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use.
SinglePointe Patient Medication Management Software	Any nursing area in a hospital department that administers medications
Software product for use in conjunction with the automated dispensing cabinet product that controls medications on a patient-specific basis, allowing automated control of up to 100% of the medications used in a hospital.

Anywhere RN Remote Medication Management Software & Embedded Electronic Health Record (EHR) Interoperability / Functionality	Any nursing area in a hospital department that administers medications
Software that allows nurses to remotely queue or waste medications from the automated dispensing cabinets from virtually any workstation in the hospital. Omnicell has worked with leading EHR vendors including Cerner and Epic to embed Anywhere RN functionality directly into their applications for a seamless user experience. Closed-Loop Dosing Accountability automatically identifies variances between medications dispensed from the cabinet versus medications documented as administered and/or wasted.

Omnicell Analytics & Pandora Analytics	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools.
Savvy Mobile Medication Workstation	Any nursing area in a hospital department that administers medications	Mobile wireless computer and dispensing system that provides a platform for hospital information systems and a convenient and secure method for nurses to move medication and supplies
OmniLinkRx Medication Order Management System	Hospital central pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling.
WorkflowRx Inventory Management System	Hospital central pharmacy	Automated pharmacy storage, retrieval and packaging systems.
Central Pharmacy Manager and Satellite Pharmacy Manager	Hospital central pharmacy	Automated pharmacy storage and retrieval system for managing inventory in central and satellite pharmacy locations.
Controlled Substance Manager	Hospital central pharmacy	Controlled substance inventory management system.
Anesthesia Workstation	Operating room	Secure dispensing system for the management of anesthesia supplies and medications.
Nursing Floor Solutions
Omnicell XT Automated Dispensing Cabinet is the core of our medication control solutions. The cabinet automates the management and dispensing of medications at the point of use. It features biometric fingerprint identification, advanced single-dose dispensing, bar code confirmation, integrated medication label printing and a wide range of drawer modules enabling the establishment of various security levels. Software features of the automated dispensing system include patient profiling, notification of medications due, a variety of security features, waste management, clinical pharmacology and integration with an Internet browser for clinical reference information. The system is highly configurable to allow the pharmacist the capability to tailor the usage of the system to specific regulatory controls and workflows.

SinglePointe is a software extension to the automated dispensing cabinet that allows pharmacists to automate the distribution of patient-specific medications, enabling control of up to 100% of all medications through the automated dispensing system. Controlling patient-specific medications through the cabinet extends the benefits of automated medication distribution, including increased patient safety, consistency in tracking and inventory control, simplification of procedures and improved monitoring of controlled substances to a broader range of the medication distribution process in the hospital.
AnywhereRN solution is a software that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process, allowing cabinet operations to be done in private or quieter areas. AnywhereRN is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications. Embedding Anywhere RN functionality in the Electronic Health Record (EHR) helps to reduce errors and provide safer medication management processes, streamlines the medication administration process and allows nurses to spend more time on patient care.
Omnicell Analytics and Pandora Analytics solutions are comprised of reports and analytical software for medication diversion detection, customizable user options, hospital inventory management controls, point‑of‑care data analytics and financial optimization. Omnicell Analytics is a new web-based diversion analytics tool that streamlines the process of managing potential drug diversion across the health system. Omnicell Analytics and Pandora Analytics are designed to assist hospitals in their efforts to improve patient safety and regulatory compliance and reduce costs.
Savvy Mobile Medication Workstation provides a mobile workstation for nurses, equipped with locking drawers for secure transportation of medications and patient supply items. It incorporates Anywhere RN software. Savvy allows both tracking and physical control of medications to be extended to the patient bedside. The Savvy Mobile Medication Workstation is designed to provide efficient workflow support, allowing nurses to remotely access the automated dispensing cabinet using AnywhereRN, saving nursing time and minimizing the risk of interruptions to enhance patient safety. This same mobile solution can be used to access hospital applications, including electronic medical records and electronic medication administration records.
Central Pharmacy Solutions
OmniLinkRx is a physician order software product that automates communication between nurses and the pharmacy. Used in the central pharmacy, the OmniLinkRx solution simplifies the communication of handwritten physician orders from remote nursing stations to the pharmacy.
WorkflowRx is an automated storage, retrieval, inventory management and repackaging system for the central pharmacy. It is designed to help pharmacists ensure that the right medications are stored in and retrieved from proper locations, both in the central pharmacy and in automated dispensing cabinets.
Central Pharmacy Manager and Satellite Pharmacy Manager are integrated systems that automate management and storage of pharmacy inventory. Central Pharmacy Manager automates inventory management in the central pharmacy, helping to reduce inventory costs and save staff time on ordering and receiving processes. Central Pharmacy Manager may be deployed in an open environment or used in conjunction with carousels. Satellite Pharmacy Manager gives pharmacists managing satellite locations visibility into inventory levels and costs at the remote sites within their health system. In addition to utilizing a barcode scanning system, Central Pharmacy Manager may also be deployed on a storage and retrieval carousel. Bar code administration through the solution is designed to help ensure that medications are stocked correctly from their point of entry into the healthcare facility. Labeling medications with bar codes using a repackaging system enables bedside medication administration solutions to perform bar code checking at the patient bedside.
Controlled Substance Manager provides perpetual inventory management and an automated audit trail to help the pharmacy efficiently comply with regulatory standards for controlled substances. The Controlled Substance Manager software, coupled with our automated dispensing technology, enables healthcare facilities to track, monitor and control the movement of controlled substances from the point of initial receipt from the wholesaler throughout internal distribution. Controlled Substance Manager maintains a perpetual item inventory and complete audit using integrated bar code technology with both fixed and portable scanners. Bar coded forms and labels may also be generated directly from the Controlled Substance Manager system.
ROBOT-Rx®, a leading hospital pharmacy robotics system, is used to automate the drug dispensing process for patients and automated dispensing cabinets. Using bar-code scanning technology, ROBOT-Rx can automate the storage, dispensing, returning, restocking and crediting of more than 90% of a hospital’s daily unit-dose medications. ROBOT-Rx helps prevent dispensing errors, manages unit dose inventory, increases productivity, and frees pharmacists and technicians to support more productive clinical activities.
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
MedShelf-Rx™ is a software-only solution that allows hospitals to apply bar-code scanning and perpetual inventory management processes to existing inventory locations, such as pick stations and refrigerated inventories, providing increased accuracy, efficiency and patient safety. MedShelf-Rx maintains perpetual inventory levels and provides expiration date tracking, cycle counting, and order creation and receipt. MedShelf-Rx is also helpful for extending inventory management to offsite clinics and satellite pharmacies.

PROmanager-Rx™ is a bar-code-driven robotics system designed to fully automate the storing, dispensing, returning and crediting of manufacturer packaged, oral-solid unit doses. PROmanager-Rx is a compact system that stores up to 12,000 doses and uses bar-code scanning of every dose, along with sophisticated dispensing and inventory management software. PROmanager-Rx helps relieve pharmacies of the error potential, pharmacist verification requirements, and other costs associated with in-house packaging.

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

Fulfill-RxSM software automates inventory reordering, receipt and replenishment; minimizes medication-related expenditures; simplifies inventory reporting and valuation; and increases productivity of scarce labor.  The software enables unique, two-way electronic data interchange between Omnicell pharmacy automation solutions and McKesson Health Systems distribution centers.
Operating Room Solutions
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
Our supply product line includes the Omnicell Supply Management System, Omnicell Tissue Center, OptiFlex MS, OptiFlex SS, and OptiFlex CL. Each of these products is summarized in the table below;

Product	Use in Hospital	Description
Omnicell Supply Management System	Any nursing area in a hospital department that uses patient care supplies	An automated dispensing system that automates the management and dispensing of medical and surgical supplies at the point of use. It works with closed Omnicell cabinets and open shelving.
Omnicell Tissue Center	Perioperative areas of the hospital	System for the management of the chain of custody for bone and tissue specimens from the donor to the patient in the operating room.
OptiFlex Medical Surgical (MS)	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of using bar code control in an open shelf or closed cabinet environment.
OptiFlex Surgical Services (SS)	Perioperative areas of the hospital	Specialty modules for the perioperative areas.
OptiFlex Cath Lab (CL)	Procedure areas in the hospital including the cardiac catheterization lab	Specialty modules for the cardiac catheterization lab and other procedure areas.
Omnicell Supply Management System is a dispensing system that runs off the OmniCenter® server. It dispenses and tracks medical and surgical supplies at the point of use, and tracks lot and serial numbers. The system can be used with either open shelves or secure automated dispensing cabinets, or a combination of both. Areas that require the management of high volume/low dollar inventory as well as areas where space restrictions limit the ability to install closed cabinets and other areas such as off-site clinics may benefit from an open shelf system that includes a touchscreen PC, scanner or mobile solution. When Omnicell cabinets are used, facilities can choose to implement a hybrid cabinet that stores both medications and supplies.
Omnicell Tissue Center used in conjunction with the OptiFlex platform, allows the operating room staff to manage the chain of custody for bone and tissue specimens from the donor to the patient in the operating room. This solution enables compliance with The Joint Commission requirements and Association of Operating Room Nurses guidelines regarding the handling of tissue specimens.
OptiFlex Medical Surgical (MS) provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.
OptiFlex Surgical Services (SS) manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique bar code for each surgical case, based on physician, procedure and patient and provides information on the case for data analysis, reporting including real-time case cost and charge capture. The Catheter Module is designed to be integrated into the Omnicell supply cabinet to secure, dispense and automatically track catheter usage.
OptiFlex Cath Lab (CL) manages supplies and creates cases in the cardiac catheterization lab, interventional radiology suite and other procedure areas. This solution allows real-time point-of-use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by the physician. Bar code scanning captures lot, serial numbers, and expiration date, providing quick access in the event of a product recall. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage.
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
IV Solutions
i.v.STATION™ prepares and dispenses ready-to-administer, non-hazardous admixtures. With this advanced technology, a user can address the highest-risk aspects of their pharmacy through an automated process that is safer and more accurate than manual compounding.

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
Retail and Hospital automation outside the United States:
Mach4 Pharma Systems Medimat is a robotic dispensing system for handling the stocking and retrieval of boxed medications. The system is configurable and may include automated stocking, high capacity storage, high retrieval speed storage, and conveyance automation. Mach4 robotic dispensing systems help eliminate the tedious tasks of handling medications, provide accurate inventory tracking, reduce patient wait time, reduce pharmacy operating costs, and increase time allotted available for a pharmacist to spend with patients.
Enterprise Software
Enterprise Medication Manager™ actively drives the pharmacy automation in the hospital and across the health system to help ensure the right medications are delivered as ordered-without excess inventory.  Enterprise Medication Manager minimizes system-wide inventories, increase responsiveness to medication shortages and reduce expired medications, while freeing pharmacy staff to focus clinical care. This software is now part of the Performance CenterTM, a combination of software and services to aid health systems in improving the performance of their enterprise pharmacy operations and ensure that they realize the full value of their automation investment.

Automation Decision Support™ provides important performance data for hospitals to make informed business decisions. Powered by Horizon Business Insight, this advanced analytics solution combines and organizes data from Aesynt solutions into powerful graphic views. Managers see a holistic view of medication inventory, helping to improve productivity and enhance monitoring of potential diversion.

Besides the products above, Omnicell offers customer education and training, as well as, fixed period service contracts for post-installation technical support, on-site service, parts and access to software upgrades.

Product	Use in Hospital	Description
Automation Decision Support™	Hospital Central Pharmacy
An analytical solution that provides important performance data essential for hospitals to make informed business decisions. Powered by Horizon Business Insight, this advanced analytics solution combines and organizes data from Aesynt solutions into powerful graphic views. Managers see a holistic view of medication inventory, helping to improve productivity and enhance monitoring of potential diversion.

ROBOT-Rx®	Hospital Central Pharmacy
A leading hospital pharmacy robotics system that is used to automate the drug dispensing process for patients and automated dispensing cabinets. Using bar-code scanning technology, ROBOT-Rx automates the storage, dispensing, returning, restocking and crediting of more than 90% of a hospital’s daily unit-dose medications. ROBOT-Rx helps prevent dispensing errors, manages unit dose inventory, increases productivity, and frees pharmacists and technicians to support more productive clinical activities.

The MedCarousel® system	Hospital Central Pharmacy
An automation solution that enables a hospital pharmacy to consolidate and manage medication inventory in the pharmacy and throughout the hospital, while increasing medication filling accuracy, reducing waste, increasing inventory turns and improving workforce performance. MedCarousel automates the processes of automated dispensing cabinet replenishment and dispensing of patient-specific first dose and scheduled medications. When used with other Omnicell solutions, MedCarousel integrates to provide an optimal solution for the central pharmacy.

PROmanager-Rx™	Hospital Central Pharmacy
A bar-code-driven robotics system that is designed to fully automate the storing, dispensing, returning and crediting of manufacturer packaged, oral-solid unit doses. PROmanager-Rx is a compact system that stores up to 12,000 doses and uses bar-code scanning of every dose, along with sophisticated dispensing and inventory management software. PROmanager-Rx helps relieve pharmacies of the error potential, pharmacist verification requirements, and other costs associated with in-house packaging.

PACMED™	Hospital Central Pharmacy
An automated, intelligent, high-throughput device for bar-coding, packaging and dispensing oral solid medications. Scalable to the needs of pharmacies with models equipped with 100 to 500 medication canisters, and requiring minimal operator interaction, PACMED can be interfaced to pharmacy information systems and automated dispensing cabinet systems. PACMED produces strips of bar-coded unit-dose, multi-dose and batch-mode packages for replenishing carts, cabinets, multiple sites and pharmacy stock.

NarcStation™	Hospital Central Pharmacy
An automated dispensing system that provides secure storage, control and tracking of controlled medications so nurses have ready access, while pharmacy maintains oversight to prevent narcotic diversion. Comprised of a software tracking system and optional secure narcotic vaults, NarcStation helps hospitals maintain record-keeping, reporting and transaction data for all controlled substances - from the wholesaler to the nursing unit. Automated ordering (including integration with the DEA’s Controlled Substance Ordering System), filling and reporting drives efficiencies, while the electronic capture of data supports regulatory requirements. and aids compliance.

PakPlus-Rx ®	Hospital Central Pharmacy
A professionally managed, on-site packaging service that provides dedicated Omnicell resources, technology and consumables, along with professional management, to meet a hospital’s bar-coded, unit-dose medication requirements. PakPlus-Rx increases packaging productivity, helping hospitals to streamline inventory and deliver readable bar-coded unit dose medications that support automation and Bar-Code Medication Administration (BCMA) initiatives.

Fulfill-RxSM	Hospital Central Pharmacy
A software solution that automates inventory reordering, receipt and replenishment; minimizes medication-related expenditures; simplifies inventory reporting and valuation; and increases productivity of scarce labor. The software enables two-way electronic data interchange between Omnicell pharmacy automation solutions and McKesson Health Systems distribution centers.

AcuDose-Rx	Any nursing area in a hospital department that administers medications
Automated medication dispensing cabinets that ensure that nurses get their meds when they need them. The cabinets provide nurses with fast and easy access to the medications their patients need. At the same time, AcuDose-Rx helps improve pharmacy oversight of the medication-use process. It automatically tracks and sends real-time usage data, enabling pharmacy to monitor the most important safety, security and inventory factors.

Anesthesia-Rx®	Operating room
An automated anesthesia cart that monitors and controls the dispensing of medications, narcotics and supplies during surgical procedures, while ensuring that anesthesiologists and certified registered nurse anesthetists ("CRNAs") have easy access. The workflow is designed specifically to match the operating room.

Enterprise Medication Manager™	Hospital Central Pharmacy
Enterprise Medication Manager is a pharmacy supply chain solution that provides real-time ability to view and act on medication inventory and demand across virtually every level of the health system. The solution is designed to minimize system-wide inventories, increase responsiveness to medication shortages and reduce expired medications, while freeing pharmacy staff to focus on clinical care.

i.v.STATION™	Hospital Central Pharmacy
A software solution that prepares and dispenses ready-to-administer, non-hazardous admixtures. With this advanced technology, hospitals can address the highest-risk aspects of their pharmacy through an automated process that is designed to be safer and more accurate than manual compounding.

i.v.STATION™ ONCO	Hospital Central Pharmacy
A software solution that is specifically designed to meet the unique challenges surrounding oncology care and other toxic, patient-specific preparations. This technology helps improve safety for the patient and the operator, and can enhance efficiency in overall pharmacy operations.

i.v.SOFT®	Hospital Central Pharmacy	A software portfolio that enables hospitals to manage and control both their automated and manual IV operations, and is scalable to support multiple products and locations.
Medication Adherence Products and Services
We offer solutions to assist institutional and retail pharmacies in packaging medication for patient use in care environments where there is a caregiver present and for environments where the patient cares for him or herself.
For environments where a caregiver is present, institutional and retail pharmacies use our solutions for packaging medications into adherence packages that contain a 14 to 90 day supply of a specific single medication. The blister cards may be pre-packaged ahead of time and placed into inventory until needed to fill a specific patient order, or on-demand, where individual patient medication orders are packaged and labeled by an automated robotic system. Our solutions range from manual sealers to fully automated packaging machines, embedded software, and the consumable packages used in these machines. We have packaging solutions to help improve patient safety and economics for any size pharmacy operation by increasing pharmacy output and improving dispensing accuracy.
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
In addition to packaging solutions, we sell specially configured versions of our automated dispensing cabinets to institutional pharmacies, which they place in long-term care facilities to manage narcotics, first doses and medications needed quickly.
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

Pharmacy Automation Systems
Our OnDemand automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently into multiple medication adherence packaging. These machines interface with pharmacy information systems to obtain prescription information to provide patient specific adherence packaging. Our current line of OnDemand machines includes the following products:

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication dispensing systems.

•	OnDemand Express II optimizes robotic technology for high-speed, accurate fulfillment of single-dose blister cards and reclaimable packaging.
Single Medication Blister Cards
We offer a wide variety of heat seal and cold seal blister cards. Heat seal blister cards come in a variety of formats that will fit various packaging requirements and require a heat sealer such as the MTS Autobond. Both heat seal and cold seal blister cards come in a variety of configurations, from 14 to 90 day doses. Heat seal cards provide a stronger seal than cold seal cards, helping pharmacists ensure consistency of the medication under nearly any environmental condition. Cold seal cards, also known as pressure sensitive cards, are both efficient and reliable and do not require heat sealing equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical.
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

•
VBM 200/F is an automated pharmacy solution that efficiently and accurately fills and checks Suremed® multiple medication blister cards utilizing guided light, barcode and RFID technologies to allow the filled tray to be audited throughout the entire packing process. VBM 200/F can accommodate an extensive formulary with the capacity to store up to 200 different medications in the machine and has the ability to exchange cassettes while it’s running. This technology helps ensure that pharmacies have the competitive advantage to easily scale their business to help improve adherence and patient outcomes.

•
OnDemand 400 is an automation system for multi-medication adherence packaging. The OnDemand 400 receives patient prescriptions, constructs a filling map, fills multiple medication prescriptions into a single blister card from an on-line array of 40 medications stored in specially calibrated dispensing canisters, prints a label and provides an operator a sealing station.

MultiMedication Blister Cards
We offer a wide variety of heat seal and cold seal multi-medication blister cards, including products from our acquisition of Surgichem. Multi-medication cards allow the packaging of multiple drugs into a single blister cavity representing a specific dosing time. Multi-medication cards are sold in a variety of formats to fit the needs of pharmacists and patients, with the most common format providing four dosing times for each of seven days in one package. Multi-medication adherence packages may be assembled by pharmacists by hand, or by using our pharmacy automation systems described above.
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
Other Product Offerings Resulting from Ateb Acquisition
The acquisition of Ateb expanded our medication adherence product suite to include traditional pharmacy workflow solutions (e.g. web and mobile refills, bin management), patient messaging solutions (e.g. interactive and non-interactive messaging solutions), and appointment based solutions (e.g. medication synchronization solution).
Sales and Distribution
We sell our Automation and Analytics and Medication Adherence solutions primarily in the United States. Approximately 85% of our product revenue was generated in this market for the year ended December 31, 2016. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2016, December 31, 2015 or December 31, 2014. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end user customers with the exception of some distribution of Medication Adherence consumables. Outside the United States and Canada, we field a direct sales force in the United Kingdom, France, Germany and China, and for Medication Adherence products in Australia. For other geographies we generally sell through distributors and resellers. Our foreign operations are discussed in Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Our combined direct, corporate and international distribution sales teams consisted of approximately 271 staff members as of December 31, 2016. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Automation and Analytics or Medication Adherence product lines. Our corporate sales team focuses on large IDNs, group purchasing organizations ("GPOs"), and the U.S. government.
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
We have contracts with GPOs that enable us to sell our automation systems to GPO‑member healthcare facilities. The primary advantage to customers who buy our products pursuant to a GPO agreement is that they benefit from pre-negotiated contract terms and pricing. The benefit to the GPO is the fee earned as a percentage of sales, which is paid by us. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our current GPO contracts include Intalere (f.k.a. Amerinet, Inc.), Vizient Inc, Premier Inc., Cardinal Health, AmerisourceBergen, HealthTrust Purchasing Group. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products.
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
We offer telephone technical support through our technical support centers in Illinois, Florida and Pennsylvania. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers' service issues can be addressed either over the phone or by our support center personnel using their on-hand remote diagnostics tools. In addition, we use remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international sales team handles direct sales to healthcare facilities in the United Kingdom, France, and Germany, and to non-acute customers in Australia. Sales, installation and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Mandarin, French, Swedish, Dutch, Spanish and German.
We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Centers of Excellence
In fiscal year 2017, we plan to create Centers of Excellence (“COE”) for product development, engineering and manufacturing with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we announced we are reducing our workforce by approximately 100 full-time employees, or about 4% of our total headcount. This reduction in force includes the closure of our Nashville, Tennessee office, anticipated in the first quarter of 2017, and our manufacturing facility in Slovenia, anticipated in the third quarter of 2017.
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
Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc., Telemanager Technologies, Inc., VoicePort LLC., in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories B.V. and WebsterCare outside the United States.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the use of locking and sensing lids with pharmacy drawers and the methods of restocking these drawers, and the use of guiding lights in the open matrix, locking lid and sensing lid pharmacy drawers. These patents also apply to our unit-dose mechanism and methods, the single-dose dispensing mechanism, the methods for restocking the single-dose drawers using exchange liners, certain methods for loading and unloading mobile carts, the method of use of scanners with a mobile cart, and certain methods for using radio frequency tags with storage items. Our patents expire at various times between 2017 and 2031.
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
Research and Development
We use industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California, Nashville, Tennessee, St. Petersburg, Florida, Bochum,

Germany, Beijing, China and Trieste, Italy. Research and development expenses were $57.8 million, $35.2 million and $27.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Employees
We had approximately 2,444 employees as of December 31, 2016. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of our marketplace while controlling costs. To our knowledge, none of our domestic employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
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
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. Our backlog was $301 million and $205 million as of December 31, 2016 and December 31, 2015, respectively.
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
Executive Officers of the Registrant
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	59	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	51	President, North American Automation and Analytics
Robin G. Seim	57	President, Global Automation and Medication Adherence
Peter J. Kuipers	45	Executive Vice President and Chief Financial Officer
Dan S. Johnston	53	Executive Vice President and Chief Legal & Administrative Officer
Nhat H. Ngo	44	Executive Vice President, Strategy and Business Development
Jorge R. Taborga	57	Executive Vice President, Engineering and Integration Management Office

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
J. Christopher Drew joined Omnicell in April 1994 and was named Senior Vice President, Operations in January 2005. In January 2009, Mr. Drew was named Senior Vice President, Field Operations. In March 2012, Mr. Drew was named Executive Vice President, Field Operations. In February 2015, Mr. Drew was named Executive Vice President, Sales and Marketing. In January 2016, Mr. Drew was named Executive Vice President, Sales and Marketing for North American Automation, responsible for sales, marketing, operations, and services of our automation and analytics segment in the North America region. In March 2016, Mr. Drew was named President, North American Automation and Analytics, responsible for North American Sales, Marketing, Operations and Service for the automation and analytics product lines. Mr. Drew received a B.A. in economics from Amherst College and an M.B.A. from the Stanford Graduate School of Business.
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
Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. In March 2012, Mr. Seim was named Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing. In February 2015, Mr. Seim was named Chief Financial Officer and Executive Vice President, Finance, International and Manufacturing. In January 2016, Mr. Seim was named Executive Vice President, Global Automation and Medication Adherence. In March 2016, Mr. Seim was named President, Global Automation and Medication Adherence. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.
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
Jorge R. Taborga joined Omnicell in July 2007 as Vice President and Chief Information Officer.  From January 2009 to February 2013, Mr. Taborga was Vice President of Manufacturing, Quality and Information Technology. In February 2013, Mr. Taborga was named Executive Vice President, Engineering.  In January 2016, Mr. Taborga was named Executive Vice President, Engineering and Integration Management Office. Prior to joining Omnicell, Mr. Taborga held a number of executive positions with Bay Networks and Quantum, and ran his own management consulting company. He also held executive roles in two cloud computing companies, FusionOne and Terrasping. Mr. Taborga's earlier career includes senior roles in product development with ROLM Systems and Thomas-Conrad. Mr. Taborga received B.S. and M.S. degrees in Computer Science from Texas A&M University. He is currently pursuing a Ph.D. in Organizational Systems at Saybrook University.

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
The acquisitions of Aesynt and Ateb could cause disruptions in our business, which could have an adverse effect on our financial results.
On January 5, 2016, we completed the acquisition of Aesynt (the "Aesynt Acquisition"), a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. On December 8, 2016, we completed the acquisition of Ateb ("the Ateb Acquisition"), a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies. Uncertainty about the effect of the acquisitions on employees, customers, distributors, partners and suppliers may have an adverse effect on the combined company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, distributors, suppliers, partners and others with whom we do business to seek to change existing business relationships. Any such change may materially and adversely affect our business. Any disruption in our operations could adversely affect the combined company’s ability to maintain relationships with customers, distributors, partners, suppliers and employees or to achieve the anticipated benefits of the acquisition.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt and Ateb, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited, in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us, in January 2016, we acquired Aesynt, and in December 2016, we acquired Ateb. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
We may fail to realize the potential benefits of recently acquired businesses.
In 2016 we acquired Aesynt and Ateb in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell, Aesynt, and Ateb. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

•	inability or failure to expand bookings and sales;

•	inability to maintain business relationships with customers and suppliers of newly acquired companies, such as Ateb, due to post-acquisition disruption;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.
The actual integration may result in additional and unforeseen expenses or delays. If we are not able to successfully integrate the acquired businesses and their operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, or if newly developed solutions, such as our XT Series, are not adopted in the same time frame and/or quantity as we anticipate, our business will suffer.
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
    There is a risk that these developments, such as our XT Series, or enhancement, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products, such as our XT Series, or any new products, such as our M5000 and VBM 200/F packages for multimedication blister cards, or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. In December 2016, we withdrew an additional $40.0 million from the revolving credit facility. As of December 31, 2016, $34.5 million of the credit facilities has been paid off. The remaining loan balances at December 31, 2016 were $192.5 million of term loans and $68.0 million of revolving loans.
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
If goodwill or other intangible assets that we recorded in connection with the Aesynt and Ateb Acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb Acquisitions in 2016, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of December 31, 2016, we had recorded approximately $516 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our new XT Series solutions, and, while the initial customer response has been positive, we cannot guarantee that demand, particularly in the near term, will meet our expectations. In addition, our M5000 and VBM 200/F automated pharmacy solutions for multi-medication blister card packaging are also new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities' existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.
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
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer's larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entail larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. In addition, new product announcements, such as that of our new XT Series, can cause a delay in our customers' decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. The introduction of our XT Series and our ability to manufacture sufficient quantities, to meet our customers' installation schedules, has increased these forecasting difficulties. Because we recognize revenue for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer's site, any delay in installation by our customers will also cause a delay in the recognition of the revenue for that system.
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
Regarding our expenses, our ability to control expense is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, incur significant R&D expenses prior to, or without recognizing the benefits, of those solutions under development, incur acquisition-related integration expenses greater than those we anticipate, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with any reduction in our revenue, which could harm our results of operations and financial position.
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
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	our ability to execute the manufacturing ramp up of our new XT Series;

•	the impact of the reduction in our workforce and closure of our Nashville, Tennessee and Slovenia facilities;

•	our ability to continue cost reduction efforts;

•	our ability to implement development and manufacturing Centers of Excellence;

•	the size, product mix and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions;

•	changes in pricing policies by us or our competitors;

•	the number, timing and significance of product enhancements and new product announcements by us or our competitors;

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
A number of group purchasing organizations, including Intalere (f.k.a. Amerinet, Inc.), Vizient Inc, Premier Inc., Cardinal Health, AmerisourceBergen, and HealthTrust Purchasing Group have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2016, they have, in some periods, comprised up to 17% of our Medication Adherence segment revenues. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
We depend on a limited number of suppliers for our products and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we have entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risk associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users' acceptance of our products. These impacts could damage customer relationships and could harm our business.
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
Our common stock traded between $25.06 and $40.50 per share during the year ended December 31, 2016. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	changes in our operating results;

•	developments in our relationships with corporate customers;

•	developments with respect to the Aesynt and Ateb Acquisitions;

•	changes in the ratings of our common stock by securities analysts;

•	announcements by us or our competitors of technological innovations or new products;

•	announcements by us or our competitors of acquisitions of businesses, products or technologies; or

•	general economic and market conditions.
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
On March 17, 2015, we announced that we were delaying the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report") beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.5 million as of December 31, 2016.
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
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200/F is manufactured by a third part and sold by us pursuant to a distribution and supplier agreement. If we lose access to third-party technologies, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we may need to begin efforts to comply with final converged accounting standards to be established by the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") for revenues, leases and other components of our financial reporting. These new standards could require us to modify our accounting policies. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.2 million shares of our common stock, at a weighted-average exercise price of $26.06 per share as of December 31, 2016. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Changes in our tax rates, the adoption of new tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the United States and other foreign jurisdictions. Our provision for (benefit from) income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
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
Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the "EU"), commonly referred to as “Brexit”. As a result of this vote, negotiations are expected to commence to determine the terms of the United Kingdom’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the United Kingdom and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the United Kingdom and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the United Kingdom may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other

European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.
The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies that use "conflict minerals" mined from the Democratic Republic of Congo and adjoining countries, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, we may take actions to change materials or designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
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

ITEM 2. PROPERTIES
Our headquarters are located in leased facilities in Mountain View, California. The following is a list of our leased facilities and their primary functions.

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Medication Adherence	132,500
Cranberry, Pennsylvania (1)	Administration, marketing, and research and development	Automation and Analytics	116,300
Warrendale, Pennsylvania (1)	Manufacturing and Administration	Automation and Analytics	107,000
Mountain View, California	Administration, marketing, and research and development	Automation and Analytics	99,900
Irlam, United Kingdom	Administration, sales, marketing and distribution center	Medication Adherence	61,000
Raleigh, North Carolina(2)	Administration, marketing, and research and development	Medication Adherence	48,200
Milpitas, California	Manufacturing	Automation and Analytics	46,300
Waukegan, Illinois	Technical support and training	Automation and Analytics	38,500
Nashville, Tennessee(3)	Research and development and marketing	Automation and Analytics	24,800
Bochum, Germany	Administration, sales, marketing and distribution center	Automation and Analytics	11,000
_________________________________________________
(1) Leased facilities as a result of Aesynt Acquisition in January 5, 2016
(2) Leased facility as result of Ateb Acquisition in December 8, 2016
(3) We plan the closure of these facilities in 2017
We also have smaller rented offices in Strongsville, Ohio, the United Arab Emirates, the People's Republic of China, Hong Kong, and the Federal Republic of Germany, and as a result of our recent acquisitions of Mach4, Avantec, Aesynt and Ateb we have smaller rented facilities in France, the United Kingdom, Canada, Italy, and Slovenia(3).
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, see Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on The NASDAQ Global Select Market under the symbol "OMCL". The following table sets forth the high and low sales prices per share of our common stock for the periods indicated.

Year Ended December 31, 2016	High	Low
Fourth Quarter	$38.52	$30.35
Third Quarter	$40.50	$33.99
Second Quarter	$34.71	$26.46
First Quarter	$30.78	$25.06

Year Ended December 31, 2015	High	Low
Fourth Quarter	$32.21	$26.08
Third Quarter	$40.80	$30.09
Second Quarter	$39.10	$33.78
First Quarter	$35.79	$30.35
Stockholders
There were 111 registered stockholders of record as of December 31, 2016. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell's common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2011. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)(2)
Among Omnicell, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index and
the NASDAQ Health Services Index
_________________________________________________

(1)	$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

(2)
This section is not deemed "soliciting material" or to be "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2011	2012	2013	2014	2015	2016
Omnicell, Inc.	100.00	90.01	154.54	200.48	188.14	205.21
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Health Care	100.00	124.44	193.41	245.57	257.17	211.94
NASDAQ Health Services	100.00	115.47	167.94	204.39	220.44	188.28
Stock Repurchase Programs
There were no stock repurchases during 2016. Refer to Note 12, Stock Repurchases, of the Notes to Consolidated Financial Statements in this annual report for additional information.

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

	Year Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013	2012 (4)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$692,623	$484,559	$440,900	$380,585	$314,027
Gross profit	313,800	247,930	233,860	203,399	170,588
Income from operations	6,481	48,632	49,583	35,299	27,126
Net income	603	30,760	30,518	23,979	16,178
Net income per share:
Basic	$0.02	$0.86	$0.86	$0.69	$0.49
Diluted	$0.02	$0.84	$0.83	$0.67	$0.47
Shares used in per shares calculations:
Basic	36,156	35,857	35,650	34,736	33,307
Diluted	36,864	36,718	36,622	35,777	34,213

	December 31,
	2016	2015 (2)	2014 (3)	2013	2012 (4)
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$935,103	$578,747	$560,214	$492,501	$441,819
Total liabilities	503,496	176,359	170,116	143,504	134,269
Total stockholders' equity	$431,607	$402,388	$390,098	$348,997	$307,550
__________________________________________________
(1)    Includes Aesynt and Ateb financial results as of the acquisition dates of January 2016 and December 2016, respectively.
(2)    Includes Avantec and Mach4 financial results as of April 2015, the acquisition date.
(3)    Includes Surgichem financial results as of August 2014, the acquisition date.
(4)    Includes MTS financial results as of May 2012, the acquisition date.

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

Omnicell Medication Adherence solutions, including the MTS and Ateb brands, provide innovative medication adherence packaging solutions that can help reduce costly hospital readmissions and enable institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 85% of our total revenues in 2016 and we expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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
Medication Adherence
The Medication Adherence segment primarily includes the development, manufacturing and selling of consumable medication blister cards, packaging equipment, medication synchronization platform, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, SureMed, Ateb, and the Omnicell brands. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Recently acquired Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies.
For further description of our operating segments, please refer to Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this annual report.
Strategy
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have and intend to continue to invest in the strategies which we believe have generated and will continue to generate our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

•
Development of differentiated solutions. We invest in the development of products that we believe bring patient safety and workflow efficiency to our customers’ operations that they cannot get from other competing solutions. These differentiators may be as small as how a transaction operates or information provided on a report or as large as the entire automation of a workflow that would otherwise be completed manually. We intend to continue our focus on differentiating our products, and we carefully assess our investments regularly as we strive to ensure those investments provide the solutions most valuable to our customers.

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
Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, in December 2016 we introduced the XT Series, our new generation of medication and supply automation that is fully integrated on our Unity enterprise platform. The XT Series includes automated medication and supply dispensing cabinets, the Anesthesia Workstation, and Controlled Substance Manager. The XT Automated Medication Cabinets are expected to also be integrated with Connect-Rx® from Aesynt, so customers in the United States who use AcuDose-Rx® cabinets can take advantage of the new hardware without changing their software or server infrastructure. As part of this product introduction we developed a new hardware and electronics architecture for the XT Series. The new design enables more medications to be stocked within the same footprint—the XT cabinets offer up to 50% more capacity compared with similar units on the market.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on three markets: Western Europe where we sell solutions through a direct sales team; Middle Eastern countries of the Arabian Peninsula where new healthcare facility construction is taking place; and in China, where we launched a Mandarin version of our automated dispensing systems. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, our acquisition of Aesynt in January 2016, and most recently, our acquisition of Ateb in December 2016. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within twelve months and, other than subscription based sales, generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased by 38%, from $392 million in 2015 to $541 million in 2016, driven by the success of our growth strategies in differentiated products, new markets and, by the contributions from recent acquisitions of Aesynt, Ateb, Mach4 and Avantec.
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
The growth in our Automation and Analytics revenue was driven primarily by our success in consistently expanding through acquisitions and growing the number of our customer installations for the year ended December 31, 2016. To a lesser extent, but of equal importance, revenue growth was also driven by our success in upgrading installed customers to our G4 technology, which is in line with our strategy of striving to deliver differentiated innovation in our solutions. Our larger installed base has provided growth opportunities and, as a result, our service revenues have also grown for the year ended December 31, 2016.
The growth in the Med Adherence revenue was primarily driven by further market penetration and adoption of our automated and semi-automated packaging equipment within the United States, as well as modest price increases across the product line.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2017, we also intend to manage our business to operating profit margins similar to those achieved in 2016. Our full-time headcount of approximately 2,444 on December 31, 2016, an increase of 993 from December 31, 2015, is dedicated to bringing our strategies to bear in all the markets in which we participate.
On February 15, 2017, we announced our intention to create Centers of Excellence (“COE”) for product development, engineering and manufacturing with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we will be reducing our workforce by approximately 100 full-time employees, or about 4% of the total headcount, anticipated to be completed in the first quarter of 2017. This reduction in force includes the closure of our Nashville, Tennessee office and our manufacturing facility in Slovenia.
2016 Acquisitions
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt pursuant to the Aesynt's Securities Purchase Agreement. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The purchase price consideration was $271.5 million, net of cash acquired of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations since January 6, 2016, and presented as part of the Automation & Analytics segment.
On December 8, 2016, we completed our acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”) pursuant to the Ateb's Securities Purchase Agreement. Ateb is a provider of pharmacy-based patient care solutions and the medication synchronization solutions leader to independent and chain pharmacies with over one million active pharmacy patients. The purchase price consideration was $40.7 million, net of cash acquired of $0.9 million. The results of Ateb's operations have been included in our consolidated results of operations beginning December 9, 2016, and presented as part of the Medication Adherence segment.
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

Revenue recognition
We earn revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services that are sold in the healthcare industry, our principal market. Revenues are reported net of discounts and rebates provided to our customers. Our customer arrangements typically include one or more of the following deliverables:
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
We recognize revenue when the earnings process is complete, based upon our evaluation of whether the following four criteria have been met:
Persuasive evidence of an arrangement exists. We use signed customer contracts and customer purchase orders as evidence of an arrangement for leases and sales. For service engagements, we use a signed services agreement and a statement of work to evidence an arrangement.
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that we have delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, we recognize revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install our equipment at the end-user customer facility, we recognize revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met, net of allowance for rights of return or refund. For new distributors, where we have not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install our equipment at the end-user facility. For the sale of consumable blister cards, we recognize revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from our facilities. Assuming all other revenue criteria are met, we recognize revenue for support services ratably over the related support services contract period. We recognize revenue on training and professional services as they are performed.
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
A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 75% of the lease receivable balance, are retained in-house. Interest income on these leases is recognized as a component of product revenue using the effective interest method.
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
Inventory valuation
Inventories are stated at the lower of cost (utilizing standard costs, applying the first-in, first-out method) or net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost elements included in inventory are direct labor and materials plus applied overhead. We routinely assess on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. We write down our inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we projected, additional inventory write-downs may be required.
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
We performed a Step 1 impairment analysis as of October 1, 2016 for our Medication Adherence reporting unit. We determined that the fair value of this reporting unit exceeded the carrying value by more than 25%, and thus no impairment was indicated. Additionally, we performed a Step 0 impairment assessment analysis as of October 1, 2016 for our Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of our analysis it is more likely than not an impairment does not exist.
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
Share-based compensation
We account for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). We recognize expense related to stock compensation, including the awarding of employee stock options and restricted stock units, based on the grant date estimated fair value. We amortize the fair value of the employee stock options on a straight-line basis over the requisite service period of the award, which is generally the vesting period. We estimate the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of our common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on our historical experience of employee stock option exercises, including forfeitures. The valuation assumptions we use in estimating the fair value of employee share-based awards may change in future periods. We calculate our pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.
Accounting for income taxes
We record an income tax provision (benefit) for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes ("ASC 740"), the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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

RESULTS OF OPERATIONS
Total Revenues

		Change in			Change in
	2016	$	%	2015	$	%	2014
	(Dollars in thousands)
Product revenues	$517,944	$129,547	33%	$388,397	$28,053	8%	$360,344
Percentage of total revenues	75%			80%			82%
Service and other revenues	174,679	78,517	82%	96,162	15,606	19%	80,556
Percentage of total revenues	25%			20%			18%
Total revenues	$692,623	$208,064	43%	$484,559	$43,659	10%	$440,900

2016 compared to 2015:
Revenues were $692.6 million for the year ended December 31, 2016 compared to $484.6 million for the year ended December 31, 2015, representing an increase of approximately 43%. The year-over-year revenue increase was primarily attributed to increases in product revenues of $129.5 million and in services and other revenue of $78.5 million.
Product revenues represented 75% and 80% of total revenues for the years ended December 31, 2016 and 2015, respectively. The increase in product revenues of $129.5 million was due to the recently acquired companies, primarily Aesynt which attributed $86.9 million to the increase, and to a lesser degree, a full year of operations of Mach4 and Avantec. The remaining increase was attributed to revenue growth in our Automation and Analytics segment due to customer conversions, larger orders received from our existing customers, and higher implementations, partially offset by decreases in lease renewals. Our Medication Adherence segment contributed $3.2 million to the overall product revenue growth, primarily due to the increase in the consumable products sales of $5.2 million, partially offset by decrease in equipment sales of $2.4 million due to the timing of installations.
Service and other revenues represented 25% and 20% total revenues for the years ended December 31, 2016 and 2015, respectively. The increase in service revenues of $78.5 million was due to the recently acquired companies, primarily Aesynt which attributed $68.9 million to the increase, and to a lesser degree, a full year of operations of Mach4 and Avantec. The remaining increase was primarily attributed to revenue growth in our Automation and Analytics segment as result of higher service renewal fees driven mainly by an increase installed customer base. Our Medication Adherence segment contributed $1.6 million to primarily due to the Ateb acquisition.
Our international sales represented 15%, 17% and 11% of total revenues for the years ended 2016, 2015 and 2014, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues will continue to increase in 2017 compared to 2016, as we fulfill our existing orders, and based on our growth in bookings in 2016, some of which will be recognized as revenue in 2017. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
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
Financial Information by Segment
Revenues

		Change in			Change in
	2016	$	%	2015	$	%	2014
Revenues:	(Dollars in thousands)
Automation and Analytics	$593,626	$203,305	52%	$390,321	$36,226	10%	$354,095
Percentage of total revenues	86%			81%			80%
Medication Adherence	98,997	4,759	5%	94,238	7,433	9%	86,805
Percentage of total revenues	14%			19%			20%
Total revenues	$692,623	$208,064	43%	$484,559	$43,659	10%	$440,900

2016 compared to 2015:
The increase in Automation and Analytics revenues for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily related to an increase in product revenues of $126.4 million and an increase in service revenue of $76.9 million. The increase in product and service revenue is attributable to the recently acquired companies, primarily Aesynt, and to a lesser degree a full year of operations for Mach4 and Avantec. Aesynt contributed $86.9 million and $68.9 million to the increase in product and service revenues, respectively. The remaining increase was attributed to customer conversions, larger orders received from our existing customers, higher implementations, and higher service renewal fees driven mainly by an increase in the installed customer base, partially offset by decreases in lease renewals.
Medication Adherence revenues increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to an increase in product revenues of $3.2 million, mainly due to the increase in consumable product sales which increased $5.2 million compared to the year ended December 31, 2016. This increase was partially offset by a decrease in equipment sales of $2.4 million due to the timing of installations.
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
Medication Adherence revenues increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to an increase in product revenues of $7.4 million. The increase in product revenue was largely driven by the full year inclusion of Surgichem operations for the year ended December 31, 2015 compared to approximately four months for the year ended December 2014. This increase of approximately $8.4 million was partially offset by lower equipment sales in year 2015 in comparison to the same period of 2014. Service and other revenues remained relatively flat compared to the prior year.
Cost of Revenues and Gross Profit

		Change in			Change in
	2016	$	%	2015	$	%	2014
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$310,967	$139,024	81%	$171,943	$20,616	14%	$151,327
As a percentage of related revenues	52%			44%			43%
Medication Adherence	67,856	3,170	5%	64,686	8,973	16%	55,713
As a percentage of related revenues	69%			69%			64%
Total cost of revenues	$378,823	$142,194	60%	$236,629	$29,589	14%	$207,040
As a percentage of total revenues	55%			49%			47%

Gross profit:
Automation and Analytics	$282,659	$64,281	29%	$218,378	$15,610	8%	$202,768
Automation and Analytics gross margin	48%			56%			57%
Medication Adherence	31,141	1,589	5%	29,552	(1,540)	(5)%	31,092
Medication Adherence gross margin	31%			31%			36%
Total gross profit	$313,800	$65,870	27%	$247,930	$14,070	6%	$233,860
Total gross margin	45%			51%			53%
2016 compared to 2015:
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
Automation and Analytics
Cost of revenues increased by $139.0 million, primarily due to an increase in product costs of $101.7 million. The increase was attributed to the acquired companies, mainly Aesynt, and to a lesser degree Mach4 and Avantec due to a full year of operations in 2016. The increase in cost of product revenues from Aesynt of $78.1 million, includes the amortization expense for developed technology of $4.9 million, amortization of backlog of $13.7 million, and inventory step-up fair value adjustment of $3.7 million resulting from the purchase accounting. The remaining difference is due to customer and product mixes and overall growth in product sales. Cost of service revenues increased by $37.3 million primarily due to costs related to the acquired companies, mainly Aesynt which contributed $33.7 million to the increase in cost of service revenue.
Gross profit was $282.7 million for the year ended December 31, 2016 as compared to $218.4 million for the year ended December 31, 2015, representing an increase of approximately 29%. Gross margin percentage decreased as a result of (i) product mix from higher volume of sales of lower margin products, and (ii) lower gross margins from the acquired companies Aesynt, Mach4 and Avantec, partly due to fair value adjustments related to inventory step-up, and amortization of developed technology and backlog intangible assets.
Medication Adherence
Cost of revenues increased by $3.2 million compared to the year ended December 31, 2015. The change is due to product and service cost of revenues which increased $2.3 million and $0.9 million, respectively, mainly attributed to customer and product mixes and overall growth in product sales.
Gross profit increased due to changes in our product mix, higher manufacturing cost, and higher cost of service.
We do not anticipate any significant fluctuations in gross profit and gross margin beyond normal fluctuations caused by changes in product mix for our Automation and Analytics and Medication Adherence segments during 2017.
2015 compared to 2014:
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
Gross profit decreased due to changes in our product mix, higher manufacturing cost, and higher cost of service.

Operating Expenses and Income from Operations

		Change in			Change in
	2016	$	%	2015	$	%	2014
Operating expenses:	(Dollars in thousands)
Research and development	$57,799	$22,639	64%	$35,160	$7,358	26%	$27,802
As a percentage of total revenues	8%			7%			6%
Selling, general and administrative	249,520	81,939	49%	167,581	11,106	7%	156,475
As a percentage of total revenues	36%			35%			35%
Gain on business combination	—	3,443	(100)%	(3,443)	(3,443)	—%	—
Total operating expenses	$307,319	$108,021	54%	$199,298	$15,021	8%	$184,277
As a percentage of total revenues	44%			41%			42%

Income from operations:
Automation and Analytics	$84,148	$(20,146)	(19)%	$104,294	$7,455	8%	$96,839
Operating margin	14%			27%			27%
Medication Adherence	6,298	1,004	19%	5,294	(5,212)	(50)%	10,506
Operating margin	6%			6%			12%
Corporate expenses ("Common")	(83,965)	(23,009)	38%	(60,956)	(3,194)	6%	(57,762)
Total income from operations	$6,481	$(42,151)	(87)%	$48,632	$(951)	(2)%	$49,583
Total operating margin	1%			10%			11%
2016 compared to 2015:
Research and Development. Research and development expenses increased $22.6 million for the year ended December 31, 2016 as compared to year ended December 31, 2015, primarily driven by an increase of $22.9 million in our Automation and Analytics segment which was partially offset by a decrease of $0.3 million in Medication Adherence segment. The increase in our Automation and Analytics segment was primarily attributable to recently acquired companies, primarily Aesynt which contributed $19.4 million to the increase year over year. The remaining increase is mainly due to the increase in employee related expenses of $2.2 million as result of the increase in headcount and increase in consulting fees of $0.7 million related to ongoing research and development projects.
We expect research and development expenses to increase in 2017 as we continue to invest in new products and services. The amount of research and development expenses can fluctuate based on the amount of prototype expenses for hardware and/or the amount of capitalized software development costs.
Selling, General and Administrative. Selling, general and administrative expenses increased $81.9 million for the year ended December 31, 2016 as compared to year ended December 31, 2015 due to increases from our Automation and Analytics segment of $58.3 million, increases in corporate expenses of $22.7 million and Medication Adherence segment of $0.1 million. The increase from our Automation and Analytics segment was attributed to the newly acquired companies, primarily Aesynt which accounted for $40.7 million of the increase. The remaining increase is mainly due to (i) increase of $2.3 million in commission expense and $1.2 million in GPO fees due to increase revenue and timing of expense recognition, (ii) increase of $3.2 million in consulting and professional fees related to integration of recently acquired businesses and (iii) increase of $5.1 million employee related expenses as result of headcount increases. The increase in corporate related expenses is mainly due to (i) increase on $7.0 million in employee related expenses as result of headcount increases, (ii) increase of $1.7 million in bonus expenses, (iii) increase of $0.1 million in travel related expenses, (iv) increase of $2.5 million in depreciation expense, ( v) increase of $1.8 million in software related fees and (vi) increase of $5.8 million in health and dental insurance cost.
We anticipate selling, general and administrative expenses as a percentage of total revenues to be stable throughout 2017, however this estimate could be impacted by ongoing business development activities and external macro-economic factors.
Operating Income. Operating income from our Automation and Analytics segment for the year ended December 31, 2016 in comparison to year ended December 31, 2015 decreased to due to increased operating expenses as discussed above.
Operating income from our Medication Adherence segment for the year ended December 31, 2016 in comparison to year ended December 31, 2015 increased due to higher revenue and consistent gross margin.

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

Provision for (Benefit from) Taxes

		Change in			Change in
	2016	$	%	2015	$	%	2014
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,551)	$(18,035)	(116)%	$15,484	$(2,502)	(14)%	$17,986
Effective tax rate on earnings	131%			34%			37%
2016 compared to 2015:
We recorded a benefit from income taxes of $2.6 million and an effective tax rate of 131% for the year ended December 31, 2016, compared to a tax provision of $15.5 million and an effective tax rate of 34% for the year ended December 31, 2015. The 2016 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the favorable impact of the IRS settlement and release of reserves, the domestic production activities deduction, and a calculated benefit in state income taxes, offset by unfavorable items such as non-deductible transaction costs, and non-deductible equity charges under ASC 740-718. The increase in the annual effective tax rate as compared to 2015 was primarily due to decrease in overall profitability and the benefit recorded as a result of reserve releases after the IRS' examination.
2015 compared to 2014:
We recorded a provision for income taxes of $15.5 million and an effective tax rate of 34% for the year ended December 31, 2015, compared to an $18.0 million provision and an effective tax rate of 37% for the year ended December 31, 2014. The 2015 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the unfavorable impact of state income taxes, non-deductible equity charges under ASC 740-718, and other non-deductible expenditures, including non-deductible acquisition costs, all of which were partially offset by the domestic production activities deduction and the federal research tax credit, which was reinstated in December 2015, retroactive to the beginning of the year. The decrease in the annual effective tax rate as compared to 2014 was primarily due to the inclusion of the gain on the investment in Avantec recorded in the quarter ended June 30, 2015. This gain attributable to the increase in the fair value of Omnicell's 15% minority interest in Avantec which was revalued in conjunction with our purchase of the remaining 85% of Avantec shares is not included in taxable income.

Refer to Note 14 "Income Taxes" to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of factors affecting our ability to realize deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $54.5 million at December 31, 2016, compared to $82.2 million at December 31, 2015. All of our cash and cash equivalents are invested in demand deposits and money market funds.
Our cash position and working capital at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Cash	$54,488	$72,103
Cash equivalents	—	10,114
Total	$54,488	$82,217
Working Capital	$134,496	$139,498
Our ratio of current assets to current liabilities was 1.7:1 at December 31, 2016 compared to 2.1:1 at December 31, 2015.
Sources of Cash
On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (the “Term Loan Facility”) and a $200 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including acquisitions. The Credit Agreement replaced our Credit Agreement, dated September 25, 2013, by and among the Company, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, as amended.
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
As of December 31, 2016, we were in full compliance with all covenants.

Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt pursuant to the Aesynt's Securities Purchase Agreement. The purchase price paid by us was $271.5 million, net of cash on hand of $8.2 million. On December 8, 2016, we completed the acquisition of Ateb pursuant to the Ateb's Securities Purchase Agreement. The purchase price paid by us was $40.7 million, net of cash on hand of $0.9 million. These acquisitions were funded with cash-on-hand and borrowings under the Credit Agreement.
In accordance with the Avantec share purchase agreement, we agreed to pay our potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on bookings targets. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Additionally we retained $1.8 million of the Purchase Consideration to be held to settle any future indemnification claims within 18 months period that the Company may make following the closing. During the year 2016, we paid out $3.0 million in earn-out payments, $1.8 million in held back payments for future indemnifications, and recognized $0.6 million of contingent gain as certain booking targets were not met. We expect to pay the remaining earn-out amount of $2.4 million in the first quarter of 2017.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2016, which may result in additional use of cash. See Note 12, Stock Repurchases, of the Notes to Consolidated Financial Statements included in this annual report.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$47,937	$33,762	$65,163
Investing activities	(341,323)	(45,596)	(43,325)
Financing activities	265,715	(31,833)	(206)
Effect of exchange rate changes on cash and cash equivalents	(58)	(4)	(275)
Net increase (decrease) in cash and cash equivalents	$(27,729)	$(43,671)	$21,357
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $47.9 million for 2016, primarily as a result of $0.6 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $58.4 million, share-based compensation expense of $19.5 million, and deferred income taxes of $10.9 million. The cash outflow attributed to changes in assets and liabilities includes (i) $3.4 million increase in inventories to support sales forecast, (ii) $6.3 million decrease in other long-term liabilities mainly due to other tax liabilities, (iii) $5.0 million decrease in accounts payable due to timing of payments, and (iv) $9.6 million increase in investment in sales-type leases due to additional lease transactions entered into during the year. These amounts were partially offset by an increase in the deferred revenue of $4.5 million due to timing of orders and revenue being recognized for installed product, and decrease of $8.0 million in receivables as result of higher collections in the fourth quarter of 2016.
Net cash provided by operating activities was $33.8 million for 2015, primarily as a result of $30.8 million in net income adjusted for non-cash items, including depreciation and amortization expense of $25.6 million and share-based compensation expense of $14.9 million, partially offset by increases of $17.9 million in receivables and $10.0 million in inventory and net outflows of $9.6 million in other asset and liability accounts.
Net cash provided by operating activities was $65.2 million for 2014, primarily as a result of $30.5 million in net income adjusted for non-cash items, including depreciation and amortization expense of $20.3 million and share-based compensation expense of $12.8 million. The change in assets and liabilities accounts contributed to a net cash inflow of $1.2 million during the twelve months ended December 31, 2014.
Investing activities
Net cash used in investing activities was $341.3 million for the twelve months ended December 31, 2016, $312.2 million of which was attributable to the acquisitions of Aesynt and Ateb. Capital expenditures related to software development costs for external use, purchases of property and equipment and, purchases of intangibles contributed $14.3 million, $13.4 million, and $1.4 million, respectively.
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
Financing activities
Net cash provided by financing activities was $265.7 million for the twelve months ended December 31, 2016, as a result of $287.1 million of net proceeds from debt, $17.7 million in proceeds from employee stock option exercises and employee stock plan purchases and $2.0 million in excess tax benefits from employee stock plans, partially offset by $34.5 million of repayments of debt and revolving credit facility, $3.5 million in employees taxes paid in relation to restricted stock units and $3.0 million of payment for contingent consideration.
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
Contractual Obligations
We had $100.6 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers and other purchase commitments as of December 31, 2016 as follows:

	Payments Due by Period
	Total	2017	2018 and 2019	2020 and 2021	2022 and Thereafter
	(In thousands)
Operating leases (1)	$57,692	$11,300	$21,988	$14,078	$10,326
Purchase obligations (2)	42,946	41,071	389	1,464	22
Total (3)	$100,638	$52,371	$22,377	$15,542	$10,348
_________________________________________________

(1)
Commitments under operating leases relate primarily to leased property and office equipment. Rent expense was $9.8 million, $7.0 million and $6.8 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

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

(3)
We have recorded $6.5 million for uncertain tax positions under long-term liabilities as of December 31, 2016 in accordance with the authoritative guidance summarized in the section entitled "Critical Accounting Policies and Estimates" above. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $6.5 million in uncertain tax position liabilities have not been included in the table above. See Note 14, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report.

(4)	See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. At December 31, 2016, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company does not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and maturing on April 30, 2019. At December 31, 2016, the total debt under the credit facility exposed to interest rate fluctuation risk was $160.5 million.  An immediate increase of 1% in interest rate would results in $1.6 million of interest expense per year.
Our financial investments consist of cash and, at times, money market funds. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. When our investments include money market funds, we are somewhat exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. As of December 31, 2016, we did not have any investments in money market funds.

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
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2016 (1)	September 30, 2016	June 30, 2016	March 31, 2016 (2)
	(In thousands, except per share data) (Unaudited)
2016 Consolidated Statements of Operations Data:
Total revenue	$171,974	$176,737	$172,908	$171,004
Gross profit	74,329	81,508	78,018	79,945
Income (loss) from operations	(181)	4,928	(118)	1,852
Net income (loss)	$157	$1,983	$(1,159)	$(378)
Net income (loss) per share:
Basic	$—	$0.05	$(0.03)	$(0.01)
Diluted	$—	$0.05	$(0.03)	$(0.01)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015 (3)	March 31, 2015
	(In thousands, except per share data) (Unaudited)
2015 Consolidated Statements of Operations Data:
Total revenue	$130,316	$125,234	$112,788	$116,221
Gross profit	65,080	63,703	57,462	61,685
Income from operations	11,970	13,859	12,424	10,379
Net income	$7,655	$8,036	$8,751	$6,318
Net income per share:
Basic	$0.22	$0.22	$0.24	$0.18
Diluted	$0.21	$0.22	$0.24	$0.17

(1)	Includes Ateb results as of the acquisition date.

(2)	Includes Aesynt results as of the acquisition date.

(3)	Includes Avantec and Mach4 results as of the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2016, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control over Financial Reporting
Except as disclosed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2016.

We have completed the integration of recently acquired businesses, Aesynt, Mach4 and Avantec into our systems and control environment as of December 31, 2016.

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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
The following documents are included as part of this annual report:

(1)	Consolidated Financial Statements:

(2)	Exhibits: The information required by this item is set forth on the exhibit index which follows the signature page of this report.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Omnicell, Inc.
Mountain View, California

We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Omnicell, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2017

To the Board of Directors and Stockholders of
Omnicell, Inc.
Mountain View, California
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 28, 2017

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$54,488	$82,217
Accounts receivable, net of allowances of $4,796 and $1,240, respectively	150,303	107,957
Inventories	69,297	46,594
Prepaid expenses	28,646	19,586
Other current assets	12,674	7,774
Total current assets	315,408	264,128
Property and equipment, net	42,011	32,309
Long-term investment in sales-type leases, net	20,585	14,484
Goodwill	327,724	147,906
Intangible assets, net	190,283	89,665
Long-term deferred tax assets	4,041	2,361
Other long-term assets	35,051	27,894
Total assets	$935,103	$578,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,069	$22,646
Accrued compensation	26,722	18,195
Accrued liabilities	31,195	30,133
Long-term debt, current portion, net	8,410	—
Deferred revenue, net	87,516	53,656
Total current liabilities	180,912	124,630
Long-term deferred revenue	17,051	17,975
Long-term deferred tax liabilities	51,592	21,822
Other long-term liabilities	8,210	11,932
Long-term debt, net	245,731	—
Total liabilities	503,496	176,359
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 45,778 and 44,739 shares issued; 36,633 and 35,594 shares outstanding, respectively	46	45
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	525,758	490,354
Retained earnings	100,396	99,793
Accumulated other comprehensive income	(9,519)	(2,730)
Total stockholders’ equity	431,607	402,388
Total liabilities and stockholders’ equity	$935,103	$578,747
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
Revenues:
Product	$517,944	$388,397	$360,344
Services and other revenues	174,679	96,162	80,556
Total revenues	692,623	484,559	440,900
Cost of revenues:
Cost of product revenues	302,437	198,418	173,419
Cost of services and other revenues	76,386	38,211	33,621
Total cost of revenues	378,823	236,629	207,040
Gross profit	313,800	247,930	233,860
Operating expenses:
Research and development	57,799	35,160	27,802
Selling, general and administrative	249,520	167,581	156,475
Gain on business combination	—	(3,443)	—
Total operating expenses	307,319	199,298	184,277
Income from operations	6,481	48,632	49,583
Interest and other income (expense), net	(8,429)	(2,388)	(1,079)
Income (loss) before provision for income taxes	(1,948)	46,244	48,504
Provision for (benefit from) income taxes	(2,551)	15,484	17,986
Net income	$603	$30,760	$30,518
Net income per share:
Basic	$0.02	$0.86	$0.86
Diluted	$0.02	$0.84	$0.83
Weighted-average shares:
Basic	36,156	35,857	35,650
Diluted	36,864	36,718	36,622
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Net income	$603	$30,760	$30,518
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain on interest rate swap contracts	1,245	—	—
Foreign currency translation adjustments	(8,034)	(1,369)	(1,532)
Other comprehensive loss	(6,789)	(1,369)	(1,532)
Comprehensive income (loss)	$(6,186)	$29,391	$28,986
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2013	41,842	$41	(6,837)	$(110,962)	$421,232	$38,515	$171	$348,997
Net income		—	—	—	—	30,518	—	30,518
Other comprehensive income (loss)	—	—	—	—	—	—	(1,532)	(1,532)
Stock repurchases	—	—	(884)	(24,091)	—	—	—	(24,091)
Share-based compensation	—	—	—	—	12,785	—	—	12,785
Issuance of common stock under employee stock plans	1,695	2	—	—	21,793	—	—	21,795
Tax payments related to restricted stock units	—	—	—	—	(3,744)	—	—	(3,744)
Income tax benefits from employee stock plans	—	—	—	—	5,370	—	—	5,370
Balances as of December 31, 2014	43,537	43	(7,721)	(135,053)	457,436	69,033	(1,361)	390,098
Net income		—	—	—	—	30,760	—	30,760
Other comprehensive income (loss)	—	—	—	—	—	—	(1,369)	(1,369)
Stock repurchases	—	—	(1,424)	(50,021)	—	—	—	(50,021)
Share-based compensation	—	—	—	—	14,921	—	—	14,921
Issuance of common stock under employee stock plans	1,202	2	—	—	17,089	—	—	17,091
Tax payments related to restricted stock units	—	—	—	—	(3,627)	—	—	(3,627)
Income tax benefits from employee stock plans	—	—	—	—	4,535	—	—	4,535
Balances as of December 31, 2015	44,739	45	(9,145)	(185,074)	490,354	99,793	(2,730)	402,388
Net income		—	—	—	—	603	—	603
Other comprehensive income (loss)	—	—	—	—	—		(6,789)	(6,789)
Share-based compensation	—	—	—	—	19,500	—	—	19,500
Issuance of common stock under employee stock plans	1,039	1	—	—	17,691	—	—	17,692
Tax payments related to restricted stock units	—	—	—	—	(3,490)	—	—	(3,490)
Income tax benefits from employee stock plans	—	—	—	—	1,703	—	—	1,703
Balances as of December 31, 2016	45,778	$46	(9,145)	$(185,074)	$525,758	$100,396	$(9,519)	$431,607
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities	(In thousands)
Net income	$603	$30,760	$30,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,362	25,639	20,272
Loss on disposal of fixed assets	35	238	167
Impairment of equity investments	—	—	350
Gain on business combinations	—	(3,443)	—
Gain related to contingent liability	(600)	—	—
Share-based compensation expense	19,500	14,921	12,785
Income tax benefits from employee stock plans	1,703	4,535	5,370
Excess tax benefits from employee stock plans	(1,963)	(4,724)	(5,834)
Deferred income taxes	(10,882)	(1,092)	1,402
Amortization of debt financing fees	1,590	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	8,047	(17,941)	(21,858)
Inventories	(3,362)	(10,032)	1,960
Prepaid expenses	(4,321)	4,049	(4,296)
Other current assets	(1,093)	638	53
Investment in sales-type leases	(9,639)	(4,661)	1,048
Other long-term assets	2,043	496	297
Accounts payable	(4,963)	(2,841)	1,611
Accrued compensation	(2,052)	(2,032)	270
Accrued liabilities	(3,287)	5,456	5,512
Deferred revenue	4,480	(5,521)	13,687
Other long-term liabilities	(6,264)	(683)	1,849
Net cash provided by operating activities	47,937	33,762	65,163
Investing Activities
Purchase of intangible assets, intellectual property and patents	(1,372)	(415)	(327)
Software development for external use	(14,348)	(12,132)	(10,353)
Purchases of property and equipment	(13,445)	(7,542)	(11,922)
Business acquisitions, net of cash acquired	(312,158)	(25,507)	(20,723)
Net cash used in investing activities	(341,323)	(45,596)	(43,325)
Financing Activities
Proceeds from debt, net	287,051	—	—
Repayment of debt and revolving credit facility	(34,500)	—	—
Payment for contingent consideration	(3,000)	—	—
Proceeds from issuances under stock-based compensation plans	17,691	17,091	21,795
Employees' taxes paid related to restricted stock units	(3,490)	(3,627)	(3,744)
Excess tax benefits from employee stock plans	1,963	4,724	5,834
Common stock repurchases	—	(50,021)	(24,091)
Net cash provided by (used in) financing activities	265,715	(31,833)	(206)
Effect of exchange rate changes on cash and cash equivalents	(58)	(4)	(275)
Net increase (decrease) in cash and cash equivalents	(27,729)	(43,671)	21,357
Cash and cash equivalents at beginning of period	82,217	125,888	104,531
Cash and cash equivalents at end of period	$54,488	$82,217	$125,888
Supplemental cash flow information
Cash paid for interest	$5,344	$76	$61
Cash paid for taxes, net of refunds	$11,091	$11,871	$9,161
Supplemental disclosure of non-cash investing activities
Non-cash activity business acquisition	$—	$7,386	$—
Unpaid property and equipment purchases	$246	$1,398	$273

The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company's major products are automated medication, supply control systems and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company's market is primarily located in the United States, Canada and United Kingdom. "Omnicell" or the "Company" refer to Omnicell, Inc. and its subsidiaries.
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
On January 5, 2016, the Company completed its acquisition of Aesynt Holding Cooperatief U.A. (“Aesynt”). On December 8, 2016, the Company completed its acquisition of Ateb, Inc. and Ateb Canada Ltd. (together, “Ateb”). On April 21, 2015, the Company completed its acquisition of Mach4 Automatisierungstechnik GmbH (“Mach4”). On April 30, 2015, the Company acquired the remaining 85% of the issued and outstanding ordinary shares of Avantec Healthcare Limited (“Avantec”) not already held by Omnicell. The consolidated financial statements include the results of operations of these recently acquired companies, commencing as of their respective acquisition dates. The significant accounting policies of the acquired businesses have been aligned to conform to the accounting policies of Omnicell.
Certain prior year amounts have been reclassified to conform to 2016 presentation. These reclassifications include; (i) provision for excess and obsolete inventories and provision for receivables allowance have been reclassified/combined with inventories and accounts receivable within net cash provided by operating activities in the Consolidated Statements of Cash Flows, and (ii) the deferred service revenue and deferred gross profit have been combined under deferred revenue, net.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, accounts receivable and notes receivable from investment in sales-type leases, inventory valuation, capitalized software development costs, valuation and impairment of goodwill, purchased intangibles and long-lived assets, share-based compensation and accounting for income taxes.
Segment reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses. See Note 13, Segment and Geographical Information, for addition information on segment reporting.
The operating results of the recently acquired Aesynt, Mach4 and Avantec businesses are included in the Company's Automation and Analytics reportable segment. The operating results of the recently acquired Ateb business is included in the Medication Adherence reportable segment.
Foreign currency translation and remeasurement
Most of the Company's foreign subsidiaries use the local currency of their respective countries as their functional currency. The Company translates the assets and liabilities of such non-U.S. dollar functional currency subsidiaries into U.S.

dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as foreign currency translation adjustments and included in accumulated other comprehensive income in stockholders’ equity.
The Company’s foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property and non-monetary assets and liabilities at historical rates. Gains and losses from such foreign currency remeasurement is recorded in interest and other income (expense).
Revenue recognition
The Company earns revenues from sales of our medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, our principal market. Revenues are reported net of discounts and rebates provided to its customers. The Company's customer arrangements typically include one or more of the following deliverables:
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
Delivery has occurred. Equipment and embedded software product delivery is deemed to occur upon successful installation and receipt of a signed and dated customer confirmation of installation letter, providing evidence that the Company has delivered what a customer ordered. In instances of a customer self-installation, product delivery is deemed to have occurred upon receipt of a signed and dated customer confirmation letter. If a sale does not require installation, the Company recognizes revenue on delivery of products to the customer, including transfer of title and risk of loss, assuming all other revenue criteria are met. For existing distributors, where installation of equipment training has been previously provided and the distributor is certified to install the Company's equipment at the end-user customer facility, the Company recognizes revenue from sales of products to the distributor upon shipment assuming all other revenue criteria are met, net of allowance for rights of return or refund. For new distributors, where the Company has not provided installation of equipment training, revenue on the sales of products to the distributor is deferred until the distributor has completed the Distributor Training Program and has been certified to install the Company's equipment at the end-user facility. For the sale of consumable blister cards, the Company recognizes revenue when title and risk of loss of the products shipped have transferred to the customer, which usually occurs upon shipment from the Company's facilities. Assuming all other revenue criteria are met, the Company recognizes revenue for support services ratably over the related support services contract period. The Company recognizes revenue on training and professional services as they are performed.
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
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 45% of the lease receivable balance, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
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
Cash and Cash Equivalents and Fair Value of Financial Instruments. The Company classifies investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. The Company's cash equivalents are maintained in demand deposit accounts with financial institutions of high credit quality, and are invested in institutional money market funds, short-term bank time deposits and similar short duration instruments with fixed maturities. The Company continuously monitors the credit worthiness of the financial institutions and institutional money market funds in which it invests. The Company has not experienced any credit losses from its cash investments.
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
Interest rate swap agreements. During the second quarter of 2016, the Company entered into interest rate swap agreements. The interest rate swap agreements, at their inception, qualified for and were designated as cash flow hedging instruments. In accordance with the Derivatives and Hedging Topic of the Accounting Standards Codification ("ASC"), the

Company records its interest rate swaps on its consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test. For further information regarding these interest rate swap agreements, please refer to Note 4, "Cash and Cash Equivalents and Fair Value of Financial Instruments".
Debt. The Company has entered into a Credit Agreement which provides for (a) a five-year revolving credit facility and (b) a five-year term loan facility (Facilities). The amount borrowed under these facilities is recorded at its carrying value at December 31, 2016. The fair value at December 31, 2016 approximates the carrying value.
Accounts receivable and notes receivable from investment in sales-type leases
The Company actively manages its accounts receivable to minimize credit risk. The Company typically sells to customers for which there is a history of successful collection. New customers are subject to a credit review process, which evaluates that customer's financial position and ability to pay. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. The Company records specific allowances for doubtful accounts when it becomes aware of a specific customer's impaired ability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. There were no significant customers that accounted for more than 10% of the Company's accounts receivable as of December 31, 2016 and December 31, 2015.
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
Sales of accounts receivable
The Company records the sale of its accounts receivables as "true sales" in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $28.7 million, $38.6 million and $62.0 million during fiscal year 2016, 2015, and 2014, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable included approximately $0.2 million, $0.8 million and $1.1 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
Inventory
Inventories for 2016 are stated at the lower of cost (utilizing standard costs, applying the first-in, first-out method) or net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost elements included in inventory are direct labor and materials plus applied overhead. The Company routinely assesses on-hand inventory for timely identification and measurement of obsolete, slow-moving or otherwise impaired inventory. The Company writes down its inventory for estimated obsolescence, excess or unmarketable quantities equal to the difference between the cost of the inventory and its estimated market value based on assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than the Company projected, additional inventory write-downs may be required.
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with the Company's supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of two months' notice. Purchases from this supplier were $47.9 million, $41.7 million and $34.5 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

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
Depreciation and amortization of property and equipment was $15.0 million, $12.8 million and $11.3 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $2.2 million and $1.2 million of costs related to the application development of enterprise-level software that was included in property and equipment during the years ended December 31, 2016 and December 31, 2015, respectively.
Software development costs
The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes feasibility when it completes a working model and amortizes development costs over the estimated lives of the related products ranging from three to five years. The Company capitalized software development costs of $14.3 million and $12.1 million which are included in other assets as of December 31, 2016 and December 31, 2015, respectively. The Company recorded $7.1 million, $5.8 million and $4.4 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. All development costs prior to the completion of a working model are recognized as research and development expense.
Deferred revenue
Deferred revenue arise when customers have been billed and/or have received products and/or services in advance of revenue recognition. The Company's deferred revenue, net, presented as short term consists primarily of (i) unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment, and (ii) the current portion of unearned service contracts for which revenue is recognized over their duration. Long-term deferred revenue includes long term portion of unearned service contracts.
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
The Company performed a Step 1 impairment analysis as of October 1, 2016 for its Medication Adherence reporting unit. The Company determined that the fair value of this reporting unit exceeded the carrying value by more than 25%, and thus no impairment was indicated. Additionally, the Company performed a Step 0 impairment assessment analysis as of October 1, 2016 for its Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis it is more likely than not an impairment does not exist.
Intangible assets. In connection with the Company's acquisitions, it generally recognizes assets for customer relationships, technology and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from 1 to 30 years. Amortization for developed technology and backlog is recognized in cost of product revenues, and amortization for customer relationships, non-compete agreements, and trade names is recognized in selling, general and administrative expenses.
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
Valuation of share-based awards
The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). The Company recognizes compensation expense related to stock-based compensation based on the grant date estimated fair value. The Company amortizes the fair value of the employee stock awards on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Company estimates the fair value of stock-based compensation awards using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on the Company's historical experience of employee stock option exercises, including forfeitures. The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods. The Company calculates its pool of excess tax benefits available within additional paid-in capital in accordance with the provisions of ASC 718.
Accounting for income taxes
The Company records an income tax provision (benefit) for the anticipated tax consequences of the reported results of operations. In accordance with U.S. GAAP, the provision for (benefit from income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of change. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.
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
Commissions
Sales commissions are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and recorded in prepaid expenses upon execution of a non-cancelable customer contract and subsequently expensed in the period of revenue recognition. Commission expense was $22.0 million, $13.7 million and $14.0 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2016, respectively.
Shipping costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Shipping and handling expenses were $12.1 million, $8.5 million and $7.4 million for the year ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
Recently adopted accounting standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with retrospective application required along with certain disclosures about the change in accounting principle, including the effect of the change on the financial statement line items. As required under ASU 2015-03 the Company has presented the deferred issuance cost related to the debt facilities of $7.9 million as a reduction of the debt liability. Refer to Note 8, Debt and Credit Agreement, for additional information.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on determining whether a cloud computing arrangement contains a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted ASU 2015-05 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-05 did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2016.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This ASU changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. It applies to entities that measure inventory using a method other than last-in, first-out (LIFO) and the retail inventory method (RIM). The guidance is effective for fiscal years beginning after December 15, 2016. The Company adopted

ASU 2015-11 on a prospective basis beginning on January 1, 2016. The impact of ASU 2015-11 did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. An acquirer is no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU 2015-16 are effective for reporting periods beginning after December 15, 2015. The adoption of this accounting standard update did not have a material impact on the Company's consolidated financial position or results of operations for the year ended December 31, 2016.
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
Additionally, during 2016 the FASB issued several final ASUs to provide clarifications for the new revenue standard. These final ASU's were issued in March 2016, ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing, in May 2016, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients and in December 2016, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. All of these amendments have the same effective date as Topic 606, the new revenue standard. Accordingly, the Company will adopt the standard in its first quarter of fiscal year 2018. The Company is currently in the process of assessing the impact of adopting this new guidance.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that modifies or replaces existing models for trade and other receivables, debt securities, loans and certain other financial instruments. For instruments measured at amortized cost, including trade and lease receivables, loans and held-to-maturity debt securities, the standard will replace today’s “incurred loss” approach with an “expected loss” model. Entities will be required to estimate expected credit losses over the life of the instrument, considering available relevant information about the collectibility of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and will be applied prospectively with a cumulative effect adjustment as of the beginning of the first reporting period for which the guidance is effective. Early adoption is permitted for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which reduces the population of transactions that will be identified as businesses vs. assets for purposes of acquisition and disposal accounting. The standard provides an initial screen which excludes from the business definition any transaction where substantially all of the fair value is concentrated in a single (or group of similar) identifiable assets. Transactions which pass the initial screen must still contain inputs and a substantive process to meet the new business definition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with prospective application. Early adoption is permitted. The Company is currently evaluating the impact ASU 2017-01 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, that eliminates the requirement to calculate the implied fair value of goodwill (Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (measure the charge based on today’s Step 1). There is no change to the optional Step 0 for qualitative assessment of impairment. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim impairment dates after January 1, 2017. The Company is currently evaluating the impact ASU 2017-04 will have on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The effective date of the ASU 2017-05 amendments to the nonfinancial asset guidance must coincide with the adoption of the ASU 2014-09 revenue standard (expected in the first quarter of fiscal year 2018), but the transition method does not have to be the same. Transition can use either the full retrospective approach or the modified retrospective approach. The Company is currently evaluating the impact ASU 2017-05 will have on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Consolidated Financial Statements through the reporting date.

Note 2. Business Combinations
2016 Acquisition Activity
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt pursuant to the Aesynt Securities Purchase Agreement. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The total consideration was $271.5 million, net of cash acquired of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations as of the time of the acquisition, and presented as part of the Automation & Analytics segment.
On December 8, 2016, the Company completed its acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”) pursuant to Ateb's Securities Purchase Agreement for $40.7 million of cash consideration, net of $0.9 million cash acquired. The cash consideration, included the repayment of Ateb indebtedness and other adjustments provided for in the Ateb's Securities Purchase Agreement. Ateb is a provider of pharmacy-based patient care solutions and the medication synchronization solutions leader to independent and chain pharmacies. The results of Ateb's operations have been included in our consolidated results of operations as of the time of the acquisition, and presented as part of the Medication Adherence segment.
The Company accounted for the acquisitions of Aesynt and Ateb in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition dates, respectively. The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company during each acquisition, respectively, reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheet:

	Aesynt	Ateb (preliminary)	Total
	(In thousands)
Cash	$8,164	$902	$9,066
Accounts receivable	43,312	7,905	51,217
Inventory	19,021	225	19,246
Other current assets	3,787	1,239	5,026
Total current assets	74,284	10,271	84,555
Property and equipment	10,389	2,447	12,836
Intangible assets	123,700	12,500	136,200
Goodwill	163,599	20,832	184,431
Other non-current assets	968	1,009	1,977
Total assets	372,940	47,059	419,999
Current liabilities	26,753	2,314	29,067
Deferred revenue, net	25,512	2,776	28,288
Non-current deferred tax liabilities	38,622	—	38,622
Other non-current liabilities	2,431	367	2,798
Total liabilities	93,318	5,457	98,775
Total purchase price	279,622	41,602	321,224
Total purchase price, net of cash received	$271,458	$40,700	$312,158
The $163.6 million of goodwill arising from the Aesynt acquisition is primarily attributed to sales of future products and services and Aesynt's assembled workforce. The Aesynt acquisition created one of the broadest product portfolio in the industry with significant offerings in automated dispensing systems, central pharmacy robotics, I.V. robotics and enterprise analytics. The goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes. Since the acquisition, the Company adjusted the preliminary value assigned to goodwill by $1.2 million to reflect measurement period adjustments related to account receivable, inventory, and other assets and liabilities (inclusive of deferred taxes) of $1.6 million, $1.1 million and ($3.9) million respectively.

The $20.8 million of goodwill arising from the Ateb acquisition is primarily attributed to sales of future products and services and Ateb's assembled workforce. The Ateb acquisition positions further the Company’s medication adherence portfolio, helping to expand the retail pharmacy footprint.
Intangibles eligible for recognition separate from goodwill were those that satisfied either the contractual/legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Aesynt		Ateb (preliminary)
	Fair value	Weighted average useful life	Fair value	Weighted average useful life
	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships	$58,200	14-16	$8,900	12
Developed technology	38,800	8	3,400	5
Backlog	20,200	1-3	—	-
In-process research and development ("IPR&D") (1)	3,900	-	—	-
Non-compete	1,800	3	100	1
Trade names	800	1	100	1
Total purchased intangible assets	$123,700		$12,500
(1) The amortization of the in-process R&D assets begins when the in-process R&D projects are complete.
Aesynt Acquisition
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
The fair value of Aesynt trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of December 31, 2016, none of the IPR&D projects have been completed, and they have progressed as previously estimated.
Ateb Acquisition
Customer relationships represent the fair value of the underlying relationships and agreements with Ateb’s customers expected to result in future sales, acquired developed technology represents the fair value of Ateb intellectual property incorporated in their products, non-compete intangible asset represents the fair value of non-compete agreements with former key members of Ateb's management, and trade name represents the fair value of brand and name recognition associated with the marketing of Ateb’s products and services.
The fair value of Ateb trade names and acquired developed technology was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5% and 5% to 6%, respectively. The fair value of customer relationships, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, both using a 15% discount rate. The intangible assets for non-compete agreements and trade name are being amortized over their estimated useful lives using the straight line method of amortization. The intangible assets for customer relationship and developed technology are being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained.

The Company incurred approximately $9.3 million in acquisition-related costs related to the Aesynt acquisition of which $6.4 million and $2.9 million were recognized in the years ended December 31, 2016 and 2015, respectively. These costs are included in selling, general and administrative expenses in the Company's Consolidated Statement of Operations. During the year ended December 31, 2016, the Company incurred and expensed approximately $1.7 million of acquisition-related costs for Ateb.
Revenues and losses from the Aesynt operations since the acquisition date through December 31, 2016 were $155.8 million and $40.5 million, respectively. Losses from operations includes the amortization of intangible assets of $27.3 million for the period presented. Revenues and losses from the Ateb operations since the acquisition date through December 31, 2016 were $1.7 million and $0.1 million, respectively, which included $0.3 million of amortization expense of intangible assets.
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
Pursuant to the terms of the Mach4 Agreement, the Company paid approximately $17.3 million in cash after adjustments provided for in the Mach4 Agreement, of which $2.7 million was placed in an escrow fund, which were distributed to Mach4's former stockholders.
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
Pursuant to the terms of the Avantec Agreement, the Company agreed to pay $12.0 million in cash (the “Purchase Consideration”) and potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on bookings targets. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Pursuant to the terms of the Avantec Agreement, the Company retained $1.8 million of the Purchase Consideration to be held to settle any future indemnification claims within 18 months period that the Company may make following the closing. During the year 2016, the Company paid out $3.0 million in earn-out payments, $1.8 million in held back payments for future indemnifications, and recognized $0.6 million of contingent gain as certain booking targets were not met. The Company expects to pay the remaining earn-out amount of $2.4 million in 2017.
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
The Company accounted for the acquisitions of March4 and Avantec in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition dates, respectively. The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company during each acquisition, respectively, reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheet.

	Mach4	Avantec	Total
	(In thousands)
Cash	$397	$3,392	$3,789
Accounts receivable	3,743	3,607	7,350
Inventory	3,580	1,428	5,008
Deferred tax assets and other current assets	368	89	457
Total current assets	8,088	8,516	16,604
Property and equipment	463	—	463
Intangibles	7,710	6,341	14,051
Goodwill	10,591	15,606	26,197
Other non-current assets	52	—	52
Total assets	26,904	30,463	57,367
Current liabilities	3,684	4,125	7,809
Non-current deferred tax liabilities	2,564	1,269	3,833
Deferred service revenue and gross profit	2,314	928	3,242
Other non-current liabilities	1,056	—	1,056
Total liabilities	9,618	6,322	15,940
Total purchase price	17,286	24,141	41,427
Total purchase price, net of cash received	$16,889	$20,749	$37,638
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
Pro forma financial information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2016 and 2015 as if these acquisitions had been acquired on January 1, 2015. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2015. The unaudited pro forma information combines the historical results of the acquisitions with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenue, inventory fair value adjustment, amortization of intangible assets, stock-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to Omnicell's accounting policies.

	Twelve months ended December 31,
	2016	2015
	(In thousands, except per share data)
Pro forma net revenues	$718,439	$522,317
Pro forma net income (loss)	$(1,330)	$1,978
Pro forma net income (loss) per share	$(0.04)	$0.05

Weighted average number of shares	36,156	36,699
Note 3. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares, less shares repurchased, plus, if dilutive, potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. The anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share.
The calculation of basic and diluted net income per share is as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
Net income	$603	$30,760	$30,518
Weighted-average shares outstanding — basic	36,156	35,857	35,650
Add: Dilutive effect of employee stock plans	708	861	972
Weighted-average shares outstanding — diluted	36,864	36,718	36,622
Net income per share — basic	$0.02	$0.86	$0.86
Net income per share — diluted	$0.02	$0.84	$0.83
Anti-dilutive weighted-average shares related to stock award plans	1,345	555	640
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents include money market funds, which have original maturities of three months or less.  Due to the short duration to maturity, the carrying value of such financial instruments approximates the estimated fair value.
Cash and cash equivalents at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Cash	$54,488	$72,103
Cash equivalents	—	10,114
Total cash and cash equivalents	$54,488	$82,217
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts and foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company's contingent consideration liability related to the Avantec acquisition is classified as Level 3 as valuation inputs are unobservable in the market and significant to the instrument’s valuation. During the year ended December 31, 2016, the Company paid $3.0 million for contingent consideration and recorded $0.2 million for accrued interest. Additionally, the Company determined the final payout amount for the remaining contingent consideration and reduced the liability from $3.0 million to $2.4 million. The reduction of the contingent liability resulted in a gain of $0.6 million which is disclosed within "Interest and other income (expense), net" capture of the Statement of Operations for the year ended December 31, 2016.
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,245	$—	$1,245
Total financial assets	$—	$1,245	$—	$1,245
Contingent consideration liability	$—	$—	$2,400	$2,400
Total financial liabilities	$—	$—	$2,400	$2,400
The significant unobservable inputs used in the fair value measurement of the contingent consideration classified as level 3 above are the achievement of booking targets and the discount rate. There have been no transfers between fair value measurement levels during the year ended December 31, 2016 and December 31, 2015.
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
Foreign Currency Risk Management
The Company operates in foreign countries, which expose it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound and Euro. In order to manage foreign currency risk, at times the Company enters into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, the Company seeks to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Consolidated Balance Sheets. The derivative instruments the Company uses to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Consolidated Statements of Operations. The Company does not enter into derivative contracts for trading purposes.
At December 31, 2016, the Company had no outstanding foreign exchange forward contracts. The aggregate notional value of these outstanding foreign exchange contracts as of December 31, 2015 was $0.4 million.
Interest Rate Swap Contracts
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
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

The fair value of the interest rate swap agreements at December 31, 2016 was $1.2 million. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

Note 5. Balance Sheet Components
Balance sheet details as of December 31, 2016 and December 31, 2015 are presented in the tables below:

	December 31, 2016	December 31, 2015
	(In thousands)
Inventories:
Raw materials	$14,322	$11,582
Work in process	7,800	1,653
Finished goods	47,175	33,359
Total inventories	$69,297	$46,594

Prepaid expenses
Prepaid commissions	$13,176	$9,240
Other prepaid expenses	15,470	10,346
Total prepaid expense	$28,646	$19,586

Property and equipment:
Equipment	$64,384	$43,533
Furniture and fixtures	6,517	5,897
Leasehold improvements	9,778	9,063
Software	35,607	30,693
Construction in progress	7,211	3,651
Property and equipment, gross	123,497	92,837
Accumulated depreciation and amortization	(81,486)	(60,528)
Total property and equipment, net	$42,011	$32,309

Other long term assets:
Capitalized software, net	$33,233	$26,011
Other assets	1,818	1,883
Total other long term assets, net	$35,051	$27,894

Accrued liabilities:
Advance payments from customers	$7,030	$8,327
Rebates and lease buyouts	4,025	4,702
Group purchasing organization fees	3,737	2,983
Taxes payable	4,003	2,768
Other accrued liabilities	12,400	11,353
Total accrued liabilities	$31,195	$30,133

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2016 and 2015:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Balance as of December 31, 2014	$(1,361)	$—	$(1,361)
Other comprehensive income (loss) before reclassifications	(1,369)	—	(1,369)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—
Net current-period other comprehensive income (loss), net of tax	(1,369)	—	(1,369)
Balance as of December 31, 2015	(2,730)	—	(2,730)
Other comprehensive income (loss) before reclassifications	(8,034)	1,385	(6,649)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(140)	(140)
Net current-period other comprehensive income (loss), net of tax	(8,034)	1,245	(6,789)
Balance as of December 31, 2016	$(10,764)	$1,245	$(9,519)

Note 6. Net Investment in Sales-Type Leases
On recurring basis, the Company enters into sales-type lease transactions which vary in length from 1.0 year to 5.0 years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Net minimum lease payments to be received	$33,591	$22,255
Less: unearned interest income portion	(2,763)	(1,014)
Net investment in sales-type leases	30,828	21,241
Less: short-term portion(1)	(10,243)	(6,757)
Long-term net investment in sales-type leases	$20,585	$14,484
(1) The short-term portion of the net investments in sales-type leases is included in the other current assets on the Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.3 million and $0.2 million as of December 31, 2016 and December 31, 2015 respectively.
At December 31, 2016, the future minimum lease payments to be received under sales-type leases are as follows:

Year ended December 31,	(In thousands)
2017	$11,172
2018	7,934
2019	6,240
2020	4,303
2021	2,396
Thereafter	1,546
Total	$33,591

Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2014	$28,543	$94,177	$122,720
Additions (1)	26,197	—	26,197
Adjustments (2)	(424)	(587)	(1,011)
Net balance as of December 31, 2015	54,316	93,590	147,906
Additions (3)	163,599	20,832	184,431
Adjustments (2)	(2,833)	(1,780)	(4,613)
Net balance as of December 31, 2016	$215,082	$112,642	$327,724
_________________________________________________
(1) Additions to goodwill as a result of the Mach4 and Avantec acquisitions in April 2015, including a $0.1 million adjustment to the purchase price in the fourth quarter of 2015 for Mach4.
(2) Adjustments reflect foreign currency exchange rate fluctuations.
(3) Additions to goodwill as a result of the Aesynt acquisition in January 2016 and Ateb acquisition in December 2016.
Intangible assets, net
The carrying amounts of intangibles as of December 31, 2016 were as follows:

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,358	$(20,930)	$(596)	$111,832	1 - 30
Acquired technology	73,599	(13,287)	(159)	60,153	3 - 20
Backlog	20,550	(14,083)	—	6,467	1 - 3
Trade names	8,667	(3,887)	(31)	4,749	1 - 12
Patents	3,154	(1,264)	—	1,890	2 - 20
Non-compete agreements	1,900	(608)	—	1,292	3
In process technology	3,900	—	—	3,900	-
Total intangibles assets, net	$245,128	$(54,059)	$(786)	$190,283
The carrying amounts of intangibles as of December 31, 2015 were as follows:

	December 31, 2015
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$69,554	$(11,315)	$(719)	$57,520	5 - 30
Acquired technology	30,870	(6,088)	59	24,841	3 - 20
Backlog	415	(163)	(11)	241	2
Trade names	8,052	(2,551)	(14)	5,487	1 - 12
Patents	1,960	(384)	—	1,576	2 - 20
Total intangibles assets, net	$110,851	$(20,501)	$(685)	$89,665

Amortization expense of intangible assets was $36.1 million, $6.9 million and $4.6 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.
The estimated future amortization expenses for intangible assets are as follows:

For the year ended December 31,	(In thousands)
2017	$25,173
2018	22,840
2019	17,402
2020	16,255
2021	14,854
Thereafter (including IPR&D)	93,759
Total	$190,283
Note 8. Debt and Credit Agreement
2016 Senior Secured Credit Facility
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
     The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2016.

      On January 5, 2016, the Company borrowed the full $200 million under the Term Loan Facility and $55 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. On December 2, 2016, the Company borrowed an additional $40 million under the Revolver Credit Facility to complete the Ateb acquisition and pay related fees and expenses. In connection with these Facilities, the Company incurred $7.9 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense was $5.3 million and $0 for the year ended December 31, 2016 and December 31, 2015, respectively.
The components of the Company’s debt obligations as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2015	Borrowings	Repayment / Amortization	December 31, 2016
	(In thousands)
Term loan facility	$—	$200,000	$(7,500)	$192,500
Revolving credit facility	—	95,000	(27,000)	68,000
Total debt under the facilities	—	295,000	(34,500)	260,500
Less: Deferred issuance cost	—	(7,949)	1,590	(6,359)
Total Debt, net of deferred issuance cost	$—	$287,051	$(32,910)	$254,141
Long term debt, current portion, net of deferred issuance cost				8,410
Long term debt, net of deferred issuance cost				$245,731
As of December 31, 2016, the carrying amount, net of deferred issuance cost of $254.1 million approximates the fair value of $256.5 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.
2013 Credit Agreement
In September 2013, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement provided for a $75.0 million revolving credit facility with a $10.0 million letter of credit sub-limit. Loans under the Credit Agreement had maturity date of September 25, 2018. The Credit Agreement permitted the Company to request one or more increases in the aggregate commitments provided that such increases do not exceed $25.0 million in the aggregate. The Company expected to use the proceeds from any revolving loans under the credit facility for general corporate purposes, including future acquisitions. The Company's obligations under the Credit Agreement were guaranteed by certain of its domestic subsidiaries and secured by substantially all of the Company's and the subsidiary guarantors’ assets. The Company had not drawn any funds under the credit facility as of December 31, 2015. On January 5, 2016, this Credit Agreement was replaced by the credit facilities discussed above.
Note 9. Deferred Revenue
Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $14.2 million and $15.7 million as of December 31, 2016 and December 31, 2015, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from the service contracts of $17.1 million and $18.0 million, as of December 31, 2016 and December 31, 2015, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. Rent expense was $9.8 million, $7.0 million and $6.8 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

The minimum future payments on non-cancelable operating leases are as follows:

For the year ended December 31,	(In thousands)
2017	$11,300
2018	10,994
2019	10,995
2020	7,358
2021	6,719
Thereafter	10,326
Total minimum future lease payments	$57,692

Purchase obligations
During the course of the business, we issue purchase orders based on our current manufacturing needs. As of December 31, 2016, the Company had non-cancelable purchase commitments of $42.9 million, which are expected to be paid within the next twelve months.
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
The Company is not a party to any legal proceedings that management believes may have a material impact on the Company's financial position or results of operations.
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
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and have not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2016 and December 31, 2015.
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
At the Company's 2009 Annual Meeting of Stockholders (the "2009 Annual Meeting"), its stockholders approved an amendment to the ESPP, which added 2.6 million shares to the reserve for future issuance. At the Company's 2015 Annual Meeting of Stockholders (the "2015 Annual Meeting"), its stockholders approved an amendment to the ESPP, which added and additional 3.0 million shares to the reserve for future issuance. There was a total of 2.8 million shares reserved for future issuance under the ESPP as of December 31, 2016.
For the year ended December 31, 2016, employees purchased 0.4 million shares of common stock under the ESPP and an aggregate of 5.5 million shares were issued under the ESPP as of December 31, 2016.
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
On December 16, 2010, at a Special Meeting of Stockholders, the Company's stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2009 Plan by 2.6 million shares and to provide that the number of common stock shares available for issuance under the 2009 Plan be reduced by 1.8 shares for each share granted as a full-value award granted on and after October 1, 2010. For each share granted as a full-value award granted prior to October 1, 2010, future shares available for grants under the 2009 Plan were reduced by 1.4 shares. Awards granted as stock options and stock appreciation rights continue to reduce the number of shares available for issuance under the 2009 Plan on a one-for-one basis. At the Company's 2013 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock authorized for issuance by 2.5 million shares. At the 2015 Annual Meeting, the Company's stockholders approved an amendment to the 2009 Plan to increase the number of shares of common stock authorized for issuance by 3.2 million shares and to provide that number of common stock shares available for issuance under the 2009 Plan be reduced by 2.15 shares for each share granted as a full value award on or after December 31, 2014. In addition, at the 2015 Annual Meeting, the Company's stockholders approved amendments to the 2009 Plan Stock providing that: (i) awards granted under the 2009 Plan will be subject to recoupment in accordance with any clawback policy that the Company may be required to adopt pursuant to applicable law and listing requirements and (ii) that the 2009 Plan will not expire by its terms but that no incentive stock options may be granted after the ten year anniversary of the earlier of the date that the 2009 Plan was adopted by the Company's Board of Directors or the date that the 2009 Plan was approved by its stockholders. There were 7.1 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2016.
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
Performance-based Restricted Stock Units
In 2011, the Company began incorporating performance-based restricted stock units ("PSUs") as an element of its executive compensation plans. In 2012, the Company granted 125,000 PSUs to its executive officers, of which 62,500 PSUs became eligible for vesting upon the achievement of a certain level of shareholder return. In 2013, the Company granted 137,500 PSUs to its executive officers all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2014, the Company granted 132,500 PSUs to its executive officers, a portion became eligible for vesting upon the achievement of a certain level of shareholder return. In 2015, the Company granted 60,000 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2016, the Company granted 122,740 PSUs to its executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2016 through March 1, 2017.
The fair value of a PSU award is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index").
Vesting for the PSUs is based both on the percentile placement of the Company's total stockholder return among the companies listed in the NASDAQ Health Care Index and time-based vesting. The Company calculates total stockholder return based on the one year annualized rates of return reflecting price appreciation plus reinvestment of dividends. For PSUs granted on February 4, 2016, stock price appreciation is calculated based on the trailing 20-day average stock price just prior the first trading day of March 2016, compared to the trailing 20-day average stock price just prior the first trading day of March 2017. For PSUs granted on February 6, 2015, stock price appreciation is calculated based on the trailing 20-day average stock price just prior the first trading day of March 2015, compared to the trailing 20-day average stock price just prior the first trading day of March 2016.
On March 3, 2015, the Compensation Committee confirmed 74.4% as the percentile rank of the Company's 2014 total stockholder return. This resulted in 100% of the 2014 PSUs, or 132,500 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 3, 2015 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 132,500 shares eligible for time-based vesting under the 2014 PSUs 93,000 shares have vested as of December 31, 2016.
On March 7, 2016, the Compensation Committee confirmed 66.0% as the percentile rank of the Company's 2016 total stockholder return. This resulted in 100% of the 2015 PSUs, or 60,000 shares, as eligible for further time-based vesting. The eligible performance based restricted stock unit awards will vest as follows: 25% of the eligible shares vested immediately on March 7, 2016 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 60,000 shares eligible for time-based vesting under the 2015 PSUs, 30,000 shares have vested as of December 31, 2016.

Valuation of share-based awards
The following assumptions were used to value share options and ESPP shares granted pursuant to our equity incentive plans:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Stock Option Plans
Risk-free interest rate	1.5%	1.7%	1.6%
Dividend yield	—%	—%	—%
Expected volatility	30.6%	32.0%	34.9%
Expected life (in years)	4.9 years	5.0 years	4.8 years

Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Employee Stock Purchase Plan
Risk-free interest rate	0.34% - 0.79%	0.03% - 0.79%	0.03% - 0.53%
Dividend yield	—%	—%	—%
Expected volatility	25.8% - 34.8%	25.7% - 37.5%	29.5% - 42.1%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
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
The following table sets forth the total share-based compensation expense recognized in the Company's Consolidated Statements of Income:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Cost of product and service revenues	$2,596	$2,111	$1,456
Research and development	3,128	2,060	1,655
Selling, general and administrative	13,776	10,750	9,674
Total share-based compensation expense	$19,500	$14,921	$12,785
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2016, December 31, 2015 and December 31, 2014. Income tax benefits realized from share-based compensation were $5.4 million, $5.0 million and $4.5 million, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Stock options activity
A summary of the stock option activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2015	2,688	$22.89	6.9
Granted (Awarded)	1,055	32.11
Exercised (Released)	(406)	19.58
Expired	(8)	30.43
Forfeited	(115)	30.19
Outstanding at December 31, 2016	3,214	26.06	7.3	$26,331
Exercisable at December 31, 2016	1,487	20.23	5.4	20,459
Vested and expected to vest at December 31, 2016 and thereafter	3,007	25.66	7.2	$25,778
The weighted-average fair value per share of options granted during 2016, 2015 and 2014 was $9.33, $9.67 and $9.12, respectively. The intrinsic value of options exercised during 2016, 2015 and 2014 was $5.6 million, $11.3 million and $14.1 million, respectively.
As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $13.3 million, which is expected to be recognized over a weighted-average vesting period of 3.0 years. As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $11.2 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Restricted stock activity
Summaries of the restricted stock activity under the 2009 Plan are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units
Non-vested at December 31, 2015	417	$28.49	1.6
Granted (Awarded)	289	32.58
Vested (Released)	(179)	26.83
Forfeited	(22)	28.37
Non-vested at December 31, 2016	505	31.42	1.6	$17,135
The weighted-average grant date fair value per share of Restricted Stock Units ("RSUs") granted during 2016, 2015 and 2014 was $32.58, $31.44 and $28.88, respectively. The total fair value of RSUs that vested in 2016, 2015 and 2014 was $4.8 million, $4.7 million and $3.2 million, respectively.
As of December 31, 2016, total unrecognized compensation cost related to RSUs was $12.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years. As of December 31, 2015, total unrecognized compensation cost related to RSUs was $11.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

	Number of Shares		Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards
Non-vested at December 31, 2015	31		$35.97
Granted (Awarded)	34		31.59
Vested (Released)	(35)		35.45
Forfeited	—	—	—
Non-vested at December 31, 2016	30		$31.57
The weighted-average grant date fair value per share of Restricted Stock Awards ("RSAs") granted during 2016, 2015 and 2014 was $31.59, $36.05 and $26.42, respectively. The total fair value of RSAs that vested in 2016, 2015 and 2014 was $1.2 million, $1.1 million and $1.0 million, respectively.
As of December 31, 2016, total unrecognized compensation cost related to RSAs was $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years. As of December 31, 2015, total unrecognized compensation cost related to RSAs was $0.4 million, which was expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-based restricted stock unit activity
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Non-vested at December 31, 2015	151	$23.33
Granted (Awarded)	123	24.66
Vested (Released)	(90)	21.95
Forfeited	—	—
Nov-vested at December 31, 2016	184	$24.89
The weighted-average grant date fair value per share of PSUs granted during 2016, 2015 and 2014 was $24.66, $29.56 and $20.94, respectively. The total fair value of PSUs that vested in 2016, 2015 and 2014 was $2.0 million, $1.9 million and $1.5 million, respectively.
As of December 31, 2016, total unrecognized compensation cost related to PSUs was approximately $1.6 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years. As of December 31, 2015, total unrecognized compensation cost related to PSUs was approximately $1.5 million, which was expected to be recognized over the remaining weighted-average period of 1.2 years.
Employee Stock Purchase Plan
The unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.5 million, and is expected to be recognized over a weighted-average period of 1.2 years as of December 31, 2016.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2016:

Number of Shares
(In thousands)
Share options outstanding	3,214
Non-vested restricted stock awards	719
Shares authorized for future issuance	3,143
ESPP shares available for future issuance	2,831
Total shares reserved for future issuance	9,907
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $2,000, annually. The Company's contributions under this plan were $1.9 million, $1.8 million and $1.3 million in 2016, 2015 and 2014, respectively.
Note 12. Stock Repurchases
On August 2, 2016, the Board of Directors (the "Board") of the Company authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of December 31, 2016, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
The timing, price and volume of repurchases are to be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain Credit Agreement, dated as of January 5, 2016, among the Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time. During the twelve months ended December 31, 2016 the Company made no repurchases of its outstanding common stock.
The following table summarizes the Company's stock repurchases during the twelve months ended December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015	December 31, 2014
	(In thousands, except per share data)
Total number of shares repurchased	1,424	884
Dollar amount of shares repurchased	$50,021	$24,091
Average price paid per share	$35.13	$27.24
Note 13. Segment and Geographical Information
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
Medication Adherence
The Medication Adherence segment includes primarily the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products, which consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care, and correctional facilities or retail pharmacies serving patients in their local communities. The financial results of Ateb acquired in the fourth quarter of 2016 are included in the Medication Adherence segment.
The historical information presented has been retrospectively adjusted to reflect the new segment reporting.
The following table summarizes the financial performance of the Company's reporting segments:

	Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Automation and Analytics (2)	Medication Adherence (2)	Total	Automation and Analytics (1)	Medication Adherence (2)	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$593,626	$98,997	$692,623	$390,321	$94,238	$484,559	$354,095	$86,805	$440,900
Cost of revenues	310,967	67,856	378,823	171,943	64,686	236,629	151,327	55,713	207,040
Gross profit	282,659	31,141	313,800	218,378	29,552	247,930	202,768	31,092	233,860
Operating expenses	198,511	24,843	223,354	114,084	24,258	138,342	105,929	20,586	126,515
Income from operations	$84,148	$6,298	90,446	$104,294	$5,294	109,588	$96,839	$10,506	107,345

Corporate costs			83,965			60,956			57,762
Income from operations			$6,481			$48,632			$49,583
_________________________________________________

(1)	Includes Avantec and Mach4 results as of April 2015, the acquisition date.

(2)	Includes Aesynt and Ateb results as of January and December 2016, respectively, the acquisition dates.
Significant customers
There were no customers that accounted for more than 10% of the Company's total revenues in 2016, 2015 and 2014.
Geographical Information
Revenues

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
United States	$591,566	$403,375	$394,234
Rest of world (1)	101,057	81,184	46,666
Total revenues	$692,623	$484,559	$440,900
______________________________________________
(1)    No individual country represented more than 10% of the respective totals.

  Property and equipment, net

	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
United States	$36,497	$29,506	$35,335
Rest of world (1)	5,514	2,803	843
Total property and equipment, net	$42,011	$32,309	$36,178
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Income Taxes
The following is a geographical breakdown of income before the provision for (benefit from) income taxes:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Domestic	$1,471	$51,089	$48,327
Foreign	(3,419)	(4,845)	177
Income before provision for (benefit from) income taxes	$(1,948)	$46,244	$48,504
The provision for (benefit from) income taxes consists of the following:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Current:
Federal	$6,724	$13,840	$14,063
State	1,323	2,475	2,274
Foreign	46	203	192
Total current income taxes	8,093	16,518	16,529
Deferred:
Federal	(3,378)	846	1,603
State	(1,802)	(379)	84
Foreign	(5,464)	(1,501)	(230)
Total deferred income taxes	(10,644)	(1,034)	1,457
Total provision for (benefit from) income taxes	$(2,551)	$15,484	$17,986

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
U.S. federal tax provision at statutory rate	$(682)	$16,181	$16,998
State taxes	(311)	1,365	1,533
Non-deductible expenses	1,212	551	809
Acquisition costs	845	239	229
Share-based compensation expense	1,941	748	461
Research tax credits	(2,075)	(1,324)	(818)
Domestic production deduction	(890)	(1,133)	(1,127)
Gain on investment	—	(1,205)	—
Tax audit settlement	(2,499)	—	—
Other	(92)	62	(99)
Total provision for (benefit from) income taxes	$(2,551)	$15,484	$17,986
Significant components of the Company's deferred tax assets (liabilities) are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets (liabilities):
Deferred revenue	$5,857	$14,020
Stock compensation	6,451	6,034
Inventory related items	2,915	2,541
Tax credit carry forwards	4,871	2,579
Reserves and accruals	929	—
Loss carry forwards	8,077	667
Other, net	847	697
Total net deferred tax assets	29,947	26,538

Intangibles	(57,427)	(28,213)
Depreciation and amortization	(20,071)	(17,185)
Reserves and accruals	—	(601)
Other, net	—	—
Total deferred tax liabilities	(77,498)	(45,999)

Net deferred tax liabilities	$(47,551)	$(19,461)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2016, no valuation allowances have been recorded in any jurisdiction.
As of December 31, 2016, the Company has an immaterial amount of state net operating loss carryforwards available for income tax purposes. For income tax purposes, the Company has federal and California research tax credits carryforwards of $1.7 million and $7.2 million, respectively. Federal research tax credit carry forwards from prior years will begin to expire in 2035. California credits are available indefinitely to reduce cash taxes otherwise payable. Pursuant to the requirements of ASC

718, the Company does not include unrealized stock option attributes as components of our gross deferred tax assets. The tax effected amount of gross unrealized net operating loss and business tax credit carry forwards excluded under ASC 718 for the year ended December 31, 2016 is $3.0 million.
In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, the Company has not made a provision for U.S. federal income and state income taxes on accumulated and current earnings of $2.5 million related to certain foreign subsidiaries because these earnings are intended to be indefinitely reinvested in operations outside the U.S. If the Company expects to distribute those earnings in the form of dividends or otherwise, the Company would be subject to U.S. and state income taxes reported as a component of income tax expense, in the amount of $1.0 million. This amount may be reduced by any foreign tax credits available at the time of repatriation.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions as the United States, California, the United Kingdom and Germany. In 2012, the Company concluded audits by the IRS and the California Franchise Tax Board for years 2008 and 2009. However, all of the net operating loss and research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such the Company's U.S. federal and California tax years remain open from 1996 and 1992, respectively. During fiscal 2016, the IRS and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended December 31, 2014.
The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2016 is as follows:

(In thousands)
Year Ended December 31, 2013	7,974
Increases related to tax positions taken during a prior period	63
Decreases related to tax positions taken during the prior period	(89)
Increases related to tax positions taken during the current period	801
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(264)
Year Ended December 31, 2014	8,485
Increases related to tax positions taken during a prior period	37
Decreases related to tax positions taken during the prior period	(895)
Increases related to tax positions taken during the current period	1,807
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(284)
Year Ended December 31, 2015	9,150
Increases related to tax positions taken during a prior period	244
Decreases related to tax positions taken during the prior period	(1,980)
Increases related to tax positions taken during the current period	6,724
Decreases related to settlements	(2,178)
Decreases related to expiration of statute of limitations	(344)
Year Ended December 31, 2016	$11,616
As of December 31, 2016 the total amount of gross unrecognized tax benefits, if realized, would decrease the Company's tax expense by approximately $7.6 million. The Company recognizes interest and/or penalties related to uncertain tax positions in operating expenses, which for 2016 was immaterial. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

Note 15. 2016 Restructuring Expenses
In second quarter of 2016, the Company integrated its Sales and Field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the year ended December 31, 2016, based on agreements with terminated employees covering salary and benefit continuation. For the year ended December 31, 2016, the Company made payments of $1.7 million and the restructuring program was concluded.
Note 16. Subsequent Events
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees, expected to be substantially completed in the first quarter of 2017. In connection with this plan, the Company will close of the Company’s Nashville, Tennessee and Slovenia facilities. Accordingly, the Company will accrue approximately $8.0 million in 2017 for restructuring related expenses.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Debited (credited) to Other Accounts (3)	Amount Written Off (4)	Acquisition and translation adjustments (5)	Balance at End of Period (1)
	(In thousands)
Year ended December 31, 2014
Accounts receivable	$490	$941	$(60)	$(165)	$—	$1,206
Investment in sales-type leases	167	—	(5)	—	—	162
Total allowances deducted from assets	$657	$941	$(65)	$(165)	$—	$1,368
Year ended December 31, 2015
Accounts receivable	$1,206	$453	$28	$(447)	$—	$1,240
Investment in sales-type leases	162	(99)	106	—	—	169
Total allowances deducted from assets	$1,368	$354	$134	$(447)	$—	$1,409
Year ended December 31, 2016
Accounts receivable	$1,240	$727	$77	$(369)	$3,121	$4,796
Investment in sales-type leases	169	85	—	—	—	254
Total allowances deducted from assets	$1,409	$812	$77	$(369)	$3,121	$5,050
__________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense, increasing the allowance.

(3)	Represents amounts debited to trade accounts receivable as recoveries, increasing the allowance.

(4)	Represents amounts written-off from the allowance and trade accounts receivable.

(5)	Represents primarily purchase price adjustments and minor foreign currency translation adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2017.

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

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 28, 2017
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2017
Peter J. Kuipers

/s/ JOANNE B. BAUER		February 28, 2017
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 28, 2017
James T. Judson	Director

/s/ VANCE B. MOORE		February 28, 2017
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 28, 2017
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		February 28, 2017
Gary S. Petersmeyer	Director

/s/ BRUCE D. SMITH		February 28, 2017
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 28, 2017
Sara J. White	Director

S- 1

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Ateb, Inc, Ateb Canada, Ltd., the related stockholders and option holders and Omnicell, Inc.	8-K	000-33043	2.1	11/29/2016

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1*	2015 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/12/2015

10.2*	2016 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/10/2016

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease, dated April 14, 2010, between Point Place II, LLC and Omnicell, Inc.	10-K	000-33043	10.10	3/11/2011

10.6	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.7	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.8*	1997 Employee Stock Purchase Plan, as amended	S-8	000-33043	99.2	7/2/2015

10.9*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.10*	2009 Equity Incentive Plan, as amended	S-8	000-33043	99.1	7/2/2015

10.11*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.12*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.13*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

10.14*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.15*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.16*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.17*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.18*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.19*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.20	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.21*	Omnicell, Inc. Amended and Restated Severance Benefit Plan	10-K	000-33043	10.27	3/30/2015

10.22*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.23*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.24	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.25	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.26	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.27	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.28	Second Amendment to Office Lease, dated December 17, 2014, by and between Omnicell, Inc. and Point Place, LLC	10-K	000-33043	10.36	3/30/2015

10.29	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Iram, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

10.30*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.31*	Amended and Restated Executive Officer Change of Control Letter Agreement	10-Q	000-33043	10.4	11/6/2015

10.32	Credit Agreement, dated as of January 5, 2016, among Omnicell, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	1/6/2016

10.33	Lease Agreement dated November 30, 1998, by and between Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc). and The Northwestern Mutual Life Insurance Company, as amended	10-Q	000-33043	10.2	5/6/2016

10.34	Lease Agreement dated November 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc.), as amended	10-Q	000-33043	10.3	5/6/2016

10.35	Second Amendment to Industrial Lease, dated February 25, 2016, by and between Evergreen Propco IV, LLC and Omnicell, Inc.	10-Q	000-33043	10.4	5/6/2016

10.36+	Lease, between Ateb Properties LLC and Ateb, Inc. dated November 28, 2016

21.1+	Subsidiaries of the Registrant

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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