Form 10-Q
period 2017-03-31
OMNICELL, Inc
filed 2017-05-05
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
              If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transitions period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 27, 2017, there were 37,163,574 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$46,348	$54,488
Accounts receivable, net of allowances of $4,416 and $4,796, respectively	131,433	150,303
Inventories	76,230	69,297
Prepaid expenses	27,775	28,646
Other current assets	12,593	12,674
Total current assets	294,379	315,408
Property and equipment, net	40,996	42,011
Long-term investment in sales-type leases, net	19,174	20,585
Goodwill	328,216	327,724
Intangible assets, net	184,127	190,283
Long-term deferred tax assets	5,624	4,041
Other long-term assets	37,247	35,051
Total assets	$909,763	$935,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,466	$27,069
Accrued compensation	28,677	26,722
Accrued liabilities	31,406	31,195
Long-term debt, current portion, net	8,410	8,410
Deferred revenue, net	90,521	87,516
Total current liabilities	197,480	180,912
Long-term deferred revenue	15,994	17,051
Long-term deferred tax liabilities	42,502	51,592
Other long-term liabilities	8,716	8,210
Long-term debt, net	206,128	245,731
Total liabilities	470,820	503,496
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 46,272 and 45,778 shares issued; 37,127 and 36,633 shares outstanding, respectively	46	46
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	541,159	525,758
Retained earnings	91,226	100,396
Accumulated other comprehensive loss	(8,414)	(9,519)
Total stockholders’ equity	438,943	431,607
Total liabilities and stockholders’ equity	$909,763	$935,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
Revenues:
Product	$98,930	$127,895
Services and other revenues	51,624	43,109
Total revenues	150,554	171,004
Cost of revenues:
Cost of product revenues	63,588	71,918
Cost of services and other revenues	22,774	19,141
Total cost of revenues	86,362	91,059
Gross profit	64,192	79,945
Operating expenses:
Research and development	16,803	13,838
Selling, general and administrative	64,625	64,255
Total operating expenses	81,428	78,093
Income (loss) from operations	(17,236)	1,852
Interest and other income (expense), net	(2,456)	(2,171)
Loss before provision for income taxes	(19,692)	(319)
Provision for (benefit from) income taxes	(8,938)	59
Net loss	$(10,754)	$(378)
Net loss per share:
Basic and diluted	$(0.29)	$(0.01)
Weighted-average shares outstanding:
Basic and diluted	36,840	35,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands)
Net loss	$(10,754)	$(378)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains on interest rate swap contracts	182	—
Foreign currency translation adjustments	923	(327)
Other comprehensive income (loss)	1,105	(327)
Comprehensive loss	$(9,649)	$(705)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2017	2016
	(In thousands)
Operating Activities
Net loss	$(10,754)	$(378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,448	14,473
Loss on disposal of fixed assets	—	13
Share-based compensation expense	5,511	3,891
Income tax benefits from employee stock plans	11	164
Deferred income taxes	(9,091)	(1,042)
Amortization of debt financing fees	397	397
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	18,870	(1,070)
Inventories	(6,933)	(5,113)
Prepaid expenses	871	1,983
Other current assets	372	324
Investment in sales-type leases	1,120	(8,928)
Other long-term assets	(38)	1,232
Accounts payable	11,104	1,568
Accrued compensation	1,955	4,114
Accrued liabilities	(115)	417
Deferred revenue	1,948	12,663
Other long-term liabilities	506	(2,701)
Net cash provided by operating activities	28,182	22,007
Investing Activities
Purchases of intangible assets, intellectual property and patents	(160)	(1,074)
Software development for external use	(4,225)	(3,070)
Purchases of property and equipment	(2,452)	(4,261)
Business acquisitions, net of cash acquired	—	(271,458)
Net cash used in investing activities	(6,837)	(279,863)
Financing Activities
Proceeds from debt, net	—	247,059
Repayment of debt and revolving credit facility	(40,000)	(20,000)
Payment for contingent consideration	—	(3,000)
Proceeds from issuances under stock-based compensation plans	10,916	5,149
Employees' taxes paid related to restricted stock units	(1,052)	(382)
Net cash provided by (used in) financing activities	(30,136)	228,826
Effect of exchange rate changes on cash and cash equivalents	651	300
Net decrease in cash and cash equivalents	(8,140)	(28,730)
Cash and cash equivalents at beginning of period	54,488	82,217
Cash and cash equivalents at end of period	$46,348	$53,487

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$865	$468
Effect of adoption of new accounting standard	$1,582	$—

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2017 and December 31, 2016, the results of its operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2017 and March 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. The Company's results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the 2017 presentation. These reclassifications include: (i) provision for excess and obsolete inventories, and (ii) provision for the allowance for doubtful accounts have been reclassified/combined with inventories and accounts receivable within net cash provided by operating activities in the Consolidated Statements of Cash Flows. These changes are not material and do not impact previously disclosed net cash provided by operating activities, net cash used in investing activities, and net cash used by financing activities.
Additionally, see "Recently adopted authoritative guidance" for the effects of first quarter adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, accounts receivable and notes receivable from investment in sales-type leases, inventory valuation, capitalized software development costs, valuation and impairment of goodwill, purchased intangibles and long-lived assets, share-based compensation, and accounting for income taxes.
Segment reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses. See Note 13, Segment and Geographical Information, for additional information on segment reporting.

Recently adopted authoritative guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017.  The impact of adoption was the recording of excess tax benefits within income tax expense, rather than in Additional Paid in Capital of $0.8 million for the three months ended March 31, 2017. The recording of excess tax benefits within income tax expense rather than Additional Paid in Capital resulted in a $0.02 per share improvement in the net loss to $(0.29) per share. Additionally, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.6 million to retained earnings. The previously unrecognized excess tax effects were recorded as a deferred tax asset. The Company also elected to apply the change in presentation to the statements of cash flows retrospectively and no longer classifies the excess tax benefits from employee stock plans as a reduction from operating cash flows, resulting in an increase of $0.2 million in the net cash provided by operating activities and a decrease of $0.2 million in the net cash provided by financing activities for the three months ended March 31, 2016. Additionally, on a prospective basis, the calculation of potential common shares for the dilutive earnings per share calculation (when profitable) no longer includes excess tax benefits under the Treasury buyback method, resulting in general in higher dilutive shares. Under ASU 2016-09, the Company made a policy election to continue with forfeiture estimation for expense calculation instead of the alternative of recognition only at forfeiture.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350, “Intangibles-Goodwill and Other.” Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the current ASC 350 requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-14 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.  The Company adopted ASU 2017-04 effective January 1, 2017.  The adoption of this authoritative guidance did not have impact on the Company's Condensed Consolidated Financial Statements or related disclosures for the period presented.
In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarifies the definition of a business and provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company adopted ASU 2017-01 effective January 1, 2017.  The adoption of this authoritative guidance did not have impact on the Company's Condensed Consolidated Financial Statements or related disclosures for the period presented.
Recently issued authoritative guidance
In May 2014, the FASB issued ASU 2014-09-Revenue from Contracts with Customers, which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, accordingly, it is possible more judgment and estimates may be required within the revenue recognition process than is required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The FASB has recently issued several amendments to ASU 2014-09, including clarification on accounting for licenses of intellectual property and identifying performance obligations. ASU 2014-09 will be effective for the Company beginning January 1, 2018.
The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying ASU 2014-09 would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. Currently, the Company is in the process of reviewing our historical contracts to quantify the impact on its consolidated financial statements. Depending on the results of the Company's review, there could be changes to the timing of revenue recognition and certain sales commission and related costs associated with obtaining and fulfilling its customer contracts. The Company will be required to capitalize and amortize incremental costs related to obtaining customer contracts, such as sales commission costs. The Company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASU 2014-09. The Company otherwise expects to complete its assessment process, including selecting a transition method for adoption, in the next two quarters of 2017.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt pursuant to the Aesynt Securities Purchase Agreement. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics, and software, including software related to medication management. The total consideration was $271.5 million, net of cash on hand at signing of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations as of the time of the acquisition, and presented as part of the Automation & Analytics segment.
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
The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company during each acquisition, respectively, reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheet:

	Aesynt	Ateb (preliminary)	Total
	(in thousands)
Cash	$8,164	$902	$9,066
Accounts receivable	43,312	7,905	51,217
Inventory	19,021	225	19,246
Other current assets	3,787	1,239	5,026
Total current assets	74,284	10,271	84,555
Property and equipment	10,389	2,447	12,836
Intangibles	123,700	12,500	136,200
Goodwill	163,599	20,832	184,431
Other non-current assets	968	1,009	1,977
Total assets	372,940	47,059	419,999
Current liabilities	26,753	2,314	29,067
Deferred revenue	25,512	2,776	28,288
Non-current deferred tax liabilities	38,622	—	38,622
Other non-current liabilities	2,431	367	2,798
Total liabilities	93,318	5,457	98,775
Total purchase price	$279,622	$41,602	$321,224
Total purchase price, net of cash received	$271,458	$40,700	$312,158

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
Intangibles eligible for recognition separate from goodwill were those that satisfied either the contractual/legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

	Aesynt		Ateb
	Fair value	Weighted average useful life	Fair value	Weighted average useful life
	(In thousands)	(In years)	(In thousands)	(In years)
Customer relationships	$58,200	14-16	$8,900	12
Developed technology	38,800	8	3,400	5
Backlog	20,200	1-3	—	—
In-process research and development (1)	3,900	—	—	—
Non-compete	1,800	3	100	1
Trade names	800	1	100	1
Total purchased intangible assets	$123,700		$12,500
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
The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of March 31, 2017, none of the IPR&D projects have been completed, and they have progressed as previously estimated.
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
Note 3. Net Loss Per Share
Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares outstanding during the period, less shares repurchased. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Any anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share.
The calculation of basic and diluted net loss per share for the three months ended March 31, 2017 and March 31, 2016 is as follows:

	Three months ended March 31,
	2017	2016
	(In thousands, except per share data)
Net loss	$(10,754)	$(378)
Weighted-average shares outstanding — basic	36,840	35,740
Effect of dilutive securities from stock award plans	—	—
Weighted-average shares outstanding — diluted	36,840	35,740
Net loss per share - basic and diluted	$(0.29)	$(0.01)

Anti-dilutive weighted-average shares related to stock award plans	4,236	2,045
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $46.3 million and $54.5 million as of March 31, 2017 and December 31, 2016, respectively, consisted of demand deposits only.
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. In accordance with the 2015 Avantec share purchase agreement, the Company agreed to make potential earn-out payments based on the achievement of bookings targets. Actual payments earned and paid were $3.0 million during the year ended 2016. We had $2.4 million of potential earn-out payments accrued as of March 31, 2017. The contingent consideration is at fair value and not subject to future accretion. The Company's contingent consideration liability is classified within Level 3, as valuation inputs which include the achievement of booking targets and the discount rate were unobservable in the market and significant to the instrument’s valuation.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,427	$—	$1,427
Total financial assets	$—	$1,427	$—	$1,427
Contingent consideration liability	$—	$—	$2,400	$2,400
Total financial liabilities	$—	$—	$2,400	$2,400

There have been no transfers between fair value measurement levels during the three months ended March 31, 2017 and March 31, 2016.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,245	$—	$1,245
Total financial assets	$—	$1,245	$—	$1,245
Contingent consideration liability	$—	$—	$2,400	$2,400
Total financial liabilities	$—	$—	$2,400	$2,400
Net investment in sales-type leases. The carrying amount of the Company's sales-type lease receivables is a reasonable estimate of fair value, as the unearned interest income is immaterial.
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
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counter-party that became effective on June 30, 2016 and is maturing on April 30, 2019. The swap agreement requires the Company to pay a fixed rate of 0.8% and provides that the Company will receive a variable rate based on the one month LIBOR rate subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company will be net settled with the respective counter-party on the last business day of each month, commencing July 31, 2016.
The fair value of the interest rate swap agreements at March 31, 2017 and December 31, 2016 was $1.4 million and $1.2 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of March 31, 2017 and December 31, 2016 are presented in the tables below:

	March 31, 2017	December 31, 2016
	(In thousands)
Inventories:
Raw materials	$16,698	$14,322
Work in process	8,114	7,800
Finished goods	51,418	47,175
Total inventories	$76,230	$69,297

Prepaid expense
Prepaid commissions	$12,385	$13,176
Other prepaid expenses	15,390	15,470
Total prepaid expense	$27,775	$28,646

	March 31, 2017	December 31, 2016
Property and equipment:
Equipment	$66,578	$64,384
Furniture and fixtures	6,614	6,517
Leasehold improvements	9,791	9,778
Software	35,915	35,607
Construction in progress	7,625	7,211
Property and equipment, gross	126,523	123,497
Accumulated depreciation and amortization	(85,527)	(81,486)
Total property and equipment, net	$40,996	$42,011

Other long term assets:
Capitalized software, net	$35,391	$33,233
Other assets	1,856	1,818
Total other long term assets, net	$37,247	$35,051

Accrued liabilities:
Advance payments from customers	$7,971	$7,030
Rebates and lease buyouts	3,905	4,025
Group purchasing organization fees	3,549	3,737
Taxes payable	3,845	4,003
Other accrued liabilities	12,136	12,400
Total accrued liabilities	$31,406	$31,195

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
December 31, 2016	$(10,764)	$1,245	$(9,519)
Other comprehensive income (loss) before reclassifications	923	176	1,099
Amounts reclassified from other comprehensive income (loss), net of tax	—	6	6
Net current-period other comprehensive income (loss), net of tax	923	182	1,105
March 31, 2017	$(9,841)	$1,427	$(8,414)

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
December 31, 2015	$(2,730)	$—	$(2,730)
Other comprehensive income (loss) before reclassifications	(327)	—	(327)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—
Net current-period other comprehensive income (loss), net of tax	(327)	—	(327)
March 31, 2016	$(3,057)	$—	$(3,057)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Net minimum lease payments to be received	$32,214	$33,591
Less: Unearned interest income portion	(2,506)	(2,763)
Net investment in sales-type leases	29,708	30,828
Less: Short-term portion(1)	(10,534)	(10,243)
Long-term net investment in sales-type leases	$19,174	$20,585
(1) The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.2 million and $0.3 million as of March 31, 2017 and of December 31, 2016, respectively.

At March 31, 2017, the future minimum lease payments under sales-type leases are as follows:

March 31, 2017
(In thousands)
Remaining nine months of 2017	$9,397
2018	7,988
2019	6,264
2020	4,139
2021	2,304
Thereafter	2,122
Total	$32,214
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2016	$215,082	$112,642	$327,724
Foreign currency exchange rate fluctuations	342	150	492
Net balance as of March 31, 2017	$215,424	$112,792	$328,216
Intangible assets, net
The carrying amounts of intangibles assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$132,579	$(23,974)	$143	$108,748	1 - 30
Acquired technology	73,409	(15,264)	28	58,173	3 - 20
Backlog	20,533	(14,875)	—	5,658	1 - 3
Trade names	8,607	(4,063)	5	4,549	1 - 12
Patents	3,214	(1,273)	41	1,982	2 - 20
Non-compete agreements	1,900	(783)	—	1,117	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$244,142	$(60,232)	$217	$184,127

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,358	$(20,930)	$(596)	$111,832	1 - 30
Acquired technology	73,599	(13,287)	(159)	60,153	3 - 20
Backlog	20,550	(14,083)	—	6,467	1 - 3
Trade names	8,667	(3,887)	(31)	4,749	1 - 12
Patents	3,154	(1,264)	—	1,890	2 - 20
Non-compete agreements	1,900	(608)	—	1,292	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$245,128	$(54,059)	$(786)	$190,283
Amortization expense of intangible assets was $6.5 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

March 31, 2017
(In thousands)
Remaining nine months of 2017	$18,591
2018	22,779
2019	17,354
2020	16,215
2021	14,861
Thereafter (excluding IPR&D)	90,427
Total	$180,227
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
     On January 5, 2016, the Company borrowed the full $200.0 million under the Term Loan Facility and $55.0 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. On December 2, 2016, the Company borrowed an additional $40.0 million under the Revolver Credit Facility to complete the Ateb acquisition and pay related fees and expenses. As of March 31, 2017 the Company has repaid $74.5 million borrowed under these Facilities, which includes $40.0 million repaid during the three months ended March 31, 2017.
On April 11, 2017, the parties entered into the First Amendment to Credit Agreement and Collateral Agreement. Under this amendment, (i) the maximum capital expenditures limit in any fiscal year for property, plant and equipment and software development increased from $35.0 million to $45.0 million, and (ii) the maximum limit for non-permitted investments increased from $10.0 million to $20.0 million.
In connection with these Facilities, the Company incurred $7.9 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.5 million for the three months ended March 31, 2017 and 2016. The Company was in full compliance with all covenants as of March 31, 2017 and December 31, 2016.
The components of the Company’s debt obligations for the three months ended March 31, 2017 are as follows:

	December 31, 2016	Borrowings	Repayment / Amortization	March 31, 2017
	(In thousands)
Term loan facility	$192,500	$—	$(2,500)	$190,000
Revolving credit facility	68,000	—	(37,500)	30,500
Total debt under the facilities	260,500	—	(40,000)	220,500
Less: Deferred issuance cost	(6,359)	—	397	(5,962)
Total Debt, net of deferred issuance cost	$254,141	$—	$(39,603)	$214,538
Long term debt, current portion, net of deferred issuance cost	8,410			8,410
Long term debt, net of deferred issuance cost	$245,731			$206,128
As of March 31, 2017, the carrying amount, net of deferred issuance cost, of $214.5 million approximates the comparable fair value of $217.8 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

Note 9. Deferred revenue
Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $16.4 million and $14.2 million as of March 31, 2017 and December 31, 2016, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from service contracts of $16.0 million and $17.1 million, as of March 31, 2017 and December 31, 2016, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At March 31, 2017, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining nine months of 2017	$8,522
2018	11,389
2019	11,318
2020	7,375
2021	6,708
Thereafter	10,342
Total minimum future lease payments	$55,654

Purchase obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At March 31, 2017, the Company had non-cancelable purchase commitments of $55.6 million, which are expected to be paid within the next twelve months.
Legal Proceedings
The Company is currently involved in various legal proceedings. As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with any current legal proceedings based on its belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management's attention and the creation of significant expenses.
The Company is not a party to any legal proceedings that management believes may have a material impact on the Company's financial position or results of operations.
Note 11. Income Taxes
The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 39.1% and 37.0% for the three months ended March 31, 2017 and 2016, respectively.
The 2017 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges, which were partially offset by the domestic production activities deduction and the Federal Research & Development credit. Additionally, the Company adopted ASU 2019-16 effective January 1, 2017, as described in Note 1. The 2016 annual effective tax rate differed from the statutory rate of 35% primarily due to the favorable impact of the IRS settlement and release of tax reserves, the domestic production activities deduction, and a calculated benefit in state income taxes, offset by unfavorable items such as non-deductible transaction costs related to the Aesynt transaction, and non-deductible equity charges under ASC 740-718.

As of March 31, 2017 and December 31, 2016 , the Company had gross unrecognized tax benefits of $6.9 million and $6.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of March 31, 2017 and December 31, 2016, the amount of accrued interest and penalties was $1.0 million and $0.7 million, respectively.
As of March 31, 2017, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, our research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such our federal and California tax years remain open from 2015 and 1992, respectively.  During fiscal 2016, the Internal Revenue Service and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended December 31, 2014.
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
Note 12. Employee Benefits and Share-Based Compensation
Stock based plans
For a detailed explanation of the Company's stock plans and subsequent changes, please refer to Note 11, Employee Benefits and Stock-Based Compensation, of its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended
	March 31, 2017	March 31, 2016
	(In thousands)
Cost of product and service revenues	$982	$549
Research and development	897	641
Selling, general and administrative	3,632	2,701
Total share-based compensation expense	$5,511	$3,891
The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31, 2017	March 31, 2016
Stock Option Plans
Expected life, years	4.67	4.92
Expected volatility, %	31.1%	32.6%
Risk free interest rate, %	1.89%	1.40%
Estimated forfeiture rate %	7.7%	8.6%
Dividend yield, %	—%	—%

Three months ended
	March 31, 2017	March 31, 2016
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0
Expected volatility, %	25.8-32.8%	25.8-34.8%
Risk free interest rate, %	0.52-1.31%	0.26-0.79%
Dividend yield, %	—%	—%

Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2016	3,214	$26.06	7.3	$26,331
Granted	363	36.67
Exercised	(188)	22.86
Expired	(1)	32.59
Forfeited	(38)	31.72
Outstanding at March 31, 2017	3,350	$27.33	7.4	$44,631
Exercisable at March 31, 2017	1,493	$20.88	5.5	$29,519
Vested and expected to vest at March 31, 2017 and thereafter	3,168	$26.96	7.3	$43,388
The weighted-average fair value per share of options granted during the three months ended March 31, 2017 and 2016 was $10.86 and $8.51, respectively. The intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $2.9 million and $0.7 million, respectively.
As of March 31, 2017, total unrecognized compensation cost related to unvested stock options was $15.4 million, which is expected to be recognized over a weighted-average vesting period of 3.0 years.
Restricted stock activity
The following table summarizes the restricted stock activity under the Company’s equity incentive plans during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2016	505	$31.42	1.6	$17,135
Granted	74	36.57
Vested	(43)	28.12
Forfeited	(9)	31.97
Outstanding and unvested at March 31, 2017	527	$32.39	1.5	$21,418
The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2017 and March 31, 2016 was $36.57 and $27.77, respectively.
As of March 31, 2017, total unrecognized compensation expense related to RSUs was $14.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2016	30	$31.57
Granted	—
Vested	—
Forfeited	—
Outstanding and unvested at March 31, 2017	30	$31.57
As of March 31, 2017, total unrecognized compensation cost related to RSAs was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.16 years.
Performance-based restricted stock unit activity
The following table summarizes the performance-based restricted stock activity under the Company’s equity incentive plans during the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2016	184	$24.89
Granted	126	32.37
Vested	(31)	24.66
Forfeited	—	—
Outstanding and unvested at March 31, 2017	279	$28.29
The weighted-average grant date fair value per share of PSUs granted during the three months ended March 31, 2017 and 2016 was $32.37 and $24.66, respectively. As of March 31, 2017, total unrecognized compensation cost related to PSUs was $4.3 million, which is expected to be recognized over the remaining weighted-average period of 1.6 years.
Employee Stock Purchase Plan activity
For the three months ending March 31, 2017 and 2016, purchases under the ESPP were approximately 259,000 and 198,000 shares at weighted average prices of $25.51 and $22.74, respectively. As of March 31, 2017, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.9 million and is expected to be recognized over a weighted-average period of 1.1 years.
Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2017

Number of Shares
(In thousands)
Share options outstanding	3,350
Non-vested restricted share awards	836
Shares authorized for future issuance	2,411
ESPP shares available for future issuance	2,572
Total shares reserved for future issuance	9,169
Stock Repurchase Program

On August 2, 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of March 31, 2017, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.
During the three and three months period ended March 31, 2017 and 2016, the Company did not repurchase any of its outstanding common stock.
Note 13. Segment and Geographical Information
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
The following table summarizes the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	March 31, 2017			March 31, 2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$124,171	$26,383	$150,554	$148,945	$22,059	$171,004
Cost of revenues	68,761	17,601	86,362	77,207	13,852	91,059
Gross profit	55,410	8,782	64,192	71,738	8,207	79,945
Operating expenses	50,747	11,196	61,943	52,205	5,611	57,816
Income (loss) from segment operations	$4,663	$(2,414)	$2,249	$19,533	$2,596	$22,129
Corporate costs			19,485			20,277
Income (loss) from operations			$(17,236)			$1,852
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three months ended March 31, 2017 and 2016. Also, there were no customers that accounted for more than 10% of our accounts receivable as of March 31, 2017 and December 31, 2016.

Geographical Information
Revenues

	Three months ended
	March 31, 2017	March 31, 2016
	(In thousands)
United States	$132,280	$143,493
Rest of world (1)	18,274	27,511
Total revenues	$150,554	$171,004
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
      Property and equipment, net

	March 31, 2017	December 31, 2016
	(In thousands)
United States	$35,471	$36,497
Rest of world (1)	5,525	5,514
Total property and equipment, net	$40,996	$42,011
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Restructuring Expenses
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan is expected to be completed in fiscal year 2017. The estimated total cost for the plan is $6.5 million, which includes estimated employee severance cost of approximately $3.9 million, and facility-related cost of approximately $2.6 million. During the three months ended March 31, 2017, the Company accrued $3.8 million of expenses, primarily for employee severance and related expenses, and paid out $2.1 million. The remaining unpaid balance of $1.7 million accrued expenses is presented as a component of accrued compensation in the Condensed Consolidated Balance Sheet. There were no facility-related costs incurred during the three months ended March 31, 2017.

The following table summarizes the restructuring expense recorded in each reportable segment and income statement classification for the three months ended March 31, 2017. There were no restructuring-related expenses recorded during the three months ended March 31, 2016.

	Automation and Analytics	Medication Adherence	Corporate	Total
	(in thousands)
Cost of revenue	$1,266	$431	$—	$1,697
Research and development	1,006	62	—	1,068
Selling, general and administrative	480	103	417	1,000
Total	$2,752	$596	$417	$3,765
Note 15. Subsequent Event
On April 19, 2017, the Company announced the acquisition of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics"), a Mississippi-based technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies, in an all-cash transaction for $5.3 million. The acquisition will expand the capabilities of Omnicell's Performance

Center™. The Company is in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.
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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We discuss many of these risks in this annual report in greater detail in Part II - Item 1A. “Risk Factors” below. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should also read this annual report and the documents that we reference in this annual report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we expect. All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries.
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
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 88% and 84% of total revenue for the three months ended March 31, 2017 and 2016, respectively. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Operating Segments
We manage our business as two operating segments, which are the same as our two reportable segments: Automation and Analytics, and Medication Adherence.
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling, and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs.
Medication Adherence
The Medication Adherence segment includes the development manufacturing and selling of consumable medication blister cards, packaging equipment, pharmacy-based patient care software solutions including a medication synchronization platform, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, SureMed, Ateb, and the Omnicell brands. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities, or retail pharmacies serving patients in their local communities. Recently acquired Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies.
For further description of our operating segments, refer to Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this quarterly report.
Strategy
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have, and intend to continue to, invest in the strategies which we believe have generated and will continue to generate our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, in December 2016 we introduced the XT Series, our new generation of medication and supply automation that is fully integrated on our Unity enterprise platform. The XT Series includes automated medication and supply dispensing cabinets, the Anesthesia Workstation, and Controlled Substance Manager. The XT Automated Medication Cabinets have been integrated with Connect-Rx® from Aesynt, so customers in the United States who use AcuDose-Rx® cabinets can take advantage of the XT Series hardware without changing their software or server infrastructure. As part of this product introduction, we developed a new hardware and electronics architecture for the XT Series. Additionally, in February 2017 we introduced VBM 200F, an automated pharmacy solution that fills and checks SureMed® multiple medication blister cards utilizing guided light, barcode and RFID technologies to allow the filled tray to be audited throughout the entire packing process. This technology helps ensure that pharmacies have the competitive advantage to easily scale their business to help improve adherence and patient outcomes.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on Western Europe, where we sell solutions through a direct sales team in the United Kingdom, France, and Germany and through resellers in other markets; and in the Middle Eastern countries of the Arabian Peninsula. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, our acquisition of Aesynt in January 2016, our acquisition of Ateb in December 2016, and most recently, our acquisition of InPharmics in April 2017. Surgichem is a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace, and has been the exclusive United Kingdom distributor for our medication and supply automation solutions since 2005. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies. InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three leg strategy of differentiated products, expansion into new markets and acquisition and partnership in future periods, will be based on, among other factors:

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
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue. In 2017, we also intend to manage our business to operating profit margins similar to those achieved in 2016, bringing our strategies to bear in all the markets in which we participate.
On February 15, 2017, we announced our intention to create Centers of Excellence (“COE”) for product development, engineering and manufacturing, with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania, and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce by approximately 100 full-time employees, or about 4% of the total headcount, and will be closing our Nashville, Tennessee and Slovenia facilities. Our full-time headcount was approximately 2,361 and 2,444 on March 31, 2017 on December 31, 2016, respectively.
Recent Acquisitions
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
On December 8, 2016, we completed our acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”). Ateb is a provider of pharmacy-based patient care solutions and the medication synchronization solutions leader to independent and chain pharmacies with over one million active pharmacy patients. The purchase price consideration was $40.7 million, net of cash acquired of $0.9 million. The results of Ateb's operations have been included in our consolidated results of operations beginning December 9, 2016, and presented as part of the Medication Adherence segment.
On April 19, 2017, we announced the acquisition of InPharmics, a Mississippi-based technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies in an all-cash transaction for $5.3 million. The acquisition will expand the capabilities of Omnicell’s Performance Center™. We are in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.

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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2016.
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
RESULTS OF OPERATIONS
Total Revenues

	Three months ended March 31,
			Change in
	2017	2016	$	%
	(Dollars in thousands)
Product revenues	$98,930	$127,895	$(28,965)	(23)%
Percentage of total revenues	66%	75%
Service and other revenues	51,624	43,109	8,515	20%
Percentage of total revenues	34%	25%
Total revenues	$150,554	$171,004	$(20,450)	(12)%
Product revenues represented 66% and 75% of total revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. Product revenues decreased by $29.0 million due to decreased sales for the Automation and Analytics segment of $28.1 million, and decreased sales for the Medication Adherence segment of $0.9 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. The decrease in the Medication Adherence segment was attributed to lower sales in the consumable product sales compared to the three months ended March 31, 2016 primarily due to the timing of orders from several significant customers.
Service and other revenues represented 34% and 25% of total revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $8.5 million primarily due to an increase from our Automation and Analytics segment of $3.4 million attributed to higher service renewal fees driven mainly by an increase in our installed customer base. Service and other revenues from the Medication Adherence segment increased $5.2 million, primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.5 million to the service revenue during the three months ended March 31, 2017.
Our international sales represented 12% and 16% of total revenues for the three months ended March 31, 2017 and 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The decrease in international sales was primarily related to the recently acquired companies, Aesynt and Ateb, which have a higher market presence in United States compared to international markets. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
We anticipate our revenues to increase in 2017 compared to 2016 as we execute on our strategies, fulfill our existing orders and based on our anticipated growth in bookings. Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three months ended March 31,
			Change in
	2017	2016	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$124,171	$148,945	$(24,774)	(17)%
Percentage of total revenues	82%	87%
Medication Adherence	26,383	22,059	4,324	20%
Percentage of total revenues	18%	13%
Total revenues	$150,554	$171,004	$(20,450)	(12)%
The $24.8 million decrease in Automation and Analytics revenues for the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016 was due to a decrease in product revenue of $28.1 million, partially offset by an increase in service revenues of $3.4 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products has decelerated the revenue recognition during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The service revenue increase of $3.4 million was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
Medication Adherence revenues increased by $4.3 million for the three months ended March 31, 2017 in comparison to the three months ended March 31, 2016. The increase in revenue was primarily due to the increase in service revenue of $5.2 million, partially offset by the decrease of $0.9 million in product revenue attributed to lower consumable revenue due to timing of orders. The service revenue increase of $5.2 million was primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.5 million to the service revenue during the three months ended March 31, 2017.
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

	Three months ended March 31,
			Change in
	2017	2016	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$68,761	$77,207	$(8,446)	(11)%
As a percentage of related revenues	55%	52%
Medication Adherence	17,601	13,852	3,749	27%
As a percentage of related revenues	67%	63%
Total cost of revenues	$86,362	$91,059	$(4,697)	(5)%
As a percentage of total revenues	57%	53%

Gross profit:
Automation and Analytics	$55,410	$71,738	$(16,328)	(23)%
Automation and Analytics gross margin	45%	48%
Medication Adherence	8,782	8,207	575	7%
Medication Adherence gross margin	33%	37%
Total gross profit	$64,192	$79,945	$(15,753)	(20)%
Total gross margin	43%	51%
Cost of Revenues. The cost of revenues for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 decreased by $4.7 million, of which $8.4 million was attributed to the decrease of cost of revenue in our Automation and Analytics segment, partially offset by $3.7 million of increased cost of revenue in our Medication Adherence segment. The decrease of the cost of revenue in the Automation and Analytics segment was attributed to a decrease of $24.8 million in product revenue, partially offset by severance expense of $1.3 million recognized during the three months ended March 31, 2017 in connection with the restructuring plan. The increase of the cost of revenue in the Medication Adherence segment was attributed to an increase of 20% in product revenue and severance expense of $0.4 million recognized during the three months ended March 31, 2017 in connection with the restructuring plan. Recently acquired Ateb contributed $3.1 million to the increase in cost of revenue.
Gross Profit. The gross profit for the three months ended March 31, 2017 decreased $15.8 million compared to the three months ended March 31, 2016 as a result of product mix, lower amortization of acquired intangibles of $2.3 million, partially offset by additional expense for restructuring related cost of $1.7 million, and share based compensation expense of $0.2 million.

Operating Expenses and Income (loss) from Operations

	Three months ended March 31,
			Change in
	2017	2016	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$16,803	$13,838	$2,965	21%
As a percentage of total revenues	11%	8%
Selling, general and administrative	64,625	64,255	370	1%
As a percentage of total revenues	43%	38%
Total operating expenses	$81,428	$78,093	$3,335	4%
As a percentage of total revenues	54%	46%

Income (loss) from operations:
Automation and Analytics	$4,663	$19,533	$(14,870)	(76)%
Operating margin	3%	13%
Medication Adherence	(2,414)	2,596	(5,010)	(193)%
Operating margin	(10)%	12%
Corporate Expenses	19,485	20,277	(792)	(4)%
Total income (loss) from operations	$(17,236)	$1,852	$(19,088)	(1,031)%
Total operating margin	(11)%	1%
Research and Development. The $3.0 million increase in research and development expenses for the three months ended March 31, 2017 compared to three months ended March 31, 2016 was primarily driven by an increase in research and development expenses of $1.4 million in our Medication Adherence segment and an increase of $1.2 million for Automation and Analytics segment research and development expenses. The increase in our Medication Adherence segment was attributed to Ateb acquired in fourth quarter of 2016, which accounted for $0.8 million of the increase. The remaining increase was primarily attributed to the restructuring charges of $1.1 million recorded during the three months ended March 31, 2017.
Selling, General and Administrative. The $0.4 million increase in selling, general and administrative expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the $4.1 million increase from our Medication Adherence segment, partially offset by the decrease of $2.6 million in our Automation and Analytics segment and the decrease of $1.1 million in corporate expenses. The increase in the Medication Adherence segment is attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $3.6 million. The decrease in the Automation and Analytics segment is due to non-recurrence of the $1.7 million of transaction expenses for the Aesynt acquisition in the first quarter of 2016, lower amortization expense of acquired intangible assets from the Aesynt acquisition of approximately $0.7 million and $0.7 million in other decreased expenses, primarily labor-related, offset by an increase in restructuring charges of approximately $0.5 million. The decrease in the corporate related charges is due to overall decrease in expenses as part of cost saving initiatives.
Operating Income (Loss). Operating income from our Automation and Analytics segment decreased by $14.9 million due to the lower gross margin of $16.3 million, partially offset by lower research and development and selling, general and administrative costs of $1.5 million. Operating income from our Medication Adherence segment decreased by $5.0 million due to higher research and development and selling, general and administrative costs of $5.5 million primarily attributed to Ateb, partially offset by higher gross margin of $0.5 million.
Provision for (benefit from) Income Taxes

	Three months ended
			Change in
	March 31, 2017	March 31, 2016	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(8,938)	$59	$(8,997)	(15,249)%
Our annual effective tax rate before discrete items was 39.1% and 37.0% for the three months ended March 31, 2017 and 2016, respectively. The increase in the estimated annual effective tax rate for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in our worldwide income, partially offset by federal research credit benefits. Additionally, the Company adopted ASU 2019-16 effective January 1, 2017, as described in Note 1.
LIQUIDITY AND CAPITAL RESOURCES
Our cash position and working capital at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$46,348	$54,488

Working Capital	$96,899	$134,496
All of our cash and cash equivalents for these periods were invested in bank demand deposits. Our ratio of current assets to current liabilities was 1.5:1 at March 31, 2017 compared to 1.7:1 at December 31, 2016.
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
As of March 31, 2017, the outstanding balance from the facilities (before netting deferred issuance cost) was $220.5 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
In accordance with the 2015 Avantec share purchase agreement, we agreed to make potential earn-out payments based on the achievement of bookings targets. Payments earned and paid during the year ended December 31, 2016 were $3.0 million and payments earned by but not yet paid to sellers as of March 31, 2017 were $2.4 million.

Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2017, which may result in additional use of cash. See "Stock Repurchase Program" under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (as adjusted for adoption of ASU 2016-09):

	Three months ended
	March 31, 2017	March 31, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$28,182	$22,007
Investing activities	(6,837)	(279,863)
Financing activities	(30,136)	228,826
Effect of exchange rate changes on cash and cash equivalents	651	300
Net decrease in cash and cash equivalents	$(8,140)	$(28,730)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $28.2 million for the three months ended March 31, 2017, primarily as a result of the net loss of $10.8 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $12.4 million, and share-based compensation expense of $5.5 million and $0.4 million of amortization of debt financing fees. The net cash inflow which was contributed to changes in assets and liabilities include (i) a decrease in accounts receivable of $18.9 million due to timing of collections, (ii) an increase in accounts payable of $11.1 million primarily due to the increase in inventory and timing of payments, (iii) an increase in accrued compensation of $2.0 million as result of the restructuring plan, (iv) an increase in deferred revenue of $1.9 million due to timing of orders and revenue being recognized for installed product, and (v) a decrease in the net investment in sales-type leases of $1.1 million. These inflows were partially offset by a decrease in deferred income tax liabilities of $9.1 million and an increase in inventories of $6.9 million for inventory build up in support of forecasted sales, particularly for the XT series.
Net cash provided by operating activities was $22.0 million for the three months ended March 31, 2016, primarily as a result of $0.4 million in net loss adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $14.5 million, share-based compensation expense of $3.9 million and $0.4 million of amortization of debt financing fees. The cash inflow attributable to changes in assets and liabilities includes (i) an increase in deferred revenue of $12.7 million due to timing of orders and revenue being recognized for installed product, (ii) an increase in accrued liabilities including compensation of $4.5 million due to timing of payments of employee-related liabilities, (iii) a decrease in prepaid expenses of $2.0 million primarily due to prepaid income taxes of $1.8 million, (iv) an increase in accounts payables of $1.6 million due to timing of payments, and (v) decreases in other long term assets of $1.2 million and in other current assets of $0.3 million. These amounts were partially offset by increases in long-term investment in sales-type leases of $8.9 million due to two significant lease transactions entered into during the quarter, an increase in inventories of $5.1 million to support forecasted sales, a decrease in the other-long term liabilities of $2.7 million, an increase in accounts receivable of $1.1 million due to increased product shipments late in the quarter and a decrease in deferred income taxes of $1.0 million.
Investing activities

Net cash used in investing activities was $6.8 million for the three months ended March 31, 2017, which consisted of capital expenditures of $2.5 million for property and equipment, and $4.4 million for costs of software development mainly related to the performance center project and purchase of intangibles.
Net cash used in investing activities was $279.9 million for the three months ended March 31, 2016, $271.5 million of which was attributable to the acquisition of Aesynt, together with capital expenditures of $4.3 million for property and equipment and $4.1 million for costs of software development for external use and for purchases of intangibles.
Financing activities
Net cash used in financing activities was $30.1 million for the three months ended March 31, 2017 primarily from repayment of $40.0 million of the credit facilities and $1.1 million in employees' taxes paid related to restricted stock units, partially offset by $10.9 million in proceeds from employee stock option exercises and employee stock plan purchases.
Net cash provided by financing activities was $228.8 million for the three months ended March 31, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million, net of deferred issuance cost of $7.9 million, and $5.1 million in proceeds from employee stock option exercises and employee stock plan purchases. The increase in cash provided from financing activities was partially offset by repayment of $20.0 million of the revolving credit facility, and payment of contingent consideration of $3.0 million related to the Avantec acquisition.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2017 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2016.
We had $331.8 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers, other purchase commitments and term loan and revolving credit facility as of March 31, 2017 as follows:

	Payments due by period
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	Thereafter
	(In thousands)
Operating leases (1)	$55,654	$8,522	$22,707	$14,083	$10,342
Purchase obligations (2)	55,642	53,935	656	753	298
Term loan facility (3)	190,000	7,500	37,500	145,000	—
Revolving credit facility (3)	30,500	—	—	30,500	—
Total (4)	$331,796	$69,957	$60,863	$190,336	$10,640
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(3)
Amounts shown for Term loan and revolving credit facility are principal repayments only. Due to use of interest rate swaps, the cash interest expense is partly variable and partly fixed, and is not reflected in the above table. Refer to Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.

(4)
We have recorded $6.9 million for uncertain tax positions under long-term liabilities as of March 31, 2017 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $6.9 million in uncertain tax position liabilities have not been included in the table above.

Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of March 31, 2017, we had total debt under the Credit Agreement (before netting issuance costs) of $220.5 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company's interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and maturing on April 30, 2019. At March 31, 2017, the total debt under the credit facility exposed to interest rate fluctuation risk was $120.5 million.  An immediate increase of 1% in interest rate would result in $1.2 million of interest expense per year.
Our financial investments consist of cash and, at times, money market funds. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. When our investments include money market funds, we are somewhat exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. As of March 31, 2017 and December 31, 2016, we did not have any investments in money market funds.

Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2017 and December 31, 2016, we did not have any outstanding foreign exchange forward contracts.
There have been no significant changes in our market risk exposures during the three months ended March 31, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2017.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under "Legal Proceedings" in Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2016.
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
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb and InPharmics, which could negatively impact our operating results. *
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in August 2014, we acquired Surgichem Limited, in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us, in January 2016, we acquired Aesynt, in December 2016, we acquired Ateb and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
In 2016 we acquired Aesynt and Ateb, and in April 2017 we acquired InPharmics, in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell, Aesynt, Ateb and InPharmics. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

•	inability or failure to expand bookings and sales;

•	inability to maintain business relationships with customers and suppliers of newly acquired companies, such as Ateb and InPharmics, due to post-acquisition disruption;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.
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
    There is a risk that these developments, such as our XT Series, or enhancements, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products, such as our XT Series, or any new products, such as our M5000 and VBM 200/F packaging equipment for multimedication blister cards, or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. In December 2016, we withdrew an additional $40.0 million from the revolving credit facility. As of March 31, 2017, $74.5 million of the credit facilities has been paid off. The remaining loan balances at March 31, 2017 were $190.0 million of term loans and $30.5 million of revolving loans.
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
In connection with the accounting for the Aesynt and Ateb Acquisitions in 2016, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of March 31, 2017, we had recorded approximately $510.4 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of

2010, the Budget Control Act of 2011, and other health reform legislation, or the repeal of any such legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2016, the three largest institutional pharmacies have comprised 14.4% and 13.4% of our Medication Adherence segment revenues during the three months ended March 31, 2017 and 2016, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
Our common stock traded between $31.85 and $41.15 per share during the three months ended March 31, 2017. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $11.7 million as of March 31, 2017.
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
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200/F is manufactured by a third party and sold by us pursuant to a distribution and supplier agreement. If we lose access to third-party technologies, such as our ability to distribute the VBM 200/F, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition and cash flows. *
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board ("FASB") for revenues, leases and other components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to record certain business transactions timely. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.4 million shares of our common stock, at a weighted-average exercise price of $27.33 per share as of March 31, 2017. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.*
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s (the "UK") withdrawal from the European Union (the "EU"). On March 29, 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit”. As a result, negotiations have commenced to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs

During the three months ended March 31, 2017, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, and to the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
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

OMNICELL, INC.
Date:	May 5, 2017	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1+ *	Amended and restated severance benefit plan, effective March 7, 2017

10.2+
First Amendment to Credit Agreement and Collateral Agreement, dated as of April 11, 2017, by and among Omnicell, Inc., each subsidiary guarantor; each lender party thereto; and Wells Fargo Bank, National Association, as administrative agent.

10.3+	Fifth Amendment to Lease, dated April 28, 2017 between McKnight Cranberry III, L.P., a Delaware limited Partnership and Aesynt Incorporated

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________________

+	Filed herewith.

*	Indicates management contract or compensatory plan.

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