Form 10-Q
period 2017-06-30
OMNICELL, Inc
filed 2017-08-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 27, 2017, there were 37,453,725 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$26,936	$54,488
Accounts receivable, net of allowances of $5,019 and $4,796, respectively	151,010	150,303
Inventories	81,523	69,297
Prepaid expenses	26,001	28,646
Other current assets	10,511	12,674
Total current assets	295,981	315,408
Property and equipment, net	40,713	42,011
Long-term investment in sales-type leases, net	17,424	20,585
Goodwill	332,996	327,724
Intangible assets, net	180,206	190,283
Long-term deferred tax assets	5,627	4,041
Other long-term assets	36,954	35,051
Total assets	$909,901	$935,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,287	$27,069
Accrued compensation	31,251	26,722
Accrued liabilities	30,894	31,195
Long-term debt, current portion, net	10,910	8,410
Deferred revenue, net	85,370	87,516
Total current liabilities	211,712	180,912
Long-term deferred revenue	16,332	17,051
Long-term deferred tax liabilities	38,950	51,592
Other long-term liabilities	9,879	8,210
Long-term debt, net	183,526	245,731
Total liabilities	460,399	503,496
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 46,591 and 45,778 shares issued; 37,446 and 36,633 shares outstanding, respectively	46	46
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	549,958	525,758
Retained earnings	92,063	100,396
Accumulated other comprehensive loss	(7,491)	(9,519)
Total stockholders’ equity	449,502	431,607
Total liabilities and stockholders’ equity	$909,901	$935,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Product	$128,056	$130,674	$226,986	$258,569
Services and other revenues	52,829	42,233	104,453	85,342
Total revenues	180,885	172,907	331,439	343,911
Cost of revenues:
Cost of product revenues	81,738	76,306	145,326	148,224
Cost of services and other revenues	21,172	18,584	43,946	37,725
Total cost of revenues	102,910	94,890	189,272	185,949
Gross profit	77,975	78,017	142,167	157,962
Operating expenses:
Research and development	16,911	13,794	33,714	27,632
Selling, general and administrative	63,468	64,341	128,093	128,596
Total operating expenses	80,379	78,135	161,807	156,228
Income (loss) from operations	(2,404)	(118)	(19,640)	1,734
Interest and other income (expense), net	196	(1,881)	(2,260)	(4,052)
Loss before provision for income taxes	(2,208)	(1,999)	(21,900)	(2,318)
Benefit from income taxes	(3,045)	(840)	(11,983)	(781)
Net income (loss)	$837	$(1,159)	$(9,917)	$(1,537)
Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.27)	$(0.04)
Diluted	$0.02	$(0.03)	$(0.27)	$(0.04)
Weighted-average shares outstanding:
Basic	37,250	35,987	37,046	35,864
Diluted	38,370	35,987	37,046	35,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$837	$(1,159)	$(9,917)	$(1,537)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on interest rate swap contracts	(153)	—	29	—
Foreign currency translation adjustments	1,076	(4,467)	1,999	(4,794)
Other comprehensive income (loss)	923	(4,467)	2,028	(4,794)
Comprehensive income (loss)	$1,760	$(5,626)	$(7,889)	$(6,331)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2017	2016
	(In thousands)
Operating Activities
Net loss	$(9,917)	$(1,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,942	29,197
Loss on disposal of fixed assets	79	1
Share-based compensation expense	11,056	9,386
Income tax benefits from employee stock plans	11	681
Deferred income taxes	(12,646)	(3,877)
Amortization of debt financing fees	795	795
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(770)	(7,775)
Inventories	(12,226)	(6,919)
Prepaid expenses	2,645	(4,852)
Other current assets	202	78
Investment in sales-type leases	5,482	(6,558)
Other long-term assets	(34)	1,019
Accounts payable	23,357	6,736
Accrued compensation	4,529	210
Accrued liabilities	2,165	(2,195)
Deferred revenue	(2,865)	4,895
Other long-term liabilities	1,119	(2,398)
Net cash provided by operating activities	38,924	16,887
Investing Activities
Purchases of intangible assets, intellectual property and patents	(160)	(1,185)
Software development for external use	(6,748)	(6,681)
Purchases of property and equipment	(6,493)	(5,938)
Business acquisitions, net of cash acquired	(4,446)	(271,458)
Net cash used in investing activities	(17,847)	(285,262)
Financing Activities
Proceeds from debt	10,000	247,051
Repayment of debt and revolving credit facility	(70,500)	(22,500)
Payment for contingent consideration	—	(3,000)
Proceeds from issuances under stock-based compensation plans	15,783	8,639
Employees' taxes paid related to restricted stock units	(2,638)	(1,563)
Net cash provided by (used in) financing activities	(47,355)	228,627
Effect of exchange rate changes on cash and cash equivalents	(1,274)	(1,440)
Net decrease in cash and cash equivalents	(27,552)	(41,188)
Cash and cash equivalents at beginning of period	54,488	82,217
Cash and cash equivalents at end of period	$26,936	$41,029

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$641	$593
Effect of adoption of new accounting standard	$1,582	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. Our major products are automated medication, supply control systems and medication adherence solutions which are sold in our principal market, which is the healthcare industry. Our market is primarily located in the United States and Europe. "Omnicell", "our", "us", "we" or the "Company" collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2017 and December 31, 2016, the results of its operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2017 and June 30, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. The Company's results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or for any future period.
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
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, accounts receivable and notes receivable from investment in sales-type leases, inventory valuation, capitalized software development costs, valuation and impairment of goodwill, purchased intangibles and long-lived assets, fair value of assets acquired and liabilities assumed in business combination, share-based compensation, and accounting for income taxes.
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
Recently adopted authoritative guidance
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017.  The impact of adoption was the recording of excess tax benefits within income tax expense, rather than in Additional Paid in Capital of $0.8 million and $2.6 million for the three and six months ended June 30, 2017, respectively.  Additionally, in the first quarter of 2017, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.6 million to retained earnings.
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
The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case ASU 2014-09 would be applied to each prior reporting period presented and the cumulative effect of applying ASU 2014-09 would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying ASU 2014-09 would be recognized at the date of initial application. While the Company currently expects to apply the full retrospective method, the Company is continuing to evaluate the availability of information and resources necessary and may decide the benefit of applying the full retrospective method is not significant enough to support the cost.
Currently, the Company is in the process of reviewing its historical contracts to quantify the impact on its consolidated financial statements. The most significant impact of the standard relates to accounting for term software license revenue, contingent income, and commission expense.  Specifically, under the standard the Company expects to recognize revenue on term software licenses upon installation of the license rather than ratably over the life of the term license.  Additionally, the standard no longer requires deferral of contingent revenue in transactions where the amount charged to the customer for a particular performance obligation is less than the allocation of standalone selling price which will result in earlier recognition of revenue.  Finally, the standard requires expense to be recognized for incremental costs incurred to obtain a contract, primarily commission expense, on a systematic basis that is consistent with the transfer to the customer of the product and services to which the cost relates.  Rather than recognize commission expense at the time of recognizing the related product revenue, the new standard will require commission expense to be recognized consistent with the timing of product and service revenue, including an estimate of the period of service renewals for the transaction.  The company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASU 2014-09. The Company expects to complete its assessment process within the next two quarters of 2017.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics") pursuant to InPharmics' Member Interest Purchase Agreement. InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash on hand at signing of $0.3 million. Approximately $0.5 million of the total consideration was classified as a long-term liability for potential settlement of performance obligations. The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was preliminary allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill. The results of the InPharmics' operations have been included in our consolidated results of operations, and presented as part of the Automation and Analytics segment.
2016 Acquisitions
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt pursuant to the Aesynt Securities Purchase Agreement. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics, and software, including software related to medication management. The total consideration was $271.5 million, net of cash on hand at signing of $8.2 million. The results of Aesynt's operations have been included in the Company's consolidated results of operations as of the time of the acquisition, and presented as part of the Automation & Analytics segment.
On December 8, 2016, the Company completed its acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”) pursuant to Ateb's Securities Purchase Agreement for $40.7 million of cash consideration, net of $0.9 million cash on hand. The cash consideration, included the repayment of Ateb indebtedness and other adjustments provided for in the Ateb's Securities Purchase Agreement. Ateb is a provider of pharmacy-based patient care solutions and the medication synchronization solutions leader to independent and chain pharmacies. The results of Ateb's operations have been included in the Company's consolidated results of operations as of the time of the acquisition, and presented as part of the Medication Adherence segment.
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
The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company during each acquisition, respectively, reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheet:

	Aesynt	Ateb (preliminary)	Total
	(in thousands)
Cash	$8,164	$902	$9,066
Accounts receivable	43,312	7,842	51,154
Inventory	19,021	225	19,246
Other current assets	3,787	1,239	5,026
Total current assets	74,284	10,208	84,492
Property and equipment	10,389	2,447	12,836
Intangibles	123,700	12,500	136,200
Goodwill	163,599	20,895	184,494
Other non-current assets	968	1,009	1,977
Total assets	372,940	47,059	419,999
Current liabilities	26,753	2,314	29,067
Deferred revenue	25,512	2,776	28,288
Non-current deferred tax liabilities	38,622	—	38,622
Other non-current liabilities	2,431	367	2,798
Total liabilities	93,318	5,457	98,775
Total purchase price	$279,622	$41,602	$321,224
Total purchase price, net of cash received	$271,458	$40,700	$312,158
The $163.6 million of goodwill arising from the Aesynt acquisition is primarily attributed to sales of future products and services and Aesynt's assembled workforce. The goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes.
The $20.9 million of goodwill arising from the Ateb acquisition is primarily attributed to sales of future products and services and Ateb's assembled workforce.
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
The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of June 30, 2017, none of the IPR&D projects have been completed, and they have progressed as previously estimated.
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
Note 3. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period, less shares repurchased. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards and restricted stock units computed using the treasury stock method. Any anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share.

The basic and diluted net income (loss) per share calculation for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss)	$837	$(1,159)	$(9,917)	$(1,537)
Weighted-average shares outstanding — basic	37,250	35,987	37,046	35,864
Effect of dilutive securities from stock award plans	1,120	—	—	—
Weighted-average shares outstanding — diluted	$38,370	$35,987	$37,046	35,864
Net income (loss) per share - basic	$0.02	$(0.03)	$(0.27)	$(0.04)
Net income (loss) per share - diluted	$0.02	$(0.03)	$(0.27)	$(0.04)

Anti-dilutive weighted-average shares related to stock award plans	2,121	1,961	4,039	2,037
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $26.9 million and $54.5 million as of June 30, 2017 and December 31, 2016, respectively, consisted of demand deposits only.
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. In accordance with the 2015 Avantec share purchase agreement, the Company agreed to make potential earn-out payments of $3.0 million based on the achievement of bookings targets. The Company has concluded that as of June 30, 2017 only $2.4 million of the total potential earn out payment has been earned and will be paid out. The Company's contingent consideration liability is classified within Level 3, as original valuation inputs, which include the achievement of booking targets and the discount rate, were unobservable in the market and significant to the instrument's valuation.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,274	$—	$1,274
Total financial assets	$—	$1,274	$—	$1,274
Contingent consideration liability	$—	$—	$2,400	$2,400
Total financial liabilities	$—	$—	$2,400	$2,400
There have been no transfers between fair value measurement levels during the six months ended June 30, 2017 and June 30, 2016.
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
The fair value of the interest rate swap agreements at June 30, 2017 and December 31, 2016 was $1.3 million and $1.2 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2017 and December 31, 2016 are presented in the tables below:

	June 30, 2017	December 31, 2016
	(In thousands)
Inventories:
Raw materials	$16,959	$14,322
Work in process	7,834	7,800
Finished goods	56,730	47,175
Total inventories	$81,523	$69,297

Prepaid expense
Prepaid commissions	$10,658	$13,176
Other prepaid expenses	15,343	15,470
Total prepaid expense	$26,001	$28,646

Property and equipment:
Equipment	$67,561	$64,384
Furniture and fixtures	6,666	6,517
Leasehold improvements	9,436	9,778
Software	36,712	35,607
Construction in progress	9,287	7,211
Property and equipment, gross	129,662	123,497
Accumulated depreciation and amortization	(88,949)	(81,486)
Total property and equipment, net	$40,713	$42,011

Other long term assets:
Capitalized software, net	$35,461	$33,233
Other assets	1,493	1,818
Total other long term assets, net	$36,954	$35,051

	June 30, 2017	December 31, 2016
Accrued liabilities:
Advance payments from customers	$8,588	$7,030
Rebates and lease buyouts	5,359	4,025
Group purchasing organization fees	3,068	3,737
Taxes payable	3,818	4,003
Other accrued liabilities	10,061	12,400
Total accrued liabilities	$30,894	$31,195
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017			2016
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(9,841)	$1,427	$(8,414)	$(3,057)	$—	$(3,057)
Other comprehensive income (loss) before reclassifications	1,076	(100)	976	(4,467)	—	(4,467)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(53)	(53)	—	—	—
Net current-period other comprehensive income (loss), net of tax	1,076	(153)	923	(4,467)	—	(4,467)
Ending balance	$(8,765)	$1,274	$(7,491)	$(7,524)	$—	$(7,524)

	Six months ended June 30,
	2017			2016
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(10,764)	$1,245	$(9,519)	$(2,730)	$—	$(2,730)
Other comprehensive income (loss) before reclassifications	1,999	76	2,075	(4,794)	—	(4,794)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(47)	(47)	—	—	—
Net current-period other comprehensive income (loss), net of tax	1,999	29	2,028	(4,794)	—	(4,794)
Ending balance	$(8,765)	$1,274	$(7,491)	$(7,524)	$—	$(7,524)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, we enter into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Net minimum lease payments to be received	$27,553	$33,591
Less: Unearned interest income portion	(2,206)	(2,763)
Net investment in sales-type leases	25,347	30,828
Less: Short-term portion(1)	(7,923)	(10,243)
Long-term net investment in sales-type leases	$17,424	$20,585
(1) The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.2 million and $0.3 million as of June 30, 2017 and of December 31, 2016, respectively.
At June 30, 2017, the future minimum lease payments under sales-type leases are as follows:

June 30, 2017
(In thousands)
Remaining six months of 2017	$4,967
2018	7,911
2019	5,915
2020	4,404
2021	2,647
Thereafter	1,709
Total	$27,553
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2016	$215,082	$112,642	$327,724
Goodwill acquired	3,113	63	3,176
Foreign currency exchange rate fluctuations	1,592	504	2,096
Net balance as of June 30, 2017	$219,787	$113,209	$332,996
Goodwill acquired in the Automation and Analytics segment represents the value assigned to goodwill as part of the InPharmics acquisition. Goodwill acquired in the Medication Adherence segment represents adjustments to the preliminary value assigned to goodwill in connection with Ateb acquisition to reflect measurement period adjustments related to accounts receivable.
Intangible assets, net
The carrying amounts of intangibles assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$132,744	$(27,182)	$459	$106,021	1 - 30
Acquired technology	74,188	(17,346)	158	57,000	3 - 20
Backlog	21,689	(15,689)	—	6,000	1 - 5
Trade names	8,619	(4,272)	29	4,376	1 - 12
Patents	3,226	(1,283)	24	1,967	2 - 20
Non-compete agreements	1,900	(958)	—	942	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$246,266	$(66,730)	$670	$180,206

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,358	$(20,930)	$(596)	$111,832	1 - 30
Acquired technology	73,599	(13,287)	(159)	60,153	3 - 20
Backlog	20,550	(14,083)	—	6,467	1 - 3
Trade names	8,667	(3,887)	(31)	4,749	1 - 12
Patents	3,154	(1,264)	—	1,890	2 - 20
Non-compete agreements	1,900	(608)	—	1,292	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$245,128	$(54,059)	$(786)	$190,283
Amortization expense of intangible assets was $6.8 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense of intangible assets was $13.0 million and $18.3 million for the six months ended June 30, 2017 and 2016, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

June 30, 2017
(In thousands)
Remaining six months of 2017	$12,514
2018	23,293
2019	17,828
2020	16,624
2021	15,053
Thereafter (excluding in-process technology)	90,994
Total	$176,306
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
     On January 5, 2016, the Company borrowed the full $200.0 million under the Term Loan Facility and $55.0 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. On December 2, 2016, the Company borrowed $40.0 million under the Revolving Credit Facility to complete the Ateb acquisition and pay related fees and expenses. On April 3, 2017, the Company borrowed an additional $10.0 million under the Revolving Credit Facility to pay for the InPhamics acquisition and fund its operations. As of June 30, 2017 the Company has repaid $105.0 million borrowed under these Facilities, which includes $70.5 million repaid during the six months ended June 30, 2017.
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
In connection with these Facilities, the Company incurred $7.9 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense (exclusive of fees and issuance cost amortization) was approximately $3.0 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. The Company was in full compliance with all covenants as of June 30, 2017 and December 31, 2016.
The components of the Company’s debt obligations for the six months ended June 30, 2017 are as follows:

	December 31, 2016	Borrowings	Repayment / Amortization	June 30, 2017
	(In thousands)
Term loan facility	$192,500	$—	$(5,000)	$187,500
Revolving credit facility	68,000	10,000	(65,500)	12,500
Total debt under the facilities	260,500	10,000	(70,500)	200,000
Less: Deferred issuance cost	(6,359)	—	795	(5,564)
Total Debt, net of deferred issuance cost	$254,141	$10,000	$(69,705)	$194,436
Long term debt, current portion, net of deferred issuance cost	8,410			10,910
Long term debt, net of deferred issuance cost	$245,731			$183,526
As of June 30, 2017, the carrying amount of debt of $200.0 million approximates the comparable fair value of $200.9 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.
Note 9. Deferred revenue
Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $13.9 million and $14.2 million as of June 30, 2017 and December 31, 2016, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from service contracts of $16.3 million and $17.1 million, as of June 30, 2017 and December 31, 2016, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At June 30, 2017, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining six months of 2017	$6,387
2018	12,411
2019	12,250
2020	10,979
2021	10,300
Thereafter	31,120
Total minimum future lease payments	$83,447

Purchase obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At June 30, 2017, the Company had non-cancelable purchase commitments of $60.9 million, which are expected to be paid within the next twelve months.
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
Note 11. Income Taxes
The Company provides for income taxes for each interim period based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 41.1% and 38.3% for the six months ended June 30, 2017 and 2016, respectively.
The 2017 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges, which were partially offset by the domestic production activities deduction and the Research & Development credits. The 2016 annual effective tax rate differed from the statutory rate of 35% primarily due to the favorable impact of the IRS settlement and release of tax reserves, the domestic production activities deduction, Research & Development credits and a calculated benefit in state income taxes, offset by unfavorable items such as non-deductible transaction costs related to the Aesynt transaction, and non-deductible equity charges under ASC 740-718.
As of June 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $7.0 million and $6.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of June 30, 2017 and December 31, 2016, the amount of accrued interest and penalties was $1.1 million and $0.7 million, respectively.
As of June 30, 2017, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, our research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such our federal and California tax years remain open from 2015 and 1992, respectively.  During fiscal 2016, the Internal Revenue Service and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal year ended December 31, 2014.
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
Note 12. Employee Benefits and Share-Based Compensation
Stock based plans
For a detailed explanation of the Company's stock plans and subsequent changes, please refer to Note 11, Employee Benefits and Stock-Based Compensation, of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Cost of product and service revenues	$845	$644	$1,827	$1,193
Research and development	810	801	1,707	1,442
Selling, general and administrative	3,890	4,050	7,522	6,751
Total share-based compensation expense	$5,545	$5,495	$11,056	$9,386
The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock Option Plans
Expected life, years	4.67	4.92	4.67	4.92
Expected volatility, %	28.3%	31.5%	29.7%	32.0%
Risk free interest rate, %	1.78%	1.41%	1.84%	1.40%
Estimated forfeiture rate %	7.7%	8.6%	7.7%	8.6%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	25.8-32.8%	25.8-34.8%	25.8-32.8%	25.8-34.8%
Risk free interest rate, %	0.52-1.31%	0.26-0.79%	0.52-1.31%	0.26-0.79%
Dividend yield, %	—%	—%	—%	—%
Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2016	3,214	$26.06	7.3	$26,331
Granted	409	37.21
Exercised	(423)	21.69
Expired	(3)	24.36
Forfeited	(56)	32.14
Outstanding at June 30, 2017	3,141	$27.99	7.4	$47,445
Exercisable at June 30, 2017	1,382	$21.61	5.6	$29,696
Vested and expected to vest at June 30, 2017 and thereafter	2,985	$27.66	7.3	$46,078
The weighted-average fair value per share of options granted during the three months ended June 30, 2017 and 2016 was $11.31 and $9.03, respectively, and the weighted-average fair value per share of options granted during the six months ended June 30, 2017 and 2016 was $10.92 and $8.59, respectively. The intrinsic value of options exercised during the three months ended June 30, 2017 and 2016 was $4.9 million and $2.2 million, respectively, and the intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $7.8 million and $2.9 million, respectively,
As of June 30, 2017, total unrecognized compensation cost related to unvested stock options was $14.3 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Restricted stock activity
The following table summarizes the restricted stock activity under the Company’s equity incentive plans during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2016	505	$31.42	1.6	$17,135
Granted	86	37.21
Vested	(96)	28.88
Forfeited	(11)	32.17
Outstanding and unvested at June 30, 2017	484	$32.93	1.4	$20,901
The weighted-average grant date fair value per share of RSUs granted during the six months ended June 30, 2017 and June 30, 2016 was $37.21 and $28.09, respectively.
As of June 30, 2017, total unrecognized compensation expense related to RSUs was $12.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2016	30	$31.57
Granted	24	41.10
Vested	(30)	31.58
Forfeited	—	—
Outstanding and unvested at June 30, 2017	24	$41.03
As of June 30, 2017, total unrecognized compensation cost related to RSAs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.89 years.
Performance-based restricted stock unit activity
The following table summarizes the performance-based restricted stock activity under the Company’s equity incentive plans during the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2016	184	$24.89
Granted	126	32.37
Vested	(69)	24.43
Forfeited	—	—
Outstanding and unvested at June 30, 2017	241	$28.94
The weighted-average grant date fair value per share of PSUs granted during the six months ended June 30, 2017 and 2016 was $32.37 and $24.66, respectively. As of June 30, 2017, total unrecognized compensation cost related to PSUs was $3.5 million, which is expected to be recognized over the remaining weighted-average period of 1.5 years.
Employee Stock Purchase Plan activity
For the six months ending June 30, 2017 and 2016, purchases under the ESPP were approximately 259,000 and 198,000 shares at weighted average prices of $25.51 and $22.74, respectively. As of June 30, 2017, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.9 million and is expected to be recognized over a weighted-average period of 1.3 years.
Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2017:

Number of Shares
(In thousands)
Share options outstanding	3,141
Non-vested restricted share awards	749
Shares authorized for future issuance	2,310
ESPP shares available for future issuance	2,572
Total shares reserved for future issuance	8,772
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of June 30, 2017, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.
During the three and six months period ended June 30, 2017 and 2016, the Company did not repurchase any of its outstanding common stock.
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
The following tables summarize the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	June 30, 2017			June 30, 2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$148,427	$32,458	$180,885	$148,660	$24,247	$172,907
Cost of revenues	80,716	22,194	102,910	78,366	16,524	94,890
Gross profit	67,711	10,264	77,975	70,294	7,723	78,017
Operating expenses	49,054	10,099	59,153	49,780	5,771	55,551
Income (loss) from segment operations	$18,657	$165	$18,822	$20,514	$1,952	$22,466
Corporate costs			21,226			22,584
Income (loss) from operations			$(2,404)			$(118)

	Six months ended
	June 30, 2017			June 30, 2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$272,598	$58,841	$331,439	$297,605	$46,306	$343,911
Cost of revenues	149,477	39,795	189,272	155,573	30,376	185,949
Gross profit	123,121	19,046	142,167	142,032	15,930	157,962
Operating expenses	99,801	21,295	121,096	101,985	11,382	113,367
Income (loss) from segment operations	$23,320	$(2,249)	$21,071	$40,047	$4,548	$44,595
Corporate costs			40,711			42,861
Income (loss) from operations			$(19,640)			$1,734
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and six months ended June 30, 2017 and 2016. Also, there were no customers that accounted for more than 10% of our accounts receivable as of June 30, 2017 and December 31, 2016.

Geographical Information
Revenues

	Three months ended
	June 30, 2017	June 30, 2016
	(In thousands)
United States	$153,285	$145,988
Rest of world (1)	27,600	26,919
Total revenues	$180,885	$172,907

	Six months ended
	June 30, 2017	June 30, 2016
	(In thousands)
United States	$285,565	$289,481
Rest of world (1)	45,874	54,430
Total revenues	$331,439	$343,911
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
      Property and equipment, net

	June 30, 2017	December 31, 2016
	(In thousands)
United States	$35,041	$36,497
Rest of world (1)	5,672	5,514
Total property and equipment, net	$40,713	$42,011
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Restructuring Expenses
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan is expected to be completed in fiscal year 2017. The estimated total cost for the plan is $4.9 million, which includes estimated employee severance cost of approximately $3.8 million, and facility-related costs of approximately $1.1 million.

During the six months ended June 30, 2017, the Company accrued $3.8 million of severance and related expenses, and paid out $3.1 million. The remaining unpaid balance of $0.7 million accrued severance and related expenses as of June 30, 2017 is presented as a component of accrued compensation in the Condensed Consolidated Balance Sheet.

There were $0.6 million of facility-related costs incurred during the six months ended June 30, 2017, of which $0.1 million was paid out. The remaining unpaid balance of $0.5 million accrued facilities-related expenses as of June 30, 2017 is presented as a component of accrued liabilities in the Condensed Consolidated Balance Sheet.

The following table summarizes the restructuring expense recorded in each reportable segment and income statement classification for the three months and six months ended June 30, 2017.

	Three months ended				Six months ended
	June 30, 2017				June 30, 2017
	Automation and Analytics	Medication Adherence	Corporate	Total	Automation and Analytics	Medication Adherence	Corporate	Total
	(in thousands)
Cost of revenue	$—	$—	$—	$—	$1,266	$431	$—	$1,697
Research and development	485	—	102	587	1,491	62	102	1,655
Selling, general and administrative	—	—	16	16	480	103	433	1,016
Restructuring and related expense	$485	$—	$118	$603	$3,237	$596	$535	$4,368

During the second quarter of 2016, the Company integrated its Sales and Field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the second quarter ending June 30, 2016, based on agreements with terminated employees covering salary and benefit continuation. As of June 30, 2016 the restructuring program has been concluded.

Note 15. Subsequent Event
On July 7, 2017 and July 31, 2017, the Company borrowed $15.0 million and $12.0 million, respectively, under the Revolving Credit Facility to fund its operations.
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
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 85% and 84% of total revenue for the three months ended June 30, 2017 and 2016, respectively, and 86% and 84% of total revenue for the six months ended June 30, 2017 and 2016. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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

Medication Adherence
The Medication Adherence segment includes the development, manufacturing and selling of consumable medication blister cards, packaging equipment, pharmacy-based patient care software solutions including a medication synchronization platform, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand name MTS, SureMed, Ateb, and the Omnicell brands. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities, or retail pharmacies serving patients in their local communities. Recently acquired Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies.
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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced by a contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are installable within twelve months and, other than subscription based sales, generally are recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.
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
On February 15, 2017, we announced our intention to create Centers of Excellence (“COE”) for product development, engineering and manufacturing, with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania, and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce by approximately 100 full-time employees, or about 4% of the total headcount, closed our Nashville, Tennessee facility, and plan to close our Slovenia facilities in the second part of 2017. Our full-time headcount was approximately 2,345 and 2,444 on June 30, 2017 on December 31, 2016, respectively.
Recent Acquisitions

On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The purchase price consideration was $271.5 million, net of cash acquired of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations since January 6, 2016, and presented as part of the Automation and Analytics segment.
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
On April 12, 2017, we completed the acquisition of InPharmics, a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The purchase price consideration was $5.0 million, net of cash acquired of $0.3 million. The results of InPharmics' operations have been included in our consolidated results of operations beginning April 13, 2017, and presented as part of the Automation and Analytics segment.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2016.
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

RESULTS OF OPERATIONS
Total Revenues

	Three months ended June 30,
			Change in
	2017	2016	$	%
	(Dollars in thousands)
Product revenues	$128,056	$130,674	$(2,618)	(2)%
Percentage of total revenues	71%	76%
Service and other revenues	52,829	42,233	10,596	25%
Percentage of total revenues	29%	24%
Total revenues	$180,885	$172,907	$7,978	5%
Product revenues represented 71% and 76% of total revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. Product revenues decreased by $2.6 million due to decreased sales for the Automation and Analytics segment of $5.8 million, offset by increased sales for the Medication Adherence segment of $3.1 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. The increase in the Medication Adherence segment was attributed to higher completed installations compared to the three months ended June 30, 2016, primarily due to the introduction of VBM product series in the fourth quarter of 2016.
Service and other revenues represented 29% and 24% of total revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $10.6 million primarily due to an increase from our Automation and Analytics segment of $5.5 million attributed to higher service renewal fees, driven mainly by an increase in our installed customer base. Service and other revenues from the Medication Adherence segment increased $5.1 million, primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.4 million to the service revenue during the three months ended June 30, 2017.
Our international sales represented 15% and 16% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2017	2016	$	%
	(Dollars in thousands)
Product revenues	$226,986	$258,569	$(31,583)	(12)%
Percentage of total revenues	68%	75%
Service and other revenues	104,453	85,342	19,111	22%
Percentage of total revenues	32%	25%
Total revenues	$331,439	$343,911	$(12,472)	(4)%
Product revenues represented 68% and 75% of total revenues for the six months ended June 30, 2017 and June 30, 2016, respectively. Product revenues decreased by $31.6 million due to decreased sales for the Automation and Analytics segment of $33.9 million, partially offset by increased sales for the Medication Adherence segment of $2.3 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as a result of the introduction of the XT series products in the fourth quarter of 2016. The increase in the Medication Adherence segment was attributed to higher machine sales compared to the six months ended June 30, 2016, primarily due to the introduction of VBM product series in the fourth quarter of 2016.
Service and other revenues represented 32% and 25% of total revenues for the six months ended June 30, 2017 and June 30, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $19.1 million primarily due to an increase from our Automation and Analytics segment of $8.9 million attributed to higher service renewal fees driven mainly by an increase in our installed customer base. Service and other revenues from the Medication Adherence segment increased $10.2 million, primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $10.5 million to the service revenue during the six months ended June 30, 2017.
Our international sales represented 14% and 16% of total revenues for the six months ended June 30, 2017 and 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The decrease in international sales was primarily related to the recently acquired companies, Aesynt and Ateb, which have a higher market presence in United States compared to international markets. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
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
Financial Information by Segment
Revenues

	Three months ended June 30,
			Change in
	2017	2016	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$148,427	$148,660	$(233)	(0.2)%
Percentage of total revenues	82%	86%
Medication Adherence	32,458	24,247	8,211	34%
Percentage of total revenues	18%	14%
Total revenues	$180,885	$172,907	$7,978	5%
The $0.2 million decrease in Automation and Analytics revenues for the three months ended June 30, 2017 in comparison to the three months ended June 30, 2016 was due to a decrease in product revenue of $5.8 million, partially offset by an increase in service revenues of $5.5 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products has decelerated revenue recognition during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The service revenue increase of $5.5 million was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
Medication Adherence revenues increased by $8.2 million for the three months ended June 30, 2017 in comparison to the three months ended June 30, 2016. The increase in revenue was due to an increase in product revenue of $3.1 million and an increase in service revenue of $5.1 million. The product revenue increase of $3.1 million was attributed primarily to the introduction of the VBM product series in the fourth quarter of 2016. The service revenue increase of $5.1 million was primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.4 million to the service revenue during the three months ended June 30, 2017.

	Six months ended June 30,
			Change in
	2017	2016	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$272,598	$297,605	$(25,007)	(8)%
Percentage of total revenues	82%	87%
Medication Adherence	58,841	46,306	12,535	27%
Percentage of total revenues	18%	13%
Total revenues	$331,439	$343,911	$(12,472)	(4)%
The $25.0 million decrease in Automation and Analytics revenues for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016 was due to a decrease in product revenue of $33.9 million, partially offset by an increase in service revenues of $8.9 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products has decelerated revenue recognition during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Service revenue increase of $8.9 million was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
Medication Adherence revenues increased by $12.5 million for the six months ended June 30, 2017 in comparison to the six months ended June 30, 2016. The increase in revenue was comprised of an increase in product revenue of $2.3 million and increase in service revenue of $10.2 million. Product revenue increase of $2.3 million was attributed primarily to the introduction of the VBM product series in the fourth quarter of 2016. The service revenue increase of $10.2 million was primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $10.5 million to the service revenue during the six months ended June 30, 2017.
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

	Three months ended June 30,
			Change in
	2017	2016	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$80,716	$78,366	$2,350	3%
As a percentage of related revenues	54%	53%
Medication Adherence	22,194	16,524	5,670	34%
As a percentage of related revenues	68%	68%
Total cost of revenues	$102,910	$94,890	$8,020	8%
As a percentage of total revenues	57%	55%

Gross profit:
Automation and Analytics	$67,711	$70,294	$(2,583)	(4)%
Automation and Analytics gross margin	46%	47%
Medication Adherence	10,264	7,723	2,541	33%
Medication Adherence gross margin	32%	32%
Total gross profit	$77,975	$78,017	$(42)	—%
Total gross margin	43%	45%

	Six months ended June 30,
			Change in
	2017	2016	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$149,477	$155,573	$(6,096)	(4)%
As a percentage of related revenues	55%	52%
Medication Adherence	39,795	30,376	9,419	31%
As a percentage of related revenues	68%	66%
Total cost of revenues	$189,272	$185,949	$3,323	2%
As a percentage of total revenues	57%	54%

Gross profit:
Automation and Analytics	$123,121	$142,032	$(18,911)	(13)%
Automation and Analytics gross margin	45%	48%
Medication Adherence	19,046	15,930	3,116	20%
Medication Adherence gross margin	32%	34%
Total gross profit	$142,167	$157,962	$(15,795)	(10)%
Total gross margin	43%	46%
Cost of Revenues. Cost of revenues for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 increased by $8.0 million, of which $2.4 million was attributed to the increase of cost of revenue in our Automation and Analytics segment and $5.7 million was attributed to the increase of cost of revenue in our Medication Adherence segment. The increase of the cost of revenue in the Automation and Analytics segment was primarily attributed to the XT series manufacturing ramp up, including addressing quality concerns, partially offset by lower amortization expenses of acquired technology and integration related expenses related to the Aesynt acquisition. The increase of the cost of revenue in the Medication Adherence segment was attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $2.9 million to the increase, and of 13% in product revenue.
    Cost of revenues for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 increased by $3.3 million, $6.1 million of which was attributed to the decrease in cost of revenue in our Automation and Analytics segment, partially offset by $9.4 million of increased cost of revenue in our Medication Adherence segment. The decrease of the cost of revenue in the Automation and Analytics segment was attributed to a decrease of $33.9 million in product revenue, partially offset by severance expense of $1.3 million recognized during the six months ended June 30, 2017 in connection with the restructuring plan. The increase of the cost of revenue in the Medication Adherence segment was mainly attributed to Ateb, which contributed $6.0 million to the increase, and increased equipment sales including VBM medication packaging products.
Gross Profit. Gross profit for the three months ended June 30, 2017 was consistent with the three months ended June 30, 2016 as a result of a decrease in gross profit for the Automation and Analytics segment of $2.6 million as result of increased cost to ramp up manufacturing of the XT series product, offset by an increase in gross profit for the Medication Adherence segment of $2.5 million as a result of the Ateb acquisition.
Gross profit for the six months ended June 30, 2017 decreased by $15.8 million compared to the six months ended June 30, 2016 primarily due to the decrease in sales as part of the XT series product introduction, partially offset by approximately $6.2 million of gross profit from the recently acquired Ateb.

Operating Expenses and Income (loss) from Operations

	Three months ended June 30,
			Change in
	2017	2016	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$16,911	$13,794	$3,117	23%
As a percentage of total revenues	9%	8%
Selling, general and administrative	63,468	64,341	(873)	(1)%
As a percentage of total revenues	35%	37%
Total operating expenses	$80,379	$78,135	$2,244	3%
As a percentage of total revenues	44%	45%

Income (loss) from operations:
Automation and Analytics	$18,657	$20,514	$(1,857)	(9)%
Operating margin	13%	14%
Medication Adherence	165	1,952	(1,787)	(92)%
Operating margin	1%	8%
Corporate Expenses	21,226	22,584	(1,358)	(6)%
Total income (loss) from operations	$(2,404)	$(118)	$(2,286)	1,937%
Total operating margin	(1)%	(0.1)%
Research and Development. The $3.1 million increase in research and development expenses for the three months ended June 30, 2017 compared to three months ended June 30, 2016 was primarily driven by an increase in research and development expenses of $2.0 million in our Medication Adherence segment as result of the Ateb acquisition which contributed $1.7 million to the increase. The remaining increase of $0.8 million is attributed to restructuring charges of $0.5 million recorded during the three months ended June 30, 2017 in our Automation and Analytics segment.
Selling, General and Administrative. The $0.9 million decrease in selling, general and administrative expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the decrease in corporate related expenses of $1.7 million as a result of headcount reduction and lower acquisition related expenses, a decrease of $1.5 million in our Automation and Analytics segment due to lower amortization expenses from the acquired intangible assets, partially offset by an increase of $2.3 million in our Medication Adherence segment primarily due to the Ateb acquisition, which contributed $2.1 million to the increase.
Operating Income (Loss). Operating income from our Automation and Analytics segment decreased by $1.9 million due to the lower gross margin of $2.6 million, partially offset by lower research and development and selling, general and administrative costs of $0.7 million. Operating income from our Medication Adherence segment decreased by $1.8 million due to higher research and development and selling, general and administrative costs of attributed to Ateb, which accounted for $3.9 million of the increase, partially offset by higher gross margin of $2.5 million.

	Six months ended June 30,
			Change in
	2017	2016	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$33,714	$27,632	$6,082	22%
As a percentage of total revenues	10%	8%
Selling, general and administrative	128,093	128,596	(503)	(0.4)%
As a percentage of total revenues	39%	37%
Total operating expenses	$161,807	$156,228	$5,579	4%
As a percentage of total revenues	49%	45%

Income (loss) from operations:
Automation and Analytics	$23,320	$40,047	$(16,727)	(42)%
Operating margin	9%	13%
Medication Adherence	(2,249)	4,548	(6,797)	(149)%
Operating margin	(4)%	10%
Corporate Expenses	40,711	42,861	(2,150)	(5)%
Total income (loss) from operations	$(19,640)	$1,734	$(21,374)	(1,233)%
Total operating margin	(6)%	1%
Research and Development. Research and development expenses increased by $6.1 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily driven by an increase of $3.4 million in our Medication Adherence segment, mainly due to the acquisition of Ateb in the fourth quarter of 2016, which accounted for $2.7 million of this segment's increase, and an increase of $2.0 million for the Automation and Analytics segment research and development expenses, primarily due to restructuring expenses.
Selling, General and Administrative. Selling, general and administrative expenses decreased by $0.5 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was due to a $4.1 million decrease from our Automation and Analytics segment, and a decrease of $2.8 million in our corporate expenses, partially offset by an increase of $6.5 million in our Medication Adherence segment. The decrease in our Automation and Analytics segment was mainly due to lower amortization expense related to intangible assets and restructuring expenses as most restructuring activities related to this segment were concluded during the six months ended June 30, 2016. The decrease in our corporate expenses was mainly due to lower integration and acquisition related cost as well as an overall reduction in cost as part of cost saving initiatives. The increase in the Medication Adherence segment is attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.7 million.
Operating Income (Loss). Operating income from our Automation and Analytics segment decreased by $16.7 million due to the lower gross margin of $19.0 million, partially offset by selling, general and administrative costs. Operating income from our Medication Adherence segment decreased by $6.8 million due to increased research and development and selling, general and administrative costs of $8.4 million attributed to Ateb, partially offset by higher gross margin of $3.1 million.

Provision for (benefit from) Income Taxes

	Three months ended
			Change in
	June 30, 2017	June 30, 2016	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(3,045)	$(840)	$(2,205)	263%

	Six months ended
			Change in
	June 30, 2017	June 30, 2016	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(11,983)	$(781)	$(11,202)	1,434%
Our annual effective tax rate before discrete items was 41.1% and 38.3% for the six months ended June 30, 2017 and 2016, respectively. The increase in the estimated annual effective tax rate for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to changes in the mix of earnings with differing statutory rates and non-deductible equity charges offset by an increase in the Research & Development credits. Additionally, the Company adopted ASU 2016-09 effective January 1, 2017 and is now recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit. An income tax benefit of approximately $0.8 million and $2.6 million was recognized in the first quarter of 2017 and for the six months ended June 30, 2017, respectively, as a result of the adoption of ASU 2016-09.

LIQUIDITY AND CAPITAL RESOURCES
Our cash position and working capital at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$26,936	$54,488

Working Capital	$84,269	$134,496
All of our cash and cash equivalents for these periods were invested in bank demand deposits. Our ratio of current assets to current liabilities was 1.4:1 at June 30, 2017 compared to 1.7:1 at December 31, 2016.
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
As of June 30, 2017, the outstanding balance from the facilities (before netting deferred issuance cost) was $200.0 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
In accordance with the 2015 Avantec share purchase agreement, we agreed to make potential earn-out payments based on the achievement of bookings targets. Payments earned and paid during the year ended December 31, 2016 were $3.0 million and payments earned by but not yet paid to sellers as of June 30, 2017 were $2.4 million.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of June 30, 2017, which may result in additional use of cash. See "Stock Repurchase Program" under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (as adjusted for adoption of ASU 2016-09):

	Six months ended
	June 30, 2017	June 30, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,924	$16,887
Investing activities	(17,847)	(285,262)
Financing activities	(47,355)	228,627
Effect of exchange rate changes on cash and cash equivalents	(1,274)	(1,440)
Net decrease in cash and cash equivalents	$(27,552)	$(41,188)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $38.9 million for the six months ended June 30, 2017, primarily as a result of the net loss of $9.9 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $25.9 million, and share-based compensation expense of $11.1 million and $0.8 million of amortization of debt financing fees. The net cash inflow which was contributed to changes in assets and liabilities include (i) an increase in accounts receivable of $0.8 million due to timing of collections, (ii) an increase in accounts payable of $23.4 million primarily due to the increase in inventory and timing of payments, (iii) an increase in accrued compensation of $4.5 million as a result of employee bonus accrual, (iv) a decrease in deferred revenue of $2.9 million due to the timing of orders and revenue being recognized for installed product, and (v) a decrease in the net investment in sales-type leases of $5.5 million. These inflows were partially offset by a decrease in deferred income tax liabilities of $12.6 million and an increase in inventories of $12.2 million for inventory buildup in support of forecasted sales, particularly for the XT series.
Net cash provided by operating activities was $16.9 million for the six months ended June 30, 2016, primarily as a result of $1.5 million in net loss adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $29.2 million, share-based compensation expense of $9.4 million and $0.8 million of amortization of debt financing fees. The cash inflow attributable to changes in assets and liabilities includes (i) an increase in deferred revenue of $4.9 million due to timing of orders and revenue being recognized for installed product, (ii) an increase in accounts payables of $6.7 million due to the timing of payments, and (iii) decreases in other long term assets of $1.0 million and in other current assets of $0.1 million. These amounts were partially offset by an increase in inventories of $6.9 million to support forecasted sales, increases in long-term investment in sales-type leases of $6.6 million due to two significant lease transactions entered into during the quarter, an increase in prepaid expenses of $4.9 million primarily due to prepaid income taxes, a decrease in the other-long term liabilities of $2.4 million, an increase in accounts receivable of $7.8 million due to increased product shipments late in the quarter, a decrease in deferred income taxes of $3.9 million and a decrease in accrued liabilities including compensation of $2.0 million due to timing of payments of employee-related liabilities.
Investing activities
Net cash used in investing activities was $17.8 million for the six months ended June 30, 2017, which consisted of capital expenditures of $6.5 million for property and equipment, $6.9 million for costs of software development mainly related to the Performance Center offering and purchase of intangibles, and $4.4 million attributable to the acquisition of InPharmics.
Net cash used in investing activities was $285.3 million for the six months ended June 30, 2016, $271.5 million of which was attributable to the acquisition of Aesynt, together with capital expenditures of $5.9 million for property and equipment and $7.9 million for costs of software development for external use and for purchases of intangibles.
Financing activities
Net cash used in financing activities was $47.4 million for the six months ended June 30, 2017, primarily from the repayment of $70.5 million of the credit facilities and $2.6 million in employees' taxes paid related to restricted stock unit vesting, partially offset by $15.8 million in proceeds from employee stock option exercises and employee stock plan purchases, and $10.0 million proceeds from term loan and revolving credit facilities.
Net cash provided by financing activities was $228.6 million for the six months ended June 30, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million, net of deferred issuance cost of $7.9 million, and $8.6 million in proceeds from employee stock option exercises and employee stock plan purchases. The increase in cash provided from financing activities was partially offset by repayment of $22.5 million of the revolving credit facility, payment of contingent consideration of $3.0 million related to the Avantec acquisition and $1.6 million in employees' taxes paid related to restricted stock units
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2017 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2016.
We had $344.3 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers, other purchase commitments and term loan and revolving credit facility as of June 30, 2017 as follows:

	Payments due by period
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	Thereafter
	(In thousands)
Operating leases (1)	$83,447	$6,387	$24,661	$21,279	$31,120
Purchase obligations (2)	60,900	55,348	3,911	1,344	297
Term loan facility (3)	187,500	5,000	37,500	145,000	—
Revolving credit facility (3)	12,500	—	—	12,500	—
Total (4)	$344,347	$66,735	$66,072	$180,123	$31,417
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
We have recorded $7.0 million for uncertain tax positions under long-term liabilities as of June 30, 2017 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $7.0 million in uncertain tax position liabilities have not been included in the table above.

Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of June 30, 2017, we had total debt under the Credit Agreement (before netting issuance costs) of $200.0 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and matures on April 30, 2019. At June 30, 2017, the total debt under the credit facility exposed to interest rate fluctuation risk was $100.0 million.  An immediate increase of 1% in interest rate would result in $1.0 million of interest expense per year.
Our financial investments consist of cash and, at times, money market funds. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. When our investments include money market funds, we are somewhat exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. As of June 30, 2017 and March 31, 2017, we did not have any investments in money market funds.

Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2017 and December 31, 2016, we did not have any outstanding foreign exchange forward contracts.
There have been no significant changes in our market risk exposures during the six months ended June 30, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2017.

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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2016, if any.
The acquisitions of Aesynt and Ateb could cause disruptions in our business, which could have an adverse effect on our financial results.
On January 5, 2016, we completed the acquisition of Aesynt (the "Aesynt Acquisition"), a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. On December 8, 2016, we completed the acquisition of Ateb (the "Ateb Acquisition"), a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies. Uncertainty about the effect of the acquisitions on employees, customers, distributors, partners and suppliers may have an adverse effect on the combined company. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers, distributors, suppliers, partners and others with whom we do business to seek to change existing business relationships. Any such change may materially and adversely affect our business. Any disruption in our operations could adversely affect the combined company’s ability to maintain relationships with customers, distributors, partners, suppliers and employees or to achieve the anticipated benefits of the acquisition.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb and InPharmics, which could negatively impact our operating results. *
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in April 2015, we acquired Mach4 and the entire remaining issued share capital of Avantec not previously owned by us, in January 2016, we acquired Aesynt, in December 2016, we acquired Ateb and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. In December 2016, we withdrew an additional $40.0 million from the revolving credit facility. As of June 30, 2017, $95.0 million of the credit facilities has been paid off. The remaining loan balances at June 30, 2017 were $187.5 million of term loans and $12.5 million of revolving loans.
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
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb and InPharmics Acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.*
In connection with the accounting for the Aesynt and Ateb Acquisitions in 2016 and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of June 30, 2017, we had recorded approximately $511.2 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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
The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst, Inc., Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication packaging solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc. in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, and WebsterCare outside the United States.
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
Approximately 11% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration ("DEA"). Through our acquisition of Aesynt, we have both a Class I and a Class 2, 510(k) exempt medical device which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
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
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	our ability to execute the manufacturing ramp up and installations of our new XT Series;

•	the impact of the reduction in our workforce and closure of our Nashville, Tennessee and Slovenia facilities;

•	our ability to continue cost reduction efforts;

•	our ability to implement development and manufacturing Centers of Excellence;

•	the size, product mix and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions;

•	changes in pricing policies by us or our competitors;

•	the number, timing and significance of product enhancements and new product announcements by us or our competitors;

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
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.*
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2016, the three largest institutional pharmacies have comprised 14.6% and 16.7% of our Medication Adherence segment revenues during the six months ended June 30, 2017 and 2016, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $31.85 and $44.60 per share during the six months ended June 30, 2017. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.*
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $10.3 million as of June 30, 2017.
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
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200F is manufactured by a third party and sold by us pursuant to a distribution and supplier agreement. If we lose access to third-party technologies, such as our ability to distribute the VBM 200/F, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
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
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.*
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.1 million shares of our common stock, at a weighted-average exercise price of $27.99 per share as of June 30, 2017. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the six months ended June 30, 2017, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, and to the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
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

OMNICELL, INC.
Date:	August 4, 2017	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1	333-57024	4.1	3/14/2001

10.1	First Amendment to Credit Agreement and Collateral Agreement, dated as of April 11, 2017, by and among Omnicell, Inc., each subsidiary guarantor; each lender party thereto; and Wells Fargo Bank, National Association, as administrative agent.	10-Q	000-33043	10.2	5/5/2017

10.2	Fifth Amendment to Lease, dated April 28, 2017 between McKnight Cranberry III, L.P., a Delaware limited Partnership and Aesynt Incorporated	10-Q	000-33043	10.3	5/5/2017

10.3+	First Amendment to Lease, dated May 10, 2017, by and between Sycamore Drive Holdings, LLC and Omnicell, Inc.

10.4*	2017 Executive Officers Annualized Base Salary	8-K	000-33043	10.1	7/25/17

10.5+*	Omnicell, Inc. Board of Directors Compensation Plan

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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