Form 10-Q
period 2017-09-30
OMNICELL, Inc
filed 2017-11-03
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2017, there were 37,932,401 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$7,466	$54,488
Accounts receivable, net of allowances of $5,279 and $4,796, respectively	171,869	150,303
Inventories	92,239	69,297
Prepaid expenses	28,044	28,646
Other current assets	15,763	12,674
Total current assets	315,381	315,408
Property and equipment, net	40,219	42,011
Long-term investment in sales-type leases, net	15,986	20,585
Goodwill	334,780	327,724
Intangible assets, net	174,227	190,283
Long-term deferred tax assets	5,629	4,041
Other long-term assets	37,596	35,051
Total assets	$923,818	$935,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,182	$27,069
Accrued compensation	27,380	26,722
Accrued liabilities	33,061	31,195
Long-term debt, current portion, net	13,410	8,410
Deferred revenue, net	80,837	87,516
Total current liabilities	205,870	180,912
Long-term deferred revenue	16,376	17,051
Long-term deferred tax liabilities	40,527	51,592
Other long-term liabilities	9,625	8,210
Long-term debt, net	178,923	245,731
Total liabilities	451,321	503,496
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 47,064 and 45,778 shares issued; 37,919 and 36,633 shares outstanding, respectively	47	46
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	565,406	525,758
Retained earnings	98,294	100,396
Accumulated other comprehensive loss	(6,176)	(9,519)
Total stockholders’ equity	472,497	431,607
Total liabilities and stockholders’ equity	$923,818	$935,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Revenues:
Product	$135,103	$133,621	$362,089	$392,190
Services and other revenues	51,679	43,116	156,132	128,458
Total revenues	186,782	176,737	518,221	520,648
Cost of revenues:
Cost of product revenues	79,725	76,188	225,051	224,412
Cost of services and other revenues	22,204	19,041	66,150	56,766
Total cost of revenues	101,929	95,229	291,201	281,178
Gross profit	84,853	81,508	227,020	239,470
Operating expenses:
Research and development	16,414	15,264	50,128	42,896
Selling, general and administrative	58,725	61,316	186,818	189,912
Total operating expenses	75,139	76,580	236,946	232,808
Income (loss) from operations	9,714	4,928	(9,926)	6,662
Interest and other income (expense), net	(2,732)	(2,721)	(4,992)	(6,773)
Income (loss) before provision for income taxes	6,982	2,207	(14,918)	(111)
Provision for (benefit from) income taxes	751	224	(11,232)	(557)
Net income (loss)	$6,231	$1,983	$(3,686)	$446
Net income (loss) per share:
Basic	$0.17	$0.05	$(0.10)	$0.01
Diluted	$0.16	$0.05	$(0.10)	$0.01
Weighted-average shares outstanding:
Basic	37,698	36,332	37,266	36,020
Diluted	38,973	37,079	37,266	36,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss)	$6,231	$1,983	$(3,686)	$446
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on interest rate swap contracts	(74)	108	(45)	108
Foreign currency translation adjustments	1,389	(502)	3,388	(5,296)
Other comprehensive income (loss)	1,315	(394)	3,343	(5,188)
Comprehensive income (loss)	$7,546	$1,589	$(343)	$(4,742)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016
	(In thousands)
Operating Activities
Net income (loss)	$(3,686)	$446
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,542	43,905
Loss on disposal of fixed assets	128	(9)
Share-based compensation expense	16,315	14,063
Income tax benefits from employee stock plans	11	1,256
Deferred income taxes	(11,071)	(4,767)
Amortization of debt financing fees	1,192	1,192
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(21,710)	(25,802)
Inventories	(22,942)	(7,745)
Prepaid expenses	602	(5,782)
Other current assets	(5,133)	(89)
Investment in sales-type leases	6,643	(5,296)
Other long-term assets	(150)	1,153
Accounts payable	23,717	5,573
Accrued compensation	658	(687)
Accrued liabilities	4,021	(1,901)
Deferred revenue	(7,354)	12,819
Other long-term liabilities	865	(2,299)
Net cash provided by operating activities	20,648	26,030
Investing Activities
Purchases of intangible assets, intellectual property and patents	(160)	(1,311)
Software development for external use	(10,121)	(10,569)
Purchases of property and equipment	(9,374)	(10,005)
Business acquisitions, net of cash acquired	(4,446)	(271,458)
Net cash used in investing activities	(24,101)	(293,343)
Financing Activities
Proceeds from debt	37,000	247,051
Repayment of debt and revolving credit facility	(100,000)	(25,000)
Payment for contingent consideration	(2,400)	(3,000)
Proceeds from issuances under stock-based compensation plans	26,468	16,516
Employees' taxes paid related to restricted stock units	(3,133)	(1,917)
Net cash provided by (used in) financing activities	(42,065)	233,650
Effect of exchange rate changes on cash and cash equivalents	(1,504)	(1,267)
Net decrease in cash and cash equivalents	(47,022)	(34,930)
Cash and cash equivalents at beginning of period	54,488	82,217
Cash and cash equivalents at end of period	$7,466	$47,287

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$886	$948
Effect of adoption of new accounting standard	$1,582	$—

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
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2017 and December 31, 2016, the results of its operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2017 and September 30, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017. The Company's results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017, or for any future period.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Certain prior year amounts have been reclassified to conform to the 2017 presentation with the adoption of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Additionally, see "Recently adopted authoritative guidance" for the effects of first quarter adoption of ASU 2016-09.
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
Segment reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain other administrative expenses. See Note 13, Segment and Geographical Information, for additional information on segment reporting.

Recently adopted authoritative guidance
In March 2016, the FASB issued ASU No. 2016-09. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017.  The impact of adoption was the recording of excess tax benefits within income tax expense, rather than in Additional Paid in Capital of $2.1 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.  Additionally, in the first quarter of 2017, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.6 million to retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350, “Intangibles-Goodwill and Other.” Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the current ASC 350 requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this authoritative guidance did not have impact on the Company's Condensed Consolidated Financial Statements or related disclosures for the periods presented.
In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarifies the definition of a business and provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company adopted ASU 2017-01 effective January 1, 2017.  The adoption of this authoritative guidance did not have impact on the Company's Condensed Consolidated Financial Statements or related disclosures for the periods presented.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which simplifies the application of the hedge accounting guidance and improves the financial reporting, specifically simplifies designation and measurement for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company adopted ASU 2017-12 effective August 1, 2017. The adoption of this authoritative guidance did not have impact on the Company's Condensed Consolidated Financial Statements or related disclosures for the periods presented.
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
Currently, the Company is in the process of reviewing its historical contracts to quantify the impact on its consolidated financial statements. The most significant impact of the standard relates to accounting for term software license revenue, contingent income, and commission expense.  Specifically, under the standard the Company expects to recognize revenue on term software licenses upon installation of the license rather than ratably over the life of the term license.  Additionally, the standard no longer requires deferral of contingent revenue in transactions where the amount charged to the customer for a particular performance obligation is less than the allocation of standalone selling price which will result in earlier recognition of revenue.  Finally, the standard requires expense to be recognized for incremental costs incurred to obtain a contract, primarily commission expense, on a systematic basis that is consistent with the transfer to the customer of the product and services to which the cost relates, including an estimate of the period of service renewals for the transaction. Currently, the Company recognizes commission expense at the time of recognizing the related product revenue. The Company is also in the process of assessing the appropriate changes to its business processes and upgrading its systems and controls to support recognition and disclosure under ASU 2014-09. The Company expects to complete its assessment process within the last quarter of 2017.
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
The following table represents the allocation of the purchase price to the assets acquired and the liabilities assumed by the Company during each acquisition, respectively, reconciled to the purchase price transferred included in the Company's Consolidated Balance Sheet:

	Aesynt	Ateb (preliminary)	Total
	(in thousands)
Cash	$8,164	$902	$9,066
Accounts receivable	43,312	7,761	51,073
Inventory	19,021	225	19,246
Other current assets	3,787	1,239	5,026
Total current assets	74,284	10,127	84,411
Property and equipment	10,389	2,447	12,836
Intangibles	123,700	12,500	136,200
Goodwill	163,599	21,651	185,250
Other non-current assets	968	334	1,302
Total assets	372,940	47,059	419,999
Current liabilities	26,753	2,314	29,067
Deferred revenue	25,512	2,776	28,288
Non-current deferred tax liabilities	38,622	—	38,622
Other non-current liabilities	2,431	367	2,798
Total liabilities	93,318	5,457	98,775
Total purchase price	$279,622	$41,602	$321,224
Total purchase price, net of cash received	$271,458	$40,700	$312,158
The $163.6 million of goodwill arising from the Aesynt acquisition is primarily attributed to sales of future products and services and Aesynt's assembled workforce. The goodwill has been assigned to the Automation & Analytics segment and is not deductible for tax purposes.
The $21.7 million of goodwill arising from the Ateb acquisition is primarily attributed to sales of future products and services and Ateb's assembled workforce.
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
The fair value of trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of September 30, 2017, none of the IPR&D projects have been completed, and they have progressed as previously estimated and are expected to be completed in fiscal 2018.
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

The basic and diluted net income (loss) per share calculation for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income (loss)	$6,231	$1,983	$(3,686)	$446
Weighted-average shares outstanding — basic	37,698	36,332	37,266	36,020
Effect of dilutive securities from stock award plans	1,275	747	—	675
Weighted-average shares outstanding — diluted	$38,973	$37,079	37,266	36,695
Net income (loss) per share - basic	$0.17	$0.05	$(0.10)	$0.01
Net income (loss) per share - diluted	$0.16	$0.05	$(0.10)	$0.01

Anti-dilutive weighted-average shares related to stock award plans	1,383	326	3,757	1,255
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $7.5 million and $54.5 million as of September 30, 2017 and December 31, 2016, respectively, consisted of demand deposits only.
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. In accordance with the 2015 Avantec share purchase agreement, the Company agreed to make potential earn-out payments of $3.0 million based on the achievement of bookings targets. The Company has concluded that only $2.4 million of the total potential earn out payment has been earned, which was paid out during the three month period ended September 30, 2017.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,200	$—	$1,200
Total financial assets	$—	$1,200	$—	$1,200
There have been no transfers between fair value measurement levels during the nine months ended September 30, 2017 and September 30, 2016.
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
The fair value of the interest rate swap agreements at September 30, 2017 and December 31, 2016 was $1.2 million and $1.2 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2017 and December 31, 2016 are presented in the tables below:

	September 30, 2017	December 31, 2016
	(In thousands)
Inventories:
Raw materials	$20,736	$14,322
Work in process	10,769	7,800
Finished goods	60,734	47,175
Total inventories	$92,239	$69,297

Prepaid expense
Prepaid commissions	$11,622	$13,176
Other prepaid expenses	16,422	15,470
Total prepaid expense	$28,044	$28,646

Property and equipment:
Equipment	$70,343	$64,384
Furniture and fixtures	6,881	6,517
Leasehold improvements	10,143	9,778
Software	37,574	35,607
Construction in progress	8,083	7,211
Property and equipment, gross	133,024	123,497
Accumulated depreciation and amortization	(92,805)	(81,486)
Total property and equipment, net	$40,219	$42,011

Other long term assets:
Capitalized software, net	$36,713	$33,233
Other assets	883	1,818
Total other long term assets, net	$37,596	$35,051

	September 30, 2017	December 31, 2016
Accrued liabilities:
Advance payments from customers	$7,780	$7,030
Rebates and lease buyouts	5,943	4,025
Group purchasing organization fees	3,380	3,737
Taxes payable	5,575	4,003
Other accrued liabilities	10,383	12,400
Total accrued liabilities	$33,061	$31,195
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017			2016
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(8,765)	$1,274	$(7,491)	$(7,524)	$—	$(7,524)
Other comprehensive income (loss) before reclassifications	1,389	35	1,424	(502)	108	(394)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(109)	(109)	—	—	—
Net current-period other comprehensive income (loss), net of tax	1,389	(74)	1,315	(502)	108	(394)
Ending balance	$(7,376)	$1,200	$(6,176)	$(8,026)	$108	$(7,918)

	Nine months ended September 30,
	2017			2016
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(10,764)	$1,245	$(9,519)	$(2,730)	$—	$(2,730)
Other comprehensive income (loss) before reclassifications	3,388	111	3,499	(5,296)	108	(5,188)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(156)	(156)	—	—	—
Net current-period other comprehensive income (loss), net of tax	3,388	(45)	3,343	(5,296)	108	(5,188)
Ending balance	$(7,376)	$1,200	$(6,176)	$(8,026)	$108	$(7,918)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, we enter into sales-type lease transactions with the majority varying in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Net minimum lease payments to be received	$26,173	$33,591
Less: Unearned interest income portion	(1,986)	(2,763)
Net investment in sales-type leases	24,187	30,828
Less: Short-term portion(1)	(8,201)	(10,243)
Long-term net investment in sales-type leases	$15,986	$20,585
(1) The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.2 million and $0.3 million as of September 30, 2017 and of December 31, 2016, respectively.
At September 30, 2017, the future minimum lease payments under sales-type leases are as follows:

September 30, 2017
(In thousands)
Remaining three months of 2017	$2,470
2018	8,038
2019	6,474
2020	4,548
2021	2,749
Thereafter	1,894
Total	$26,173
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2016	$215,082	$112,642	$327,724
Goodwill acquired	3,113	819	3,932
Foreign currency exchange rate fluctuations	2,351	773	3,124
Net balance as of September 30, 2017	$220,546	$114,234	$334,780
Goodwill acquired in the Automation and Analytics segment represents the value assigned to goodwill as part of the InPharmics acquisition. Goodwill acquired in the Medication Adherence segment represents adjustments to the preliminary value assigned to goodwill in connection with Ateb acquisition to reflect measurement period adjustments related to accounts receivable and other non-current assets of $0.1 million and $0.7 million, respectively.
Intangible assets, net
The carrying amounts of intangibles assets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,456	$(30,421)	$297	$103,332	1 - 30
Acquired technology	74,457	(19,493)	75	55,039	3 - 20
Backlog	21,702	(16,654)	—	5,048	1 - 5
Trade names	8,683	(4,508)	13	4,188	1 - 12
Patents	3,290	(1,331)	(6)	1,953	2 - 20
Non-compete agreements	1,900	(1,133)	—	767	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,388	$(73,540)	$379	$174,227

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,358	$(20,930)	$(596)	$111,832	1 - 30
Acquired technology	73,599	(13,287)	(159)	60,153	3 - 20
Backlog	20,550	(14,083)	—	6,467	1 - 3
Trade names	8,667	(3,887)	(31)	4,749	1 - 12
Patents	3,154	(1,264)	—	1,890	2 - 20
Non-compete agreements	1,900	(608)	—	1,292	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$245,128	$(54,059)	$(786)	$190,283
Amortization expense of intangible assets was $6.4 million and $8.9 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense of intangible assets was $19.4 million and $27.2 million for the nine months ended September 30, 2017 and 2016, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

September 30, 2017
(In thousands)
Remaining three months of 2017	$6,166
2018	23,302
2019	17,837
2020	16,631
2021	15,065
Thereafter (excluding in-process technology)	91,326
Total	$170,327
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
     On January 5, 2016, the Company borrowed the full $200.0 million under the Term Loan Facility and $55.0 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. On December 2, 2016, the Company borrowed $40.0 million under the Revolving Credit Facility to complete the Ateb acquisition and pay related fees and expenses. On April 3, 2017, the Company borrowed an additional $10.0 million under the Revolving Credit Facility to pay for the InPharmics acquisition and fund its operations. On July 7, 2017 and July 31, 2017, the Company borrowed an additional $15.0 million and $12.0 million, respectively, under the Revolving Credit Facility to fund its operations. As of September 30, 2017 the Company has repaid $134.5 million borrowed under these Facilities, which includes $100.0 million repaid during the nine months ended September 30, 2017.
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
In connection with these Facilities, the Company incurred $7.9 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense (exclusive of fees and issuance cost amortization) was approximately $4.6 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively. The Company was in full compliance with all covenants as of September 30, 2017 and December 31, 2016.
The components of the Company’s debt obligations for the nine months ended September 30, 2017 are as follows:

	December 31, 2016	Borrowings	Repayment / Amortization	September 30, 2017
	(In thousands)
Term loan facility	$192,500	$—	$(7,500)	$185,000
Revolving credit facility	68,000	37,000	(92,500)	12,500
Total debt under the facilities	260,500	37,000	(100,000)	197,500
Less: Deferred issuance cost	(6,359)	—	1,192	(5,167)
Total Debt, net of deferred issuance cost	$254,141	$37,000	$(98,808)	$192,333
Long term debt, current portion, net of deferred issuance cost	8,410			13,410
Long term debt, net of deferred issuance cost	$245,731			$178,923
As of September 30, 2017, the carrying amount of debt of $197.5 million approximates the comparable fair value of $199.2 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.
Note 9. Deferred revenue
Short-term deferred revenue includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $14.5 million and $14.2 million as of September 30, 2017 and December 31, 2016, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from service contracts of $16.4 million and $17.1 million, as of September 30, 2017 and December 31, 2016, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At September 30, 2017, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining three months of 2017	$3,203
2018	12,447
2019	12,270
2020	10,972
2021	10,316
Thereafter	31,168
Total minimum future lease payments	$80,376

Purchase obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At September 30, 2017, the Company had non-cancelable purchase commitments of $59.9 million, which are expected to be paid within the next twelve months.
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
Note 11. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. For the three month ended September 30, 2017, the provision for income taxes was computed based on the actual effective tax rate for the year-to-date by applying the discrete method. The Company determined that as small changes in estimated “ordinary” income result in significant changes in the estimated annual effective tax rate, the actual effective tax rate provided a more accurate income tax provision for the reporting period ended September 30, 2017. The estimated effective tax rate before discrete items was 34.4% and 38.3% for the nine months ended September 30, 2017 and 2016, respectively.
The estimated effective tax rate for the nine months ended September 30, 2017 differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges, which were partially offset by the favorable impact of the Research & Development credits. The effective tax rate for the nine months ended September 30, 2016 differed from the statutory rate of 35% primarily due to the favorable impact of the IRS settlement and release of tax reserves, the domestic production activities deduction, Research & Development credits and a calculated benefit in state income taxes, offset by unfavorable items such as non-deductible transaction costs related to the Aesynt transaction, and non-deductible equity charges under ASC 740-718.
As of September 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $6.8 million and $6.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of September 30, 2017 and December 31, 2016, the amount of accrued interest and penalties was $1.2 million and $0.7 million, respectively.
As of September 30, 2017, calendar years 2011 and thereafter are open and subject to potential examination in one or more jurisdictions. However, our research credit carryforwards that may be used in future years are subject to adjustment, if and when utilized. As such our federal and California tax years remain open from 2015 and 1992, respectively.  During fiscal 2016, the Internal Revenue Service and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal year ended December 31, 2014.
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
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Cost of product and service revenues	$882	$628	$2,727	$1,821
Research and development	915	825	2,651	2,267
Selling, general and administrative	3,462	3,224	10,937	9,975
Total share-based compensation expense	$5,259	$4,677	$16,315	$14,063

The following weighted average assumptions are used to value stock options and Employee Stock Purchase Plan ("ESPP") shares issued pursuant to the Company's equity incentive plans for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock Option Plans
Expected life, years	4.67	4.92	4.67	4.92
Expected volatility, %	28.1%	30.0%	29.2%	31.4%
Risk free interest rate, %	1.81%	1.21%	1.83%	1.34%
Estimated forfeiture rate %	7.7%	8.6%	7.7%	8.6%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	26.7-32.1%	25.8-34.8%	25.8-32.8%	25.8-34.8%
Risk free interest rate, %	0.61-1.39%	0.41-0.79%	0.52-1.39%	0.34-0.79%
Dividend yield, %	—%	—%	—%	—%
Stock options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2016	3,214	$26.06	7.3	$26,331
Granted	504	38.87
Exercised	(668)	21.66
Expired	(6)	27.53
Forfeited	(79)	32.54
Outstanding at September 30, 2017	2,965	$29.06	7.4	$65,247
Exercisable at September 30, 2017	1,252	$22.36	5.5	$35,915
Vested and expected to vest at September 30, 2017 and thereafter	2,965	$29.06	7.4	$65,247
The weighted-average fair value per share of options granted during the three months ended September 30, 2017 and 2016 was $12.49 and $10.32, respectively, and the weighted-average fair value per share of options granted during the nine months ended September 30, 2017 and 2016 was $11.22 and $8.82, respectively. The intrinsic value of options exercised during the three months ended September 30, 2017 and 2016 was $6.8 million and $2.1 million, respectively, and the intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $14.6 million and $5.0 million, respectively,
As of September 30, 2017, total unrecognized compensation cost related to unvested stock options was $13.7 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Restricted stock activity
The following table summarizes the restricted stock activity under the Company’s equity incentive plans during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2016	505	$31.42	1.6	$17,135
Granted	93	37.86
Vested	(126)	29.19
Forfeited	(16)	32.17
Outstanding and unvested at September 30, 2017	456	$33.33	1.2	$23,257
The weighted-average grant date fair value per share of RSUs granted during the nine months ended September 30, 2017 and September 30, 2016 was $37.86 and $29.19, respectively.
As of September 30, 2017, total unrecognized compensation expense related to RSUs was $11.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2016	30	$31.57
Granted	24	41.10
Vested	(30)	31.58
Forfeited	—	—
Outstanding and unvested at September 30, 2017	24	$41.05
As of September 30, 2017, total unrecognized compensation cost related to RSAs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.64 years.
Performance-based restricted stock unit activity
The following table summarizes the performance-based restricted stock activity under the Company’s equity incentive plans during the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2016	184	$24.89
Granted	146	33.89
Vested	(69)	24.43
Forfeited	—	—
Outstanding and unvested at September 30, 2017	261	$30.06
The weighted-average grant date fair value per share of PSUs granted during the nine months ended September 30, 2017 and 2016 was $33.89 and $24.66, respectively. As of September 30, 2017, total unrecognized compensation cost related to PSUs was $3.5 million, which is expected to be recognized over the remaining weighted-average period of 1.3 years.
Employee Stock Purchase Plan activity
For the nine months ending September 30, 2017 and 2016, purchases under the ESPP were approximately 465,696 and 420,000 shares at weighted average prices of $25.78 and $23.23, respectively. As of September 30, 2017, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.6 million and is expected to be recognized over a weighted-average period of 1.6 years.
Summary of shares reserved for future issuance under equity incentive plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2017:

Number of Shares
(In thousands)
Share options outstanding	2,965
Non-vested restricted share awards	741
Shares authorized for future issuance	2,191
ESPP shares available for future issuance	2,365
Total shares reserved for future issuance	8,262
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2017, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.
During the three and nine months period ended September 30, 2017 and 2016, the Company did not repurchase any of its outstanding common stock.
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
The following tables summarize the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended
	September 30, 2017			September 30, 2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$154,651	$32,131	$186,782	$152,437	$24,300	$176,737
Cost of revenues	79,740	22,189	101,929	77,828	17,401	95,229
Gross profit	74,911	9,942	84,853	74,609	6,899	81,508
Operating expenses	46,849	9,901	56,750	49,123	6,137	55,260
Income (loss) from segment operations	$28,062	$41	$28,103	$25,486	$762	$26,248
Corporate costs			18,389			21,320
Income (loss) from operations			$9,714			$4,928

	Nine months ended
	September 30, 2017			September 30, 2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$427,250	$90,971	$518,221	$450,043	$70,605	$520,648
Cost of revenues	229,218	61,983	291,201	233,401	47,777	281,178
Gross profit	198,032	28,988	227,020	216,642	22,828	239,470
Operating expenses	146,651	31,196	177,847	151,108	17,518	168,626
Income (loss) from segment operations	$51,381	$(2,208)	$49,173	$65,534	$5,310	$70,844
Corporate costs			59,099			64,182
Income (loss) from operations			$(9,926)			$6,662
Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2017 and 2016. Also, there were no customers that accounted for more than 10% of our accounts receivable as of September 30, 2017 and December 31, 2016.

Geographical Information
Revenues

	Three months ended
	September 30, 2017	September 30, 2016
	(In thousands)
United States	$164,190	$155,989
Rest of world (1)	22,592	20,748
Total revenues	$186,782	$176,737

	Nine months ended
	September 30, 2017	September 30, 2016
	(In thousands)
United States	$449,755	$445,470
Rest of world (1)	68,466	75,178
Total revenues	$518,221	$520,648
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
      Property and equipment, net

	September 30, 2017	December 31, 2016
	(In thousands)
United States	$33,620	$36,497
Rest of world (1)	6,599	5,514
Total property and equipment, net	$40,219	$42,011
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 14. Restructuring Expenses
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan is expected to be completed in fiscal year 2017. The estimated total cost for the plan is $4.3 million, which includes estimated employee severance cost of approximately $3.8 million, and facility-related costs of approximately $0.5 million.

During the nine months ended September 30, 2017, the Company accrued $3.8 million of severance and related expenses, and paid out $3.2 million. The remaining unpaid balance of $0.6 million accrued severance and related expenses as of September 30, 2017 is presented as a component of accrued compensation in the Condensed Consolidated Balance Sheet.

There were $0.6 million of facility-related costs incurred during the nine months ended September 30, 2017, of which $0.2 million was paid out. The remaining unpaid balance of $0.4 million accrued facilities-related expenses as of September 30, 2017 is presented as a component of accrued liabilities in the Condensed Consolidated Balance Sheet.

For the three and nine months periods ending September 30, 2017, the total restructuring expense was $0 and $4.3 million, respectively.

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

Note 15. Subsequent Event
On October 2, 2017 and October 10, 2017, the Company borrowed $12.0 million and $10.0 million, respectively, under the Revolving Credit Facility to fund its operations.
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
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 88% and 88% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 87% and 86% of total revenue for the nine months ended September 30, 2017 and 2016. We expect our revenues from international operations to increase in future periods as we continue to grow our international business. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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
On February 15, 2017, we announced our intention to create Centers of Excellence (“COE”) for product development, engineering and manufacturing, with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania, and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce by approximately 100 full-time employees, or about 4% of the total headcount, closed our Nashville, Tennessee facility, and plan to close our Slovenia facilities in the fourth quarter of 2017. Our full-time headcount was approximately 2,331 and 2,444 on September 30, 2017 on December 31, 2016, respectively.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2017 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2016.
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
RESULTS OF OPERATIONS
Total Revenues

	Three months ended September 30,
			Change in
	2017	2016	$	%
	(Dollars in thousands)
Product revenues	$135,103	$133,621	$1,482	1%
Percentage of total revenues	72%	76%
Service and other revenues	51,679	43,116	8,563	20%
Percentage of total revenues	28%	24%
Total revenues	$186,782	$176,737	$10,045	6%
Product revenues represented 72% and 76% of total revenues for the three months ended September 30, 2017 and September 30, 2016, respectively. Product revenues increased by $1.5 million due to increased sales for the Medication Adherence segment of $2.9 million, offset by decreased sales for the Automation and Analytics segment of $1.4 million. The decrease in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products introduced in the fourth quarter of 2016. The increase in the Medication Adherence segment was attributed to higher completed installations compared to the three months ended September 30, 2016, primarily due to the introduction in the fourth quarter of 2016 our VBM product line. In addition, $1.1 million of the increase was attributed to the Ateb acquisition in the fourth quarter of 2016.
Service and other revenues represented 28% and 24% of total revenues for the three months ended September 30, 2017 and September 30, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $8.6 million primarily due to an increase from our

Automation and Analytics segment of $3.7 million attributed to higher service renewal fees, driven mainly by an increase in our installed customer base. Service and other revenues from the Medication Adherence segment increased $4.9 million, primarily attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $5.0 million to the service revenue during the three months ended September 30, 2017.
Our international sales represented 12% and 12% of total revenues for the three months ended September 30, 2017 and 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.

	Nine months ended September 30,
			Change in
	2017	2016	$	%
	(Dollars in thousands)
Product revenues	$362,089	$392,190	$(30,101)	(8)%
Percentage of total revenues	70%	75%
Service and other revenues	156,132	128,458	27,674	22%
Percentage of total revenues	30%	25%
Total revenues	$518,221	$520,648	$(2,427)	—%
Product revenues represented 70% and 75% of total revenues for the nine months ended September 30, 2017 and September 30, 2016, respectively. Product revenues decreased by $30.1 million due to decreased sales for the Automation and Analytics segment of $35.4 million, partially offset by increased sales for the Medication Adherence segment of $5.3 million. The decrease in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as a result of the introduction of the XT series products in the fourth quarter of 2016. The increase in the Medication Adherence segment was attributed to higher machine sales compared to the nine months ended September 30, 2016, primarily due to the introduction of VBM product series in the fourth quarter of 2016. In addition, $2.7 million of the increase was attributed to Ateb.
Service and other revenues represented 30% and 25% of total revenues for the nine months ended September 30, 2017 and September 30, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $27.7 million primarily due to an increase from our Automation and Analytics segment of $12.6 million attributed to higher service renewal fees driven mainly by an increase in our installed customer base. Service and other revenues from the Medication Adherence segment increased $15.1 million, primarily attributed to Ateb, which contributed $15.5 million to the service revenue during the nine months ended September 30, 2017.
International revenues represented 13% and 14% of total revenues for the nine months ended September 30, 2017 and 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The decrease as a percentage of our total revenues in international revenues were primarily related to our recently acquired companies, Aesynt and Ateb, which have a higher market presence in United States compared to international markets. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to continue to grow revenue is dependent on our ability to continue to obtain orders from customers, our ability to produce quality products and consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.

Financial Information by Segment
Revenues

	Three months ended September 30,
			Change in
	2017	2016	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$154,651	$152,437	$2,214	1.5%
Percentage of total revenues	83%	86%
Medication Adherence	32,131	24,300	7,831	32%
Percentage of total revenues	17%	14%
Total revenues	$186,782	$176,737	$10,045	6%
The $2.2 million increase in Automation and Analytics revenues for the three months ended September 30, 2017 in comparison to the three months ended September 30, 2016 was due to an increase in service revenues of $3.7 million, partially offset by a decrease in product revenue of $1.4 million. The decrease in product revenue in the Automation and Analytics segment was attributed to slower conversion of bookings and backlog into revenue as result of the introduction of the XT series products in the fourth quarter of 2016. The service revenue increase of $3.7 million was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
Medication Adherence revenues increased by $7.8 million for the three months ended September 30, 2017 in comparison to the three months ended September 30, 2016. The increase in revenue was due to an increase in product revenue of $2.9 million and an increase in service revenue of $4.9 million. The product revenue increase of $2.9 million was attributed primarily to the introduction of the VBM product series in the fourth quarter of 2016. The service revenue increase of $4.9 million was primarily attributed to Ateb, which contributed $5.0 million to the service revenue during the three months ended September 30, 2017.

	Nine months ended September 30,
			Change in
	2017	2016	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$427,250	$450,043	$(22,793)	(5)%
Percentage of total revenues	82%	86%
Medication Adherence	90,971	70,605	20,366	29%
Percentage of total revenues	18%	14%
Total revenues	$518,221	$520,648	$(2,427)	—%
The $22.8 million decrease in Automation and Analytics revenues for the nine months ended September 30, 2017 in comparison to the nine months ended September 30, 2016 was due to a decrease in product revenue of $35.4 million, partially offset by an increase in service revenues of $12.6 million. The decrease in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products has decelerated revenue recognition during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Service revenue increase of $12.6 million was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
Medication Adherence revenues increased by $20.4 million for the nine months ended September 30, 2017 in comparison to the nine months ended September 30, 2016. The increase in revenue was comprised of an increase in product revenue of $5.3 million and increase in service revenue of $15.1 million. Product revenue increase of $5.3 million was attributed primarily to the introduction of the VBM product series in the fourth quarter of 2016. The service revenue increase of $15.1 million was primarily attributed to Ateb, which contributed $15.5 million to the service revenue during the nine months ended September 30, 2017.
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

	Three months ended September 30,
			Change in
	2017	2016	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$79,740	$77,828	$1,912	2%
As a percentage of related revenues	52%	51%
Medication Adherence	22,189	17,401	4,788	28%
As a percentage of related revenues	69%	72%
Total cost of revenues	$101,929	$95,229	$6,700	7%
As a percentage of total revenues	55%	54%

Gross profit:
Automation and Analytics	$74,911	$74,609	$302	—%
Automation and Analytics gross margin	48%	49%
Medication Adherence	9,942	6,899	3,043	44%
Medication Adherence gross margin	31%	28%
Total gross profit	$84,853	$81,508	$3,345	4%
Total gross margin	45%	46%

	Nine months ended September 30,
			Change in
	2017	2016	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$229,218	$233,401	$(4,183)	(2)%
As a percentage of related revenues	54%	52%
Medication Adherence	61,983	47,777	14,206	30%
As a percentage of related revenues	68%	68%
Total cost of revenues	$291,201	$281,178	$10,023	4%
As a percentage of total revenues	56%	54%

Gross profit:
Automation and Analytics	$198,032	$216,642	$(18,610)	(9)%
Automation and Analytics gross margin	46%	48%
Medication Adherence	28,988	22,828	6,160	27%
Medication Adherence gross margin	32%	32%
Total gross profit	$227,020	$239,470	$(12,450)	(5)%
Total gross margin	44%	46%
Cost of Revenues. Cost of revenues for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 increased by $6.7 million, of which $1.9 million was attributed to the increase of cost of revenue in our Automation and Analytics segment and $4.8 million was attributed to the increase of cost of revenue in our Medication Adherence segment. The increase of the cost of revenue in the Automation and Analytics is consistent with the increase of revenue of $2.2 million in the Automation and Analytics for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase of the cost of revenue in the Medication Adherence segment was attributed to Ateb, which contributed $3.1 million to the increase.

    Cost of revenues for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 increased by $10.0 million, $14.2 million of which was attributed to the increased cost of revenue in our Medication Adherence segment, partially offset by $4.2 million of decrease in cost of revenue in our Automation and Analytics segment. The decrease of the cost of revenue in the Automation and Analytics segment was attributed to a decrease of $35.4 million in product revenue and costs attributed to the XT series manufacturing ramp up, including addressing quality concerns, partially offset by lower amortization expenses of acquired technology and integration related expenses related to the Aesynt acquisition. The increase of the cost of revenue in the Medication Adherence segment was mainly attributed to Ateb, which contributed $9.1 million to the increase, and increased equipment sales including VBM medication packaging products.
Gross Profit. Gross profit for the three months ended September 30, 2017 increased by $3.3 million compared to the three months ended September 30, 2016 as a result of an increase in gross profit for the Medication Adherence segment of $3.0 million as a result of the Ateb acquisition.
Gross profit for the nine months ended September 30, 2017 decreased by $12.5 million compared to the nine months ended September 30, 2016 primarily due to the decrease in sales as part of the XT series product introduction, partially offset by approximately $9.1 million of gross profit from Ateb.

Operating Expenses and Income (loss) from Operations

	Three months ended September 30,
			Change in
	2017	2016	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$16,414	$15,264	$1,150	8%
As a percentage of total revenues	9%	9%
Selling, general and administrative	58,725	61,316	(2,591)	(4)%
As a percentage of total revenues	31%	35%
Total operating expenses	$75,139	$76,580	$(1,441)	(2)%
As a percentage of total revenues	40%	43%

Income (loss) from operations:
Automation and Analytics	$28,062	$25,486	$2,576	10%
Operating margin	18%	17%
Medication Adherence	41	762	(721)	(95)%
Operating margin	—%	3%
Corporate Expenses	18,389	21,320	(2,931)	(14)%
Total income (loss) from operations	$9,714	$4,928	$4,786	97%
Total operating margin	5%	3%
Research and Development. The $1.2 million increase in research and development expenses for the three months ended September 30, 2017 compared to three months ended September 30, 2016 was primarily driven by an increase in research and development expenses of $1.5 million in our Medication Adherence segment as result of the Ateb acquisition which contributed $1.3 million to the increase.
Selling, General and Administrative. The $2.6 million decrease in selling, general and administrative expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the decrease in corporate-related expenses of $3.2 million as a result of a decrease in employee-related expenses and a decrease of $1.7 million in our Automation and Analytics segment due to lower amortization expenses from the acquired intangible assets, partially offset by an increase of $2.3 million in our Medication Adherence segment primarily due to the Ateb acquisition, which contributed $2.2 million to the increase.
Operating Income (Loss). Operating income from our Automation and Analytics segment increased by $2.6 million due to the higher gross margin of $0.3 million, partially offset by lower research and development and selling, general and administrative costs of $2.3 million. Operating income from our Medication Adherence segment decreased by $0.7 million due to higher research and development and selling, general and administrative costs of attributed to Ateb, which accounted for $3.4 million of the increase, partially offset by higher gross margin of $3.0 million.

	Nine months ended September 30,
			Change in
	2017	2016	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$50,128	$42,896	$7,232	17%
As a percentage of total revenues	10%	8%
Selling, general and administrative	186,818	189,912	(3,094)	(1.6)%
As a percentage of total revenues	36%	36%
Total operating expenses	$236,946	$232,808	$4,138	2%
As a percentage of total revenues	46%	45%

Income (loss) from operations:
Automation and Analytics	$51,381	$65,534	$(14,153)	(22)%
Operating margin	12%	15%
Medication Adherence	(2,208)	5,310	(7,518)	(142)%
Operating margin	(2)%	8%
Corporate Expenses	59,099	64,182	(5,083)	(8)%
Total income (loss) from operations	$(9,926)	$6,662	$(16,588)	(249)%
Total operating margin	(2)%	1%
Research and Development. Research and development expenses increased by $7.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was primarily driven by an increase of $4.9 million in our Medication Adherence segment, mainly due to the acquisition of Ateb in the fourth quarter of 2016, which accounted for $3.9 million of this segment's increase, and an increase of $1.4 million for the Automation and Analytics segment research and development expenses, primarily due to restructuring expenses.
Selling, General and Administrative. Selling, general and administrative expenses decreased by $3.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was due to a $5.8 million decrease from our Automation and Analytics segment, and a decrease of $6.0 million in our corporate expenses, partially offset by an increase of $8.8 million in our Medication Adherence segment. The decrease in our Automation and Analytics segment was mainly due to lower amortization expense related to intangible assets and restructuring expenses as most restructuring activities related to this segment were concluded during the nine months ended September 30, 2016. The decrease in our corporate expenses was mainly due to lower integration and acquisition related cost as well as an overall reduction in cost as part of cost saving initiatives. The increase in the Medication Adherence segment is attributed to Ateb, which contributed $7.9 million.
Operating Income (Loss). Operating income from our Automation and Analytics segment decreased by $14.2 million due to the lower gross margin of $18.6 million, partially offset by selling, general and administrative costs. Operating income from our Medication Adherence segment decreased by $7.5 million due to increased research and development and selling, general and administrative costs of $11.8 million attributed to Ateb, partially offset by higher gross margin of $6.2 million.

Provision for (benefit from) Income Taxes

	Three months ended
			Change in
	September 30, 2017	September 30, 2016	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$751	$224	$527	235%

	Nine months ended
			Change in
	September 30, 2017	September 30, 2016	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(11,232)	$(557)	$(10,675)	1,917%
Our estimated effective tax rate before discrete items was 34.4% and 38.3% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the estimated effective tax rate for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to changes in the mix of earnings with differing statutory rates and a decrease in domestic production activities deduction. Additionally, the Company adopted ASU 2016-09 effective January 1, 2017 and is now recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit. An income tax benefit of approximately $2.1 million and $4.7 million for the three and nine months ended September 30, 2017, respectively, was recorded as a result of the adoption of ASU 2016-09.
LIQUIDITY AND CAPITAL RESOURCES
Our cash position and working capital at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$7,466	$54,488

Working Capital	$109,511	$134,496
All of our cash and cash equivalents for these periods were invested in bank demand deposits. Our ratio of current assets to current liabilities was 1.5:1 at September 30, 2017 compared to 1.7:1 at December 31, 2016.
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
As of September 30, 2017, the outstanding balance from the facilities (before netting deferred issuance cost) was $197.5 million. We were in full compliance with all covenants.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
In accordance with the 2015 Avantec share purchase agreement, we agreed to make potential earn-out payments based on the achievement of bookings targets. Payments earned and paid during the year ended December 31, 2016 were $3.0 million and payments earned and paid to sellers for the period ended September 30, 2017 were $2.4 million.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of September 30, 2017, which may result in additional use of cash. See "Stock Repurchase Program" under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (as adjusted for adoption of ASU 2016-09):

	Nine months ended
	September 30, 2017	September 30, 2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$20,648	$26,030
Investing activities	(24,101)	(293,343)
Financing activities	(42,065)	233,650
Effect of exchange rate changes on cash and cash equivalents	(1,504)	(1,267)
Net decrease in cash and cash equivalents	$(47,022)	$(34,930)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2017, primarily as a result of the net loss of $3.7 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $38.5 million, and share-based compensation expense of $16.3 million, deferred income taxes of $11.1 million and $1.2 million of amortization of debt financing fees. The net cash outflow which was contributed to changes in assets and liabilities include (i) an increase in accounts receivable of $21.7 million due to the timing of collections, (ii) an increase in inventories of $22.9 million for inventory buildup in support of forecasted sales, (iii) a decrease in deferred revenue of $7.4 million due to the timing of orders and revenue being recognized for installed product, and (iv) an increase in other current assets of $5.1 million. These outflows were partially offset by an increase in accounts payable of $23.7 million primarily due to the increase in inventory and timing of payments, a decrease in the investment in sales-type leases of $6.6 million, and an increase in other accrued liabilities of $4.0 million.
Net cash provided by operating activities was $26.0 million for the nine months ended September 30, 2016, primarily as a result of $0.4 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $43.9 million, share-based compensation expense of $14.1 million and deferred income taxes of $4.8 million. The cash outflow attributed to changes in assets and liabilities includes (i) an increase in accounts receivable of $25.8 million due to increased product shipments late in the quarter, (ii) an increase in inventories of $7.7 million to support forecasted sales, (iii) increases in long-term investment in sales-type leases of $5.3 million due to two significant lease transactions entered into during the year, (iv) increases in prepaid expenses of $5.8 million mainly due to decrease in prepaid commissions and prepaid income taxes, (v) a decrease in accrued liabilities of $1.9 million due to timing of payments to employees related liabilities and (vi) a decrease in the other-long term liabilities of $2.3 million. These amounts were partially offset by an increase in the accounts payables of $5.6 million due to timing of payments, an increase in deferred revenue of $12.8 million due to timing of orders and revenue being recognized for installed product, and decreases in other long-term assets of $1.2 million.
Investing activities
Net cash used in investing activities was $24.1 million for the nine months ended September 30, 2017, which consisted of capital expenditures of $9.4 million for property and equipment, $10.3 million for costs of software development mainly related to the Performance Center offering and purchase of intangibles, and $4.4 million attributable to the acquisition of InPharmics.
Net cash used in investing activities was $293.3 million for the nine months ended September 30, 2016, $271.5 million of which was attributable to the acquisition of Aesynt. Capital expenditures related to purchases of property and equipment, software development costs for external use, and purchases of intangible assets contributed $10.0 million, $10.6 million, and $1.3 million, respectively.
Financing activities
Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2017, primarily from the repayment of $100.0 million of the credit facilities and $3.1 million in employees' taxes paid related to restricted stock unit vesting, partially offset by $26.5 million in proceeds from employee stock option exercises and employee stock plan purchases, and $37.0 million proceeds from term loan and revolving credit facilities.
Net cash provided by financing activities was $233.7 million for the nine months ended September 30, 2016 as a result of proceeds from term loan and revolving credit facilities of $247.1 million, net of deferred issuance cost of $7.9 million, and $16.5 million in proceeds from employee stock option exercises and employee stock plan purchases. The increase in cash provided from financing activities was partially offset by repayment of $25.0 million of the credit facilities, payment of contingent consideration of $3.0 million related to the Avantec acquisition, and $1.9 million in employees' taxes paid related to restricted stock units
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2017 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2016.
We had $337.8 million in contractual commitments to third parties for non-cancelable operating leases, commitments to contract manufacturers and suppliers, other purchase commitments and term loan and revolving credit facility as of September 30, 2017 as follows:

	Payments due by period
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	Thereafter
	(In thousands)
Operating leases (1)	$80,376	$3,203	$24,717	$21,288	$31,168
Purchase obligations (2)	59,928	46,477	11,343	1,173	935
Term loan facility (3)	185,000	2,500	37,500	145,000	—
Revolving credit facility (3)	12,500	—	—	12,500	—
Total (4)	$337,804	$52,180	$73,560	$179,961	$32,103
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
We have recorded $6.8 million for uncertain tax positions under long-term liabilities as of September 30, 2017 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $6.8 million in uncertain tax position liabilities have not been included in the table above.

Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of September 30, 2017, we had total debt under the Credit Agreement (before netting issuance costs) of $197.5 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and matures on April 30, 2019. At September 30, 2017, the total debt under the credit facility exposed to interest rate fluctuation risk was $100.0 million.  An immediate increase of 1% in interest rate would result in $1.0 million of interest expense per year.
Our financial investments consist of cash and, at times, money market funds. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. When our investments include money market funds, we are somewhat exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. As of September 30, 2017, we did not have any investments in money market funds.

Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2017, we did not have any outstanding foreign exchange forward contracts.
There have been no significant changes in our market risk exposures during the nine months ended September 30, 2017 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2017.

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
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million term loan facility and a $200.0 million revolving credit facility. At the closing of the Aesynt Acquisition, we incurred $255.0 million in secured debt under the Credit Agreement, consisting of $200.0 million of term loans and $55.0 million of revolving loans. In December 2016, we withdrew an additional $40.0 million from the revolving credit facility. In April 2017 and July 2017, we withdrew an additional $10.0 million and $27.0 million, respectively. As of September 30, 2017, $134.5 million of the credit facilities has been paid off. The remaining loan balances at September 30, 2017 were $185.0 million of term loans and $12.5 million of revolving loans.
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
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb and InPharmics Acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.*
In connection with the accounting for the Aesynt and Ateb Acquisitions in 2016 and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of September 30, 2017, we had recorded approximately $507.1 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
Approximately 10% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by those customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
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
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.*
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2016, the three largest institutional pharmacies have comprised 15% and 16% of our Medication Adherence segment revenues during the nine months ended September 30, 2017 and 2016, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $31.85 and $52.70 per share during the nine months ended September 30, 2017. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.*
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $9.4 million as of September 30, 2017.
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
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.*
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.0 million shares of our common stock, at a weighted-average exercise price of $29.06 per share as of September 30, 2017. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the nine months ended September 30, 2017, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, and to the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
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

OMNICELL, INC.
Date:	November 3, 2017	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	S-1	333-57024	3.1	3/14/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*	2017 Executive Officers Annualized Base Salary	8-K	000-33043	10.1	7/25/17

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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