Form 10-K
period 2017-12-31
OMNICELL, Inc
filed 2018-02-27
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2017 was $1.6 billion (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,186,296 shares of the registrant's common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2017, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2017 if such stockholder (i) beneficially owned 10% or more of the registrant's common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2017. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2018 there were 38,783,241 shares of the registrant's common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our future product bookings;

•	the extent and timing of future revenues, including the amounts of our current backlog;

•	the size or growth of our market or market share;

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively;

•
our continued investment in, and ability to deliver on, our key business strategies of developing differentiated solutions, increasing penetration of new markets, and expanding our solutions through acquisitions and partnerships, as well as our goals of advancing our platform with new product introductions annually and producing solutions that support fully automated central pharmacy operations;

•
our belief that continued investment in our key business strategies will continue to generate our revenue and earnings growth, as well as our expectations about the trends and other factors we believe will be critical to the success of our strategies;

•	the bookings, revenue and margin opportunity presented by new products, emerging markets and international markets;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expected future uses of cash and the sufficiency of our sources of funding;

•	the expected impacts of new accounting standards or changes to existing accounting standards;

•	the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources;
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," “seeks,” "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this annual report, particularly in Part II - Section 1A. “Risk Factors” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this annual report and the documents that we reference in this annual report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this annual report represent our estimates and assumptions only as of the date of this annual report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries.
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, OmniRx®, OmniCenter®, SafetyStock®, SinglePointe®, SecureVault®, the MTS Medication Technologies logo, OnDemand®, SureMed® Accuflex®, Pandora®, Ateb®, Detect-Rx®, Time My Meds®, Pharmacy Line®, InPharmics®, Aesynt®, the Aesynt logo, AcuDose-Rx®, Connect-Rx®, MedCarousel®, Robot-Rx®, MACH4®, Health Robotics® and i.v.STATIONTM, SinglePointeTM, Anywhere RNTM, Anesthesia WorkstationTM, OmniLinkRxTM, WorkflowRxTM, PROmanager-RxTM, PACMEDTM, NarcStationTM, MedShelf-RxTM, PROmanager-RxTM, Enterprise Medication ManagerTM, Automation Decision SupportTM, Anesthesia-RxTM, Performance CenterTM, PakPlus-RxTM and Fulfill-RxSM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of comprehensive automation and business analytics software solutions for patient-centric medication and supply management across the entire healthcare continuum, from the acute care hospital setting to post-acute skilled nursing and long-term care facilities to the home. Our Automation and Analytics segment has more than 4,000 customers worldwide using our supply chain and analytics solutions to help enable them to increase operational efficiency, reduce errors, deliver actionable intelligence and improve patient safety. Our acquisition of Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A. (collectively, “Aesynt”) in the first quarter of 2016 and the acquisition of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics") in the second quarter of 2017 contribute to our distinct product capabilities, particularly in central pharmacy and IV robotics, creating the broadest medication management product portfolio in the industry.
Our Medication Adherence segment includes solutions, among them our MTS Medication Technologies, SureMed and Patient Management Access Portal brands, and provides innovative medication adherence packaging solutions designed to improve medication regiment adherence and to help reduce costly hospital readmissions. Our acquisition of ateb Inc., and its affiliate, Ateb Canada Ltd., (collectively, "Ateb"), providers of pharmacy-based patient care solutions and medication synchronization to independent and chain pharmacies, in the fourth quarter of 2016, uniquely positions Omnicell to support pharmacists as they implement and scale their adherence programs. Collectively, our Medication Adherence solutions help enable over 32,000 institutional and retail pharmacies worldwide to maintain high accuracy and quality standards in medication dispensing and administration while optimizing productivity and controlling costs.
According to a 2016 study by the U.S. Food and Drug Administration ("FDA"), medication errors cause at least one death every day and injure approximately 1.3 million people annually in the United States. The healthcare industry has become increasingly aware that human factors inevitably create the risk of medication administration errors in the course of patient care. Acute care facilities are required to adhere to medication regulatory controls that we believe cannot be adequately supported by manual tracking systems or partially automated systems. Any nursing shortages would add an additional challenge to acute care facilities to meet regulatory controls and improve patient safety while still providing adequate patient care. Non-acute care facilities face similar safety challenges. In its 2003 "Adherence to Long-Term Therapies-Evidence for Action" the World Health Organization stated that across diseases, adherence is the single most important modifiable factor that compromises treatment outcome and medication adherence is viewed as a key requirement for delivering better clinical outcomes and financial results. The Centers for Medicare & Medicaid Services stated in 2012 that 11% of all hospital admissions were related to medication non-adherence. In the United States, according to the Express Scripts 2013 Drug Trend Report, avoidable healthcare costs add up to $213 billion, of which about $105 billion is due to medication non-adherence. In a 2013 report, Levine & Associates estimated that to be approximately $2,000 per patient annually.
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
Medication Adherence
The Medication Adherence segment primarily includes the development, manufacturing and selling of consumable medication blister cards, packaging equipment, medication synchronization platform, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS, SureMed, and Omnicell. MTS products consist of proprietary medication packaging systems and related products for use by institutional pharmacies servicing long-term care and correctional facilities or retail pharmacies serving patients in their local communities. Omnicell brand includes pharmacy-based patient care and medication synchronization solutions to independent and chain pharmacies acquired as part of Ateb acquisition.
Financial Information by Segment
For information regarding our revenues, cost of revenues, gross profit and income from operations by segment, see Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report.
Business Strategy
Our key business strategies include:

1.	Further penetrating existing markets through technological leadership and our differentiated platform by:
•consistently innovating our product and service offerings; and
•maintaining our customer-oriented product installation process.

2.	Increasing penetration of new markets, such as non-acute care and international markets by:
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
Our solutions offered under the Automation and Analytics segment are designed to provide everything the customer requires for installation and maintenance of medication, medical and surgical supply control. Our solutions offered under the Medication Adherence segment allow independent and chain pharmacies to implement and scale their adherence programs. Our vision of improving healthcare for everyone has led us to take certain steps in the development of our business and our long term approach to our market, such as:

•
Providing a full service, positive experience for our customers in the solution sales process, the timing and implementation of our product installations and the responsiveness of our support services;

•
Delivering solutions that are designed to provide our customers with the best experience in the healthcare industry, and improve and scale the medication adherence programs, as measured by customer input and third party surveys;

•	Innovating products to address patient safety and cost-containment pressures facing healthcare facilities while improving clinician workflow and overall operating efficiency;

•
Incorporating a broad range of clinical input into our product solution development to accommodate needs ranging from those of institutional pharmacies, retail pharmacies, and stand-alone community hospitals to multi-hospital entities, national pharmacy chains health systems, integrated delivery networks ("IDNs"), and health insurance companies;

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
We have developed or acquired numerous technologies that provide long-term solutions for our customers. Our own product development activities have brought a number of innovative and proprietary products to the market. Our G4 hardware solutions, and recently introduced XT Series Automatic Dispensing System on the Unity platform help decrease the risk of human error and save pharmacy time by eliminating the need for repetitive entry of drug formularies in multiple systems. The Unity platform is designed to help our customers closely manage medication and supply inventory to reduce costs, comply with increasingly stringent regulatory requirements and safeguard the patient. Additionally, our recently announced XR2 Central

Pharmacy Automation System utilizes robotics to automate critical workflows to help maximize inventory control, improve efficiency, and increase medication safety. Our VBM 200F, an automated system designed specifically for multi-medication adherence packaging, minimizes human activity in the multi-medication packaging process, thus reducing opportunity for errors, which helps improve medication adherence and patient outcomes. The IVX Workflow, a sterile compounding workflow solution, is designed for easy placement within laminar airflow (LAF) hoods or isolators to supports best practices in aseptic technique. Our SupplyX solution (currently available in the United Kingdom) is a web based, real time stock level information dashboard and reporting suite.
Acquisitions
In addition to our own development, we have, from time to time, acquired products that extend patient safety controls to a wider range of applications and departments in and out of the hospital setting. Our acquisitions include MTS Medication Technologies Limited ("MTS") in 2012, Surgichem Limited ("Surgichem") in 2014, Mach4 Automatisierungstechnik GmbH (“Mach4”) and Avantec Healthcare Limited (“Avantec”) in 2015, Aesynt and Ateb in 2016 and InPharmics in 2017. MTS extended our product line to include solutions for Medication Adherence customers, Surgichem was a provider of medication adherence products in the United Kingdom, Mach4 develops automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, Africa, the Middle East and Latin America, and Avantec was our distributor of medication and supply automation configurations of our products suited to the United Kingdom marketplace.
On April 12, 2017, we completed the acquisition of InPharmics, a leading source for end-to-end medication use process cost analytics and Drug Supply Chain Security Act compliance systems specifically designed for acute care hospital pharmacies. The InPharmics solution adds clinical and compliance analytics to Omnicell’s Performance Center offering, positioning us as a leading partner for health systems seeking to drive improvement across all facets of medication management.
On January 5, 2016, we completed the acquisition of Aesynt, a leader in central pharmacy robotics and IV compounding automation. Adding these two solution sets to the Omnicell portfolio was intended to give us one of the most comprehensive medication management platform offerings in the industry. We now are able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and hybrid combinations along that continuum. We are also able to offer solutions for IV preparations, including oncology drugs, which is an area where our combined customers have expressed significant interest.
On December 8, 2016, we completed the acquisition of Ateb, a leading provider of pharmacy-based patient care solutions and medication synchronization to independent and chain retail pharmacies, an area where we had no market penetration prior to the acquisition. Ateb’s Time My Meds® solution, a market leading integrated medication synchronization program, combined with Omnicell’s SureMed® medication adherence packaging and related automation solutions, uniquely positions Omnicell to support pharmacists as they implement and scale their adherence programs.
Industry Background
The delivery of healthcare in the United States still relies on a significant number of manual and paper-based processes. Most hospitals have deployed at least some automation solutions, but few have deployed them throughout the entire institution or system. The use of manual and paper-based systems in many hospital departments today results in highly complex and inefficient processes for tracking and delivering medications and supplies to patients. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector.
Healthcare providers and facilities are affected by significant economic pressures. Rising costs of labor, prescription drugs and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs.
Our Automation and Analytics products are sold worldwide to a wide variety of healthcare institutions, but most of our sales are to acute care hospital customers in the United States. The U.S. acute care hospital market is comprised of approximately 6,400 hospitals and other facilities with a total capacity of more than a million acute care beds. We currently serve over 4,000 hospitals and other facilities with total capacity of more than 580,000 acute care beds. Our customers include single location community hospitals, government hospitals and regional and national hospital systems.

We also sell our Automation and Analytics products directly to non-acute care providers, which include all healthcare facilities that are not hospitals. We estimate there are 50,000 facilities in the United States that could use our Automation and Analytics products and few of them use our solutions at this time.
Outside the United States, healthcare providers are becoming increasingly aware of the benefits of automation. Many governmental and private entities look to the progress made over the last several years in the United States and are starting to invest significantly in information technology and automation. The 2016 BCC Research report states that worldwide inpatient pharmacy automation revenue growth in our industry between 2016 and 2021 is expected to be 7.9%. We sell our Automation and Analytics products in a variety of countries outside of the United States, but to date we have focused our international sales efforts on Canada, the United Kingdom, the Middle East, and the Northern European region. Our international customer base includes over 450 customers that utilize our automation and analytics products.
We primarily sell our Medication Adherence products to institutional and retail pharmacies. In the United States, where approximately 80% of our Medication Adherence business occurs, the market is comprised of approximately 1,200 institutional and approximately 67,000 pharmacies that service over 50,000 long-term care facilities. In addition to medication control at long-term care facilities, our multi-medication products provide packaging that simplifies the process for individuals providing self-care to track and administer medications in domestic and global markets. Our acquisition of Ateb allows us to increase our capabilities to support retail pharmacies in synchronizing prescriptions for multi-med packaging and patient engagement for better adherence.
Key Industry Events and Reports
Legislation and industry guidelines, such as those produced by the FDA, The Joint Commission, the U.S. Pharmacopial Convention (the “USP”), and the Institute for Safe Medication Practices ("ISMP"), as well as the desire of healthcare organizations to improve quality and avoid liability, have driven health system facilities to prioritize investment in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. Such reports and regulatory standards include the following:

•
In 2016, the USP finalized a set of guidelines known as USP 800 to address hazardous drug handling in health care settings. The regulations deal with transport, storage, compounding, preparation, and administration of intravenous products. Changing work practices and administrative controls to comply with these requirements are expected to increase both staff and patient safety. In September 2017, USP announced its intent to postpone the official date that USP 800 becomes official to December 1, 2019.

•
ISMP’s 2016-2017 best practices for hospitals include using technology to assist in the medication verification process (e.g., barcode scanning verification of ingredients, gravimetric verification, robotics, IV workflow software) to augment manual processes. It is important that processes are in place to ensure that the technology is maintained, the software is updated and the technology is always used in a manner that maximizes the medication safety features of those systems.

•
A 2016 Joint Commission survey of ambulatory care organizations revealed one of the most cited standards for non-compliance is having a practice of safely storing medications. The Joint Commission's updated medication management (MM) standards became effective January 1, 2018 for all accredited ambulatory care organizations and office-based surgery practices. These facilities need to improve processes for securing, controlling, refrigerating and administering medications.

•
The FDA Drug Supply Chain Security Act was signed into law in 2013 (Title II of Public Law 113-54) as a way to identify and trace medications. Organizations participating in the medication supply chain were required to comply beginning in November 2017 with full traceability complete by 2023. This requires a product identifier carrying information including serial number, lot number, and expiration date. Trading partners (manufacturers, wholesalers, dispensers, repackagers) will be able to share data regarding the status and movement of medications throughout the supply chain.

•
In 2010, the FDA updated its guidance that requires linear bar codes on most prescription drugs. Drug manufacturers, re-packagers, re-labelers and private label distributors are subject to the rule. The FDA estimated that the bar code rule, would result in a 50% reduction in medication errors, 500,000 fewer adverse drug events over the subsequent 20 years, $93 billion in cost savings and other economic benefits.

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
Medication non-adherence is extremely common. According to research by Osterberg and Blaschke published in the New England Journal of Medicine in 2005, more than half of the 3.2 billion prescriptions dispensed annually in the United States are not taken as prescribed, and according to numerous studies, the same non-adherence rate exists for chronic disease medications. Poor adherence results in significant morbidity, mortality and avoidable healthcare costs. With more than 38 million Americans taking five or more maintenance medications daily, pharmacists need ways to support the arduous task of keeping patients compliant. According to the World Health Organization, “although these medications are effective in combating disease, their full benefits are often not realized because approximately 50% of patients do not take their medications as prescribed". According to a study published by IMS Institute for Healthcare Informatics in 2013, the avoidable cost of poor medication adherence is estimated at more than $105 billion in the United States alone.
Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools, such as blister cards, reminders, prescription synchronization, and patient engagement tools. A 2011 study by CVS Caremark published in Health Affairs concluded that the medical cost per patient with chronic vascular disease was $13,000 to $39,000, annually, and patients who take medications as directed by a physician experienced medical savings ranging from $1,900 to $8,900, annually. The study also found that these patients experienced fewer emergency room visits and inpatient hospital stays. Additionally, 28 states in the United States have passed laws or regulations to improve the medication adherence.
Healthcare Reform
In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act ("PPACA"), which prescribes broad-based measures designed to provide healthcare to a greater percentage of the population. Even though the future of PPACA is unclear under the current administration, healthcare reform has set in motion the need for increased efficiency in order to provide high-quality healthcare at the lower cost. Accordingly, in our annual tracking of pharmacy and nursing leadership mindshare, operational efficiencies in medication distribution and administration continue to be a top priority.
We believe our products assist healthcare organizations to augment their investments in electronic health record ("EHR") implementation and integration by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost. Our Unity platform includes an automated dispensing system that is Modular EHR stage 2 certified and integrates with all "hospital information system vendors," as defined by the U.S. Department of Health and Human Services Office of the National Coordinator for Health Information Technology. Our Omnicell Analytics solution provides enterprise-level insights that can assist in monitoring hospital performance and quality of care. In addition, the solutions provided by the Performance CenterTM software products give the customer the power to optimize the pharmacy supply chain with tools that help manage their inventory and minimize the cost of expiring medications.
Automation and Analytics Products and Services
Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs. From the point at which a medication arrives at the hospital receiving dock until the time it is administered to the patient, our systems are capable of storing, packaging, bar coding, ordering and issuing the medication, as well as providing information and controls on its use and reorder. Our medication-use product line includes systems for medication dispensing in acute care nursing departments and nursing workflow automation at the bedside, central pharmacy automation, IV solutions and analytics and performance services. These products range from industrial-grade software-driven robotic solutions for automating the management of inventory in the central pharmacy to high-security closed-cabinet systems and software to open-shelf and combination solutions in the nursing unit, catheterization lab and operating room. Our supply product lines provide healthcare facilities with cost data that enables detailed quantification of charges for payer reimbursement, inventory management, implant monitoring and the timely reordering of supplies. To provide our customers with end-to-end medication control, our product lines incorporate bar code technology throughout. Our solutions incorporate software, which we believe is the most advanced on the market today, and our Unity enterprise platform integrates disparate systems onto a single server. We also provide services, including customer education and training, to help customers to optimize their use of our technology.

Our enterprise analytics solutions and services allow pharmacists and materials managers to more easily manage inventory flow, tracking and optimization, and aids in the detection and identification of those engaged in narcotics diversion within the acute care facility.
Medication Dispensing Solutions
Our medication dispensing solutions include our Omnicell® XT Automated Dispensing Cabinets, SinglePointe™ Patient Medication Management Software, Anywhere RN™ Remote Medication Management Software, Omnicell Analytics, Pandora® Analytics, Anesthesia Workstation™ and advanced interoperability products. Each of the products in our medication dispensing solution suite is summarized in the table below.

Product	Use in Hospital	Description
Omnicell Automated Dispensing Cabinets (XT Series, G4, and Acudose)	Any nursing area in a hospital department that administers medications	Secure dispensing system that automates the management and dispensing of medications at the point of use.
SinglePointe Patient Medication Management Software	Any nursing area in a hospital department that administers medications	Software product for use in conjunction with the automated dispensing cabinet product that controls medications on a patient-specific basis.
Anywhere RN Remote Medication Management Software	Any nursing area in a hospital department that administers medications	Software that allows nurses to remotely queue or waste medications from the automated dispensing cabinets from virtually any workstation in the hospital.
Anesthesia Workstation (XT Series, G4 and Anesthesia-RxTM)	Operating room	Secure dispensing system that automates the management of anesthesia supplies and medications.
Advanced Interoperability Products	Central Pharmacy / Nursing areas
Beyond standard interfacing, Omnicell’s advanced interoperability products include remote queuing that allows nurses to queue and waste medications from within EHR and closed loop reporting that reconciles medication administration from the EHR and dispensing data.

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
AnywhereRN solution is a software that allows nurses to operate the automated dispensing cabinets from virtually any remote workstation within the hospital. This software enables enhanced workflow for nurses such that they are no longer limited to being directly in front of the cabinet to perform certain medication administration functions. AnywhereRN is intended to reduce nurse distractions in the medication administration process, allowing cabinet operations to be done in private or quieter areas. AnywhereRN is also intended to eliminate congestion at the cabinet by minimizing nurse queuing to withdraw medications. Omnicell has worked with leading EHR vendors including Cerner and Epic to embed Anywhere RN functionality directly into their applications for a seamless user experience. Closed-Loop Dosing Accountability automatically identifies variances between medications dispensed from the cabinet versus medications documented as administered and/or wasted. Embedding Anywhere RN functionality in the EHR helps to reduce errors and provide safer medication management processes, streamlines the medication administration process and allows nurses to spend more time on patient care.
Anesthesia Workstation solution is a system for the management of anesthesia supplies and medications. The system is tailored for the workflow of the clinician working in the operating room. The Anesthesia Workstation incorporates ergonomics to enhance the particular workflows inherent to the operating room and unique software to better handle case management in the procedural areas.

Central Pharmacy Solutions
Our Central Pharmacy solutions include our XR2 Automated Central Pharmacy System, Central Pharmacy Manager and Satellite Pharmacy Manager, Controlled Substance Manager, OmniLinkRx™ Medication Order Management System, and WorkflowRx™ Inventory Management Software.

Product	Use in Hospital	Description
XR2 Central Pharmacy Automated Dispensing System	Hospital Central Pharmacy	Hospital pharmacy robotics system used to automate the drug inventory management and dispensing process for patients and automated dispensing cabinets.
ROBOT-Rx®	Hospital Central Pharmacy	A hospital pharmacy robotics system used to automate the drug inventory management and dispensing process for patients and automated dispensing cabinets.
OmniLinkRx Medication Order Management System	Hospital Central Pharmacy	Prescription routing system that allows nurses and doctors to scan handwritten prescription orders for electronic delivery to pharmacists for approval and filling.
WorkflowRx Inventory Management System	Hospital Central Pharmacy	Automated pharmacy storage, retrieval and packaging systems.
Central Pharmacy Manager and Satellite Pharmacy Manager	Hospital Central Pharmacy	Automated pharmacy storage and retrieval system for managing inventory in central and satellite pharmacy locations.
Controlled Substance Manager	Hospital Central Pharmacy	Controlled substance inventory management system.
The MedCarousel® system	Hospital Central Pharmacy	Automates the processes of automated dispensing cabinet replenishment and dispensing of patient-specific first dose and scheduled medications.
MedShelf-Rx™	Hospital Central Pharmacy	A software-only solution that allows hospitals to apply bar-code scanning and perpetual inventory management processes to existing inventory locations.
PROmanager-Rx™	Hospital Central Pharmacy	A bar-code-driven robotics system that is designed to fully automate the storing, dispensing, returning and crediting of manufacturer packaged, oral-solid unit doses.
PACMED™	Hospital Central Pharmacy	An automated, intelligent, high-throughput device for bar-coding, packaging and dispensing oral solid medications.
NarcStation™	Hospital Central Pharmacy	Controlled substance inventory management system.
PakPlus-RxTM	Hospital Central Pharmacy
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

XR2 Central Pharmacy Automation System utilizes robotics to automate critical workflows to help maximize inventory control, improve efficiency, and increase medication safety. XR2 has a highly configurable and scalable architecture that can easily support health systems with both centralized and decentralized models. Its one-touch design reduces handling of medications by technicians and pharmacists. Advanced algorithms are designed to ensure earliest expiring medications are picked first, thereby reducing medication waste. XR2 handles slow-moving and fast-moving inventory, providing comprehensive inventory automation while enabling more accurate medication management through automating bar-code scanning so that pharmacists and technicians can support more productive clinical activities.
ROBOT-Rx®, a hospital pharmacy robotics system, is used to automate the drug dispensing process for patients and automated dispensing cabinets. Using bar-code scanning technology, ROBOT-Rx can automate the storage, dispensing, returning, restocking and crediting of daily unit-dose medications. ROBOT-Rx helps prevent dispensing errors, manages unit dose inventory, increases productivity, and frees pharmacists and technicians to support more productive clinical activities.
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
The MedCarousel® system enables a hospital pharmacy to consolidate and manage medication inventory in the pharmacy and throughout the hospital, while helping to increase medication filling accuracy, reducing waste, increasing inventory turns and improving workforce performance. MedCarousel automates the processes of automated dispensing cabinet replenishment and dispensing of patient-specific first dose and scheduled medications.
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
PakPlus-RxTM is a professionally managed, on-site packaging service that provides dedicated company resources, technology and consumables, along with professional management, to meet a hospital’s bar-coded, unit-dose medication requirements. PakPlus-Rx help increase packaging productivity, helping hospitals to streamline inventory and deliver readable bar-coded unit dose medications that support automation and Bar-Code Medication Administration initiatives.
Fulfill-RxSM software automates inventory reordering, receipt and replenishment; minimizes medication-related expenditures; simplifies inventory reporting and valuation; and increases productivity of scarce labor.  The software enables unique, two-way electronic data interchange between Omnicell pharmacy automation solutions and McKesson Health Systems distribution centers.

IV Solutions

Product	Use in Hospital	Description
i.v.STATION™	Hospital Central Pharmacy	A robotic solution incorporating advanced software that prepares and dispenses ready-to-administer, non-hazardous admixtures.
i.v.STATION™ ONCO	Hospital Central Pharmacy	A robotic solution incorporating advanced software that is specifically designed to meet the unique challenges surrounding oncology care and other hazardous, patient-specific preparations.
IVX Workflow	Hospital Central Pharmacy	An innovative sterile compounding workflow solution.
i.v.STATION™ prepares and dispenses ready-to-administer, non-hazardous admixtures. With this advanced technology, a user can address the highest-risk aspects of their pharmacy through an automated process that is designed to be safer and more accurate than manual compounding.
i.v.STATION™ ONCO was specifically designed to meet the unique challenges surrounding oncology care and other hazardous, patient-specific preparations. This technology helps improve safety for the patient and the operator, and can enhance efficiency in overall pharmacy operations.
IVX Workflow powered by IVX Cloud is an innovative sterile compounding workflow solution that leverages integrated barcode scanning, gravimetric or volumetric verification, advanced image recognition, photo documentation and label printing as part of a compact all-in-one package designed for safe, accurate, and streamlined IV sterile compounding. The solution is designed for easy placement within laminar airflow (LAF) hoods or isolators to support best practices in aseptic technique by providing step-by-step instructions to guide technicians in preparing IV doses according to set protocols safely, accurately, and repeatedly.
Enterprise Analytics and Solutions

Product	Use in Hospital	Description
Omnicell Analytics & Pandora Analytics	Hospital central pharmacy and general hospital management	Advanced reporting and data analytics tools.
Performance CenterTM	Hospital Central Pharmacy
Omnicell Performance Center is an enterprise software solution to monitor pharmacy operations and recommend opportunities for improved operational efficiency, regulatory compliance and patient outcomes.

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
Performance CenterTM combines enterprise software solutions with expert services to monitor pharmacy operations and recommend opportunities for improved operational efficiency, regulatory compliance and patient outcomes. The Performance Center solution works to connect data from disparate systems and create actionable insights through our enterprise medication management software. In addition, a dedicated team of data analysts constantly monitors the data and recommends opportunities for effective medication management - including pharmacy supply chain, clinical, and regulatory compliance improvements.
Automation Decision Support™ provides important performance data for hospitals to make informed business decisions. Powered by Horizon Business Insight, this advanced analytics solution combines and organizes data from Aesynt solutions into powerful graphic views. Managers see a holistic view of medication inventory, helping to improve productivity and enhance monitoring of potential diversion.

Medical and Surgical Supply Products
Our medical and surgical supply products provide acute care hospitals control over consumable supplies critical to providing quality healthcare. These solutions provide inventory control software that is designed to ensure that critical supplies are always stocked in the right locations. At the same time, usage tracking helps hospital administrators ensure that money is not wasted on excessive stores of supplies and helps optimize reimbursement by improving charge capture.
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
Our supply product line includes the Omnicell Supply Management System, Omnicell Tissue Center, OptiFlexTM MS, OptiFlexTM SS, OptiFlexTM CL and our SupplyX subscription software solution. Each of these products is summarized in the table below:

Product	Use in Hospital	Description
Omnicell Supply Management System	Any nursing area in a hospital department that uses patient care supplies	An automated dispensing system that automates the management and dispensing of medical and surgical supplies at the point of use. It works with closed Omnicell cabinets and open shelving.
Omnicell Tissue Center	Perioperative areas of the hospital	System for the management of the chain of custody for bone and tissue specimens from the donor to the patient in the operating room.
OptiFlexTM Medical Surgical (MS)	Any nursing area in a hospital department that administers supplies	System for the management of medical and surgical supplies that provides the flexibility of using bar code control in an open shelf or closed cabinet environment.
OptiFlexTM Surgical Services (SS)	Perioperative areas of the hospital	Specialty modules for the perioperative areas.
OptiFlexTM Cath Lab (CL)	Procedure areas in the hospital including the cardiac catheterization lab	Specialty modules for the cardiac catheterization lab and other procedure areas.
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
OptiFlexTM Medical Surgical (MS) provides control over general medical and surgical supplies stored in open shelves or in automated dispensing cabinets.
OptiFlexTM Surgical Services (SS) manages supplies and preference cards in the perioperative areas whether the supplies are stored on open shelves or in automated dispensing cabinets. The preference-list system creates a unique bar code for each surgical case, based on physician, procedure and patient and provides information on the case for data analysis, reporting including real-time case cost and charge capture. The Catheter Module is designed to be integrated into the Omnicell supply cabinet to secure, dispense and automatically track catheter usage.
OptiFlexTM Cath Lab (CL) manages supplies and creates cases in the cardiac catheterization lab, interventional radiology suite and other procedure areas. This solution allows real-time point-of-use data collection and accurate supply tracking regardless of whether supplies are stored on open shelves or in automated dispensing cabinets. It also improves cost management through automated charge capture and case profiling by the physician. Bar code scanning captures lot, serial numbers, and expiration date, providing quick access in the event of a product recall. The Catheter Module is designed to be integrated into the Omnicell supply cabinet and allows hospitals to secure, dispense and electronically track accurate catheter usage.
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
Retail and Hospital Automation outside the United States
Mach4 Pharma Systems Medimat is a robotic dispensing system for handling the stocking and retrieval of boxed medications. The system is configurable and may include automated stocking, high capacity storage, high retrieval speed storage, and conveyance automation. Mach4 robotic dispensing systems help eliminate the tedious tasks of handling medications, provide accurate inventory tracking, reduce patient wait time, reduce pharmacy operating costs, and increase time allotted available for a pharmacist to spend with patients.
Omnicell SupplyX (available in the United Kingdom) is a web based, real time stock level information dashboard and reporting suite. It links to the hospital reporting system to control and report on open and closed stores for both top-up and perpetual inventory management dispensing system that runs off the OmniCenter® server. It dispenses and tracks medical and surgical supplies at the point of use, and tracks lot and serial numbers.
RFID Solutions Kanban and specialized cabinet based dispensing systems running on the Unity platform which utilize Radio Frequency Identification (RFID) technology to identify supply inventory.
Medication Adherence Products and Services
We offer solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves. Healthcare provider systems, institutional pharmacies and retail pharmacies utilize our tools in addition to other clinical services to improve medication adherence in targeted patient populations. The tools include software based systems and medication adherence packaging.
Our software solutions primarily operate on the Patient Management Access Portal (PMAP), a subscription based software system which provides an environment for patient engagement by clinicians. Services running on PMAP include Time My Meds medication synchronization, immunization management, and a number of tools used by clinicians to manage patient engagement workflows. PMAP integrates to our packaging solutions. Our software solutions also provide integrated voice response for pharmacies, and medication adherence reminders through text, and telephone messaging. In the United Kingdom we offer electronic Medication Administration Records software for use in nursing homes.
Medication Adherence packaging is designed either for patient use in care environments where there is a caregiver present or for environments where the patient cares for him or herself.
For environments where a caregiver is present, institutional and retail pharmacies use our solutions for packaging medications into adherence packages that contain a 14 to 90 day supply of a specific single medication. The blister cards may be pre-packaged ahead of time and placed into inventory until needed to fill a specific patient order, or on-demand, where individual patient medication orders are packaged and labeled by an automated robotic system. Our solutions range from manual sealers to fully automated packaging machines, embedded software, as well as the consumable packages used in these machines. We have packaging solutions to help improve patient safety and economics for any size pharmacy operation by increasing pharmacy output and improving dispensing accuracy.
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
Single Medication Products for Use Where A Caregiver Is Present
Pharmacy Sealers for Medication Packaging
Our heat-sealed blister cards require a sealer to create an impermeable barrier. By using specially designed equipment to control heat, time and pressure, the institutional pharmacy serving the long-term care patients is able to create a quality seal on every package, providing a secure barrier to moisture and gases. Within this range of equipment is a sealing solution suited for almost any pharmacy, from a low volume manual blister card sealer to a high volume, all-electric heat sealer with programmable computer logic.
Pharmacy Automation Systems
Our semi-automated filling equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently-used medications into blister packs to keep in inventory awaiting a patient order. Our OnDemand automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently into multiple medication adherence packaging. These machines interface with pharmacy information systems to obtain prescription information to provide patient specific adherence packaging. Our current line of OnDemand machines includes the following products:

•
The MTS-350TM is a tabletop machine capable of prepacking a wide range of medications and features an ergonomic design and easy-to-use controls. The MTS-350 provides a semi-automated mechanism for filling blister cards and a sealer using compressed air and heat.

•	AccuFlex uses robotic technology to accurately and efficiently fill a variety of single-dose medication blister cards on demand.

•	OnDemand Express II optimizes robotic technology for high-speed, accurate fulfillment of single-dose blister cards and reclaimable packaging on demand.

•
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

Single Medication Blister Cards
We offer a wide variety of heat seal and cold seal blister cards in a variety of configurations, from 14 to 90 day doses. Heat seal cards provide a stronger seal than cold seal cards, helping pharmacists ensure consistency of the medication under nearly any environmental condition. Cold seal cards, also known as pressure sensitive cards, are both efficient and reliable and do not require heat sealing equipment to be sealed. They are ideal for emergency orders, for heat sensitive medications or when the use of a heat sealer is not practical.
MultiMedication Solutions for Use Where Patients Care for Themselves
Pharmacy Automation Systems
Our OnDemand and M-series automated solutions are designed to meet the broad needs of pharmacies to package individual patient medication orders accurately and efficiently into multimed adherence packaging. These machines interface with pharmacy information systems to obtain prescription information to provide patient-specific adherence packaging. Our current line of automation for multimedication includes the following products:

•
M5000 is a fully automated system designed specifically for multi-medication adherence packaging. The M5000 receives patient prescriptions; and constructs a filling map, then uses robotic technology to fill, seal and label the package. The M5000 minimizes human activity in the multi-medication packaging process, thus reducing risk of errors.

•
VBM 200F is an automated pharmacy solution that efficiently and accurately fills and checks Suremed® multiple medication blister cards utilizing guided light, barcode and RFID technologies to allow the filled tray to be audited throughout the entire packing process. VBM 200F can accommodate an extensive formulary with the capacity to store up to 200 different medications in the machine and has the ability to exchange cassettes while it’s running. This technology helps ensure that pharmacies have the competitive advantage to easily scale their business to help improve adherence and patient outcomes.

•
Guided Packing is a software suite utilized by pharmacists to aid in the process of manually packaging multi-med blister cards. The systems creates the recipe for each patient specific multi-med card, guides the clinician in packaging the card, and produces an integrated label.

MultiMedication Blister Cards
We offer a wide variety of heat seal and cold seal multi-medication blister cards. Multi-medication cards allow the packaging of multiple drugs into a single blister cavity representing a specific dosing time. Multi-medication cards are sold in a variety of formats to fit the needs of pharmacists and patients, with the most common format providing four dosing times for each of seven days in one package. Multi-medication adherence packages may be assembled by pharmacists by hand, or by using our pharmacy automation systems described above.
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
Sales and Distribution
We sell our Automation and Analytics and Medication Adherence solutions primarily in the United States. Approximately 86% of our revenue was generated in this market for the year ended December 31, 2017. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2017, December 31, 2016 or December 31, 2015. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end-user customers with the exception of some distribution of Medication Adherence consumables. Outside the United States and Canada, we field a direct sales force in the United Kingdom, France, Germany and China, and for Medication Adherence products in Australia. For other geographies we generally sell through distributors and resellers. Our foreign operations are discussed in Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this annual report. Our combined direct, corporate and international distribution sales teams consisted of approximately 276 staff members as of December 31, 2017. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience. Our sales representatives are generally organized to sell either the Automation and Analytics or Medication Adherence product lines. Our corporate sales team focuses on sales to large IDNs, the U.S. government, as well as partnering with group purchasing organizations ("GPOs").
The sales cycle for our automation systems, from the initial sales meeting to completion of installation, is long and can take in excess of 12 to 22 months. This is due in part to the relative cost of our systems and the number of people within each healthcare facility involved in the purchasing decision. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of nursing, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the economic safety and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with GPOs, each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our significant current GPO contracts include Intalere (f.k.a. Amerinet, Inc.), Vizient Inc, Premier Inc.,

HealthTrust Purchasing Group, The Resource Group and Resource Optimization & Innovation, LLC. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase or lease our products. The account receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists.  During our fiscal year ended December 31, 2017 sales to members of the ten largest GPOs accounted for approximately 51% of total consolidated revenue.
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
We offer telephone technical support through our technical support centers in Illinois, Florida, Pennsylvania and North Carolina. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers' service issues can be addressed either over the phone or by our support center personnel using their on-hand remote diagnostics tools. In addition, we use remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international team handles direct sales, installation and service to healthcare facilities in the United Kingdom, France, and Germany, and to non-acute customers in Australia. Sales, installation and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Mandarin, French, Swedish, Dutch, Spanish, Turkish and German.
We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Centers of Excellence
In 2017, we created Centers of Excellence (“COE”) for product development, engineering and manufacturing with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce by approximately 100 full-time employees, or about 4% of our total headcount. This reduction in force included the closure of our Nashville, Tennessee office and our manufacturing facility in Slovenia.
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
Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst Systems, LLC (which was acquired by Swisslog Healthcare), Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication adherence solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc., PillPack, Inc., TeleManager Technologies, Inc., VoicePort LLC., in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories B.V. and WebsterCare outside the United States.
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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents relate to, among other things, the following:

•	the use of dispensing cabinets with locking doors;

•	the dispensing of patient specific items;

•	the remote management of dispensing devices;

•	automated pharmaceutical dispensing systems;

•	the capture and use of restocking information to generate orders;

•	various unit-dose mechanisms and methods;

•	fingerprint access to dispensing units;

•	certain methods for using radio frequency tags with storage items;

•	various aspects of mobile carts, including an adjustable user interface;

•	the tracking of tissue within medical facilities;

•	the control of refrigerated medical storage units;

•	the monitoring of returned medications;

•	cabinets with multi-colored lights;

•	pharmaceutical product packaging systems;

•	methods for depositing various solid pharmaceuticals into a variety of packages, including packages with cavities that hold multiple medications;

•	packaging systems with automated content readers, including those utilizing pick and place robotics;

•	blister packs with electrical circuits;

•	systems for removing medications from blister packs;

•	systems for the generation of a sterile air barrier to separate the internal chamber of a machine from the external environment for the preparation of pharmaceutical products;

•	methods for manipulating toxic substances;

•	use of a digital assistant appliance for assisting an operator in the manual preparation of a liquid pharmaceutical composition;

•	gripping devices for gripping a bag for the storage of pharmaceutical products;

•	screwing assemblies for screwing closing plugs onto syringes;

•	devices for the removal of needles from syringes;

•	methods for powdered drug reconstitution;

•	a fluid container and a method of analyzing, identifying and verifying fluid within the container;

•	a system and method for measuring dimensions of medication containers and automatically storing the measurements in a database;

•	an alignment meter for an automated robotic rail system;

•	targeted messaging in a pharmacy interactive voice response system;

•	dispensing measured quantities of medications in both solid and liquid form;

•	packaging and labeling of medication unit doses;

•	inventory control of medications and medication supplies, such as through RFID tag tracking;

•	storage and monitoring of medications and medication supplies in both stationary and mobile storage cabinets;

•	the distribution of medications and medication supplies within a healthcare facility by pneumatic tube, track-based carts and robotic distribution methods;

•	restricting access to medications during storage and distribution; and

•	monitoring medication consumption.
Our patents expire at various times between 2018 and 2035.
All of our product system software is copyrighted and subject to the protection of applicable copyright laws. We intend to seek additional international and U.S. patents on our technology and to seek registration of our trademarks. We have obtained registration of, among others, the following marks: Omnicell, the Omnicell logo, OmniRx, OmniCenter, SafetyStock, SinglePointe, SecureVault, the MTS Medication Technologies logo, OnDemand, SureMed, Accuflex, Pandora, Ateb, Detect-Rx, Time My Meds, Pharmacy Line, InPharmics, Aesynt, the Aesynt logo, AcuDose-Rx, Connect-Rx, MedCarousel, Robot-Rx, MACH4, Health Robotics and i.v.STATION. Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We use industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California, Cranberry Woods, Pennsylvania, St. Petersburg, Florida, Bochum, Germany, Beijing, China, Lancing U.K., and Trieste, Italy. Research and development expenses were $66.0 million, $57.8 million and $35.2 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Employees
We had approximately 2,350 employees as of December 31, 2017. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of the business. To our knowledge, none of our domestic employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
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
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we generally will install, bill and gain customer acceptance within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer's willingness to install our solutions. Our product backlog was $345 million and $301 million as of December 31, 2017 and December 31, 2016, respectively.
Company Information
We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.
Available Information
We file reports and other information with the Securities and Exchange Commission ("SEC") including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act (1) are available at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549, (2) are available at the SEC's Internet site (www.sec.gov)and (3) are available free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our website address is www.omnicell.com. Information posted on or accessible through these websites is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.
Executive Officers of the Registrant
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	60	President, Chief Executive Officer, and Chairman of the Board of Directors
J. Christopher Drew	52	President, North American Automation and Analytics
Robin G. Seim	58	President, Global Automation and Medication Adherence
Peter J. Kuipers	46	Executive Vice President and Chief Financial Officer
Dan S. Johnston	54	Executive Vice President and Chief Legal & Administrative Officer
Nhat H. Ngo	45	Executive Vice President, Marketing, Strategy and Business Development
Jorge R. Taborga	58	Executive Vice President, Engineering and Integration Management Office
Joseph B. Spears	58	Vice President, Corporate Finance and Chief Accounting Officer

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
Nhat H. Ngo joined Omnicell in November 2008 as Vice President of Strategy and Business Development. In March 2012, Mr. Ngo was named Executive Vice President, Strategy and Business Development. In January 2018, Mr. Ngo was named Executive Vice President, Marketing, Strategy and Business Development. From January 2007 to October 2008, Mr. Ngo served as Vice President of Business Development and Licensing for a business unit of Covidien, a global healthcare products company. From June 1999 to April 2006, Mr. Ngo worked at BriteSmile, Inc., a direct-to-consumer aesthetic technology company and served in a variety of senior leadership positions in marketing, sales, operations, strategic planning and corporate development. From September 1997 to June 1999, Mr. Ngo practiced corporate law at Shaw Pittman, LLP. Mr. Ngo received a B.S. in commerce, with a concentration in finance, from the University of Virginia McIntire School of Commerce and a J.D. from the University of Virginia School of Law.
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
Joseph B. Spears joined Omnicell in May 2012 as Vice President, Corporate Finance. In April 2014, Mr. Spears was named Vice President, Corporate Finance and Corporate Controller. In October 2017, Mr. Spears was named Vice President, Corporate Finance and Chief Accounting Officer. Prior to joining Omnicell, Mr. Spears held various leadership positions in accounting and finance, including at eBay, Inc. from 2004 to 2012 as Sr. Director, Corporate Accounting. Prior to eBay, Inc.,

Mr. Spears held financial and accounting leadership roles at Procket Networks, Inc., Bay Networks, Inc., Nortel Networks Corporation and International Business Machines Corporation.
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
In assessing these risks, you should also refer to other information contained in this annual report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes.
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, or if newly developed solutions, such as our XT Series, XR2 Automated Central Pharmacy System and IVX workflow, are not adopted in the same time frame and/or quantity as we anticipate, our business will suffer.
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
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our M5000, VBM 200/F packaging equipment for multimedication blister cards or XR2 Automated Central Pharmacy System, or product enhancements may not be accepted in new or existing markets. If we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis, we may be unable to achieve our goal of producing solutions that support fully automated central pharmacy operations, and our business will suffer.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb and InPharmics, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in January 2016, we acquired Aesynt, in December 2016, we acquired Ateb and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential acquisitions include, but are not limited to:

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
In 2016 we acquired Aesynt and Ateb, and in 2017 we acquired InPharmics, in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell, Aesynt, Ateb and InPharmics. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

•	inability or failure to expand product bookings and sales;

•	inability to maintain business relationships with customers and suppliers of newly acquired companies, such as Ateb and InPharmics, due to post-acquisition disruption;

•	inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;

•	inability or failure to successfully integrate and harmonize financial reporting and information technology systems;

•	inability or failure to achieve the expected operational and cost efficiencies; and

•	loss of key employees.
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
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200 million to $315 million and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. The loan balances at December 31, 2017 were $182.5 million of term loans and $34.5 million of revolving loans. Our debt may:

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
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all. In addition, as more fully described in the risk factor titled “Covenants in our Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected” below, the Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests.
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb and InPharmics Acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb Acquisitions in 2016 and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of December 31, 2017, we had recorded approximately $505.9 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton Dickinson/CareFusion Corporation, ARxIUM (through its acquisition of MedSelect, Inc. and Automed), Cerner Corporation, Talyst Systems, LLC (which was acquired by Swisslog Healthcare), Emerson Electronic Co. (through its acquisition of medDispense, L.P.), Swisslog Holding AG (which was acquired by KUKA), WaveMark Inc., ParExcellence Systems, Inc., Vanas N.V., Infor (formally Lawson Software, Inc.), Willach Pharmacy Solutions, DIH Technologies Co., Yuyama Co., Ltd, Robopharma B.V., Apostore GmbH, KlS Steuerungstechnik GmbH and Suzhou Iron Technology (China). Our current direct competitors in the medication adherence solutions market include Drug Package, Inc., AutoMed Technologies, Inc. (a subsidiary of ARxIUM), Manchac Technologies, LLC (through its Dosis product line) and RX Systems, Inc., PillPack, Inc., TeleManager Technologies, Inc., VoicePort LLC, in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Manrex Ltd, Global Factories B.V., and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of CareFusion Corporation by Becton Dickenson Corporation and the acquisition of Talyst Systems, LLC. by Swisslog Healthcare, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our new XR2 Automated Central Pharmacy System and IVX workflow solutions, and we cannot guarantee that demand will meet our expectations. In addition, our XT Series, M5000 and VBM 200F automated pharmacy solutions for multi-medication blister card packaging are relatively new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities' existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of 2010 (the "PPACA"), the Budget Control Act of 2011, and other health reform legislation, or the repeal of all or a portion of any such legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
For example, some of the provisions of the PPACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated under the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the PPACA. Thus, the full impact of the PPACA, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may have an effect on our revenue or profitability.
In addition, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort and difficulty in selling our products to such target customers, or could cause our existing customers or potential new customers to begin utilizing our competitors' products if such customers are acquired by healthcare providers that prefer our competitors' products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
When we experience delays in installations of our medication and supply dispensing systems or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations and financial condition could be harmed.
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer's larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers' decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
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
Approximately 11% of our revenue is generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by these customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenue will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.

Many of our newer products include software as a service or solution as a service subscriptions. If customer adoption of these products is faster than anticipated, we may experience a temporary reduction of revenues. If these products are unable to meet customer needs, customers may cancel subscriptions.
We currently offer our IV Solutions products and our Central Pharmacy products together with operators as a monthly subscription. We also sell Performance Center, Electronic Medication Administration, and SupplyX as a subscription. IVX Workflow contains a significant subscription element in its pricing structure. If adoption of IV solutions subscription products takes place faster than anticipated, the shift to subscription revenue from capital equipment sales will defer revenue recognition. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue.
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

•
the requirement to comply with a variety of international laws and regulations, including privacy, labor, import, export, trade, environmental standards, product compliance, tax, anti-bribery and employment laws and changes in tariff rates;

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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration ("DEA"). Through our acquisition of Aesynt, we have both a Class I and a Class II, 510(k) exempt medical device which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
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
The standards adopted to date include, among others, the "Standards for Privacy of Individually Identifiable Health Information," which restrict the use and disclosure of personally identifiable health information by covered entities, and the "Security Standards," which require covered entities to implement administrative, physical and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a "business associate" in relation to many of our customers that are covered entities, and as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009, we are covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties and other sanctions.
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
The Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated total leverage ratio of 3.50:1 through the end of 2018, 3.25:1 through the end of the second quarter of 2019 and 3.00:1 thereafter (subject to certain exceptions) and (ii) to maintain a minimum fixed charge coverage ratio of 1.50:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the Credit Agreement could result in a default under the terms of the Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations and financial condition could be harmed.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical and engineering staff. We believe that our future success will depend upon our ability to attract, train and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting and other personnel can be intense and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.
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
In addition, our information technology systems are potentially vulnerable to cyber-attacks or other data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue.
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
A number of group purchasing organizations, including Intalere (f.k.a. Amerinet, Inc.), Vizient Inc, Premier Inc., HealthTrust Purchasing Group, The Resource Group, and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2017, the three largest institutional pharmacies have comprised 16% and 17% of our Medication Adherence segment revenues during the years ended December 31, 2017 and 2016, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.

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
Our common stock traded between $31.85 and $55.40 per share during the year ended December 31, 2017. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	changes in our operating results;

•	developments in our relationships with corporate customers;

•	developments with respect to recently acquired businesses;

•	changes in the ratings of our common stock by securities analysts;

•	announcements by us or our competitors of technological innovations or new products;

•	announcements by us or our competitors of acquisitions of businesses, products or technologies; or

•	general economic and market conditions.
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
On March 17, 2015, we announced that we were delaying the filing of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report") beyond the automatic 15-day extension period permitted under the rules of the Securities and Exchange Commission because of the internal investigation that we commenced following receipt of a notice from an Omnicell employee on February 27, 2015 alleging, among other matters, the existence of a “side letter” arrangement with an Omnicell customer for certain discounts and Omnicell products that were to be provided at no cost, but which were not reflected in the final invoices paid by such customer.
Because we were unable to timely file the 2014 Annual Report, on March 18, 2015, we received an expected written notification (the “Notice”) from the NASDAQ OMX Group, Inc. (“Nasdaq”) indicating that Omnicell was not in compliance with Nasdaq Listing Rule 5250(c)(1) for continued listing, due to the delay in filing the 2014 Annual Report beyond the extended filing due date. Under the Nasdaq continued listing rules, we had 60 calendar days from the date of the letter to either file the 2014 Annual Report or submit a plan to regain compliance.
During the period between the date the 2014 Annual Report was due and the date of its filing, our stock price experienced some volatility. We have concluded the investigation causing the delay of the filing of the 2014 Annual Report. Even though the results of the investigation led the Company to determine that effective internal control over financial reporting was maintained in all material respects and that there were no changes required to be made to the Company’s Consolidated Financial Statements, we cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic financial reports, which could harm our stock price and, if such delay were to continue for a period of time, impact our continued listing on the NASDAQ Global Select Market.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenue and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $8.4 million as of December 31, 2017.
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
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200F is manufactured by a third party and sold by us pursuant to a distribution and supplier agreement. If we lose access to third-party technologies, such as our ability to distribute the VBM 200F, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt and Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board ("FASB") for revenues, leases and other components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.3 million shares of our common stock, at a weighted-average exercise price of $32.72 per share as of December 31, 2017. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or harm our business, financial condition and results of operations.
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us.
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc. (collectively, the “Sales Agents”) pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the Sales Agents. As of December 31, 2017, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell or distribute our products may be negatively impacted and could harm our business, financial condition and results of operations.
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation, including the recently passed comprehensive tax reform bill, could adversely affect our business and financial condition.
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
For example, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, changed many aspects of U.S. corporate income taxation, and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, imposition of a tax on deemed repatriated earnings of foreign subsidiaries, changes in the treatment of offshore earnings, limitation of the tax deduction for interest expense, revision of net operating loss carryforward and utilization rules, further deduction limits on executive compensation, and modifying, repealing and creating many other business deductions and credits. While certain expected impacts of the Tax Act on our business are discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 15, Income Taxes, of the Notes to Consolidated Financial Statements, we continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are currently no unresolved issues with respect to any SEC staff’s written comments.

ITEM 2. PROPERTIES
Our headquarters are located in leased facilities in Mountain View, California. The following is a list of our leased facilities and their primary functions.

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Medication Adherence	132,500
Cranberry, Pennsylvania	Administration, marketing, and research and development	Automation and Analytics	116,300
Warrendale, Pennsylvania	Manufacturing and Administration	Automation and Analytics	107,400
Mountain View, California	Administration, marketing, and research and development	Automation and Analytics	99,900
Irlam, United Kingdom	Administration, sales, marketing and distribution center	Medication Adherence	61,000
Raleigh, North Carolina	Administration, marketing, and research and development	Medication Adherence	48,200
Milpitas, California	Manufacturing	Automation and Analytics	46,300
Waukegan, Illinois	Technical support, training and repair center	Automation and Analytics	38,500
Bochum, Germany	Administration, sales, marketing, distribution and manufacturing center	Automation and Analytics	11,000
We also have smaller rented offices in Strongsville, Ohio, Canada, the Federal Republic of Germany, France, Hong Kong, Italy, Melbourne, Australia, the People's Republic of China, the United Arab Emirates and the United Kingdom.
We closed our rented facilities in Nashville, Tennessee and Slovenia during 2017 and terminated the associated leases.
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
ITEM 3. LEGAL PROCEEDINGS
Refer to the information set forth under "Legal Proceedings" in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
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

Year Ended December 31, 2017	High	Low
Fourth Quarter	$55.40	$44.34
Third Quarter	$52.70	$42.20
Second Quarter	$44.60	$38.00
First Quarter	$41.15	$31.85

Year Ended December 31, 2016	High	Low
Fourth Quarter	$38.52	$30.35
Third Quarter	$40.50	$33.99
Second Quarter	$34.71	$26.46
First Quarter	$30.78	$25.06
Stockholders
There were 100 registered stockholders of record as of December 31, 2017. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell's common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2012. The total return for Omnicell's common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell's common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Care Index and NASDAQ Health Services Index tracks the aggregate price performance of health care and health services equity securities. Omnicell's common stock is traded on The NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is based on historical results and is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)(2)
Among Omnicell, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index and
the NASDAQ Health Services Index
_________________________________________________

(1)	$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

(2)
This section is not deemed "soliciting material" or to be "filed" with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017
Omnicell, Inc.	100.00	171.69	222.73	209.01	227.98	326.16
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Health Care	100.00	156.31	199.21	207.94	169.96	204.45
NASDAQ Health Services	100.00	139.64	173.97	187.09	155.05	177.93
Stock Repurchase Programs
There were no stock repurchases during 2017. Refer to Note 12, Stock Repurchases, of the Notes to Consolidated Financial Statements in this annual report for additional information.

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

	Year Ended December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Total revenue	$716,165	$692,623	$484,559	$440,900	$380,585
Gross profit	322,088	313,800	247,930	233,860	203,399
Income from operations	5,754	6,481	48,632	49,583	35,299
Net income	20,605	603	30,760	30,518	23,979
Net income per share:
Basic	$0.55	$0.02	$0.86	$0.86	$0.69
Diluted	$0.53	$0.02	$0.84	$0.83	$0.67
Shares used in per shares calculations:
Basic	37,483	36,156	35,857	35,650	34,736
Diluted	38,712	36,864	36,718	36,622	35,777

	December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$980,304	$935,103	$578,747	$560,214	$492,501
Long-term debt, net	194,917	245,731	—	—	—
Total liabilities	463,105	503,496	176,359	170,116	143,504
Total stockholders' equity	$517,199	$431,607	$402,388	$390,098	$348,997
__________________________________________________
(1)    Includes InPharmics financial results as of April 2017, the acquisition date.
(2)    Includes Aesynt and Ateb financial results as of the acquisition dates of January 2016 and December 2016, respectively.
(3)    Includes Avantec and Mach4 financial results as of April 2015, the acquisition date.
(4) Includes Surgichem financial results as of August 2014, the acquisition date.

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
We manage our business as two operating segments, Automation and Analytics and Medication Adherence.

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs.

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing and selling of solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software based systems and medication adherence packaging, packaging equipment, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS, SureMed, Ateb, and Omnicell.

For further description of our operating segments, please refer to Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this annual report.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 86% of our total revenues in 2017. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Strategy
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have and intend to continue to invest in the strategies which we believe have generated and will continue to generate our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

•
Development of a differentiated platform. We invest in the development of products that we believe bring patient safety and workflow efficiency to our customers’ operations that they cannot get from other competing solutions. These differentiators may be as small as how a transaction operates or information provided on a report or as large as the entire automation of a workflow that would otherwise be completed manually. We intend to continue our focus on differentiating our products, and we carefully assess our investments regularly as we strive to ensure those investments provide the solutions most valuable to our customers.

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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, in December 2016 we announced the XT Series, our new generation of medication and supply automation that is fully integrated on our Unity enterprise platform. The XT Series includes automated medication and supply dispensing cabinets, the Anesthesia Workstation, and Controlled Substance Manager. The XT Automated Medication Cabinets have been integrated with Connect-Rx® from Aesynt, so customers in the United States and Canada who use AcuDose-Rx® cabinets can take advantage of the new hardware without changing their software or server infrastructure. As part of this product introduction we developed a new hardware and electronics architecture for the XT Series. The new design enables more medications to be stocked within the same footprint-the XT cabinets offer up to 50% more capacity compared with similar units on the market. In November 2017, we introduced our new IVX Workflow Solution. This new solution powered by IVX Cloud services helps enable pharmacies to safely and efficiently compound and prepare IV treatments. In December 2017, we announced our XR2 Central Pharmacy Automated System, allowing customers to more fully automate their central pharmacies.
Consistent with our strategy to enter new markets, we have made investments in our selling, general and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on two markets: Western Europe where we sell solutions through a direct sales team in the United Kingdom, France, and Germany and through resellers in other markets; and in the Middle Eastern countries of the Arabian Peninsula. We have also expanded our sales efforts to medication adherence customers in the United States which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of MTS in 2012, our acquisition of Surgichem in August 2014, our acquisitions of Mach4 and Avantec in April 2015, our acquisition of Aesynt in January 2016, our acquisition of Ateb in December 2016, and most recently, our acquisition of InPharmics in April 2017. Surgichem was a provider of medication adherence products in the United Kingdom. Mach4 is a provider of automated medication management systems to retail and hospital pharmacy customers primarily in Europe, with additional installations in China, Africa, the Middle East and Latin America. Avantec develops medication and supply automation products that complement our solutions for configurations suited to the United Kingdom marketplace. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain retail pharmacies. InPharmics is a provider of advanced pharmacy informatics solutions to hospital pharmacies. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three-leg strategy of differentiated products, expansion into new markets and acquisition and partnership in future periods will be based on, among other factors:

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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced generally by a non-cancellable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and, other than subscription based sales, generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased by 5%, from $541 million in 2016 to $568 million in 2017, driven by the success of our growth strategies in differentiated products, new markets and, by the contributions from our acquisitions of Aesynt, Ateb, and InPharmics.
In addition to product solution sales, we provide services to our customers. We provide installation planning and consulting as part of every product sale which is included in the initial price of the solution. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers, our service revenues have also grown.
The growth in the Medication Adherence revenue was primarily driven by further market penetration and adoption of our automated and semi-automated packaging equipment within the United States and Europe, Middle East and Africa ("EMEA"), as well as modest price increases across the product lines.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus is to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue.
In fiscal year 2017, we created Centers of Excellence (“COE”) for product development, engineering and manufacturing with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce in the first half of 2017 by approximately 100 full-time employees, or about 4% of the total headcount, and closed our Nashville, Tennessee and Slovenia facilities.
Our full-time headcount of approximately 2,350 on December 31, 2017, a decrease of approximately 100 from December 31, 2016, reflects our efforts to drive profitability and optimize resources allocation.
2017 Acquisitions
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
2016 Acquisitions
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The purchase price consideration was $271.5 million net of cash acquired of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations since January 6, 2016, and presented as part of the Automation and Analytics segment.
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
We recognize revenue when the earnings process is complete, based upon its evaluation of whether the following four criteria have been met:
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
Collection is probable. We assess the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history and its current creditworthiness. If, in our judgment, collection of a fee is not probable, we defer revenue recognition until the uncertainty is removed, which generally means revenue is recognized upon our receipt of cash payment assuming all other revenue criteria are met. Our historical experience has been that collection from our customers is generally probable.
In arrangements with multiple deliverables, assuming all other revenue criteria are met, we recognize revenue for individual delivered items if they have value to the customer on a standalone basis. We allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence ("VSOE") of the selling price. VSOE represents the price charged for a deliverable when it is sold separately, or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We consider VSOE to exist when approximately 80% or more of its standalone sales of an item are priced within a reasonably narrow pricing range (plus or minus 15% of the median rates). We have established VSOE of the selling price for our post-installation technical support services and professional services. When VSOE of selling price is not available, third-party evidence ("TPE") of selling price for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties' prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices ("BESP"). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives and pricing practices. We regularly review and update our VSOE and BESP information.
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

A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 33% of the lease receivable balance, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
Allowance for doubtful accounts and notes receivables from investment in sales-types leases
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers' financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management's estimates, and such differences could be material to our financial position and results of operations.
There were no customers that accounted for more than 10% of our accounts receivable balance as of December 31, 2017 and 2016.
The retained in-house leases discussed above are considered financing receivables. Our credit policies and our evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class.
Inventory
Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value.  Inbound shipping costs are included in cost of inventory. We regularly monitor inventory quantities on hand and record write-downs for excess and obsolete inventories based on our estimate of demand for our products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers or contract manufacturers before we receive them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to us.
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

Goodwill and acquired intangible assets
Goodwill. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. Our reporting units are the same as our operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. If the carrying value exceeds estimated fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
To determine each reporting unit's fair value under the quantitative approach, we use a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of the sum of its reporting units’ fair value.
We performed a quantitative impairment analysis as of October 1, 2017 for our Medication Adherence reporting unit. We determined that the fair value of this reporting unit exceeded the carrying value by more than 40%, and thus no impairment was indicated. Additionally, we performed a qualitative impairment assessment analysis as of October 1, 2017 for our Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, the fair value of this reporting unit exceeded the carrying value, and thus no impairment was indicated.
Intangible assets. In connection with our acquisitions, we generally recognize assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, and trade names is recognized in selling, general and administrative expenses.
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
Share-based compensation
We account for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). We recognize compensation expense related to stock-based compensation based on the grant date estimated fair value.
The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on our historical experience of employee stock option exercises, including forfeitures. Expense is recognized on a straight-line basis over the requisite service period.
The fair value of Restricted Stock Units ("RSUs") is based on the stock price on the grant date. The fair value of Restricted Stock Awards (“RSAs”) is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.

The fair value of PSUs with service and market conditions is estimated using a Monte Carlo simulation model applying multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods
Accounting for income taxes
    On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into law. The Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. At December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

We record an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes ("ASC 740"), the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.

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
Recently issued authoritative guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.

RESULTS OF OPERATIONS
Total Revenues

		Change in			Change in
	2017	$	%	2016	$	%	2015
	(Dollars in thousands)
Product revenues	$506,209	$(11,735)	(2)%	$517,944	$129,547	33%	$388,397
Percentage of total revenues	71%			75%			80%
Service and other revenues	209,956	35,277	20%	174,679	78,517	82%	96,162
Percentage of total revenues	29%			25%			20%
Total revenues	$716,165	$23,542	3%	$692,623	$208,064	43%	$484,559
2017 compared to 2016:

Revenues were $716.2 million for the year ended December 31, 2017 compared to $692.6 million for the year ended December 31, 2016, representing an increase of approximately 3%. The year-over-year revenue increase was primarily attributed to an increase in service and other revenues of $35.3 million, offset by a decrease in product revenues of $11.7 million.
Product revenues represented 71% and 75% of total revenues for the years ended December 31, 2017 and 2016, respectively. Product revenues decreased by $11.7 million due to decreased sales in our Automation and Analytics segment of $20.3 million, offset by increased sales of $8.6 million in our Medication Adherence segment. The decrease in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products decreased revenue recognition for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in the Medication Adherence segment was partially attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $4.2 million to the increase in the product revenue during the year ended December 31, 2017. The remainder of the increase is primarily attributed to the introduction of the VBM product series in the fourth quarter of 2016.
Service and other revenues represented 29% and 25% of total revenues for the years ended December 31, 2017 and 2016, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. The increase in service and other revenues of $35.3 million was attributable to year over year increases of $17.1 million and $18.2 million in our Automation and Analytics and Medication Adherence segments, respectively. The increase in revenue growth in our Automation and Analytics segment was a result of higher service renewal fees driven mainly by an increase in installed customer base. The increase in the Medication Adherence segment was primarily attributed to Ateb, which contributed $18.7 million to the increase in the service revenue during the year ended December 31, 2017.
Our international sales represented 14%, 15% and 17% of total revenues for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The decrease as a percentage of our total revenues in international revenues was primarily related to our recently acquired companies, Aesynt and Ateb, which have a higher market presence in United States compared to international markets. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
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
Product revenues represented 75% and 80% of total revenues for the years ended December 31, 2016 and 2015, respectively. The increase in product revenues of $129.5 million was due to the recently acquired companies, primarily Aesynt which contributed $86.9 million to the increase, and to a lesser degree, a full year of operations of Mach4 and Avantec. The remaining increase was attributed to revenue growth in our Automation and Analytics segment due to customer conversions, larger orders received from our existing customers, and higher implementations, partially offset by decreases in lease renewals. Our Medication Adherence segment contributed $3.2 million to the overall product revenue growth, primarily due to the increase in the consumable products sales of $5.2 million, partially offset by decrease in equipment sales of $2.4 million due to the timing of installations.
Service and other revenues represented 25% and 20% of total revenues for the years ended December 31, 2016 and 2015, respectively. The increase in service revenues of $78.5 million was due to the recently acquired companies, primarily Aesynt which contributed $68.9 million to the increase, and to a lesser degree, a full year of operations of Mach4 and Avantec. The remaining increase was primarily attributed to revenue growth in our Automation and Analytics segment as result of higher service renewal fees driven mainly by an increase in installed customer base. Our Medication Adherence segment contributed $1.6 million primarily due to the Ateb acquisition.

Financial Information by Segment
Revenues

		Change in			Change in
	2017	$	%	2016	$	%	2015
Revenues:	(Dollars in thousands)
Automation and Analytics	$590,392	$(3,234)	(1)%	$593,626	$203,305	52%	$390,321
Percentage of total revenues	82%			86%			81%
Medication Adherence	125,773	26,776	27%	98,997	4,759	5%	94,238
Percentage of total revenues	18%			14%			19%
Total revenues	$716,165	$23,542	3%	$692,623	$208,064	43%	$484,559
2017 compared to 2016:
The decrease in Automation and Analytics revenues of $3.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily related to a decrease in product revenues of $20.3 million partially offset by an increase in service revenue of $17.1 million. The decrease in revenues in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products has decelerated revenue recognition for the year ended December 31, 2017 compared to the year ended December 31, 2016. Service revenue increase in the Automation and Analytics segment was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
The increase in Medication Adherence revenues of $26.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributed to increases in service revenues of $18.2 million and product revenues of $8.6 million. The increase in service revenues was primarily attributed to Ateb, which contributed $18.7 million to the increase during the year ended December 31, 2017. Product revenue increase was primarily attributed to Ateb, which contributed $4.2 million to the increase, as well as the introduction of the VBM product series in the fourth quarter of 2016.
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
Medication Adherence revenues increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and was primarily attributable to an increase in product revenues of $3.2 million, mainly due to the increase in consumable product sales which increased $5.2 million compared to the year ended December 31, 2015. This increase was partially offset by a decrease in equipment sales of $2.4 million due to the timing of installations.
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

		Change in			Change in
	2017	$	%	2016	$	%	2015
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$308,443	$(2,524)	(1)%	$310,967	$139,024	81%	$171,943
As a percentage of related revenues	52%			52%			44%
Medication Adherence	85,634	17,778	26%	67,856	3,170	5%	64,686
As a percentage of related revenues	68%			69%			69%
Total cost of revenues	$394,077	$15,254	4%	$378,823	$142,194	60%	$236,629
As a percentage of total revenues	55%			55%			49%

Gross profit:
Automation and Analytics	$281,949	$(710)	—%	$282,659	$64,281	29%	$218,378
Automation and Analytics gross margin	48%			48%			56%
Medication Adherence	40,139	8,998	29%	31,141	1,589	5%	29,552
Medication Adherence gross margin	32%			31%			31%
Total gross profit	$322,088	$8,288	3%	$313,800	$65,870	27%	$247,930
Total gross margin	45%			45%			51%
2017 compared to 2016:
Cost of Revenues
Automation and Analytics. Cost of revenues for the year ended December 31, 2017 decreased by $2.5 million compared to the year ended December 31, 2016 primarily due to a decrease in product costs of $9.1 million, partially offset by an increase in service costs of $6.5 million. The decrease in product costs is primarily due to the decrease in product revenues of $20.3 million partially offset by costs attributed to the XT series manufacturing ramp up, including costs related to design refinement and lower overhead absorption due to the decrease of revenues from the XT conversion. The increase in service costs is primarily due to the increase in service revenues of $17.1 million, which is offset by a slight decrease in costs due to efficiencies from scaling and cost saving activities.
Medication Adherence. Cost of revenues increased by $17.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the increase in product costs and service costs of $11.5 million and $6.3 million, respectively. The increase in product costs was attributed to (i) increase in product revenues of $8.6 million, (ii) increase in product costs of $5.4 million related to Ateb, and (iii) product mix from higher volume of sales of lower margin products. The increase in service costs was primarily attributed to the increase in service costs of $6.3 million related to Ateb.
2016 compared to 2015:
Cost of Revenues
Automation and Analytics. Cost of revenues increased by $139.0 million, primarily due to an increase in product costs of $101.7 million. The increase was attributed to the acquired companies, mainly Aesynt, and to a lesser degree Mach4 and Avantec due to a full year of operations in 2016. The increase in cost of product revenues from Aesynt of $78.1 million, includes the amortization expense for developed technology of $4.9 million, amortization of backlog of $13.7 million, and inventory step-up fair value adjustment of $3.7 million resulting from the purchase accounting. The remaining difference is due to customer and product mixes and overall growth in product sales. Cost of service revenues increased by $37.3 million primarily due to costs related to the acquired companies, mainly Aesynt which contributed $33.7 million to the increase in cost of service revenue.
Medication Adherence. Cost of revenues increased by $3.2 million compared to the year ended December 31, 2015. The change is due to product and service cost of revenues which increased $2.3 million and $0.9 million, respectively, mainly attributed to customer and product mixes and overall growth in product sales.

Operating Expenses and Income from Operations

		Change in			Change in
	2017	$	%	2016	$	%	2015
Operating expenses:	(Dollars in thousands)
Research and development	$66,022	$8,223	14%	$57,799	$22,639	64%	$35,160
As a percentage of total revenues	9%			8%			7%
Selling, general and administrative	250,312	792	—%	249,520	81,939	49%	167,581
As a percentage of total revenues	35%			36%			35%
Gain on business combination	—	—	—%	—	3,443	(100)%	(3,443)
Total operating expenses	$316,334	$9,015	3%	$307,319	$108,021	54%	$199,298
As a percentage of total revenues	44%			44%			41%

Income (loss) from operations:
Automation and Analytics	$88,249	$4,101	5%	$84,148	$(20,146)	(19)%	$104,294
Operating margin	15%			14%			27%
Medication Adherence	(1,596)	(7,894)	(125)%	6,298	1,004	19%	5,294
Operating margin	(1)%			6%			6%
Corporate expenses ("Common")	(80,899)	3,066	(4)%	(83,965)	(23,009)	38%	(60,956)
Total income from operations	$5,754	$(727)	(11)%	$6,481	$(42,151)	(87)%	$48,632
Total operating margin	1%			1%			10%
2017 compared to 2016:
Research and Development. Research and development expenses increased $8.2 million for the year ended December 31, 2017 as compared to year ended December 31, 2016, primarily driven by increases of $0.2 million and $6.8 million in our Automation and Analytics and Medication Adherence segments, respectively. In addition, corporate-related research and development expenses increased by $1.2 million. The increase in our Medication and Adherence segment was primarily attributable to recently acquired Ateb, which contributed $5.5 million to the increase year over year. The remaining increase in the Medication Adherence segment is primarily related to continued investment in the segment. The increase in the corporate-related expenses related to new and ongoing research and development projects.
Selling, General and Administrative. Selling, general and administrative expenses increased $0.8 million for the year ended December 31, 2017 as compared to year ended December 31, 2016 due to an increase in our Medication Adherence segment of $10.1 million, offset by decreases from our Automation and Analytics segment of $5.0 million and corporate-related expenses of $4.3 million. The increase from our Medication Adherence segment is primarily attributed to Ateb, which contributed $9.1 million to the increase. The remaining increase is primarily due to normal growth to support the business and attributed to higher commissions, benefits and salaries, and other investment in the business. The decrease in our Automation and Analytics segment was mainly due to (i) lower amortization expense related to intangible assets of $2.4 million, (ii) a decrease in commissions of $3.2 million due to decrease in product revenue, and (iii) a decrease in professional fees of $1.8 million related to Aesynt. The decreases are offset by normal growth of operations. The decrease in our corporate-related expenses was mainly due to lower integration and acquisition related cost as well as an overall reduction in cost as part of cost saving initiatives.
2016 compared to 2015:
Research and Development. Research and development expenses increased $22.6 million for the year ended December 31, 2016 as compared to year ended December 31, 2015, primarily driven by an increase of $22.9 million in our Automation and Analytics segment which was partially offset by a decrease of $0.3 million in our Medication Adherence segment. The increase in our Automation and Analytics segment was primarily attributable to recently acquired companies, primarily Aesynt which contributed $19.4 million to the increase year over year. The remaining increase is mainly due to the increase in employee related expenses of $2.2 million as result of the increase in headcount and increase in consulting fees of $0.7 million related to ongoing research and development projects.
Selling, General and Administrative. Selling, general and administrative expenses increased $81.9 million for the year ended December 31, 2016 as compared to year ended December 31, 2015 due to increases from our Automation and Analytics segment of $58.3 million, increases in corporate expenses of $22.7 million and increases from our Medication Adherence segment of $0.1 million. The increase from our Automation and Analytics segment was attributed to the newly acquired companies, primarily Aesynt which accounted for $40.7 million of the increase. The remaining increase is mainly due to (i) increase of $2.3 million in commission expense and $1.2 million in GPO fees due to increased revenue and timing of expense recognition, (ii) increase of $3.2 million in consulting and professional fees related to integration of recently acquired businesses and (iii) increase of $5.1 million employee related expenses as result of headcount increases. The increase in corporate related expenses is mainly due to (i) increase of $7.0 million in employee related expenses as result of headcount increases, (ii) increase of $1.7 million in bonus expenses, (iii) increase of $0.1 million in travel related expenses, (iv) increase of $2.5 million in depreciation expense, (v) increase of $1.8 million in software related fees and (vi) increase of $5.8 million in health and dental insurance costs.
Provision for (Benefit from) Taxes

		Change in			Change in
	2017	$	%	2016	$	%	2015
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(21,484)	$(18,933)	742%	$(2,551)	$(18,035)	(116)%	$15,484
Effective tax rate on earnings	2,444%			131%			34%
2017 compared to 2016:
We recorded a benefit from income taxes of $21.5 million and an effective tax rate of 2,444% for the year ended December 31, 2017, compared to a tax benefit of $2.6 million and an effective tax rate of 131% for the year ended December 31, 2016. The 2017 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to a favorable impact from the U.S. tax reform legislation that resulted in the recognition of a one-time benefit of $13.4 million from the revaluation of deferred tax assets and liabilities, as well as recording of the excess tax benefit from the equity-based compensation within income tax expense effective 2017, and favorable impact of research and development credits, the domestic production activities deduction, offset by unfavorable impact of geographic mix of earnings. The increase in the annual effective tax rate as compared to 2016 was primarily due to the favorable impact from enactment of the U.S. tax reform entitled the 2017 Tax Cuts and Jobs Act (the "Act") discussed further in Note 15 to our Consolidated Financial Statements.
2016 compared to 2015:
We recorded a benefit from income taxes of $2.6 million and an effective tax rate of 131% for the year ended December 31, 2016, compared to a tax provision of $15.5 million and an effective tax rate of 34% for the year ended December 31, 2015. The 2016 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to the favorable impact of the IRS settlement and release of reserves, the domestic production activities deduction, and a calculated benefit in state income taxes, offset by unfavorable items such as non-deductible transaction costs, and non-deductible equity charges under ASC 740-718. The increase in the annual effective tax rate as compared to 2015 was primarily due to a decrease in overall profitability and the benefit recorded as a result of reserve releases after the IRS' examination.

LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $32.4 million at December 31, 2017, compared to $54.5 million at December 31, 2016. All of our cash and cash equivalents are invested in demand deposits only.
Our cash position and working capital at December 31, 2017 and December 31, 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Cash	$32,424	$54,488
Working Capital	$154,585	$134,496
Our ratio of current assets to current liabilities was 1.7:1 at December 31, 2017 and at December 31, 2016.
Sources of Cash

On January 5, 2016, we entered into a $400 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (the “Term Loan Facility”), and prior to the amendment discussed below, a $200 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million.
On December 26, 2017 and April 11, 2017, we entered into the amendments to the Credit Agreement. Under these amendments, the Revolving Credit Facility was increased from $200 million to $315 million and certain other modifications were made. Refer to Note 8, Debt, of the Notes to the Consolidated Financial Statements included in this annual report. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including acquisitions.
As of December 31, 2017, the outstanding balance from the Facilities was $217 million and we were in full compliance with all covenants.
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as our sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell from time to time through the Sales Agents up to $125 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. We intend to use the net proceeds from the sale, if any, of common stock in the offering for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital.

For the year ended December 31, 2017, we generated gross proceeds of $14.7 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.8 million on sales of approximately 294,000 shares of our common stock at an average price of approximately $49.85 per share.

Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
On April 12, 2017, we completed the acquisition of all of the membership interest of InPharmics. The total consideration for the transaction was $5.0 million, net of cash on hand at signing of $0.3 million. Approximately $0.5 million of the total consideration was classified as a long-term liability for potential settlement of performance obligations.
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. The purchase price paid by us was $271.5 million, net of cash on hand of $8.2 million. On December 8, 2016, we completed the acquisition of Ateb. The purchase price paid by us was $40.7 million, net of cash on hand of $0.9 million. These acquisitions were funded with cash-on-hand and borrowings under the Credit Agreement.
In accordance with the share purchase agreement entered into on April 30, 2015 under which we acquired Avantec, we agreed to pay our potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on bookings targets. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Additionally we retained $1.8 million of the purchase consideration to be held to settle any future indemnification claims within an 18- month period that we may make following the closing. During the year ended December 31, 2016, we paid out $3.0 million in earn-out payments, $1.8 million in held back payments for future indemnifications, and recognized $0.6 million of contingent gain as certain booking targets were not met. During the year ended December 31, 2017, the Company concluded that the final payout had been earned and paid out $2.4 million during the third quarter of 2017.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2017, which may result in additional use of cash. See Note 12, Stock Repurchases, of the Notes to Consolidated Financial Statements included in this annual report. There were no stock repurchases in 2017 and 2016. In 2015, the Company repurchased approximately $50.0 million of shares.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows (as adjusted for the adoption of ASU 2016-09):

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,834	$49,900	$38,486
Investing activities	(34,987)	(341,323)	(45,596)
Financing activities	(9,877)	263,752	(36,557)
Effect of exchange rate changes on cash and cash equivalents	(2,034)	(58)	(4)
Net increase (decrease) in cash and cash equivalents	$(22,064)	$(27,729)	$(43,671)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $24.8 million for 2017, primarily as a result of the net income of $20.6 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $51.5 million, share-based compensation expense of $21.9 million, deferred income taxes of $26.8 million and $1.6 million of amortization of debt financing fees. The net cash outflow which was contributed to changes in assets and liabilities include (i) an increase in accounts receivable of $39.1 million due to the timing of billings and collections, (ii) an increase in inventories of $26.8 million for inventory buildup in support of forecasted sales, (iii) a decrease in deferred revenue of $1.2 million due to the timing of orders and revenue being recognized for installed product, (iv) an increase in other current assets of $2.1 million and (v) an increase in prepaid expenses of $7.4 million. These outflows were partially offset by an increase in accounts payable of $19.7 million primarily due to the increase in inventory and timing of payments, a decrease in the investment in sales-type leases of $6.6 million, and an increase in other accrued liabilities of $4.4 million.
Net cash provided by operating activities was $49.9 million for 2016, primarily as a result of $0.6 million in net income adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $58.4 million, share-based compensation expense of $19.5 million, and deferred income taxes of $10.9 million. The cash outflow attributed to changes in assets and liabilities includes (i) a $3.4 million increase in inventories to support sales forecast, (ii) a $6.3 million decrease in other long-term liabilities mainly due to other tax liabilities, (iii) a $5.0 million decrease in accounts payable due to timing of payments, and (iv) a $9.6 million increase in investment in sales-type leases due to additional lease transactions entered into during the year. These amounts were partially offset by an increase in the deferred revenue of $4.5 million due to timing of orders and revenue being recognized for installed product, and decrease of $8.0 million in receivables as result of higher collections in the fourth quarter of 2016.
Net cash provided by operating activities was $38.5 million for 2015, primarily as a result of $30.8 million in net income adjusted for non-cash items, including depreciation and amortization expense of $25.6 million and share-based compensation expense of $14.9 million, partially offset by increases of $17.9 million in receivables and $10.0 million in inventory and net outflows of $9.6 million in other asset and liability accounts.
Investing activities
Net cash used in investing activities was $35.0 million for 2017, which consisted of capital expenditures of $15.3 million for property and equipment, $15.0 million for costs of software development for external use, $0.2 million for purchase of intangible assets, and $4.4 million attributable to the acquisition of InPharmics.
Net cash used in investing activities was $341.3 million for 2016, $312.2 million of which was attributable to the acquisitions of Aesynt and Ateb. Capital expenditures related to software development costs for external use, purchases of property and equipment and, purchases of intangibles contributed $14.3 million, $13.4 million, and $1.4 million, respectively.

Net cash used in investing activities was $45.6 million for 2015, $25.5 million of which was attributable to the acquisitions of Mach4 and Avantec, and capital expenditures related to purchases of property and equipment and software development of software costs for external use of $7.5 million and $12.1 million, respectively.
Financing activities
Net cash used in financing activities was $9.9 million for 2017, primarily due to the repayment of $102.5 million of the credit facilities and $5.9 million in employees' taxes paid related to restricted stock unit vesting, partially offset by $30.1 million in proceeds from employee stock option exercises and employee stock plan purchases, and $56.9 million proceeds from term loan and revolving credit facilities.
Net cash provided by financing activities was $263.7 million for 2016, as a result of $287.1 million of net proceeds from debt, $17.7 million in proceeds from employee stock option exercises and employee stock plan purchases and $2.0 million in excess tax benefits from employee stock plans, partially offset by $34.5 million of repayments of debt and revolving credit facility, $3.5 million in employees taxes paid in relation to restricted stock units and $3.0 million of payment for contingent consideration.
Net cash used in financing activities was $36.6 million for 2015 as a result of $50.0 million in cash used for stock repurchases under our 2012 and 2014 Stock Repurchase Programs and $3.6 million in employees taxes paid in relation to restricted stock units, partially offset by $17.1 million in proceeds from employee stock option exercises and employee stock plan purchases and $4.7 million in excess tax benefits from employee stock plans.
Contractual Obligations
Contractual obligations as of December 31, 2017 are as follows:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	2023 and thereafter
	(In thousands)
Operating leases (1)	$80,357	$12,167	$22,700	$19,247	$26,243
Purchase obligations (2)	58,090	53,543	2,551	1,950	46
Term loan facility (3)	182,500	17,500	47,500	117,500	—
Revolving credit facility (3)	34,500	—	—	34,500	—
Total (4) (5)	$355,447	$83,210	$72,751	$173,197	$26,289
_________________________________________________

(1)
Commitments under operating leases relate primarily to leased property and office equipment. Rent expense was $11.5 million, $9.8 million and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(3)
Amounts shown for term loan and revolving credit facility are principal repayments only. Due to use of interest rate swaps, the cash interest expense is partly variable and partly fixed, and is not reflected in the above table. Refer to Note 8, Debt, of the Notes to the Consolidated Financial Statements included in this annual report.

(4)
We have recorded $7.1 million for uncertain tax positions under long-term liabilities as of December 31, 2017 in accordance with the authoritative guidance summarized in the section entitled "Critical Accounting Policies and Estimates" above. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $7.1 million in uncertain tax position liabilities have not been included in the table above. See Note 15, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report.

(5)	See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.

Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. At December 31, 2017, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of December 31, 2017, we had total debt under the Credit Agreement of $217.0 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this annual report.
We use interest rate swap agreements to protect ourselves against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and matures on April 30, 2019. At December 31, 2017, the total debt under the credit facility exposed to interest rate fluctuation risk was $117.0 million.  An immediate increase of 1% in interest rate would results in $1.2 million of interest expense per year.

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
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per share data) (Unaudited)
2017 Consolidated Statements of Operations Data:
Total revenue	$197,944	$186,782	$180,885	$150,554
Gross profit	95,068	84,853	77,975	64,192
Income (loss) from operations	15,680	9,714	(2,404)	(17,236)
Net income (loss)	$24,291	$6,231	$837	$(10,754)
Net income (loss) per share:
Basic	$0.64	$0.17	$0.02	$(0.29)
Diluted	$0.62	$0.16	$0.02	$(0.29)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except per share data) (Unaudited)
2016 Consolidated Statements of Operations Data:
Total revenue	$171,974	$176,737	$172,908	$171,004
Gross profit	74,329	81,508	78,018	79,945
Income (loss) from operations	(181)	4,928	(118)	1,852
Net income (loss)	$157	$1,983	$(1,159)	$(378)
Net income per share:
Basic	$—	$0.05	$(0.03)	$(0.01)
Diluted	$—	$0.05	$(0.03)	$(0.01)

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
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria for effective internal control over financial reporting as described in "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2017, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control over Financial Reporting
Except as disclosed below, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2017.

We have completed the integration of the recently acquired business, Ateb, into our systems and control environment as of December 31, 2017.

ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders expected to be held in May 2018 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the section of our Proxy Statement under the section entitled "Executive Compensation."
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Omnicell, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 , expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 27, 2018

We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Director of Omnicell, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2018

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$32,424	$54,488
Accounts receivable, net of allowances of $5,738 and $4,796, respectively	189,227	150,303
Inventories	96,137	69,297
Prepaid expenses	36,060	28,646
Other current assets	13,273	12,674
Total current assets	367,121	315,408
Property and equipment, net	42,595	42,011
Long-term investment in sales-type leases, net	15,435	20,585
Goodwill	337,751	327,724
Intangible assets, net	168,107	190,283
Long-term deferred tax assets	9,454	4,041
Other long-term assets	39,841	35,051
Total assets	$980,304	$935,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,290	$27,069
Accrued compensation	27,241	26,722
Accrued liabilities	35,693	31,195
Long-term debt, current portion, net	15,208	8,410
Deferred revenue, net	86,104	87,516
Total current liabilities	212,536	180,912
Long-term deferred revenue	17,244	17,051
Long-term deferred tax liabilities	28,579	51,592
Other long-term liabilities	9,829	8,210
Long-term debt, net	194,917	245,731
Total liabilities	463,105	503,496
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 47,577 and 45,778 shares issued; 38,432 and 36,633 shares outstanding, respectively	48	46
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	585,755	525,758
Retained earnings	122,583	100,396
Accumulated other comprehensive income (loss)	(6,113)	(9,519)
Total stockholders’ equity	517,199	431,607
Total liabilities and stockholders’ equity	$980,304	$935,103
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues:
Product	$506,209	$517,944	$388,397
Services and other revenues	209,956	174,679	96,162
Total revenues	716,165	692,623	484,559
Cost of revenues:
Cost of product revenues	304,842	302,437	198,418
Cost of services and other revenues	89,235	76,386	38,211
Total cost of revenues	394,077	378,823	236,629
Gross profit	322,088	313,800	247,930
Operating expenses:
Research and development	66,022	57,799	35,160
Selling, general and administrative	250,312	249,520	167,581
Gain on business combination	—	—	(3,443)
Total operating expenses	316,334	307,319	199,298
Income from operations	5,754	6,481	48,632
Interest and other income (expense), net	(6,633)	(8,429)	(2,388)
Income (loss) before provision for income taxes	(879)	(1,948)	46,244
Provision for (benefit from) income taxes	(21,484)	(2,551)	15,484
Net income	$20,605	$603	$30,760
Net income per share:
Basic	$0.55	$0.02	$0.86
Diluted	$0.53	$0.02	$0.84
Weighted-average shares:
Basic	37,483	36,156	35,857
Diluted	38,712	36,864	36,718
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$20,605	$603	$30,760
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain (loss) on interest rate swap contracts, net of tax	(404)	1,245	—
Foreign currency translation adjustments	3,810	(8,034)	(1,369)
Other comprehensive gain (loss)	3,406	(6,789)	(1,369)
Comprehensive income (loss)	$24,011	$(6,186)	$29,391
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2014	43,537	$43	(7,721)	$(135,053)	$457,436	$69,033	$(1,361)	$390,098
Net income		—	—	—	—	30,760	—	30,760
Other comprehensive income (loss)	—	—	—	—	—	—	(1,369)	(1,369)
Stock repurchases	—	—	(1,424)	(50,021)	—	—	—	(50,021)
Share-based compensation	—	—	—	—	14,921	—	—	14,921
Issuance of common stock under employee stock plans	1,202	2	—	—	17,089	—	—	17,091
Tax payments related to restricted stock units	—	—	—	—	(3,627)	—	—	(3,627)
Income tax benefits from employee stock plans	—	—	—	—	4,535	—	—	4,535
Balances as of December 31, 2015	44,739	45	(9,145)	(185,074)	490,354	99,793	(2,730)	402,388
Net income		—	—	—	—	603	—	603
Other comprehensive income (loss)	—	—	—	—	—		(6,789)	(6,789)
Share-based compensation	—	—	—	—	19,500	—	—	19,500
Issuance of common stock under employee stock plans	1,039	1	—	—	17,691	—	—	17,692
Tax payments related to restricted stock units	—	—	—	—	(3,490)	—	—	(3,490)
Income tax benefits from employee stock plans	—	—	—	—	1,703	—	—	1,703
Balances as of December 31, 2016	45,778	46	(9,145)	(185,074)	525,758	100,396	(9,519)	431,607
Net income		—	—	—	—	20,605	—	20,605
Other comprehensive income (loss)	—	—	—	—	—	—	3,406	3,406
At the market equity offering, net of costs	294	—	—		13,900	—	—	13,900
Share-based compensation	—	—	—	—	21,857	—	—	21,857
Issuance of common stock under employee stock plans	1,505	2	—	—	30,121	—	—	30,123
Tax payments related to restricted stock units	—	—	—	—	(5,892)	—	—	(5,892)
Cumulative effect of a change in accounting principle related to stock-based compensation	—	—	—	—	—	1,582	—	1,582
Income tax benefits from employee stock plans	—	—	—	—	11	—	—	11
Balances as of December 31, 2017	47,577	$48	(9,145)	$(185,074)	$585,755	$122,583	$(6,113)	$517,199
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Operating Activities	(In thousands)
Net income	$20,605	$603	$30,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,511	58,362	25,639
Loss on disposal of fixed assets	512	35	238
Gain on business combinations	—	—	(3,443)
Gain related to contingent liability	—	(600)	—
Share-based compensation expense	21,857	19,500	14,921
Income tax benefits from employee stock plans	11	1,703	4,535
Deferred income taxes	(26,844)	(10,882)	(1,092)
Amortization of debt financing fees	1,590	1,590	—
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(39,068)	8,047	(17,941)
Inventories	(26,840)	(3,362)	(10,032)
Prepaid expenses	(7,414)	(4,321)	4,049
Other current assets	(2,074)	(1,093)	638
Investment in sales-type leases	6,625	(9,639)	(4,661)
Other long-term assets	(98)	2,043	496
Accounts payable	19,709	(4,963)	(2,841)
Accrued compensation	519	(2,052)	(2,032)
Accrued liabilities	4,383	(3,287)	5,456
Deferred revenue	(1,219)	4,480	(5,521)
Other long-term liabilities	1,069	(6,264)	(683)
Net cash provided by operating activities	24,834	49,900	38,486
Investing Activities
Purchase of intangible assets, intellectual property and patents	(160)	(1,372)	(415)
Software development for external use	(15,040)	(14,348)	(12,132)
Purchases of property and equipment	(15,341)	(13,445)	(7,542)
Business acquisitions, net of cash acquired	(4,446)	(312,158)	(25,507)
Net cash used in investing activities	(34,987)	(341,323)	(45,596)
Financing Activities
Proceeds from debt, net	56,894	287,051	—
Repayment of debt and revolving credit facility	(102,500)	(34,500)	—
Payment for contingent consideration	(2,400)	(3,000)	—
Proceeds from issuances under stock-based compensation plans	30,121	17,691	17,091
Employees' taxes paid related to restricted stock units	(5,892)	(3,490)	(3,627)
At the market offering, net of offering costs	13,900	—	—
Common stock repurchases	—	—	(50,021)
Net cash provided by (used in) financing activities	(9,877)	263,752	(36,557)
Effect of exchange rate changes on cash and cash equivalents	(2,034)	(58)	(4)
Net increase (decrease) in cash and cash equivalents	(22,064)	(27,729)	(43,671)
Cash and cash equivalents at beginning of period	54,488	82,217	125,888
Cash and cash equivalents at end of period	$32,424	$54,488	$82,217
Supplemental cash flow information
Cash paid for interest	$6,550	$5,344	$76
Cash paid for taxes, net of refunds	$7,780	$11,091	$11,871
Supplemental disclosure of non-cash investing activities
Non-cash activity business acquisition	$3,400	$—	$7,386
Unpaid property and equipment purchases	$1,691	$246	$1,398

The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company's major products are automated medication, supply control systems and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company's market is primarily located in the United States and Europe. "Omnicell" or the "Company" refer to Omnicell, Inc. and its subsidiaries.
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
On April 12, 2017, the Company completed its acquisition of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics"). On December 8, 2016, the Company completed its acquisition of Ateb, Inc. and Ateb Canada Ltd. (together, “Ateb”). On January 5, 2016, the Company completed its acquisition of Aesynt Holding Cooperatief U.A. (“Aesynt”). On April 30, 2015, the Company acquired the remaining 85% of the issued and outstanding ordinary shares of Avantec Healthcare Limited (“Avantec”) not already held by Omnicell. On April 21, 2015, the Company completed its acquisition of Mach4 Automatisierungstechnik GmbH (“Mach4”). The consolidated financial statements include the results of operations of these recently acquired companies, commencing as of their respective acquisition dates. The significant accounting policies of the acquired businesses have been aligned to conform to the accounting policies of Omnicell.
Certain prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform to the 2017 presentation with the adoption of Accounting Standards Update ("ASU") 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Additionally, see "Recently adopted authoritative guidance" section below for the effects of adoption of ASU 2016-09.
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company's critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition, allowance for doubtful accounts and notes receivable from investment in sales-type leases, inventory valuation, capitalized software development costs, valuation and impairment of goodwill, purchased intangibles and long-lived assets, fair value of assets acquired and liabilities assumed in business combination, share-based compensation and accounting for income taxes.
Segment reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company's segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses. See Note 14, Segment and Geographical Information, for additional information on segment reporting.
The operating results of the recently acquired InPharmics, Aesynt, Mach4 and Avantec businesses are included in the Company's Automation and Analytics reportable segment. The operating results of the recently acquired Ateb business is included in the Medication Adherence reportable segment.

Foreign currency translation and remeasurement
Most of the Company's foreign subsidiaries use the local currency of their respective countries as their functional currency. The Company translates the assets and liabilities of such non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as foreign currency translation adjustments and included in accumulated other comprehensive income (loss) in stockholders’ equity.
The Company’s foreign subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and non-monetary assets and liabilities at historical rates. Gains and losses from such foreign currency remeasurement are recorded in interest and other income (expense).
Revenue recognition
The Company earns revenues from sales of its medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, its principal market. Revenues are reported net of discounts and rebates provided to its customers. The Company's customer arrangements typically include one or more of the following deliverables:
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
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 33% of the lease receivable balance, are retained in-house. Interest income in these leases is recognized in product revenue using the effective interest method.
The Company will adopt the ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018. Please refer to “Recently issued authoritative guidance” which is included in Note 1 of this report.
Financial Instruments
For assets and liabilities measured at fair value, the amounts are based on an expected exit price representing the amount that would be received from the sale of an asset or paid to transfer a liability in a transaction between market participants. The fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs used in valuation techniques are assigned a hierarchical level. The following methods were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:
Cash and Cash Equivalents and Fair Value of Financial Instruments. The Company classifies investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. The Company's cash balances are maintained in demand deposit accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash investments.
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
Interest rate swap agreements. During 2016, the Company entered into an interest rate swap agreement. The interest rate swap agreement, at its inception, qualified for and were designated as cash flow hedging instrument. In accordance with the Derivatives and Hedging Topic of the Accounting Standards Codification, the Company records its interest rate swaps on its consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. Both at inception and on a quarterly basis, the Company performs an effectiveness test. For further information regarding these interest rate swap agreements, please refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments.
Debt. The Company has entered into a Credit Agreement which provides for (a) a five-year revolving credit facility and (b) a five-year term loan facility (Facilities). The amount borrowed under these facilities is recorded at its carrying value at December 31, 2017. The fair value at December 31, 2017 approximates the carrying value.
Allowance for doubtful accounts and notes receivables from investment in sales-types leases
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and the Company's collection experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers' financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management's estimates, and such differences could be material to the Company's financial position and results of operations.
There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2017 and December 31, 2016.
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
Sales of accounts receivable
The Company records the sale of its accounts receivables as in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $40.0 million, $28.7 million and $38.6 million during fiscal year 2017, 2016, and 2015, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $0.1 million, $0.2 million and $0.8 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Inventory
Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value.  Inbound shipping costs are included in cost of inventory. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company's estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers or contract manufacturers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in our hardware products. There are no minimum purchase requirements. The contract with the Company's supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of two months' notice. Purchases from this supplier were $64.5 million, $47.9 million and $41.7 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Property and equipment
Property and equipment less accumulated depreciation are stated at historical cost. The Company's expenditures for property and equipment are primarily for computer equipment and software used in the administration of its business, and for leasehold improvements to its leased facilities. The Company also develops molds and dies used in long-term manufacturing arrangements with suppliers and for production automation equipment used in the manufacturing of consumable blister card components. Depreciation and amortization is computed by use of the straight-line method over the estimated useful lives of the assets as stated below:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	3 - 12 years
Depreciation and amortization of property and equipment was $16.2 million, $15.0 million and $12.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $0.4 million and $2.2 million of costs related to the application development of enterprise-level software that was included in property and equipment during the years ended December 31, 2017 and December 31, 2016, respectively.
Software development costs
The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes feasibility when it completes a working model and amortizes development costs over the estimated lives of the related products ranging from three to five years. The Company capitalized software development costs of $15.0 million and $14.3 million which are included in other assets as of December 31, 2017 and December 31, 2016, respectively. The Company recorded $9.7 million, $7.1 million and $5.8 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. All development costs prior to the completion of a working model are recognized as research and development expense.
Deferred revenue
Deferred revenue arise when customers have been billed and/or have received products and/or services in advance of revenue recognition. The Company's deferred revenue, net, presented as short term consists of (i) unearned revenue on sale of equipment for which installation has not been completed, net of deferred cost of sales for such equipment, and (ii) the current portion of unearned service contracts for which revenue is recognized over their duration. Long-term deferred revenue includes long term portion of unearned service contracts.
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
Goodwill and acquired intangible assets
Goodwill. The Company reviews goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. The Company's reporting units are the same as its operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company decides to bypass this option, it proceeds to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair values of the Company's reporting units with their respective carrying amounts including goodwill. If the carrying value exceeds estimated fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
To determine each reporting unit's fair value under the quantitative approach, the Company uses a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of the sum of its reporting units’ fair value.
The Company performed a quantitative impairment analysis as of October 1, 2017 for its Medication Adherence reporting unit. The Company determined that the fair value of this reporting unit exceeded the carrying value by more than 40%, and thus no impairment was indicated. Additionally, the Company performed a qualitative impairment assessment analysis as of October 1, 2017 for its Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis an impairment does not exist as of December 31, 2017.
Intangible assets. In connection with the Company's acquisitions, it generally recognizes assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, and trade names is recognized in selling, general and administrative expenses.
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company's cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company's intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company's operating results and financial condition. For the years ended December 31, 2017 and December 31, 2016, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
Valuation of share-based awards
The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation ("ASC 718"). The Company recognizes compensation expense related to stock-based compensation based on the grant date estimated fair value.
The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on the Company's historical experience of employee stock option exercises, including forfeitures. Expense is recognized on a straight-line basis over the requisite service period.

The fair value of Restricted Stock Units ("RSUs") is based on the stock price on the grant date. The fair value of Restricted Stock Awards (“RSAs”) is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.

The fair value of PSUs with service and market conditions is estimated using a Monte Carlo simulation model applying multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
Accounting for income taxes
The Company records an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with U.S. GAAP, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of change. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.

In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company's financial condition and operating results.
Commissions
Sales commissions are incremental and directly related to customer sales contracts in which revenue is deferred. These commission costs are accrued and recorded in prepaid expenses upon execution of a non-cancelable customer contract and subsequently expensed in the period of revenue recognition. Commission expense was $19.4 million, $22.0 million and $13.7 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Group Purchasing Organizations
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies.  Pursuant to the terms of GPO agreements, each member contracts directly with Omnicell and can purchase Company’s product at pre-negotiated contract terms and pricing. The account receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists.  During our fiscal year ended December 31, 2017 sales to members of the ten largest GPOs accounted for approximately 51% of total consolidated revenue.
The fees related to GPOs for services provided are recognized as part of Sales, General and Administrative expenses. The Company expensed $7.4 million, $8.4 million and $5.9 million of GPO administrative fees for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively,
Shipping costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general and administrative expense. Shipping and handling expenses were $13.6 million, $12.1 million and $8.5 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
Recently adopted accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provision of ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the standard effective January 1, 2017. The impact of adoption was the recording of excess tax benefits within income tax expense, rather than in Additional Paid in Capital of $6.6 million for the year ended December 31, 2017. Additionally, in the first quarter of 2017, the Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which resulted in a cumulative-effect adjustment of $1.6 million to retained earnings.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350, “Intangibles-Goodwill and Other.” Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective January 1, 2017. The adoption of this authoritative guidance did not have impact on the Company's Consolidated Financial Statements or related disclosures for the periods presented.
In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarifies the definition of a business and provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-01 effective January 1, 2017.  The adoption of this authoritative guidance did not have impact on the Company's Consolidated Financial Statements or related disclosures for the periods presented.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), which simplifies the application of the hedge accounting guidance and improves the financial reporting, specifically simplifies designation and measurement for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods with early adoption permitted. The Company adopted ASU 2017-12 effective August 1, 2017. The adoption of this authoritative guidance did not have impact on the Company's Consolidated Financial Statements or related disclosures for the periods presented.
Recently issued authoritative guidance
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard will be effective for the Company beginning January 1, 2018.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the standard using the full retrospective method to adjust each prior reporting period presented in the footnote disclosures to the Consolidated Financial Statements.
In preparation for adoption of the standard, the Company has implemented functionality changes in the revenue system and internal controls related to new standard adoption to enable the preparation, and reporting and disclosures of the financial information in accordance with the new standard upon the adoption and in future periods.
The most significant impact of the standard relates to accounting for direct incremental contract acquisition costs, such as commission expense, term software license revenue and accounting for contingent revenue.
The Company currently records the full commission expense in the consolidated statements of operations when commissions are both earned and revenue is recorded. The new revenue standard requires the Company to recognize incremental costs incurred to obtain a contract on a systematic basis that is consistent with the transfer to the customer of the product and services to which the cost relates, including an estimate of the period of service renewals for the transaction. The allocation of the costs between product and service and the estimation of a customer’s services period are management estimates and are based on the Company's historical experience. The Company will allocate commission costs between product and service revenue elements and recognize those when product revenue is recognized and over the estimated service period of 10 years, respectively. The

Company expects that the impact of capitalized commissions will be approximately $19 million to $20 million as of December 31, 2017 will be recognized in sales and marketing expense in future periods.

The Company expects to recognize the majority of revenue on term software licenses upon installation of the license rather than ratably over the life of the term license. The adoption of the standard will result in an increase in revenue of less than $2 million in 2016 and 2017 and a decrease in deferred revenue of less than $3 million as of December 31, 2017.

The new standard no longer requires deferral of contingent revenue in transactions where the amount charged to the customer for a particular performance obligation is less than the allocation of standalone selling price which will result in earlier recognition of revenue. The Company is finalizing the impact on revenue, unbilled accounts receivable and deferred revenue of this adoption adjustment.

The Company is currently finalizing the impact on tax expense and deferred taxes of these adoption adjustments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount and timing of cash flows from leases. This new guidance will be effective for us beginning on January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company does not expect application of the amended guidance to have a material effect on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Consolidated Financial Statements through the reporting date.

Note 2. Business Combinations
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics"). InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million. Approximately $0.5 million of the total consideration was classified as a long-term liability for potential settlement of performance obligations. The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was preliminary allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill. The results of the InPharmics' operations have been included in our consolidated results of operations, and presented as part of the Automation and Analytics segment.
2016 Acquisition Activity
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The total consideration was $271.5 million, net of cash acquired of $8.2 million. The results of Aesynt's operations have been included in our consolidated results of operations as of the time of the acquisition, and presented as part of the Automation and Analytics segment.
On December 8, 2016, the Company completed its acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”) for $40.7 million of cash consideration, net of $0.9 million cash on hand. The cash consideration, included the repayment of Ateb indebtedness and other adjustments provided for in the Ateb's Securities Purchase Agreement. Ateb is a provider of pharmacy-based patient care and medication synchronization solutions to independent and chain pharmacies. The results of Ateb's operations have been included in our consolidated results of operations as of the time of the acquisition, and presented as part of the Medication Adherence segment.
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

	Aesynt	Ateb	Total
	(In thousands)
Cash	$8,164	$902	$9,066
Accounts receivable	43,312	7,761	51,073
Inventory	19,021	225	19,246
Other current assets	3,787	1,239	5,026
Total current assets	74,284	10,127	84,411
Property and equipment	10,389	2,447	12,836
Intangible assets	123,700	12,500	136,200
Goodwill	163,599	24,232	187,831
Other non-current assets	968	334	1,302
Total assets	372,940	49,640	422,580
Current liabilities	26,753	4,895	31,648
Deferred revenue, net	25,512	2,776	28,288
Non-current deferred tax liabilities	38,622	—	38,622
Other non-current liabilities	2,431	367	2,798
Total liabilities	93,318	8,038	101,356
Total purchase price	279,622	41,602	321,224
Total purchase price, net of cash received	$271,458	$40,700	$312,158
The $163.6 million of goodwill arising from the Aesynt acquisition is primarily attributed to sales of future products and services and Aesynt's assembled workforce. The goodwill has been assigned to the Automation and Analytics segment and is not deductible for tax purposes. Since the acquisition, the Company adjusted the preliminary value assigned to goodwill by $1.2 million to reflect measurement period adjustments related to accounts receivable, inventory, and other assets and liabilities (inclusive of deferred taxes) of $1.6 million, $1.1 million and ($3.9) million, respectively.
The $24.2 million of goodwill arising from the Ateb acquisition is primarily attributed to sales of future products and services and Ateb's assembled workforce. Since the acquisition, the Company adjusted the preliminary value assigned to goodwill by $3.4 million to reflect adjustments related to accounts receivable, other non-current assets and other accrued liabilities of $0.1 million, $0.7 million and $2.6 million, respectively.
Intangible assets eligible for recognition separate from goodwill were those that satisfied either the contractual/legal criterion or the separability criterion in the accounting guidance. The identifiable intangible assets acquired and their estimated useful lives for amortization are as follows:

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
Aesynt Acquisition
Customer relationships represent the fair value of the underlying relationships and agreements with Aesynt’s customers, acquired developed technology represents the fair value of Aesynt products that have reached technological feasibility and were part of Aesynt’s product offerings at the date of acquisition, backlog represents the fair value of sales order product backlog at the date of acquisition, non-compete intangible asset represents the fair value of non-compete agreements with former key members of Aesynt's management, and trade name represents the fair value of brand and name recognition associated with the marketing of Aesynt’s products and services. In-process research and development ("IPR&D") represents the fair value of incomplete Aesynt research and development projects that had not reached technological feasibility as of the date of acquisition. Incremental costs incurred for those projects are expensed as incurred in research and development.
The fair value of Aesynt trade names, acquired developed technology, and acquired IPR&D was determined based on an income approach using the relief-from-royalty method at the royalty rates of 0.5%, 4% to 8% and 12.5%, respectively. The fair value of customer relationships, backlog, and non-compete intangible assets were determined based on an income approach using the discounted cash flow method, at the discounted rates of 13%, 10% and 13%, respectively. The intangible assets, except customer relationship and IPR&D, are being amortized over their estimated useful lives using the straight line method of amortization. The customer relationship intangible asset is being amortized using a double-declining method of amortization as such method better represents the economic benefits to be obtained. In accordance with authoritative guidance, the IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset. IPR&D related projects are expected to be completed in two to three years. As of December 31, 2017, none of the IPR&D projects have been completed, and they have progressed as previously estimated.
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
Pro forma financial information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 as if these acquisitions had been acquired on January 1, 2015. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2015. The unaudited pro forma information combines the historical results of the acquisitions with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenue, inventory fair value adjustment, amortization of intangible assets, stock-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to the Company's accounting policies.

	Twelve months ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Pro forma net revenues	$716,723	$719,799	$523,241
Pro forma net income (loss)	$20,770	$(1,044)	$2,245
Pro forma net income (loss) per share	$0.54	$(0.03)	$0.06
Weighted average number of shares	38,712	36,156	36,699

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
The calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income	$20,605	$603	$30,760
Weighted-average shares outstanding — basic	37,483	36,156	35,857
Add: Dilutive effect of employee stock plans	1,229	708	861
Weighted-average shares outstanding — diluted	38,712	36,864	36,718
Net income per share — basic	$0.55	$0.02	$0.86
Net income per share — diluted	$0.53	$0.02	$0.84
Anti-dilutive weighted-average shares related to stock award plans	501	1,345	555
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $32.4 million and $54.5 million as of December 31, 2017 and December 31, 2016, respectively, consisted of demand deposits only.
Fair value hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts and foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Company's contingent consideration liability related to the Avantec acquisition and was classified as Level 3 as valuation inputs were unobservable in the market and significant to the instrument’s valuation. The Company determined the final payout amount for the remaining contingent consideration and reduced the liability from $3.0 million to $2.4 million. The reduction of the contingent liability resulted in a gain of $0.6 million which is recorded in the "Interest and other income (expense), net" line in the Consolidated Statement of Operations for the year ended December 31, 2016. During the year ended December 31, 2017, the Company concluded that the final payout had been earned and paid out $2.4 million during the third quarter of 2017.
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,378	$—	$1,378
Total financial assets	$—	$1,378	$—	$1,378

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,245	$—	$1,245
Total financial assets	$—	$1,245	$—	$1,245
Contingent consideration liability	—	—	2,400	2,400
Total financial liabilities	$—	$—	$2,400	$2,400
There have been no transfers between fair value measurement levels during the years ended December 31, 2017 and December 31, 2016.
Foreign Currency Risk Management
The Company operates in foreign countries, which expose it to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound and the Euro. In order to manage foreign currency risk, at times the Company enters into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of the Company's foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, the Company seeks to limit the risk that counterparties to these contracts may be unable to perform. The foreign exchange forward contracts are measured at fair value and reported as other current assets or accrued liabilities on the Consolidated Balance Sheets. The derivative instruments the Company uses to hedge this exposure are not designated as hedges. Any gains or losses on the foreign exchange forward contracts are recognized in earnings as Other Income/Expense in the period incurred in the Consolidated Statements of Operations. The Company does not enter into derivative contracts for trading purposes.
At December 31, 2017 and December 31, 2016, the Company had no outstanding foreign exchange forward contracts.
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
The fair value of the interest rate swap agreements at December 31, 2017 and December 31, 2016 was $1.4 million and $1.2 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of December 31, 2017 and December 31, 2016 are presented in the tables below:

	December 31,
	2017	2016
	(In thousands)
Inventories:
Raw materials	$22,750	$14,322
Work in process	9,818	7,800
Finished goods	63,569	47,175
Total inventories	$96,137	$69,297

Prepaid expenses
Prepaid commissions	$15,671	$13,176
Other prepaid expenses	20,389	15,470
Total prepaid expense	$36,060	$28,646

Property and equipment:
Equipment	$69,550	$64,384
Furniture and fixtures	6,534	6,517
Leasehold improvements	10,976	9,778
Software	37,168	35,607
Construction in progress	9,813	7,211
Property and equipment, gross	134,041	123,497
Accumulated depreciation and amortization	(91,446)	(81,486)
Total property and equipment, net	$42,595	$42,011

Other long term assets:
Capitalized software, net	$38,599	$33,233
Other assets	1,242	1,818
Total other long term assets, net	$39,841	$35,051

Accrued liabilities:
Advance payments from customers	$7,779	$7,030
Rebates and lease buyouts	5,428	4,025
Group purchasing organization fees	3,449	3,737
Taxes payable	9,183	4,003
Other accrued liabilities	9,854	12,400
Total accrued liabilities	$35,693	$31,195

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2017 and December 31, 2016:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Balance as of December 31, 2015	$(2,730)	$—	$(2,730)
Other comprehensive income (loss) before reclassifications	(8,034)	1,385	(6,649)
Amounts reclassified from other comprehensive income (loss)	—	(140)	(140)
Net current-period other comprehensive income (loss), net of tax	(8,034)	1,245	(6,789)
Balance as of December 31, 2016	(10,764)	1,245	(9,519)
Other comprehensive income (loss) before reclassifications	3,810	409	4,219
Amounts reclassified from other comprehensive income (loss), net of tax	—	(813)	(813)
Net current-period other comprehensive income (loss), net of tax	3,810	(404)	3,406
Balance as of December 31, 2017	$(6,954)	$841	$(6,113)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, the Company enters into sales-type lease transactions which vary in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(In thousands)
Net minimum lease payments to be received	$25,899	$33,591
Less: unearned interest income portion	(1,695)	(2,763)
Net investment in sales-type leases	24,204	30,828
Less: short-term portion(1)	(8,769)	(10,243)
Long-term net investment in sales-type leases	$15,435	$20,585
(1) The short-term portion of the net investments in sales-type leases is included in the other current assets on the Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.2 million and $0.3 million as of December 31, 2017 and December 31, 2016, respectively.
At December 31, 2017, the future minimum lease payments to be received under sales-type leases are as follows:

Year ended December 31,	(In thousands)
2018	$8,769
2019	6,708
2020	4,772
2021	2,992
2022	2,265
Thereafter	393
Total	$25,899

Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2015	$54,316	$93,590	$147,906
Additions (1)	163,599	20,832	184,431
Adjustments (2)	(2,833)	(1,780)	(4,613)
Net balance as of December 31, 2016	215,082	112,642	327,724
Additions (3)	3,113	3,400	6,513
Adjustments (2)	2,656	858	3,514
Net balance as of December 31, 2017	$220,851	$116,900	$337,751
_________________________________________________
(1) Additions to goodwill as a result of the Aesynt acquisition in January 2016 and Ateb acquisition in December 2016.
(2) Adjustments reflect foreign currency exchange rate fluctuations.
(3) Additions to goodwill in Automation and Analytics segment was a result of the InPharmics acquisition in April 2017. Additions to goodwill in Medication Adherence segment represent adjustments to the preliminary value assigned to goodwill in connection with Ateb acquisition to reflect measurement period adjustments related to accounts receivable, other non-current assets and other liabilities of $0.1 million, $0.7 million and $2.6 million, respectively.
Intangible assets, net
The carrying amounts of intangible assets and useful lives as of December 31, 2017 were as follows:

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,913	$(33,526)	$65	$100,452	1 - 30
Acquired technology	74,593	(21,523)	34	53,104	3 - 20
Backlog	21,712	(17,544)	—	4,168	1 - 4
Trade names	8,716	(4,719)	6	4,003	1 - 12
Patents	3,296	(1,418)	2	1,880	2 - 20
Non-compete agreements	1,900	(1,300)	—	600	3
In process technology	3,900	—	—	3,900	-
Total intangibles assets, net	$248,030	$(80,030)	$107	$168,107
The carrying amounts of intangible assets and useful lives as of December 31, 2016 were as follows:

	December 31, 2016
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,358	$(20,930)	$(596)	$111,832	1 - 30
Acquired technology	73,599	(13,287)	(159)	60,153	3 - 20
Backlog	20,550	(14,083)	—	6,467	1 - 3
Trade names	8,667	(3,887)	(31)	4,749	1 - 12
Patents	3,154	(1,264)	—	1,890	2 - 20
Non-compete agreements	1,900	(608)	—	1,292	3
In-process technology	3,900	—	—	3,900	-
Total intangibles assets, net	$245,128	$(54,059)	$(786)	$190,283
Amortization expense of intangible assets was $25.6 million, $36.1 million and $6.9 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
The estimated future amortization expenses for intangible assets are as follows:

For the year ended December 31,	(In thousands)
2018	$23,433
2019	17,953
2020	16,739
2021	15,439
2022	13,973
Thereafter (excluding in-process technology)	76,670
Total	$164,207
Note 8. Debt and Credit Agreements
2016 Senior Secured Credit Facility
On January 5, 2016, the Company entered into a $400 million senior secured credit facility pursuant to a credit agreement, by and among the Company, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as Sole Lead Arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for (a) a five-year revolving credit facility of $200 million, which was subsequently increased pursuant to an amendment discussed below (the “Revolving Credit Facility”) and (b) a five-year $200 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. The Credit Agreement expires on January 5, 2021, upon which date all remaining outstanding borrowings are due and payable.
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
The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty, except for any amounts relating to the LIBOR breakage indemnity as described in the Credit Agreement. The Company is required to make mandatory prepayments under the Term Loan Facility with (a) net cash proceeds from any issuances of debt (other than certain permitted debt) and (b) net cash proceeds from certain asset dispositions (other than certain asset dispositions) and insurance and condemnation events (subject to reinvestment rights and certain other exceptions). Loans under the Term Loan Facility will amortize in quarterly installments, equal to 5% per annum of the original principal amount thereof during the first two years, which shall increase to 10% per annum during the third and fourth years, and 15% per annum during the fifth year, with the remaining balance payable on January 5, 2021. The Company is required to make mandatory prepayments under the Revolving Credit Facility if at any time the aggregate outstanding principal amount of loans together with the total amount of outstanding letters of credit exceeds the aggregate commitments, with such mandatory prepayment to be equal to the amount of such excess.
     The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2017.
On January 5, 2016, the Company borrowed the full $200 million under the Term Loan Facility and $55 million under the Revolving Credit Facility to complete the Aesynt acquisition and pay related fees and expenses. On December 2, 2016, the Company borrowed an additional $40 million under the Revolver Credit Facility to complete the Ateb acquisition and pay related fees and expenses. During the year ended December 31, 2017, the Company borrowed $59.0 million under the Revolving Credit Facility to pay for the InPharmics acquisition and fund its operations. As of December 31, 2017 the Company has repaid $137.0 million borrowed under these Facilities which includes $102.5 million repaid during the year ended December 31, 2017.
On April 11, 2017, the parties entered into the First Amendment to Credit Agreement and Collateral Agreement (the "Amended Credit Agreement"). Under this amendment, (i) the maximum capital expenditures limit in any fiscal year for property, plant and equipment and software development increased from $35.0 million to $45.0 million, and (ii) the maximum limit for non-permitted investments increased from $10.0 million to $20.0 million.
On December 26, 2017, the parties entered into another amendment (the "Amendment") to the Amended Credit Agreement. Pursuant to the Amendment, the Revolving Credit Facility provided for under the Amended Credit Agreement, was increased from $200.0 million to $315.0 million and certain other modifications to the Amended Credit Agreement were made, including amendments to certain negative covenants.
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs which included an additional $2.1 million of incurred costs in connection with the Amendment signed in December 2017. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $6.3 million, $5.3 million and zero for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

The components of the Company’s debt obligations as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2016	Additions/Borrowings	Repayment / Amortization	December 31, 2017
	(In thousands)
Term loan facility	$192,500	$—	$(10,000)	$182,500
Revolving credit facility	68,000	59,000	(92,500)	34,500
Total debt under the facilities	260,500	59,000	(102,500)	217,000
Less: Deferred issuance cost	(6,359)	(2,106)	1,590	(6,875)
Total Debt, net of deferred issuance cost	$254,141	$56,894	$(100,910)	$210,125
Long term debt, current portion, net of deferred issuance cost	8,410			15,208
Long term debt, net of deferred issuance cost	$245,731			$194,917
As of December 31, 2017, the carrying amount of debt of $217.0 million approximates the comparable fair value of $220.9 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.
2013 Credit Agreement
In September 2013, the Company entered into a credit agreement (the "2013 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto. On January 5, 2016, this 2013 Credit Agreement was replaced by the credit facilities discussed above.
Note 9. Deferred Revenue
Short-term deferred revenue of $86.1 million and $87.5 million includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $16.9 million and $14.2 million as of December 31, 2017 and December 31, 2016, respectively. The short-term deferred revenues from product sales relate to the delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from the service contracts of $17.2 million and $17.1 million, as of December 31, 2017 and December 31, 2016, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. Rent expense was $11.5 million, $9.8 million and $7.0 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.
The minimum future payments on non-cancelable operating leases are as follows:

For the year ended December 31,	(In thousands)
2018	$12,167
2019	11,945
2020	10,755
2021	10,471
2022	8,776
Thereafter	26,243
Total minimum future lease payments	$80,357

Purchase obligations

In the ordinary course of business, we issue purchase orders based on our current manufacturing needs. As of December 31, 2017, the Company had non-cancelable purchase commitments of $58.1 million, which are expected to be paid within the next twelve months.
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
On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies and corporate entities, including the Company and one of its subsidiaries, Aesynt Incorporated (“Aesynt”), in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al. (Case No. CL18-152-1). The complaint seeks monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, detention and training and, as against the Company and Aesynt, claims of product liability, negligence and breach of implied warranties. The Company and Aesynt have not yet been served with the complaint. The Company intends to defend the lawsuit vigorously.
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
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2017 and December 31, 2016.
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
There was a total of 2.4 million shares reserved for future issuance under the ESPP as of December 31, 2017.
Stock award plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, restricted stock awards ("RSAs"), restricted stock unit awards ("RSUs"), performance stock unit awards ("PSUs"), and other stock awards to the Company's employees, directors and consultants. There were 5.5 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2017.
Options granted under the 2009 Plan become exercisable over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. The exercise prices of the options is the fair market value of common stock on the date of grant. RSUs generally vest over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 12 equal quarterly installments thereafter. Awards of restricted stock to non-employee directors are granted on the date of the annual meeting of stockholders and vest in full on the date of the next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the awards on the date of issuance is amortized to expense from the date of grant to the date of vesting and are expensed ratably on a straight-line basis over the vesting period. PSUs granted to the Company’s executives might include performance and market conditions. PSUs become eligible for vesting when certain market or performance conditions are met.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cost of product and service revenues	$3,478	$2,596	$2,111
Research and development	3,590	3,128	2,060
Selling, general and administrative	14,789	13,776	10,750
Total share-based compensation expense	$21,857	$19,500	$14,921
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Income tax benefits realized from share-based compensation were $8.2 million, $5.4 million and $5.0 million, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Stock Options and ESPP Shares
The following assumptions were used to value share options and ESPP shares granted pursuant to our equity incentive plans:

	Year Ended December 31,
	2017	2016	2015
Stock Option Plans
Risk-free interest rate	1.9%	1.5%	1.7%
Dividend yield	—%	—%	—%
Expected volatility	29.6%	30.6%	32.0%
Expected life (in years)	4.7 years	4.9 years	5.0 years

Year Ended December 31,
	2017	2016	2015
Employee Stock Purchase Plan
Risk-free interest rate	0.52% - 1.39%	0.34% - 0.79%	0.03% - 0.79%
Dividend yield	—%	—%	—%
Expected volatility	25.8% - 32.8%	25.8% - 34.8%	25.7% - 37.5%
Expected life (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Stock options activity
A summary of the stock option activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2016	3,214	$26.06	7.3	$26,331
Granted (Awarded)	1,045	$45.13
Exercised (Released)	(813)	$22.28
Expired	(6)	$27.54
Forfeited	(117)	$33.39
Outstanding at December 31, 2017	3,323	32.72	7.6	$53,953
Exercisable at December 31, 2017	1,350	23.87	5.8	33,293
Vested and expected to vest at December 31, 2017 and thereafter	3,323	32.72	7.6	$53,953
The weighted-average fair value per share of options granted during 2017, 2016 and 2015 was $13.25, $9.33 and $9.67, respectively. The intrinsic value of options exercised during 2017, 2016 and 2015 was $18.2 million, $5.6 million and $11.3 million, respectively.
As of December 31, 2017, total unrecognized compensation cost related to unvested stock options was $18.9 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years. As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $13.3 million, which is expected to be recognized over a weighted-average vesting period of 3.0 years.
Employee Stock Purchase Plan activity
For the year ended December 31, 2017, employees purchased 0.5 million shares of common stock under the ESPP and an aggregate of 6.0 million shares were issued under the ESPP as of December 31, 2017.

The unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $0.9 million, and is expected to be recognized over a weighted-average period of 1.3 years as of December 31, 2017.
Restricted Stock Units and Restricted Stock Awards
Summaries of the restricted stock activity under the 2009 Plan are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units
Non-vested at December 31, 2016	505	$31.42	1.6	$17,135
Granted (Awarded)	245	45.97
Vested (Released)	(215)	30.41
Forfeited	(34)	32.39
Non-vested at December 31, 2017	501	38.90	1.5	$24,293
The weighted-average grant date fair value per share of RSUs granted during 2017, 2016 and 2015 was $45.97, $32.58 and $31.44, respectively. The total fair value of RSUs that vested in 2017, 2016 and 2015 was $6.5 million, $4.8 million and $4.7 million, respectively.
As of December 31, 2017, total unrecognized compensation cost related to RSUs was $16.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years. As of December 31, 2016, total unrecognized compensation cost related to RSUs was $12.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards
Non-vested at December 31, 2016	30	$31.57
Granted (Awarded)	23	41.10
Vested (Released)	(30)	31.58
Non-vested at December 31, 2017	23	$41.07
The weighted-average grant date fair value per share of RSAs granted during 2017, 2016 and 2015 was $41.10, $31.59 and $36.05, respectively. The total fair value of RSAs that vested in 2017, 2016 and 2015 was $1.0 million, $1.2 million and $1.1 million, respectively.
As of December 31, 2017, total unrecognized compensation cost related to RSAs was $0.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years. As of December 31, 2016, total unrecognized compensation cost related to RSAs was $0.4 million, which was expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-based Restricted Stock Units
In 2011, the Company began incorporating performance-based restricted stock units ("PSUs") as an element of its executive compensation plans. In 2016, the Company granted 122,740 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2017, the Company granted 147,830 PSUs to its executive officers, all, none or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2017 through March 1, 2018.
The fair value of a PSU award is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the "Index").

For PSUs granted on February 8, 2017, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2017, compared to the trailing 20-day average stock price just prior to the first trading day of March 2018. For PSUs granted on February 4, 2016, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2016, compared to the trailing 20-day average stock price just prior to the first trading day of March 2017.
On March 7, 2016, the Compensation Committee confirmed 66.0% as the percentile rank of the Company's 2016 total stockholder return. This resulted in 100% of the 2015 PSUs, or 60,000 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the eligible shares vested immediately on March 7, 2016 with the remaining eligible awards vesting in equal increments, semi-annually, over the subsequent three-year period beginning on June 15th and December 15th of the year after the date of grant and each subsequent year. Vesting is contingent upon continued service. Of the 60,000 shares eligible for time-based vesting under the 2015 PSUs, 45,000 shares have vested as of December 31, 2017.
On March 7, 2017, the Compensation Committee confirmed 71.5% as the percentile rank of the Company's 2017 total stockholder return. This resulted in 100% of the 2016 PSUs, or 122,740 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 7, 2017 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2017. Vesting is contingent upon continued service. Of the 122,740 shares eligible for time-based vesting under the 2016 PSUs, 61,375 shares have vested as of December 31, 2017.
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Non-vested at December 31, 2016	184	$24.89
Granted (Awarded)	148	34.05
Vested (Released)	(107)	24.36
Non-vested at December 31, 2017	225	$31.18
The weighted-average grant date fair value per share of PSUs granted during 2017, 2016 and 2015 was $34.05, $24.66 and $29.56, respectively. The total fair value of PSUs that vested in 2017, 2016 and 2015 was $2.6 million, $2.0 million and $1.9 million, respectively.
As of December 31, 2017, total unrecognized compensation cost related to PSUs was approximately $2.7 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years. As of December 31, 2016, total unrecognized compensation cost related to PSUs was approximately $1.6 million, which was expected to be recognized over the remaining weighted-average period of 1.2 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2017:

Number of Shares
(In thousands)
Share options outstanding	3,323
Non-vested restricted stock awards	749
Shares authorized for future issuance	1,398
ESPP shares available for future issuance	2,365
Total shares reserved for future issuance	7,835
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $2,500, annually. The Company's contributions under this plan were $3.8 million, $1.9 million and $1.8 million in 2017, 2016 and 2015, respectively.
Note 12. Stock Repurchases
On August 2, 2016, the Board of Directors (the "Board") of the Company authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of December 31, 2017, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
The timing, price and volume of repurchases are to be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain Amendment of the Amended Credit Agreement, dated as of December 26, 2017, among the Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The stock repurchase program does not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time. During the years ended December 31, 2017 and 2016, respectively, the Company made no repurchases of its outstanding common stock. During the year ended December 31, 2015, the Company repurchased approximately $50.0 million of shares.
Note 13. Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company may offer and sell from time to time through the sales agents up to $125 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
For the year ended December 31, 2017, the Company received gross proceeds of $14.7 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.8 million on sales of approximately 294,000 shares of its common stock at an average price of approximately $49.85 per share.
Note 14. Segment and Geographical Information
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
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Automation and Analytics products are designed to enable the Company's customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, the Company's systems can be tailored to specific customer needs. The financial results of InPharmics acquired in the second quarter of 2017 and Aesynt acquired in the first quarter of 2016 are included in the Automation and Analytics segment.
Medication Adherence
The Medication Adherence segment includes solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software based systems and medication adherence packaging. Software solutions primarily operate on the Patient Management Access Portal (PMAP), a subscription based software system which provides an environment for patient engagement by clinicians. Services running on PMAP include Time My Meds medication synchronization, immunization management, and a number of tools used by clinicians to manage patient engagement workflows. Medication Adherence packaging is designed either for patient use in care environments where there is a caregiver present or for environments where the patient cares for him or herself and includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services. The financial results of Ateb acquired in the fourth quarter of 2016 are included in the Medication Adherence segment.
The following table summarizes the financial performance of the Company's reporting segments:

	Year Ended December 31,
	2017			2016			2015
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$590,392	$125,773	$716,165	$593,626	$98,997	$692,623	$390,321	$94,238	$484,559
Cost of revenues	308,443	85,634	394,077	310,967	67,856	378,823	171,943	64,686	236,629
Gross profit	281,949	40,139	322,088	282,659	31,141	313,800	218,378	29,552	247,930
Operating expenses	193,700	41,735	235,435	198,511	24,843	223,354	114,084	24,258	138,342
Income from operations	$88,249	$(1,596)	86,653	$84,148	$6,298	90,446	$104,294	$5,294	109,588

Corporate costs			80,899			83,965			60,956
Income from operations			$5,754			$6,481			$48,632
_________________________________________________
Significant customers
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with Omnicell and can purchase Company’s product at pre-negotiated contract terms and pricing. The account receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2017, December 31, 2016 and December 31, 2015 sales to members of the ten largest GPOs accounted for approximately 51.2%, 51.2% and 65.2% of total consolidated revenue, respectively. There were no customers that accounted for more than 10% of the Company's total revenues or accounts receivable balance at and for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.
Geographical Information
Revenues

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$617,268	$591,566	$403,375
Rest of world (1)	98,897	101,057	81,184
Total revenues	$716,165	$692,623	$484,559
___________________________________________
(1)No individual country represented more than 10% of the respective totals.
Property and equipment, net
Property and equipment, net is attributed to the geographic location in which it is located.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$34,899	$36,497	$29,506
Rest of world (1)	7,696	5,514	2,803
Total property and equipment, net	$42,595	$42,011	$32,309
_________________________________________________
(1)No individual country represented more than 10% of the respective totals.
Note 15. Income Taxes
The following is a geographical breakdown of income (loss) before the provision for (benefit from) income taxes:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Domestic	$19,889	$1,471	$51,089
Foreign	(20,768)	(3,419)	(4,845)
Income (loss) before provision for (benefit from) income taxes	$(879)	$(1,948)	$46,244
The provision for (benefit from) income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$2,430	$6,724	$13,840
State	1,852	1,323	2,475
Foreign	745	46	203
Total current income taxes	5,027	8,093	16,518
Deferred:
Federal	(16,118)	(3,378)	846
State	(2,612)	(1,802)	(379)
Foreign	(7,781)	(5,464)	(1,501)
Total deferred income taxes	(26,511)	(10,644)	(1,034)
Total provision for (benefit from) income taxes	$(21,484)	$(2,551)	$15,484

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
U.S. federal tax provision at statutory rate	$(308)	$(682)	$16,181
State taxes	19	(311)	1,365
Non-deductible expenses	1,373	1,212	551
Acquisition costs	—	845	239
Share-based compensation expense	39	1,941	748
Research tax credits	(3,233)	(2,075)	(1,324)
Domestic production deduction	(621)	(890)	(1,133)
Gain on investment	—	—	(1,205)
Tax audit settlement	—	(2,499)	—
Foreign rate differential	938	(154)	123
Stock option tax benefit	(5,926)	—	—
One-time Impact of the Tax Act	(13,391)	—	—
Other	(374)	62	(61)
Total provision for (benefit from) income taxes	$(21,484)	$(2,551)	$15,484
Significant components of the Company's deferred tax assets (liabilities) are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets (liabilities):
Deferred revenue	$6,345	$5,857
Stock compensation	4,460	6,451
Inventory related items	2,441	2,915
Tax credit carry forwards	9,349	4,871
Reserves and accruals	3,960	4,675
Loss carry forwards	8,643	8,077
Other, net	1,307	847
Total net deferred tax assets	36,505	33,693

Intangibles	(36,780)	(57,427)
Depreciation and amortization	(14,338)	(20,071)
Prepaid expenses	(4,512)	(3,746)
Total deferred tax liabilities	(55,630)	(81,244)

Net deferred tax liabilities	$(19,125)	$(47,551)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carry forwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2017, no valuation allowances have been recorded in any jurisdiction.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates and implementing a territorial tax system. At December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The reduction of the U.S. corporate tax rate required the Company to revalue the U.S. deferred tax assets and liabilities to the newly enacted federal rate of 21%. This resulted in a one-time benefit of $13.4 million in the fourth quarter of 2017. As part of the transition to the new territorial tax system, the Tax Act imposes a one-time tax on a deemed repatriation of historical earnings of foreign subsidiaries. Based on the current evaluation of the Company’s operations, no repatriation tax charge is anticipated as the Company is in an earnings deficit position for foreign subsidiaries. The Company will continue to assess the provision for income taxes as future guidance is issued, but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
As of December 31, 2017, the Company has $6.6 million of federal net operating loss carryforwards expiring 2038 and $6.1 million of state net operating loss carryforwards expiring at various dates beginning 2023. For income tax purposes, the Company has federal and California research tax credits carryforwards of $2.4 million and $8.8 million, respectively. Federal research tax credit carry forwards from prior years will begin to expire in 2035. California credits are available indefinitely to reduce cash taxes otherwise payable.
It is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2017, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S. At December 31, 2017, the Company has not completed the accounting for the tax effects resulting from the enactment of the Act; however, the Company made a reasonable estimate of the effects. The Company is continuing to evaluate its plans for reinvestment under the Act, including its plans for reinvestment or repatriation of unremitted foreign earnings. Any revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands and the United Kingdom. With few exceptions, as of December 31, 2017, the Company was no longer subject to U.S., state, and foreign examination for years before 2014, 2013, and 2014, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2017 is as follows:

(In thousands)
Year Ended December 31, 2014	$8,485
Increases related to tax positions taken during a prior period	37
Decreases related to tax positions taken during the prior period	(895)
Increases related to tax positions taken during the current period	1,807
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(284)
Year Ended December 31, 2015	9,150
Increases related to tax positions taken during a prior period	244
Decreases related to tax positions taken during the prior period	(1,980)
Increases related to tax positions taken during the current period	6,724
Decreases related to settlements	(2,178)
Decreases related to expiration of statute of limitations	(344)
Year Ended December 31, 2016	11,616
Increases related to tax positions taken during a prior period	503
Decreases related to tax positions taken during the prior period	(1,782)
Increases related to tax positions taken during the current period	805
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(401)
Year Ended December 31, 2017	$10,741
As of December 31, 2017 the total amount of gross unrecognized tax benefits, if realized, would decrease the Company's tax expense by approximately $10.7 million. The Company recognizes interest and/or penalties related to uncertain tax positions in operating expenses accruing $0.3 million, $0.5 million, and $0.1 million for fiscal years 2017, 2016, and 2015 respectively. Accrued interest and penalties are included within other long-term liabilities on the consolidated balance sheets. The combined amount of cumulative accrued interest and penalties was approximately $1.4 million, $1.1 million, and $0.6 million as of fiscal years 2017, 2016, and 2015 respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.

Note 16. Restructuring Expenses
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities, which was concluded in fiscal year 2017. The total cost for the plan was $4.2 million, which includes employee severance cost of approximately $3.7 million, and facility-related costs of approximately $0.6 million. At December 31, 2017 the unpaid balance under this plan is $0.4 million related to facilities-related expenses.
In the second quarter of 2016, the Company integrated its sales and field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the year ended December 31, 2016, based on agreements with terminated employees covering salary and benefit continuation. For the year ended December 31, 2016, the Company made payments of $1.7 million and the restructuring program was concluded.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period (1)	Charged to Costs and Expenses (2)	Debited (credited) to Other Accounts (3)	Amount Written Off (4)	Acquisition and translation adjustments (5)	Balance at End of Period (1)
	(In thousands)
Year ended December 31, 2015
Accounts receivable	$1,206	$453	$28	$(447)	$—	$1,240
Investment in sales-type leases	162	(99)	106	—	—	169
Total allowances deducted from assets	$1,368	$354	$134	$(447)	$—	$1,409
Year ended December 31, 2016
Accounts receivable	$1,240	$727	$77	$(369)	$3,121	$4,796
Investment in sales-type leases	169	85	—	—	—	254
Total allowances deducted from assets	$1,409	$812	$77	$(369)	$3,121	$5,050
Year ended December 31, 2017
Accounts receivable	$4,796	$1,008	$3	$(402)	$333	$5,738
Investment in sales-type leases	254	(62)	—	—	—	192
Total allowances deducted from assets	$5,050	$946	$3	$(402)	$333	$5,930
__________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged to bad debt expense, increasing the allowance.

(3)	Represents amounts debited to trade accounts receivable as recoveries, increasing the allowance.

(4)	Represents amounts written-off from the allowance and trade accounts receivable.

(5)	Represents primarily purchase price adjustments and minor foreign currency translation adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2018.

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

Signature	Title	Date
/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 27, 2018
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Joseph B. Spears

/s/ JOANNE B. BAUER		February 27, 2018
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 27, 2018
James T. Judson	Director

/s/ VANCE B. MOORE		February 27, 2018
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 27, 2018
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		February 27, 2018
Gary S. Petersmeyer	Director

/s/ BRUCE D. SMITH		February 27, 2018
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 27, 2018
Sara J. White	Director

S- 1

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd. and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Ateb, Inc, Ateb Canada, Ltd., the related stockholders and option holders and Omnicell, Inc.	8-K	000-33043	2.1	11/29/2016

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Bylaws of Omnicell, Inc., as amended	10-Q	000-33043	3.3	8/9/2007

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Form of Indenture	S-3ASR	333-221332	4.5	11/3/2017

4.4	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.7	11/3/2017

4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.8	11/3/2017

4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.9	11/3/2017

10.1*	2016 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	2/10/2016

10.2*	2017 Executive Officer Annual Base Salaries	8-K	000-33043	10.1	7/25/2017

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.6	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.7*	1997 Employee Stock Purchase Plan, as amended	S-8	000-33043	99.2	7/2/2015

10.8*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.9*	2009 Equity Incentive Plan, as amended	S-8	000-33043	99.1	7/2/2015

10.10*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.11*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.12*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.18	3/11/2011

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.14*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.15*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.16*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.17*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.18*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.19	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.20*	Omnicell, Inc. Amended and Restated Severance Benefit Plan	10-K	000-33043	10.27	3/30/2015

10.21*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.22*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.23	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.24	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.25	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.26	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.27	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Iram, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

10.28*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.29*	Amended and Restated Executive Officer Change of Control Letter Agreement	10-Q	000-33043	10.4	11/6/2015

10.3	Credit Agreement, dated as of January 5, 2016, among Omnicell, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	1/6/2016

10.31	Lease Agreement dated November 30, 1998, by and between Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc). and The Northwestern Mutual Life Insurance Company, as amended	10-Q	000-33043	10.2	5/6/2016

10.32	Lease Agreement dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc.), as amended	10-Q	000-33043	10.3	5/6/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33	Second Amendment to Industrial Lease, dated February 25, 2016, by and between Evergreen Propco IV, LLC and Omnicell, Inc.	10-Q	000-33043	10.4	5/6/2016

10.34	Lease, between Ateb Properties LLC and Ateb, Inc. dated November 28, 2016	10-K	000-33043	10.36	2/28/17

10.35	First Amendment to Credit Agreement and Collateral Agreement, dated as of April 11, 2017, by and among Omnicell, Inc., the Subsidiary Guarantors party thereto; the Lenders party thereto; and Wells Fargo Bank, National Association, as administrative agent	10-Q	000-33043	10.2	5/5/17

10.36	Fifth Amendment to Lease, dated April 28, 2017 between McKnight Cranberry III, L.P., a Delaware limited Partnership and Aesynt Incorporated	10-Q	000-33043	10.3	5/5/17

10.37	First Amendment to Lease, dated May 10, 2017, by and between Sycamore Drive Holdings, LLC and Omnicell, Inc.	10-Q	000-33043	10.3	8/4/17

10.38*	Omnicell, Inc. Board of Directors Compensation Plan	10-Q	000-33043	10.5	8/4/17

10.39	Second Amendment to Credit Agreement, dated as of December 26, 2017, among Omnicell, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	12/26/2017

10.40	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	000-33043	10.1	5/5/2017

10.41	Distribution Agreement, dated November 3, 2017, among Omnicell, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc.	8-K	000-33043	1.1	11/3/2017

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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