Form 10-Q
period 2018-03-31
OMNICELL, Inc
filed 2018-05-04
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 26, 2018, there were 38,877,926 shares of the registrant's common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$43,773	$32,424
Accounts receivable and unbilled, net of allowances of $5,203 and $5,738, respectively	190,678	190,046
Inventories	101,868	96,137
Prepaid expenses	21,161	20,392
Other current assets	14,751	13,273
Total current assets	372,231	352,272
Property and equipment, net	48,290	42,595
Long-term investment in sales-type leases, net	16,444	15,435
Goodwill	338,948	337,751
Intangible assets, net	162,458	168,107
Long-term deferred tax assets	9,456	9,454
Prepaid commissions	39,636	41,432
Other long-term assets	53,492	49,316
Total assets	$1,040,955	$1,016,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,859	$48,290
Accrued compensation	29,632	27,241
Accrued liabilities	40,519	35,693
Long-term debt, current portion, net	17,708	15,208
Deferred revenue, net	95,709	78,774
Total current liabilities	221,427	205,206
Long-term deferred revenue	8,806	10,623
Long-term deferred tax liabilities	36,320	41,446
Other long-term liabilities	9,410	9,829
Long-term debt, net	190,490	194,917
Total liabilities	466,453	462,021
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,005 and 47,577 shares issued; 38,860 and 38,432 shares outstanding, respectively	48	48
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	600,525	585,755
Retained earnings	162,442	159,725
Accumulated other comprehensive loss	(3,439)	(6,113)
Total stockholders’ equity	574,502	554,341
Total liabilities and stockholders’ equity	$1,040,955	$1,016,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands, except per share data)
Revenues:
Product	$130,104	$98,702
Services and other revenues	52,515	49,851
Total revenues	182,619	148,553
Cost of revenues:
Cost of product revenues	75,417	63,588
Cost of services and other revenues	24,747	22,774
Total cost of revenues	100,164	86,362
Gross profit	82,455	62,191
Operating expenses:
Research and development	16,537	16,803
Selling, general and administrative	65,285	61,940
Total operating expenses	81,822	78,743
Income (loss) from operations	633	(16,552)
Interest and other income (expense), net	(2,729)	(2,456)
Loss before provision for income taxes	(2,096)	(19,008)
Benefit from income taxes	(4,816)	(8,673)
Net income (loss)	$2,720	$(10,335)
Net income (loss) per share:
Basic	$0.07	$(0.28)
Diluted	$0.07	$(0.28)
Weighted-average shares outstanding:
Basic	38,635	36,840
Diluted	39,691	36,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands)
Net income (loss)	$2,720	$(10,335)
Other comprehensive income, net of reclassification adjustments:
Unrealized gains on interest rate swap contracts, net of tax	202	182
Foreign currency translation adjustments	2,472	923
Other comprehensive income	2,674	1,105
Comprehensive income (loss)	$5,394	$(9,230)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$2,720	$(10,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,310	12,448
Share-based compensation expense	6,528	5,511
Income tax benefits from employee stock plans	—	11
Deferred income taxes	(5,128)	(8,826)
Amortization of debt financing fees	573	397
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled	(632)	21,642
Inventories	(6,881)	(6,933)
Prepaid expenses	(769)	79
Other current assets	(997)	374
Investment in sales-type leases	(1,491)	1,120
Prepaid commissions	1,796	208
Other long-term assets	(1,673)	(9,435)
Accounts payable	(9,416)	11,104
Accrued compensation	2,391	1,955
Accrued liabilities	4,276	(115)
Deferred revenue	15,118	8,471
Other long-term liabilities	131	506
Net cash provided by operating activities	18,856	28,182
Investing Activities
Purchases of intangible assets, intellectual property and patents	—	(160)
Software development for external use	(5,272)	(4,225)
Purchases of property and equipment	(9,268)	(2,452)
Net cash used in investing activities	(14,540)	(6,837)
Financing Activities
Repayment of debt and revolving credit facility	(2,500)	(40,000)
Proceeds from stock issuances under stock-based compensation plans	9,541	10,916
Employees' taxes paid related to restricted stock units	(1,300)	(1,052)
Net cash provided by (used in) financing activities	5,741	(30,136)
Effect of exchange rate changes on cash and cash equivalents	1,292	651
Net increase (decrease) in cash and cash equivalents	11,349	(8,140)
Cash and cash equivalents at beginning of period	32,424	54,488
Cash and cash equivalents at end of period	$43,773	$46,348

Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$676	$865
Effect of adoption of ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)"	$—	$1,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company's major products are automated medication, supply control systems and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company's market is primarily located in the United States and Europe. "Omnicell" or the "Company" collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2018 and December 31, 2017, the results of its operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018 and March 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018, except as discussed in the "Revenue recognition" below. The Company's results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018, or for any future period.
Certain prior year amounts have been adjusted to conform with the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"), which became effective for the Company beginning on January 1, 2018. Refer to "Recently adopted authoritative guidance" for the effects of adoption of ASC 606 and the section below for the updated revenue recognition policy.
Principles of consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue recognition
The Company earns revenues from sales of its medication and medical and surgical supply automation systems along with consumables and related services, which are sold in the healthcare industry, our principal market. The transaction price of each contract with a customer is allocated to identified performance obligations based on the relative fair value of each obligation. The Company's customer arrangements typically include one or more of the following performance obligations:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of its equipment.
Installation. Installation of equipment as integrated systems at customers' sites.
Post-installation technical support. Phone support, on-site service, parts and access to unspecified software updates and enhancements, if and when available.
Professional services. Other customer services, such as training and consulting.
Prior to recognizing revenue, the Company identifies the contract, performance obligations, and transaction price, and allocates the transaction price to the performance obligations. All identified contracts meet the following required criteria:
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of the Company’s contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via phone or a manual purchase order.
Entity can identify each party’s rights regarding the goods or services to be transferred. Contract terms are documented within the written agreements. Where a written contract does not exist, such as for consumable products, the rights of each party are understood as following our standard business process and terms.
The entity can identify the payment terms for the goods or services to be transferred. Payment terms are documented within the agreement and are generally net 30 days from shipment of tangible product or services performed. Where a written contract does not exist, the Company’s standard payment terms are net 30 day terms.
The contract has commercial substance (that is the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract.) The Company's agreements are an exchange of cash for a combination of products and services which result in changes in the amount of the Company’s future cash flows.
It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company performs a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment is typically required to help assure the full agreed upon contract price will be collected.
The Company often enters into change orders which modify the product to be received by the customer pursuant to certain contracts. Changes to any contract are accounted for as a modification of the existing contract to the extent the goods and services to be delivered as part of the contract are generally consistent with the nature and type of those to be provided under the terms of the original contract. Examples of such change orders include the addition or removal of units of equipment or changes to the configuration of the equipment where the overall nature of the contract remains intact. The Company’s change orders generally result in the change being accounted for as modifications of existing contracts given the nature of the impacted orders.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, the Company combines the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify its performance obligations, the Company considers all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, the Company considers an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of the Company’s sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, consumables and software products, support and maintenance, and professional services.

The transaction price of a contract is determined based on the fixed consideration, net of an estimate for variable consideration such as various discounts or rebates provided to customers. As a result of the Company’s commercial selling practices, contract prices are generally fixed with minimal, if any, variable consideration.

The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, the Company’s products and services are not generally sold separately. The Company uses an expected cost plus a margin approach to identify the standalone selling price of goods where separate sales transactions do not exist. For software and services which do not have a specific identifiable product cost, the Company uses a discounted from the list price amount as a best estimated selling price.

The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligation at March 31, 2018 and December 31, 2017 was $104.5 million and $89.4 million, respectively, of which $95.7 million and $78.8 million, respectively, was expected to be completed within one year.

Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.

Revenues, contract assets and contract liabilities are recorded net of associated taxes.

The payment terms associated with the Company’s contracts vary, however, payment terms for product revenue are generally based on milestones tied to contract signing, shipment of products and/or customer acceptance. Payment terms associated with the service portion of agreements are generally periodic and can be billed on a monthly, quarterly or annual basis. In certain circumstances multiple years are billed at one time. The portion of these contract liabilities not expected to be recognized as revenue within twelve months of the balance sheet date are considered long term.

In the normal course of business, the Company typically does not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. The Company establishes provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to the Condensed Consolidated Financial Statements for any periods presented.

A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 40% of the lease receivable balance, are retained in-house. Revenue from sales-type leases of $9.8 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively, is included in product revenue in the Condensed Consolidated Statements of Operations. Interest income in these leases is recognized in product revenue using the effective interest method.

A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations ("GPOs"). GPOs are often owned fully or in part by the Company’s customers and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $1.9 million and $2.1 million for the quarters ended March 31, 2018 and 2017, respectively.

Contract assets and contract liabilities

A contract asset is a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. A receivable will be recorded on the balance sheet when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2018	December 31, 2017
	(In thousands)

Short-term unbilled receivable - included in accounts receivable and unbilled	$4,859	$4,590
Long-term unbilled receivable - included in other long-term assets	10,877	9,475
Total contract assets	$15,736	$14,065

Short-term deferred revenue	$95,709	$78,774
Long-term deferred revenue	8,806	10,623
Total contract liabilities	$104,515	$89,397

Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenue in the normal course of business. Unbilled contract assets which were invoiced during the three months ended March 31, 2018 as a result of the right to invoice for the transaction consideration becoming unconditional were not material. The contract modifications entered into during the three months ended March 31, 2018, did not have a significant impact on the Company’s contract assets or deferred revenues. During the three months ended March 31, 2018, the Company recognized revenue of $46.6 million that was included in the corresponding deferred revenue balance as of December 31, 2017.

Contract costs
The Company has determined that the incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are not commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract to a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense after two quarters, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. During the three months ended March 31, 2018 and March 31, 2017, the Company recognized contract cost expense of $5.6 million and $4.1 million, respectively. The portion of commission expenses paid as of the balance sheet date to be recognized in future periods is recorded in long term prepaid commissions expense on the Condensed Consolidated Balance Sheets. There was no impairment loss in relation to the costs capitalized during the three months ended March 31, 2018.
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
Recently adopted authoritative guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC 606, Revenue from Contracts with Customers, a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We adopted the standard using the full retrospective method effective beginning January 1, 2018.

Under the ASC 606 guidance, fees paid to GPOs are now presented as a reduction of Product Revenue, whereas these fees were considered a part of Selling, General and Administrative costs under the previous guidance. The majority of the incremental costs incurred to obtain a contract, primarily commission expense, are recognized during the first year with the balance recognized ratably over a period of ten years. Additionally, revenue on term software licenses is recognized upon installation of the license rather than ratably over the life of the term license. Finally, the Company no longer defers the contingent revenue in transactions where the amount charged to the customer for a particular performance obligation is less than the allocation of standalone selling price. Adoption of the standard related to revenue recognition impacted our reported results for the three months period, as follows:

	March 31, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Revenue
Automation and Analytics	$124,171	$(2,001)	$122,170
Medication Adherence	26,383	—	26,383
Gross profit
Automation and Analytics	55,410	(2,001)	53,409
Medication Adherence	8,782	—	8,782
Selling, general and administrative expenses	64,625	(2,685)	61,940
Provision for income taxes	(8,938)	265	(8,673)
Net income	$(10,754)	$419	$(10,335)
Earnings per share	$(0.29)	$0.01	$(0.28)

	December 31, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Accounts receivable and unbilled, net	$189,227	$819	$190,046
Prepaid expenses	36,060	(15,668)	20,392
Prepaid commissions	—	41,432	41,432
Other long-term assets	39,841	9,475	49,316
Deferred revenue, net	86,104	(7,330)	78,774
Long-term, deferred revenue	17,244	(6,621)	10,623
Long-term, deferred tax liabilities	28,579	12,867	41,446
Stockholders' equity	517,199	37,142	554,341
Recently issued authoritative guidance
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income to retained earnings. These amounts are commonly referred to as “stranded tax effects”. ASU 2018-02 will be effective for the Company beginning January 1, 2019. The Company is currently in the process of evaluating the impact of adoption on the consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company's Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of Dixie Drawl, LLC d/b/a InPharmics ("InPharmics"). InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million, and includes $0.5 million holdback for potential settlement of performance obligations. At March 31, 2018, this amount has been presented as a short-term liability. The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was preliminary allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill. The results of the InPharmics' operations have been included in our consolidated results of operations, and presented as part of the Automation and Analytics segment.
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
The basic and diluted net income (loss) per share calculation for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income (loss)	$2,720	$(10,335)
Weighted-average shares outstanding — basic	38,635	36,840
Effect of dilutive securities from stock award plans	1,056	—
Weighted-average shares outstanding — diluted	$39,691	$36,840
Net income (loss) per share - basic	$0.07	$(0.28)
Net income (loss) per share - diluted	$0.07	$(0.28)

Anti-dilutive weighted-average shares related to stock award plans	1,113	4,236
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $43.8 million and $32.4 million as of March 31, 2018 and December 31, 2017, respectively, consisted of demand deposits only.
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
The fair value of the interest rate swap agreements at March 31, 2018 and December 31, 2017 was $1.5 million and $1.4 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
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
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,464	$—	$1,464
Total financial assets	$—	$1,464	$—	$1,464
There were no transfers between fair value measurement levels during the three months ended March 31, 2018 and March 31, 2017.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,378	$—	$1,378
Total financial assets	$—	$1,378	$—	$1,378
Net investment in sales-type leases. The carrying amount of the Company's sales-type lease receivables is a reasonable estimate of fair value, as the unearned interest income is immaterial.
Note 5. Balance Sheet Components
Balance sheet details as of March 31, 2018 and December 31, 2017 are presented in the tables below:

	March 31, 2018	December 31, 2017
	(In thousands)
Inventories:
Raw materials	$25,103	$22,750
Work in process	9,959	9,818
Finished goods and service parts	66,806	63,569
Total inventories	$101,868	$96,137

Property and equipment:
Equipment	$72,122	$69,550
Furniture and fixtures	6,750	6,534
Leasehold improvements	14,540	10,976
Software	38,840	37,168
Construction in progress	11,334	9,813
Property and equipment, gross	143,586	134,041
Accumulated depreciation and amortization	(95,296)	(91,446)
Total property and equipment, net	$48,290	$42,595

Other long term assets:
Capitalized software, net	$41,146	$38,599
Unbilled receivable	10,877	9,475
Other assets	1,469	1,242
Total other long term assets, net	$53,492	$49,316

	March 31, 2018	December 31, 2017

Accrued liabilities:
Advance payments from customers	$6,879	$7,779
Rebates and lease buyouts	5,342	5,428
Group purchasing organization fees	3,439	3,449
Taxes payable	12,135	9,183
Other accrued liabilities	12,724	9,854
Total accrued liabilities	$40,519	$35,693
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018			2017
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(6,954)	$841	$(6,113)	$(10,764)	$1,245	$(9,519)
Other comprehensive income (loss) before reclassifications	2,472	401	2,873	923	176	1,099
Amounts reclassified from other comprehensive income (loss), net of tax		(199)	(199)	—	6	6
Net current-period other comprehensive income (loss), net of tax	2,472	202	2,674	923	182	1,105
Ending balance	$(4,482)	$1,043	$(3,439)	$(9,841)	$1,427	$(8,414)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, we enter into sales-type lease transactions with the majority varying in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Net minimum lease payments to be received	$26,789	$25,899
Less: Unearned interest income portion	(2,056)	(1,695)
Net investment in sales-type leases	24,733	24,204
Less: Short-term portion(1)	(8,289)	(8,769)
Long-term net investment in sales-type leases	$16,444	$15,435
(1) The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses were $0.2 million as of March 31, 2018 and December 31, 2017.

At March 31, 2018, the future minimum lease payments under sales-type leases were as follows:

March 31, 2018
(In thousands)
Remaining nine months of 2018	$5,293
2019	7,872
2020	1,938
2021	5,203
2022	3,386
Thereafter	3,097
Total	$26,789
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2017	$220,851	$116,900	$337,751
Foreign currency exchange rate fluctuations	831	366	1,197
Net balance as of March 31, 2018	$221,682	$117,266	$338,948
Intangible assets, net
The carrying amounts of intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,950	$(36,356)	$314	$97,908	1 - 30
Acquired technology	74,371	(23,359)	203	51,215	3 - 20
Backlog	21,712	(18,424)	—	3,288	1 - 4
Trade names	8,662	(4,861)	38	3,839	1 - 12
Patents	3,236	(1,390)	12	1,858	2 - 20
Non-compete agreements	1,900	(1,450)	—	450	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,731	$(85,840)	$567	$162,458

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$133,913	$(33,526)	$65	$100,452	1 - 30
Acquired technology	74,593	(21,523)	34	53,104	3 - 20
Backlog	21,712	(17,544)	—	4,168	1 - 5
Trade names	8,716	(4,719)	6	4,003	1 - 12
Patents	3,296	(1,418)	2	1,880	2 - 20
Non-compete agreements	1,900	(1,300)	—	600	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$248,030	$(80,030)	$107	$168,107
Amortization expense of intangible assets was $6.0 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively.
The estimated future amortization expenses for amortizable intangible assets are as follows:

March 31, 2018
(In thousands)
Remaining nine months of 2018	$17,463
2019	18,036
2020	16,832
2021	15,378
2022	14,009
Thereafter (excluding in-process technology)	76,840
Total	$158,558
Note 8. Debt
On January 5, 2016, the Company entered into a $400 million senior secured credit facility pursuant to a credit agreement, by and among the Company, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as Sole Lead Arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for (a) a five-year revolving credit facility of $200 million, which was subsequently increased pursuant to the amendment discussed below (the “Revolving Credit Facility”) and (b) a five-year $200 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10 million and a swing line loan sub-limit of up to $10 million. The Credit Agreement expires on January 5, 2021, upon which date all remaining outstanding borrowings are due and payable.
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
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.9 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to fees and issuance cost was approximately$0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The Company was in compliance with all covenants as of March 31, 2018 and December 31, 2017.
As of March 31, 2018 the Company has repaid $139.5 million borrowed under these Facilities, which includes $2.5 million repaid during the three months ended March 31, 2018. The components of the Company’s debt obligations as of March 31, 2018 and December 31, 2017 are as follows:

	December 31, 2017	Borrowings	Repayment / Amortization	March 31, 2018
	(In thousands)
Term loan facility	$182,500	$—	$(2,500)	$180,000
Revolving credit facility	34,500	—	—	34,500
Total debt under the facilities	217,000	—	(2,500)	214,500
Less: Deferred issuance cost	(6,875)	—	573	(6,302)
Total Debt, net of deferred issuance cost	$210,125	$—	$(1,927)	$208,198
Long term debt, current portion, net of deferred issuance cost	15,208			17,708
Long term debt, net of deferred issuance cost	$194,917			$190,490
As of March 31, 2018, the carrying amount of debt of $214.5 million approximates the comparable fair value of $217.6 million. The Company's debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

Note 9. Deferred revenue
Short-term deferred revenue of $95.7 million and $78.8 million includes deferred revenue from product sales and service contracts, net of deferred cost of sales of $15.7 million and $16.9 million as of March 31, 2018 and December 31, 2017, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenue includes deferred revenue from service contracts of $8.8 million and $10.6 million, as of March 31, 2018 and December 31, 2017, respectively.
Note 10. Commitments and Contingencies
Lease commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At March 31, 2018, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining nine months of 2018	$8,896
2019	11,763
2020	10,803
2021	10,515
2022	8,818
Thereafter	26,383
Total minimum future lease payments	$77,178

Purchase obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At March 31, 2018, the Company had non-cancelable purchase commitments of $55.4 million, which are expected to be paid within the next twelve months.
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
Note 11. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law, most provisions of which became effective starting in 2018, including the reduction of the statutory corporate income tax rate from 35% to 21%. As of March 31, 2018, the Company has not completed the accounting for the tax effects of enactment of the Act; however, in the fourth quarter of 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. No adjustments to the provisional amounts recorded in the fourth quarter of 2017 have been made during the three months ended March 31, 2018. In the current quarter, the Company assessed the effect of certain international provisions of the Act that became effective January 1, 2018, and determined that these provisions had an immaterial impact, therefore, the Company did not record any impact as a result of the assessment. The Company will continue to analyze the provision for income taxes under the Act as future guidance is issued. Any revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 18% and 39% for the three months ended March 31, 2018 and March 31, 2017, respectively.
The 2018 annual effective tax rate differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible expenses and non-deductible equity charges, which were partially offset by the favorable impact of the Research & Development credits and foreign rate differential. The 2017 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges, which were partially offset by the domestic production activities deduction and the Research & Development credits.
As of March 31, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $11.6 million and $10.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of March 31, 2018 and December 31, 2017, the amount of accrued interest and penalties was $1.5 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands and the United Kingdom. With few exceptions, as of March 31, 2018, the Company is no longer subject to U.S., state, and foreign examination for years before 2014, 2013, and 2014.
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
Note 12. Employee Benefits and Share-Based Compensation
Stock based plans
For a detailed explanation of the Company's stock plans and subsequent changes, please refer to Note 11, Employee Benefits and Share-Based Compensation, of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018.
Share-based compensation expense
The following table sets forth the total share-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations:

	Three months ended
	March 31, 2018	March 31, 2017
	(In thousands)
Cost of product and service revenues	$1,019	$982
Research and development	1,234	897
Selling, general and administrative	4,275	3,632
Total share-based compensation expense	$6,528	$5,511
Stock Options and ESPP Shares
The following assumptions were used to value share options and Employee Stock Purchase Plan ("ESPP") shares granted pursuant to the Company's equity incentive plans for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31, 2018	March 31, 2017
Stock Option Plans
Expected life, years	4.79	4.67
Expected volatility, %	32.2%	31.1%
Risk free interest rate, %	2.57%	1.89%
Estimated forfeiture rate %	6.9%	7.7%
Dividend yield, %	—%	—%

Three months ended
	March 31, 2018	March 31, 2017
Employee Stock Purchase Plan
Expected life, years	0.5-2.0	0.5-2.0
Expected volatility, %	27.7-33.8%	25.8-32.8%
Risk free interest rate, %	0.70-2.25%	0.52-1.31%
Dividend yield, %	—%	—%
Stock Options activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock Options
Outstanding at December 31, 2017	3,323	$32.72	7.6	$53,953
Granted	482	44.38
Exercised	(87)	22.50
Expired	(1)	24.09
Forfeited	(43)	37.14
Outstanding at March 31, 2018	3,674	$34.45	7.3	$37,607
Exercisable at March 31, 2018	1,474	$25.36	5.3	$26,596
Vested and expected to vest at March 31, 2018 and thereafter	3,456	$33.94	7.2	$36,818
The weighted-average fair value per share of options granted during the three months ended March 31, 2018 and 2017 was $14.22 and $10.86, respectively. The intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $2.0 million and $2.9 million, respectively.
As of March 31, 2018, total unrecognized compensation cost related to unvested stock options was $23.1 million, which is expected to be recognized over a weighted-average vesting period of 3.0 years.
Employee Stock Purchase Plan activity
For the three months ending March 31, 2018 and 2017, employees purchased approximately 289,000 and 259,000 shares of common stock under the ESPP at weighted average prices of $26.30 and $25.51, respectively. As of March 31, 2018, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $6.5 million and is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units and Restricted Stock Awards
Summaries of restricted stock activity under the Company's 2009 Equity Incentive Plan, as amended (the "2009 Plan") are presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted Stock Units ("RSUs")
Outstanding at December 31, 2017	501	$38.90	1.5	$24,293
Granted	71	44.32
Vested	(50)	33.70
Forfeited	(14)	39.05
Outstanding and unvested at March 31, 2018	508	$40.16	1.5	$22,041
The weighted-average grant date fair value per share of RSUs granted during the three months ended March 31, 2018 and March 31, 2017 was $44.32 and $36.57, respectively.
As of March 31, 2018, total unrecognized compensation expense related to RSUs was $17.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted Stock Awards ("RSAs")
Outstanding at December 31, 2017	23	$41.07
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and unvested at March 31, 2018	23	$41.08
As of March 31, 2018, total unrecognized compensation cost related to RSAs was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.
Performance-based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan during the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based Restricted Stock Units ("PSUs")
Outstanding at December 31, 2017	225	$31.18
Granted	110	38.03
Vested	(32)	32.37
Forfeited	(1)	43.20
Outstanding and unvested at March 31, 2018	302	$33.51
The weighted-average grant date fair value per share of PSUs granted during the three months ended March 31, 2018 and 2017 was $38.03 and $32.37, respectively. As of March 31, 2018, total unrecognized compensation cost related to PSUs was $5.4 million, which is expected to be recognized over the remaining weighted-average period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2018:

Number of Shares
(In thousands)
Share options outstanding	3,674
Non-vested restricted share awards	833
Shares authorized for future issuance	730
ESPP shares available for future issuance	2,077
Total shares reserved for future issuance	7,314
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the "Board") authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of March 31, 2018, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.
During the three months ended March 31, 2018 and 2017, the Company did not repurchase any of its outstanding common stock.
Note 13. Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company may offer and sell from time to time through the sales agents up to $125 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
For the three months ended March 31, 2018, the Company did not sell any of its common stock under the Distribution Agreement.
Note 14. Segment and Geographical Information
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
Automation and Analytics
The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems, and related software. The Automation and Analytics products are designed to enable the Company's customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, the Company's systems can be tailored to specific customer needs. The financial results of InPharmics acquired in the second quarter of 2017 are included in the Automation and Analytics segment.
Medication Adherence
The Medication Adherence segment includes solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software based systems and medication adherence packaging. Software solutions primarily operate on the Patient Management Access Portal (PMAP), a subscription based software system which provides an environment for patient engagement by clinicians. Services running on PMAP include Time My Meds® medication synchronization, immunization management, and a number of tools used by clinicians to manage patient engagement workflows. Medication Adherence packaging is designed either for patient use in care environments where there is a caregiver present or for environments where the patient cares for him or herself and includes the manufacturing and selling of consumable medication blister cards, packaging equipment and ancillary products and services.
The following tables summarize the financial performance of the Company's reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended March 31,
	2018			2017
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues	$151,406	$31,213	$182,619	$122,170	$26,383	$148,553
Cost of revenues	78,242	21,922	100,164	68,761	17,601	86,362
Gross profit	73,164	9,291	82,455	53,409	8,782	62,191
Operating expenses	48,390	10,199	58,589	48,062	11,196	59,258
Income from operations	$24,774	$(908)	$23,866	$5,347	$(2,414)	$2,933
Corporate costs			23,233			19,485
Income from operations			$633			$(16,552)

Significant customers
There were no customers that accounted for more than 10% of our total revenues for the three months ended March 31, 2018 and 2017. Also, there were no customers that accounted for more than 10% of our accounts receivable as of March 31, 2018 and December 31, 2017.
Geographical Information
Revenues

	Three months ended March 31,
	2018	2017
	(In thousands)
United States	$158,202	$130,279
Rest of world (1)	24,417	18,274
Total revenues	$182,619	$148,553

_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
      Property and equipment, net

	March 31, 2018	December 31, 2017
	(In thousands)
United States	$40,116	$34,899
Rest of world (1)	8,174	7,696
Total property and equipment, net	$48,290	$42,595
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.

Property and equipment, net is attributed to the geographic location in which it is located.
Note 15. Restructuring Expenses
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North American and France. The total estimated cost for the plan was $1.5 million and consists primarily of employee severance cost. As of March 31, 2018, the unpaid balance is $1.4 million and is presented as a component of accrued compensation liabilities in the Condensed Consolidated Balance Sheet.
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan was completed in fiscal year 2017. During the three months ended March 31, 2017, the Company accrued $3.8 million of expenses, primarily for employee severance and related expenses, and paid out $2.1 million. The remaining unpaid balance of $1.7 million accrued expenses is presented as a component of accrued compensation in the Condensed Consolidated Balance Sheet. There were no facility-related costs incurred during the three months ended March 31, 2017.
Note 16. Subsequent Event
On April 30, 2018, the Company entered into a settlement agreement related to certain contingencies associated with the Ateb 2016 acquisition. The settlement, which will be recognized in the second quarter of 2018, is for approximately $2.5 million.
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

•
our continued investment in, and ability to deliver on, our key business strategies of developing differentiated solutions, increasing penetration of new markets, and expanding our solutions through acquisitions and partnerships;

•
our ability to deliver on our goals of advancing our platform with new product introductions annually, producing solutions that support fully automated central pharmacy operations and helping to lead the digital healthcare transformation with solutions that meet customer needs;

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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "seeks," "may," "plans," "potential," "predicts," "projects," "should," "will," "would" and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements.
Such risks and uncertainties include those described throughout this quarterly report, particularly in Part II - Item 1A. “Risk Factors” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. All references in this report to "Omnicell," "our," "us," "we," or the "Company" collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term "Omnicell, Inc.," refers only to Omnicell, Inc., excluding its subsidiaries. The forward-looking statements in this quarterly report represent our estimates and assumptions only as of the date of this quarterly report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, SureMed®, Ateb®, Time My Meds®, Aesynt®, AcuDose-Rx®, Connect-Rx®, MACH4®, Anesthesia WorkstationTM and Performance CenterTM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.
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

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing and selling of solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software based systems and medication adherence packaging, packaging equipment and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS, SureMed, Ateb, and Omnicell.

For further description of our operating segments, please refer to Note 14, Segment and Geographical Information, of the Notes to the Condensed Consolidated Financial Statements in this quarterly report.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 87% and 88% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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

•
Expansion of our solutions through acquisitions and partnerships. Our acquisitions have generally been focused on automation of manual workflows or data analytics, which is the enhancement of data for our customers’ decision-making processes. We believe that expansion of our product lines through acquisitions and partnerships to meet our customers changing and evolving expectations is a key component to our historical and future success.

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
Expansion of our solutions through acquisitions and partnerships include our acquisition of Aesynt in January 2016, our acquisition of Ateb in December 2016, and most recently, our acquisition of InPharmics in April 2017. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain retail pharmacies. InPharmics is a provider of advanced pharmacy informatics solutions to hospital pharmacies. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
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
In fiscal year 2017, we created Centers of Excellence (“COE”) for product development, engineering and manufacturing, with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania, and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce in the first half of 2017 by approximately 100 full-time employees, or about 4% of the total headcount, and closed our Nashville, Tennessee and Slovenia facilities.
Our full-time headcount was approximately 2,370 and 2,350 on March 31, 2018 on December 31, 2017, respectively.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Allowance for doubtful accounts and notes receivable from investment in sales-type leases;

•	Inventory;

•	Software development costs;

•	Business combinations;

•	Valuation and impairment of goodwill, intangible assets and other long-lived assets;

•	Goodwill and acquired intangible assets

•	Share-based compensation; and

•	Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017, except as discussed in "Recently adopted authoritative guidance" in Note 1 to the Condensed Consolidated Financial Statements in this quarterly report.
Recently issued authoritative guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended March 31,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Product revenues	$130,104	$98,702	$31,402	32%
Percentage of total revenues	71%	66%
Service and other revenues	52,515	49,851	2,664	5%
Percentage of total revenues	29%	34%
Total revenues	$182,619	$148,553	$34,066	23%
Product revenues represented 71% and 66% of total revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. Product revenues increased by $31.4 million due to increased sales for the Medication Adherence segment of $5.5 million and increased sales for the Automation and Analytics segment of $25.9 million. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products of $24.0 million as the sales for the three months period ended March 31, 2017 had a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. The remainder of the increase in the Automation and Analytics segment was attributed to an increase in sales from IV solutions and Performance Center. The increase in the Medication Adherence segment was primarily attributed to higher completed installations of our VBM products compared to the three months ended March 31, 2017.
Service and other revenues represented 29% and 34% of total revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. Service and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Service and other revenues increased by $2.7 million primarily due to an increase from our Automation and Analytics segment of $3.3 million attributed to an increase in our installed customer base.
Our international sales represented 13% and 12% of total revenues for the three months ended March 31, 2018 and 2017, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
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

Financial Information by Segment

Revenues

	Three months ended March 31,
			Change in
	2018	2017	$	%
Revenues:	(Dollars in thousands)
Automation and Analytics	$151,406	$122,170	$29,236	24%
Percentage of total revenues	83%	82%
Medication Adherence	31,213	26,383	4,830	18%
Percentage of total revenues	17%	18%
Total revenues	$182,619	$148,553	$34,066	23%
The $29.2 million increase in Automation and Analytics revenues for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017 was due to an increase in product revenue of $25.9 million and an increase in service revenues of $3.3 million. The increase in product revenue in the Automation and Analytics segment was attributed to an increase in sales of XT series products of $24.0 million as the sales for the three months period ended March 31, 2017 had a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. The remainder of the increase in product revenue in the Automation and Analytics segment was attributed to increases in sales from IV solutions and Performance Center. The service revenue increase of $3.3 million was primarily attributed to an increase in our installed customer base.
Medication Adherence revenues increased by $4.8 million for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017. The increase in revenue was due to an increase in product revenue of $5.5 million, offset by a decrease in service revenue of $0.6 million. The product revenue increase of $5.5 million was attributed primarily to higher completed installations of our VBM products compared to the three months ended March 31, 2017.

Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs which account for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs and intangibles.

	Three months ended March 31,
			Change in
	2018	2017	$	%
Cost of revenues:	(Dollars in thousands)
Automation and Analytics	$78,242	$68,761	$9,481	14%
As a percentage of related revenues	52%	56%
Medication Adherence	21,922	17,601	4,321	25%
As a percentage of related revenues	70%	67%
Total cost of revenues	$100,164	$86,362	$13,802	16%
As a percentage of total revenues	55%	58%

Gross profit:
Automation and Analytics	$73,164	$53,409	$19,755	37%
Automation and Analytics gross margin	48%	44%
Medication Adherence	9,291	8,782	509	6%
Medication Adherence gross margin	30%	33%
Total gross profit	$82,455	$62,191	$20,264	33%
Total gross margin	45%	42%

Cost of Revenues. Cost of revenues for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 increased by $13.8 million, of which $9.5 million was attributed to the increase of cost of revenue in our Automation and Analytics segment and $4.3 million was attributed to the increase of cost of revenue in our Medication Adherence segment. The increase of the cost of revenue in the Automation and Analytics is consistent with the increase of revenue of $29.2 million in the Automation and Analytics for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase of the cost of revenue in the Medication Adherence segment is consistent with the increase of revenue of $4.8 million in the Medication Adherence segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Overall changes to gross margin primarily relate to product mix from sales for the periods presented.
Operating Expenses and Income (Loss) from Operations

	Three months ended March 31,
			Change in
	2018	2017	$	%
Operating expenses:	(Dollars in thousands)
Research and development	$16,537	$16,803	$(266)	(2)%
As a percentage of total revenues	9%	11%
Selling, general and administrative	65,285	61,940	3,345	5%
As a percentage of total revenues	36%	42%
Total operating expenses	$81,822	$78,743	$3,079	4%
As a percentage of total revenues	45%	53%

Income (loss) from operations:
Automation and Analytics	$24,774	$5,347	$19,427	363%
Operating margin	16%	4%
Medication Adherence	(908)	(2,414)	1,506	(62)%
Operating margin	(3)%	(9)%
Corporate Expenses	23,233	19,485	3,748	19%
Total income (loss) from operations	$633	$(16,552)	$17,185	(104)%
Total operating margin	—%	(11)%
Research and Development. The $0.3 million decrease in research and development expenses for the three months ended March 31, 2018 compared to three months ended March 31, 2017 was primarily driven by a decrease in research and development expenses of $1.1 million in our Automation and Analytics segment, offset by an increase of $0.6 million in our Medication Adherence segment. The decrease in the Automation and Analytics segment is primarily attributed to a one-time restructuring expense of $0.8 million included in the three months ended March 31, 2017. The increase in the Medication Adherence segment is attributed to continued investments in product development.
Selling, General and Administrative. The $3.3 million increase in selling, general and administrative expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the increase in corporate-related expenses of $3.6 million as a result of an increase in employee-related expenses due to the increase in headcount.

    Provision for (Benefit from) Income Taxes

	Three months ended
			Change in
	March 31, 2018	March 31, 2017	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(4,816)	$(8,673)	$3,857	(44)%
Effective tax rate on earnings

Our annual effective tax rate before discrete items was 18.3% and 39.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the estimated annual effective tax rate for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to U.S. tax reform legislation that reduced the statutory corporate income tax rate from 35% to 21%, increase in Federal Research & Development credits and company jurisdictional restructuring.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $43.8 million at March 31, 2018 compared to $32.4 million at December 31, 2017. All of our cash and cash equivalents are invested in demand deposits only.
Our cash position and working capital at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Cash	43,773	32,424
Working Capital	$150,804	$147,066
All of our cash and cash equivalents for these periods were invested in bank demand deposits. Our ratio of current assets to current liabilities was 1.7:1 at March 31, 2018 and 1.7:1 at December 31, 2017.
Sources of Cash
Credit Agreement
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
As of March 31, 2018, the outstanding balance from the Facilities was $214.5 million and we were in compliance with all covenants.
Distribution Agreement
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
For the three months ended March 31, 2018, we did not sell any common stock under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.

Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2018, which may result in additional use of cash. See "Stock Repurchase Program" under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the three months ended March 31, 2018 and 2017.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three months ended
	March 31, 2018	March 31, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$18,856	$28,182
Investing activities	(14,540)	(6,837)
Financing activities	5,741	(30,136)
Effect of exchange rate changes on cash and cash equivalents	1,292	651
Net increase (decrease) in cash and cash equivalents	$11,349	$(8,140)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2018, primarily as a result of the net income of $2.7 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $12.3 million, and share-based compensation expense of $6.5 million, deferred income taxes of $5.1 million and $0.6 million of amortization of debt financing fees. The net cash outflow which was contributed to changes in assets and liabilities include (i) an increase in accounts receivable and unbilled receivable, net of $0.6 million due to the increase in unbilled receivable balances offset by an increase in collections, (ii) an increase in inventories of $6.9 million for inventory buildup in support of forecasted sales, (iii) a decrease in accounts payable of $9.4 million primarily due to the timing of payments, (iv) an increase in the investment in sales-type leases of $1.5 million, (v) an increase in other current assets of $1.0 million, (iv) an increase in other long-term assets of $1.7 million. These outflows were offset by an increase in deferred revenue of $15.1 million due to the timing of orders and revenue being recognized for installed product, an increase in other accrued liabilities of $4.3 million, a decrease in prepaid expenses of $0.8 million, and an increase in accrued compensation of $2.4 million.
Net cash provided by operating activities was $28.2 million for the three months ended March 31, 2017, primarily as a result of the net loss of $10.3 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $12.4 million, share-based compensation expense of $5.5 million, deferred income taxes of $8.8 million and $0.4 million of amortization of debt financing fees. The cash inflow attributed to changes in assets and liabilities includes (i) a decrease in accounts receivable of $21.6 million due to timing of collections, (ii) an increase in accrued compensation of $2.0 million, as a result of the restructuring plan, (iii) an increase in deferred revenue of $8.5 million due to timing of orders and revenue being recognized on installed product, (iv) a decrease in net investment in sales-type leases of $1.1 million, and (v) an increase in accounts payable of $11.1 million primarily due to the timing of payments. These inflows were partially offset by an increase in inventories of $6.9 million for inventory buildup in support of forecasted sales, particularly for the XT series and an increase in other long-term assets of $9.4 million.
Investing activities

Net cash used in investing activities was $14.5 million for the three months ended March 31, 2018, which consisted of capital expenditures of $9.3 million for property and equipment and $5.3 million for costs of software development.
Net cash used in investing activities was $6.8 million for the three months ended March 31, 2017, which consisted of capital expenditures of $2.5 million for property and equipment and $4.4 million for costs of software development mainly related to the Performance Center offering and purchase of intangibles.
Financing activities
Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2018, primarily from $9.5 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $2.5 million of the credit facilities and $1.3 million in employees' taxes paid related to restricted stock unit vesting.
Net cash used in financing activities was $30.1 million for the three months ended March 31, 2017 primarily from repayment of $40.0 million of the credit facilities and $1.1 million in employees' taxes paid related to restricted stock units, partially offset by $10.9 million in proceeds from employee stock option exercises and employee stock plan purchases.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2018 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2017.
Contractual obligations as of March 31, 2018 are as follows:

	Payments due by period
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	Thereafter
	(In thousands)
Operating leases (1)	$77,178	$8,896	$22,566	$19,333	$26,383
Purchase obligations (2)	55,424	51,293	3,001	1,104	26
Term loan facility (3)	180,000	15,000	47,500	117,500	—
Revolving credit facility (3)	34,500	—	—	34,500	—
Total (4) (5)	$347,102	$75,189	$73,067	$172,437	$26,409
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
We have recorded $7.1 million for uncertain tax positions under long-term liabilities as of March 31, 2018 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $7.1 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries.  In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2018, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities.  As of March 31, 2018, we had total debt under the Credit Agreement of $214.5 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100 million with one counter-party that became effective beginning on June 30, 2016 and matures on April 30, 2019. At March 31, 2018, the total debt under the credit facility exposed to interest rate fluctuation risk was $114.5 million. An immediate increase of 1% in interest rate would result in $1.1 million of interest expense per year.
There have been no significant changes in our market risk exposures during the three months ended March 31, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2018.

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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations: and our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2017, if any.
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
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our M5000, VBM 200F packaging equipment for multimedication blister cards, XR2 Automated Central Pharmacy System or RDX Essential solution designed for the European retail pharmacy market, or product enhancements may not be accepted in new or existing markets. If we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis, we may be unable to achieve our goal of producing solutions that support fully automated central pharmacy operations, and our business will suffer.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb and InPharmics, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in January 2016, we acquired Aesynt, in December 2016, we acquired Ateb and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential and completed acquisitions include, but are not limited to:

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
In connection with the Aesynt Acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200 million to $315 million and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. The loan balances at March 31, 2018 were $180.0 million of term loans and $34.5 million of revolving loans.

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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016 and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec and Mach4. As of March 31, 2018, we had recorded approximately $499.5 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles ("GAAP"), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
The medication management and supply chain solutions market is highly competitive and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company (through its acquisition of CareFusion Corporation), ARxIUM,

Cerner Corporation, Swisslog Healthcare as a division of KUKA (including through its acquisition of Talyst Systems, LLC), TouchPoint, Inc., Cardinal Health, Inc., PAR Excellence Systems, Inc., TECSYS Inc., MEPS Real-Time, Inc. (doing business as Intelliguard), Infor, Inc., Baxter Healthcare Corporation, Goetech LLC (doing business as MedKeeper), Willach Pharmacy Solutions, DIH Technologies Corporation, Yuyama Co., Ltd, RoboPharma B.V., Meditech-Pharma, Knapp AG and KLS Steuerungstechnik GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc., ARxIUM, Manchac Technologies, LLC (through its Dosis product line), RX Systems, Inc., PillPack, Inc., Digital Pharmacist Inc., VoicePort, LLC and Synergy Medical Systems, in the United States, and Jones Packaging Ltd., Synergy Medical Systems, Medicine-on-Time, LLC, Global Factories B.V., and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of CareFusion Corporation by Becton, Dickinson and Company and the acquisition of Talyst Systems, LLC. by Swisslog Healthcare, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our XR2 Automated Central Pharmacy System, IVX workflow and RDX Essential solutions, and we cannot guarantee that demand will meet our expectations. In addition, our XT Series, as well as our M5000 and VBM 200F automated pharmacy solutions for multi-medication blister card packaging, are relatively new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities' existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied and we may be unable to generate future sales.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of 2010 (the "PPACA"), the Budget Control Act of 2011, and other health reform legislation, or the repeal of all or a portion of any such legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers' spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
Our international operations may subject us to additional risks that can adversely affect our operating results.*
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East and Asia-Pacific regions and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including China and the Middle East. Our international operations subject us to a variety of risks, including:

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

•
the requirement to comply with a variety of international laws and regulations, including privacy, labor, import, export, trade, environmental standards, product compliance, tax, anti-bribery and employment laws;

•	changes in export or import regulations, tariff rates, economic sanctions or trade treaties, as well as possible trade wars and other trade barriers and uncertainties;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;

•
additional investment, coordination and lead-time necessary to successfully interface our automation solutions with the existing information systems of our customers or potential customers outside of the United States; and

•	political unrest, terrorism and the potential for other hostilities in areas in which we have facilities or operations.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of most of our current products are not regulated by the U.S. Food and Drug Administration ("FDA"), or the Drug Enforcement Administration ("DEA"). Through our acquisition of Aesynt, we have both a Class I and a Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers' medication and supply dispensing management methods and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations and financial condition.
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
Regarding our expenses, our ability to control expenses is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, incur significant R&D expenses prior to, or without recognizing the benefits, of those solutions under development, incur acquisition-related integration expenses greater than those we anticipate, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with any reduction in our revenue, which could harm our results of operations and financial position.
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
In addition, we have historically used stock options, restricted stock units and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we are seeking approval at our 2018 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations and financial condition.
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
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment and coordination on the part of our customers and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business. Also, these information systems are impacted by regulatory forces, such as the HITECH Act, Meaningful Use Stages, and HIPAA Omnibus Rules, and may evolve their interoperability functionality accordingly. We expect to comply with the mandatory standards and certifications that enable us to continuously interoperate with partner information systems, but such symbiotic evolution in a changing regulatory environment can at times create an execution risk.
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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2017, the three largest institutional pharmacies have comprised 11% and 14% of our Medication Adherence segment revenues during the three months ended March 31, 2018 and 2017, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.
We depend on a limited number of suppliers for our products and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment and raw materials on a timely basis.

Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we have entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, operating results and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users' acceptance of our products. These impacts could damage customer relationships and could harm our business.
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission ("SEC") require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $39.75 and $52.65 per share during the three months ended March 31, 2018. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

•	actual or anticipated changes in our operating results;

•	whether our operating results or forecasts meet the expectations of securities analysts or investors;

•	developments in our relationships with corporate customers;

•	developments with respect to recently acquired businesses;

•	changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;

•	announcements by us or our competitors of technological innovations or new products;

•
announcements by us or our competitors of acquisitions of businesses, products or technologies; or other significant transactions by us or our competitors such as strategic partnerships or divestitures; or

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $10.8 million as of March 31, 2018.
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
Product liability claims against us could harm our competitive position, results of operations and financial condition.*
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report, on January 10, 2018, a lawsuit was filed against a number of parties, including the Company and one of its subsidiaries, in the Circuit Court for the City of Richmond, Virginia, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt and Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board ("FASB") for leases and other components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.7 million shares of our common stock, at a weighted-average exercise price of $34.45 per share as of March 31, 2018. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc. (collectively, the “Sales Agents”) pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the Sales Agents. As of March 31, 2018, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.

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
For example, on December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, changed many aspects of U.S. corporate income taxation, and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, imposition of a tax on deemed repatriated earnings of foreign subsidiaries, changes in the treatment of offshore earnings, limitation of the tax deduction for interest expense, revision of net operating loss carryforward and utilization rules, further deduction limits on executive compensation, and modifying, repealing and creating many other business deductions and credits.While certain expected impacts of the Tax Act on our business are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 11, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements, we continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. This quarterly report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months ended March 31, 2018, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 1, 2018, our Board of Directors approved the amendment and restatement of our bylaws, effective May 1, 2018, to effect the following changes:

•	Provide our Board of Directors with the flexibility to hold virtual meetings of stockholders, as permitted by the General Corporation Law of the State of Delaware (the “DGCL”);

•
Expressly permit members of our Board of Directors to consent to action taken without a meeting by way of electronic transmission, and provide for the filing of such consents electronically if the minutes are maintained in electronic form, as permitted by the DGCL;

•
Expressly permit electronic transmission of notices to our stockholders, notices of Board of Directors or committee meetings, waivers of notice for stockholder, Board of Directors and committee meetings, and resignations of directors and officers, as and to the extent permitted by the DGCL;

•	Permit electronic accessibility of stockholder lists in connection with meetings of stockholders;

•
Remove the requirement to hold an annual Board of Directors meeting immediately before or after the annual meeting of stockholders to provide our Board of Directors with increased flexibility to schedule meetings;

•
Clarify that the advance notice provisions of the bylaws (i) are the exclusive means for a stockholder to make nominations and submit business before an annual meeting of stockholders (other than matters properly included in the Company’s notice to stockholders of such meeting and proxy statement under Rule 14a-8 of the Exchange Act, and (ii) shall not be deemed to affect the right of stockholders to submit proposals pursuant to and in compliance with Rule 14a-8 of the Exchange Act;

•	Remove certain legacy provisions of the bylaws that are no longer applicable to the Company as a public company; and

•	Make certain other minor conforming or administrative changes intended to clarify, update and modernize our bylaws.
The foregoing description is qualified in its entirety by reference to the full text of the Company’s Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.4 to this quarterly report and incorporated herein by reference.
ITEM 6. EXHIBITS
The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.
INDEX TO EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 4, 2018	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer