Form 10-Q
period 2018-06-30
OMNICELL, Inc
filed 2018-08-03
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-33043
OMNICELL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3166458 (IRS Employer Identification No.)
590 East Middlefield Road
Mountain View, CA 94043
(Address of registrant’s principal executive offices, including zip code)

(650) 251-6100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2018, there were 39,269,970 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$46,168	$32,424
Accounts receivable and unbilled receivables, net of allowances of $5,341 and $5,738, respectively	174,570	190,046
Inventories, net	103,732	96,137
Prepaid expenses	18,266	20,392
Other current assets	16,122	13,273
Total current assets	358,858	352,272
Property and equipment, net	50,884	42,595
Long-term investment in sales-type leases, net	16,707	15,435
Goodwill	336,550	337,751
Intangible assets, net	155,750	168,107
Long-term deferred tax assets	9,451	9,454
Prepaid commissions	38,620	41,432
Other long-term assets	59,655	49,316
Total assets	$1,026,475	$1,016,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,261	$48,290
Accrued compensation	31,168	27,241
Accrued liabilities	31,721	35,693
Long-term debt, current portion, net	17,708	15,208
Deferred revenues, net	85,776	78,774
Total current liabilities	201,634	205,206
Long-term deferred revenues	8,957	10,623
Long-term deferred tax liabilities	34,788	41,446
Other long-term liabilities	11,394	9,829
Long-term debt, net	181,062	194,917
Total liabilities	437,835	462,021
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,346 and 47,577 shares issued; 39,204 and 38,432 shares outstanding, respectively	48	48
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	612,576	585,755
Retained earnings	169,033	159,725
Accumulated other comprehensive loss	(7,943)	(6,113)
Total stockholders’ equity	588,640	554,341
Total liabilities and stockholders’ equity	$1,026,475	$1,016,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Product revenues	$134,636	$130,205	$265,295	$228,996
Services and other revenues	54,037	50,837	105,997	100,599
Total revenues	188,673	181,042	371,292	329,595
Cost of revenues:
Cost of product revenues	75,076	81,738	150,493	145,326
Cost of services and other revenues	24,814	21,172	49,561	43,946
Total cost of revenues	99,890	102,910	200,054	189,272
Gross profit	88,783	78,132	171,238	140,323
Operating expenses:
Research and development	15,512	16,911	32,049	33,714
Selling, general, and administrative	65,937	61,922	131,222	123,862
Total operating expenses	81,449	78,833	163,271	157,576
Income (loss) from operations	7,334	(701)	7,967	(17,253)
Interest and other income (expense), net	(896)	196	(3,625)	(2,260)
Income (loss) before provision for income taxes	6,438	(505)	4,342	(19,513)
Provision for (benefit from) income taxes	(150)	(2,385)	(4,966)	(11,058)
Net income (loss)	$6,588	$1,880	$9,308	$(8,455)
Net income (loss) per share:
Basic	$0.17	$0.05	$0.24	$(0.23)
Diluted	$0.16	$0.05	$0.23	$(0.23)
Weighted-average shares outstanding:
Basic	38,970	37,250	38,804	37,046
Diluted	40,000	38,370	39,854	37,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$6,588	$1,880	$9,308	$(8,455)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gains (losses) on interest rate swap contracts	(90)	(153)	112	29
Foreign currency translation adjustments	(4,414)	1,076	(1,942)	1,999
Other comprehensive income (loss)	(4,504)	923	(1,830)	2,028
Comprehensive income (loss)	$2,084	$2,803	$7,478	$(6,427)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$9,308	$(8,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,829	25,942
Loss on disposal of fixed assets	—	79
Share-based compensation expense	13,766	11,056
Income tax benefits from employee stock plans	—	11
Deferred income taxes	(6,655)	(11,722)
Amortization of debt financing fees	1,145	795
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled receivables	15,476	(1,058)
Inventories	(9,789)	(12,226)
Prepaid expenses	2,126	128
Other current assets	(2,283)	202
Investment in sales-type leases	(1,838)	5,482
Prepaid commissions	2,812	1,554
Other long-term assets	(2,797)	(622)
Accounts payable	(12,229)	23,357
Accrued compensation	3,927	4,529
Accrued liabilities	(2,574)	2,165
Deferred revenues	5,336	(3,412)
Other long-term liabilities	167	1,119
Net cash provided by operating activities	40,727	38,924
Investing Activities
Purchases of intangible assets, intellectual property, and patents	—	(160)
Software development for external use	(13,091)	(6,748)
Purchases of property and equipment	(14,985)	(6,493)
Business acquisitions, net of cash acquired	—	(4,446)
Net cash used in investing activities	(28,076)	(17,847)
Financing Activities
Proceeds from debt	—	10,000
Repayment of debt and revolving credit facility	(12,500)	(70,500)
Proceeds from stock issuances under stock-based compensation plans	16,117	15,783
Employees’ taxes paid related to restricted stock units	(3,062)	(2,638)
Net cash provided by (used in) financing activities	555	(47,355)
Effect of exchange rate changes on cash and cash equivalents	538	(1,274)
Net increase (decrease) in cash and cash equivalents	13,744	(27,552)
Cash and cash equivalents at beginning of period	32,424	54,488
Cash and cash equivalents at end of period	$46,168	$26,936
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$892	$641
Inventory transferred to property and equipment	$2,194	$—
Effect of adoption of ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”	$—	$1,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products are automated medication, supply control systems and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2018 and December 31, 2017, and the results of its operations, comprehensive income (loss), and cash flows for the three and six months ended June 30, 2018 and June 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018, except as discussed in the section entitled “Revenue Recognition” below. The Company’s results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018, or for any future period.
Certain prior-year amounts have been adjusted to conform with the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), which became effective for the Company beginning on January 1, 2018. Refer to “Recently Adopted Authoritative Guidance” for the effects of adoption of ASC 606 and the section below for the updated revenue recognition policy.
Certain prior-year amounts have been reclassified to conform with current-period presentation. These reclassifications include (i) reclassification of revenues from services and other revenues to product revenues of $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively, related to software term-license sales, (ii) change in inventories presentation related to allocation of inventories obsolete reserve between finished goods, raw materials, and work in progress in the Notes to the Condensed Consolidated Financial Statements, and (iii) change in intangible assets presentation related to presenting foreign currency impact separately in the Notes to the Condensed Consolidated Financial Statements. These changes were not deemed material and were included to conform with current-period classification and presentation.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
The Company earns revenues from sales of its medication and medical and surgical supply automation systems, along with consumables and related services, which are sold in the healthcare industry, its principal market. The transaction price of each contract with a customer is allocated to the identified performance obligations based on the relative fair value of each obligation. The Company’s customer arrangements typically include one or more of the following performance obligations:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of its equipment.
Installation. Installation of equipment as integrated systems at customers’ sites.
Post-installation technical support. Phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available.

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
Entity can identify each party’s rights regarding the goods or services to be transferred. Contract terms are documented within the written agreements. Where a written contract does not exist, such as for consumable products, the rights of each party are understood as following the Company’s standard business process and terms.
The entity can identify the payment terms for the goods or services to be transferred. Payment terms are documented within the agreement and are generally net 30 days from shipment of tangible product or services performed. Where a written contract does not exist, the Company’s standard payment terms are net 30 day terms.
The contract has commercial substance (that is the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract.) The Company’s agreements are an exchange of cash for a combination of products and services which result in changes in the amount of the Company’s future cash flows.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues at June 30, 2018 and December 31, 2017 was $94.7 million and $89.4 million, respectively, of which $85.8 million and $78.8 million, respectively, are expected to be completed within one year. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The payment terms associated with the Company’s contracts vary, however, payment terms for product revenues are generally based on milestones tied to contract signing, shipment of products, and/or customer acceptance. Payment terms associated with the service portion of agreements are generally periodic and can be billed on a monthly, quarterly, or annual basis. In certain circumstances multiple years are billed at one time. The portion of these contract liabilities not expected to be recognized as revenue within twelve months of the balance sheet date are considered long term.
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
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 42% of the lease receivable balance, are retained in-house. Revenues from sales-type leases of $7.6 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively, and $17.4 million and $13.4 million for the six months ended June 30, 2018 and 2017, respectively, are included in product revenues in the Condensed Consolidated Statements of Operations. Interest income in these leases is recognized in product revenues using the effective interest method.
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.1 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.
Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for goods or services that the Company has transferred to a customer when that right is conditional and is not just subject to the passage of time. A receivable will be recorded on the balance sheet when the Company has unconditional rights to consideration. A contract liability is an obligation to transfer goods or services for which the Company has received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts, and current and non-current deferred revenue balances. The Company’s contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2018	December 31, 2017
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$6,031	$4,590
Long-term unbilled receivables - included in other long-term assets	12,150	9,475
Total contract assets	$18,181	$14,065

Short-term deferred revenues	$85,776	$78,774
Long-term deferred revenues	8,957	10,623
Total contract liabilities	$94,733	$89,397
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. Unbilled contract assets which were invoiced during the three and six months ended June 30, 2018 as a result of the right to invoice for the transaction consideration becoming unconditional were not material. The contract modifications entered into during the three and six months ended June 30, 2018 did not have a significant impact on the Company’s contract assets or deferred revenues. During the three and six months ended June 30, 2018, the Company recognized revenues of $21.4 million and $68.0 million, respectively, that was included in the corresponding deferred revenue balance as of December 31, 2017.
Contract Costs
The Company has determined that the incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are not commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract to a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense after two quarters, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $5.3 million and $4.6 million during the three months ended June 30, 2018 and 2017, respectively, and $10.9 million and $8.7 million during the six months ended June 30, 2018 and 2017, respectively. The portion of commission expenses paid as of the balance sheet date to be recognized in future periods is recorded in long term prepaid commissions expense on the Condensed Consolidated Balance Sheets. There was no impairment loss in relation to the costs capitalized during the three and six months ended June 30, 2018.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition; accounts receivable and notes receivable from investment in sales-type leases; inventory valuation; capitalized software development costs; valuation and impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combination; share-based compensation; and accounting for income taxes.

Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company’s segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management; finance and accounting; human resources; legal; training and development; and certain other administrative expenses. See Note 14, Segment and Geographical Information, for additional information on segment reporting.
Recently Adopted Authoritative Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, Revenue from Contracts with Customers, a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the standard using the full retrospective method effective beginning January 1, 2018.
Under the ASC 606 guidance, fees paid to GPOs are now presented as a reduction of product revenues, whereas these fees were considered a part of selling, general, and administrative costs under the previous guidance. The majority of the incremental costs incurred to obtain a contract, primarily commission expense, are recognized during the first year with the balance recognized ratably over a period of ten years. Additionally, revenue on term software licenses is recognized upon installation of the license rather than ratably over the life of the term license. Finally, the Company no longer defers the contingent revenue in transactions where the amount charged to the customer for a particular performance obligation is less than the allocation of standalone selling price.
Adoption of the standard related to revenue recognition impacted the Company’s reported results as follows:

	Three months ended June 30, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Revenues
Automation and Analytics	$148,427	$157	$148,584
Medication Adherence	32,458	—	32,458
Gross profit
Automation and Analytics	67,711	157	67,868
Medication Adherence	10,264	—	10,264
Selling, general, and administrative expenses	63,468	(1,546)	61,922
Provision for (benefit from) income taxes	(3,045)	660	(2,385)
Net income	$837	$1,043	$1,880
Net income per share	$0.02	$0.03	$0.05

	Six months ended June 30, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Revenues
Automation and Analytics	$272,598	$(1,844)	$270,754
Medication Adherence	58,841	—	58,841
Gross profit
Automation and Analytics	123,121	(1,844)	121,277
Medication Adherence	19,046	—	19,046
Selling, general, and administrative expenses	128,093	(4,231)	123,862
Provision for (benefit from) income taxes	(11,983)	925	(11,058)
Net income (loss)	$(9,917)	$1,462	$(8,455)
Net income (loss) per share	$(0.27)	$0.04	$(0.23)

	December 31, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Accounts receivable and unbilled receivables, net	$189,227	$819	$190,046
Prepaid expenses	36,060	(15,668)	20,392
Prepaid commissions	—	41,432	41,432
Other long-term assets	39,841	9,475	49,316
Deferred revenues, net	86,104	(7,330)	78,774
Long-term, deferred revenues	17,244	(6,621)	10,623
Long-term, deferred tax liabilities	28,579	12,867	41,446
Stockholders’ equity	517,199	37,142	554,341
Recently Issued Authoritative Guidance
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount and timing of cash flows from leases. This new guidance will be effective for the Company beginning January 1, 2019 using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. These amounts are commonly referred to as “stranded tax effects.” ASU 2018-02 will be effective for the Company beginning January 1, 2019. The Company does not expect application of this guidance to have a material effect on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of Dixie Drawl, LLC d/b/a InPharmics (“InPharmics”). InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million, and includes $0.5 million holdback for potential settlement of performance obligations. At June 30, 2018, this amount has been presented as a short-term liability.

The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was preliminarily allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill.
The results of the InPharmics’ operations have been included in the Company’s consolidated results of operations and are presented as part of the Automation and Analytics segment.
Note 3. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of shares outstanding during the period, less shares repurchased. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units computed using the treasury stock method. Any anti-dilutive weighted-average dilutive shares related to stock award plans are excluded from the computation of the diluted net income per share.
The basic and diluted net income (loss) per share calculation for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss)	$6,588	$1,880	$9,308	$(8,455)
Weighted-average shares outstanding — basic	38,970	37,250	38,804	37,046
Effect of dilutive securities from stock award plans	1,030	1,120	1,050	—
Weighted-average shares outstanding — diluted	$40,000	$38,370	39,854	37,046
Net income (loss) per share - basic	$0.17	$0.05	$0.24	$(0.23)
Net income (loss) per share - diluted	$0.16	$0.05	$0.23	$(0.23)

Anti-dilutive weighted-average shares related to stock award plans	1,264	2,121	1,249	4,039
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $46.2 million and $32.4 million as of June 30, 2018 and December 31, 2017, respectively, consisted of demand deposits only.
Interest Rate Swap Contracts
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company’s interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for the Company making fixed-rate payments over the life of the agreements. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective on June 30, 2016 and is maturing on April 30, 2019. The swap agreement requires the Company to pay a fixed rate of 0.8% and provides that the Company will receive a variable rate based on the one month LIBOR rate subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company will be net settled with the respective counterparty on the last business day of each month, commencing July 31, 2016.
The fair value of the interest rate swap agreements at June 30, 2018 and December 31, 2017 was $1.3 million and $1.4 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s interest rate swap contracts and foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,270	$—	$1,270
Total financial assets	$—	$1,270	$—	$1,270
There were no transfers between fair value measurement levels during the six months ended June 30, 2018 and 2017.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,378	$—	$1,378
Total financial assets	$—	$1,378	$—	$1,378
Net Investment in Sales-Type Leases. The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value, as the unearned interest income is immaterial.
Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2018 and December 31, 2017 are presented in the tables below:

	June 30, 2018	December 31, 2017
	(In thousands)
Inventories:
Raw materials	$32,046	$31,275
Work in process	13,028	8,718
Finished goods	58,658	56,144
Total inventories	$103,732	$96,137

Property and equipment:
Equipment	$75,205	$69,550
Furniture and fixtures	6,779	6,534
Leasehold improvements	15,598	10,976
Software	39,502	37,168
Construction in progress	12,493	9,813
Property and equipment, gross	149,577	134,041
Accumulated depreciation and amortization	(98,693)	(91,446)
Total property and equipment, net	$50,884	$42,595

	June 30, 2018	December 31, 2017
Other long term assets:
Capitalized software, net	$46,141	$38,599
Unbilled receivables	12,150	9,475
Other assets	1,364	1,242
Total other long term assets, net	$59,655	$49,316

Accrued liabilities:
Advance payments from customers	$7,140	$7,779
Rebates and lease buyouts	5,195	5,428
Group purchasing organization fees	3,677	3,449
Taxes payable	6,067	9,183
Other accrued liabilities	9,642	9,854
Total accrued liabilities	$31,721	$35,693
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018			2017
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(4,482)	$1,043	$(3,439)	$(9,841)	$1,427	$(8,414)
Other comprehensive income (loss) before reclassifications	(4,414)	195	(4,219)	1,076	(100)	976
Amounts reclassified from other comprehensive income (loss), net of tax	—	(285)	(285)	—	(53)	(53)
Net current-period other comprehensive income (loss), net of tax	(4,414)	(90)	(4,504)	1,076	(153)	923
Ending balance	$(8,896)	$953	$(7,943)	$(8,765)	$1,274	$(7,491)

	Six months ended June 30,
	2018			2017
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(6,954)	$841	$(6,113)	$(10,764)	$1,245	$(9,519)
Other comprehensive income (loss) before reclassifications	(1,942)	596	(1,346)	1,999	76	2,075
Amounts reclassified from other comprehensive income (loss), net of tax	—	(484)	(484)	—	(47)	(47)
Net current-period other comprehensive income (loss), net of tax	(1,942)	112	(1,830)	1,999	29	2,028
Ending balance	$(8,896)	$953	$(7,943)	$(8,765)	$1,274	$(7,491)

Note 6. Net Investment in Sales-Type Leases
On a recurring basis, the Company enters into sales-type lease transactions with the majority varying in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Net minimum lease payments to be received	$27,303	$25,899
Less: Unearned interest income portion	(2,141)	(1,695)
Net investment in sales-type leases	25,162	24,204
Less: Short-term portion(1)	(8,455)	(8,769)
Long-term net investment in sales-type leases	$16,707	$15,435
_________________________________________________

(1)	The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, the future minimum lease payments under sales-type leases were as follows:

June 30, 2018
(In thousands)
Remaining six months of 2018	$5,259
2019	7,635
2020	5,765
2021	3,944
2022	3,299
Thereafter	1,401
Total	$27,303
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2017	$220,851	$116,900	$337,751
Foreign currency exchange rate fluctuations	(881)	(320)	(1,201)
Net balance as of June 30, 2018	$219,970	$116,580	$336,550

Intangible Assets, Net
The carrying amounts of intangible assets as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(39,709)	$(1,034)	$94,491	1 - 30
Acquired technology	74,222	(25,152)	125	49,195	3 - 20
Backlog	21,350	(18,943)	—	2,407	1 - 4
Trade names	7,650	(4,025)	22	3,647	1 - 12
Patents	3,239	(1,434)	5	1,810	2 - 20
Non-compete agreements	1,900	(1,600)	—	300	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,495	$(90,863)	$(882)	$155,750

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(33,988)	$(787)	$100,459	1 - 30
Acquired technology	74,222	(21,345)	221	53,098	3 - 20
Backlog	21,350	(17,182)	—	4,168	1 - 4
Trade names	7,650	(3,688)	40	4,002	1 - 12
Patents	3,239	(1,369)	10	1,880	2 - 20
Non-compete agreements	1,900	(1,300)	—	600	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,495	$(78,872)	$(516)	$168,107
Amortization expense of intangible assets was $6.0 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense of intangible assets was $12.0 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2018
(In thousands)
Remaining six months of 2018	$11,479
2019	17,949
2020	16,746
2021	15,320
2022	13,968
Thereafter (excluding in-process technology)	76,388
Total	$151,850

Note 8. Debt
On January 5, 2016, the Company entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (the “Credit Agreement”). The Credit Agreement provides for (a) a five-year revolving credit facility of $200.0 million, which was subsequently increased pursuant to the amendment discussed below (the “Revolving Credit Facility”) and (b) a five-year $200.0 million term loan facility (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million. The Credit Agreement expires on January 5, 2021, upon which date all remaining outstanding borrowings are due and payable.
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
The Credit Agreement contains customary representations and warranties, and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement, and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender), are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement.
On April 11, 2017, the parties entered into the First Amendment to Credit Agreement and Collateral Agreement (the “Amended Credit Agreement”). Under this amendment, (i) the maximum capital expenditures limit in any fiscal year for property, plant, and equipment and software development increased from $35.0 million to $45.0 million, and (ii) the maximum limit for non-permitted investments increased from $10.0 million to $20.0 million.
On December 26, 2017, the parties entered into another amendment (the “Amendment”) to the Amended Credit Agreement. Pursuant to the Amendment, the Revolving Credit Facility provided for under the Amended Credit Agreement, was increased from $200.0 million to $315.0 million, and certain other modifications to the Amended Credit Agreement were made, including amendments to certain negative covenants.
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.9 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.8 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense related to fees and issuance cost was approximately $0.6 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.1 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. The Company was in compliance with all covenants as of June 30, 2018 and December 31, 2017.
During the six months ended June 30, 2018, the Company repaid $12.5 million under these Facilities.
The components of the Company’s debt obligations as of June 30, 2018 and December 31, 2017 were as follows:

	December 31, 2017	Borrowings	Repayment / Amortization	June 30, 2018
	(In thousands)
Term loan facility	$182,500	$—	$(7,500)	$175,000
Revolving credit facility	34,500	—	(5,000)	29,500
Total debt under the facilities	217,000	—	(12,500)	204,500
Less: Deferred issuance cost	(6,875)	—	1,145	(5,730)
Total debt, net of deferred issuance cost	$210,125	$—	$(11,355)	$198,770
Long term debt, current portion, net of deferred issuance cost	15,208			17,708
Long term debt, net of deferred issuance cost	$194,917			$181,062
As of June 30, 2018, the carrying amount of debt of $204.5 million approximates the comparable fair value of $207.4 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments and long-term credit ratings. There have been no significant changes in the assumptions used as of June 30, 2018 as compared to the period as of December 31, 2017.
Note 9. Deferred Revenues
Short-term deferred revenues of $85.8 million and $78.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $14.6 million and $16.9 million as of June 30, 2018 and December 31, 2017, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenues include deferred revenues from service contracts of $9.0 million and $10.6 million, as of June 30, 2018 and December 31, 2017, respectively.
Note 10. Commitments and Contingencies
Lease Commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At June 30, 2018, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining six months of 2018	$6,651
2019	13,264
2020	11,399
2021	10,465
2022	8,660
Thereafter	26,707
Total minimum future lease payments	$77,146

Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At June 30, 2018, the Company had non-cancelable purchase commitments of $56.2 million, which are expected to be paid within the next twelve months.

Legal Proceedings
The Company is currently involved in various legal proceedings. As required under ASC 450, Contingencies, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described below based on its belief that any potential loss, while reasonably possible, is not probable. Further, any possible range of loss in these matters cannot be reasonably estimated at this time. The Company believes that it has valid defenses with respect to legal proceedings pending against it. However, litigation is inherently unpredictable, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of this contingency or because of the diversion of management’s attention and the creation of significant expenses.
On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies, and corporate entities, including the Company and one of its subsidiaries, Aesynt Incorporated (“Aesynt”), in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al., Case No. CL18-152-1. The complaint seeks monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies, and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, detention, and training; and, as against the Company and Aesynt, claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt have not yet been served with the complaint. The Company intends to defend the lawsuit vigorously.
On June 6, 2018, a class-action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. Counsel for the proposed class filed a motion to certify the class; the court continued the motion and scheduled a status conference for October 4, 2018. The Company’s obligation to respond to the complaint has been held in abeyance until further determination by the court. The Company intends to defend the lawsuit vigorously.
Note 11. Income Taxes
On December 22, 2017, the Tax Act was signed into law, most provisions of which became effective starting in 2018, including the reduction of the statutory corporate income tax rate from 35% to 21%. As of June 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in the fourth quarter of 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. No adjustments to the provisional amounts recorded in the fourth quarter of 2017 were made during the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2018, the Company assessed the effect of certain international provisions of the Tax Act that became effective January 1, 2018, and determined that these provisions had an immaterial impact; therefore, the Company did not record any impact as a result of the assessment. The Company will continue to analyze the provision for income taxes under the Tax Act as future guidance is issued. Any revisions will be treated in accordance with the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118.
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 16.5% and 41.1% for the six months ended June 30, 2018 and 2017, respectively.
The 2018 annual effective tax rate differed from the statutory rate of 21% primarily due to the favorable impact of the research and development credits and foreign rate differential, which were partially offset by the unfavorable impact of state income taxes, non-deductible expenses, and non-deductible equity charges. The 2017 annual effective tax rate differed from the statutory rate of 35% primarily due to the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges, which were partially offset by the domestic production activities deduction and the research and development credits.
As of June 30, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $11.6 million and $10.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in operating expense. As of June 30, 2018 and December 31, 2017, the amount of accrued interest and penalties was $1.7 million and $1.4 million, respectively.

The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of June 30, 2018, the Company is no longer subject to U.S., state, and foreign examination for years before 2014, 2013, and 2014, respectively.
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
Stock-Based Plans
For a detailed explanation of the Company's stock plans and subsequent changes, please refer to Note 11, Employee Benefits and Share-Based Compensation, of the Company's annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Cost of product and service revenues	$1,177	$845	$2,196	$1,827
Research and development	1,437	810	2,671	1,707
Selling, general, and administrative	4,624	3,890	8,899	7,522
Total share-based compensation expense	$7,238	$5,545	$13,766	$11,056
Stock Options and ESPP Shares
The following assumptions were used to value share options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock option plans
Expected life, years	4.8	4.7	4.8	4.7
Expected volatility, %	30.6%	28.3%	31.4%	29.7%
Risk free interest rate, %	2.8%	1.8%	2.7%	1.8%
Estimated forfeiture rate, %	6.9%	7.7%	6.9%	7.7%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Employee stock purchase plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	27.7-33.8%	25.8-32.8%	27.7-33.8%	25.8-32.8%
Risk free interest rate, %	0.7-2.3%	0.5-1.3%	0.7-2.3%	0.5-1.3%
Dividend yield, %	—%	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock options
Outstanding at December 31, 2017	3,323	$32.72	7.6	$53,953
Granted	720	44.73
Exercised	(356)	24.15
Expired	(6)	21.92
Forfeited	(172)	38.13
Outstanding at June 30, 2018	3,509	$35.80	7.6	$58,487
Exercisable at June 30, 2018	1,338	$26.29	5.6	$35,014
Vested and expected to vest at June 30, 2018 and thereafter	3,303	$35.34	7.5	$56,583
The weighted-average fair value per share of options granted during the three months ended June 30, 2018 and 2017 was $14.43 and $11.31, respectively, and the weighted-average fair value per share of options granted during the six months ended June 30, 2018 and 2017 was $14.29 and $10.92, respectively. The intrinsic value of options exercised during the three months ended June 30, 2018 and 2017 was $6.5 million and $4.9 million, respectively, and the intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $8.5 million and $7.8 million, respectively.
As of June 30, 2018, total unrecognized compensation cost related to unvested stock options was $23.7 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the six months ending June 30, 2018 and 2017, employees purchased approximately 289,000 and 259,000 shares of common stock, respectively, under the ESPP at weighted average prices of $26.30 and $25.51, respectively. As of June 30, 2018, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $4.7 million and is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock Units and Restricted Stock Awards
Summaries of restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units (“RSUs”)
Outstanding at December 31, 2017	501	$38.90	1.5	$24,293
Granted	113	44.38
Vested	(104)	34.42
Forfeited	(44)	38.33
Outstanding and unvested at June 30, 2018	466	$41.28	1.5	$24,423
As of June 30, 2018, total unrecognized compensation expense related to RSUs was $16.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards (“RSAs”)
Outstanding at December 31, 2017	23	$41.07
Granted	21	46.60
Vested	(23)	41.07
Forfeited	—	—
Outstanding and unvested at June 30, 2018	21	$46.60
As of June 30, 2018, total unrecognized compensation cost related to RSAs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan during the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based restricted stock units (“PSUs”)
Outstanding at December 31, 2017	225	$31.18
Granted	110	38.03
Vested	(67)	30.46
Forfeited	(32)	34.47
Outstanding and unvested at June 30, 2018	236	$34.13
As of June 30, 2018, total unrecognized compensation cost related to PSUs was $4.3 million, which is expected to be recognized over the remaining weighted-average period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2018:

Number of Shares
(In thousands)
Share options outstanding	3,509
Non-vested restricted share awards	723
Shares authorized for future issuance	3,306
ESPP shares available for future issuance	2,077
Total shares reserved for future issuance	9,615
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of June 30, 2018, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.

During the three and six months ended June 30, 2018 and 2017, the Company did not repurchase any of its outstanding common stock.
Note 13. Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
During the three and six months ended June 30, 2018, the Company did not sell any of its common stock under the Distribution Agreement. As of June 30, 2018, the Company had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
Note 14. Segment and Geographical Information
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company’s segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The two operating segments, which are the same as the Company’s two reportable segments, are as follows:

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling, and servicing of medication and supply dispensing systems; pharmacy inventory management systems; and related software. The Automation and Analytics products are designed to enable the Company’s customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care, and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, the Company’s systems can be tailored to specific customer needs. The financial results of InPharmics acquired in the second quarter of 2017 are included in the Automation and Analytics segment.

•
Medication Adherence. The Medication Adherence segment includes solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software-based systems and medication adherence packaging. Software solutions primarily operate on the Patient Management Access Portal (“PMAP”), a subscription-based software system which provides an environment for patient engagement by clinicians. Services running on PMAP include Time My Meds® medication synchronization, immunization management, and a number of tools used by clinicians to manage patient engagement workflows. Medication Adherence packaging is designed either for patient use in care environments where there is a caregiver present or for environments where the patient cares for him or herself and includes the manufacturing and selling of consumable medication blister cards, packaging equipment, and ancillary products and services.

The following tables summarize the financial performance of the Company’s reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended June 30,
	2018			2017
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues:
Product revenues	$110,262	$24,374	$134,636	$103,557	$26,648	$130,205
Services and other revenues	48,103	5,934	54,037	45,027	5,810	50,837
Total revenues	158,365	30,308	188,673	148,584	32,458	181,042
Cost of revenues:
Cost of product revenues	57,045	18,031	75,076	62,185	19,553	81,738
Cost of services and other revenues	21,641	3,173	24,814	18,531	2,641	21,172
Total cost of revenues	78,686	21,204	99,890	80,716	22,194	102,910
Gross profit	79,679	9,104	88,783	67,868	10,264	78,132
Operating expenses	48,167	10,296	58,463	47,508	10,099	57,607
Income from operations	$31,512	$(1,192)	$30,320	$20,360	$165	$20,525
Corporate costs			22,986			21,226
Income from operations			$7,334			$(701)

	Six months ended June 30,
	2018			2017
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues:
Product revenues	$215,193	$50,102	$265,295	$182,095	$46,901	$228,996
Services and other revenues	94,578	11,419	105,997	88,659	11,940	100,599
Total revenues	309,771	61,521	371,292	270,754	58,841	329,595
Cost of revenues:
Cost of product revenues	113,548	36,945	150,493	111,164	34,162	145,326
Cost of services and other revenues	43,380	6,181	49,561	38,313	5,633	43,946
Total cost of revenues	156,928	43,126	200,054	149,477	39,795	189,272
Gross profit	152,843	18,395	171,238	121,277	19,046	140,323
Operating expenses	96,558	20,495	117,053	95,570	21,295	116,865
Income (loss) from segment operations	$56,285	$(2,100)	$54,185	$25,707	$(2,249)	$23,458
Corporate costs			46,218			40,711
Income (loss) from operations			$7,967			$(17,253)
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2018 and 2017. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2018 and December 31, 2017.

Geographical Information
Revenues

	Three months ended June 30,
	2018	2017
	(In thousands)
United States	$163,645	$153,442
Rest of world (1)	25,028	27,600
Total revenues	$188,673	$181,042

	Six months ended June 30,
	2018	2017
	(In thousands)
United States	$321,847	$283,721
Rest of world (1)	49,445	45,874
Total revenues	$371,292	$329,595
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and Equipment, Net

	June 30, 2018	December 31, 2017
	(In thousands)
United States	$43,490	$34,899
Rest of world (1)	7,394	7,696
Total property and equipment, net	$50,884	$42,595
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 15. Restructuring Expenses
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the six months ended June 30, 2018, the Company accrued $3.0 million of employee severance cost and related expenses, and paid out $1.9 million. The remaining, unpaid balance of $1.1 million of accrued employee severance cost and related expenses as of June 30, 2018 is presented as a component of accrued compensation liabilities in the Condensed Consolidated Balance Sheets, and is expected to be paid during the third quarter of fiscal year 2018.
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan was completed in fiscal year 2017. During the six months ended June 30, 2017, the Company accrued $3.8 million of employee severance cost and related expenses, and paid out $3.1 million. The remaining, unpaid balance of $0.7 million accrued severance cost and related expenses as of June 30, 2017 is presented as a component of accrued compensation in the Condensed Consolidated Balance Sheets. There were $0.6 million of facility-related costs incurred during the six months ended June 30, 2017, of which $0.1 million was paid out. The remaining unpaid balance of $0.5 million accrued facilities-related expenses as of June 30, 2017 is presented as a component of accrued liabilities in the Condensed Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

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

•	our ability to deliver on our goals of advancing our platform with new product introductions annually and producing solutions that support fully digitized and automated central pharmacy operations;

•
our belief that continued investment in our key business strategies will continue to generate our revenues and earnings growth, as well as our expectations about the trends and other factors we believe will be critical to the success of our strategies;

•	the bookings, revenue, and margin opportunity presented by new products, emerging markets, and international markets;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expected future uses of cash and the sufficiency of our sources of funding;

•	the expected impacts of new accounting standards or changes to existing accounting standards;

•	the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements.
Such risks and uncertainties include those described throughout this quarterly report, particularly in Part II - Item 1A. “Risk Factors” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. All references in this report to “Omnicell,” “our,” “us,” “we,” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.” refers only to Omnicell, Inc., excluding its subsidiaries. The forward-looking statements in this quarterly report represent our estimates and assumptions only as of the date of this quarterly report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.

We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, SureMed®, Ateb®, Time My Meds®, Aesynt®, AcuDose-Rx®, Connect-Rx®, MACH4®, Anesthesia Workstation™, and Performance Center™. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.
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
Operating Segments
We manage our business as two operating segments, Automation and Analytics and Medication Adherence:

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling, and servicing of medication and supply dispensing systems; pharmacy inventory management systems; and related software. Our Automation and Analytics products are designed to enable our customers to enhance and improve the effectiveness of the medication-use process, the efficiency of the medical-surgical supply chain, overall patient care, and clinical and financial outcomes of medical facilities. Through modular configuration and upgrades, our systems can be tailored to specific customer needs.

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing, and selling of solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software-based systems, medication adherence packaging, packaging equipment, and ancillary products and services. These products are used to manage medication administration outside of the hospital setting and include medication adherence products sold under the brand names MTS, SureMed, Ateb, and Omnicell.

For further description of our operating segments, please refer to Note 14, Segment and Geographical Information, of the Notes to the Condensed Consolidated Financial Statements in this quarterly report.
We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 87% and 85% of our total revenues for the three months ended June 30, 2018 and 2017, respectively, and 87% and 86% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
Strategy
The healthcare market is experiencing a period of substantive change. The adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have invested, and intend to continue to invest, in the strategies which we believe have generated, and will continue to generate, our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

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

Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, in December 2016 we announced the XT Series, our new generation of medication and supply automation that is fully integrated on our Unity enterprise platform. The XT Series includes automated medication and supply dispensing cabinets, the Anesthesia Workstation™, and Controlled Substance Manager. The XT Automated Medication Cabinets have been integrated with Connect-Rx® from Aesynt, so customers in the United States and Canada who use AcuDose-Rx® cabinets can take advantage of the new hardware without changing their software or server infrastructure. As part of this product introduction, we developed a new hardware and electronics architecture for the XT Series. The new design enables more medications to be stocked within the same footprint-the XT cabinets offer up to 50% more capacity compared with similar units on the market. In November 2017, we introduced our new IVX Workflow Solution. This new solution powered by IVX Cloud services helps enable pharmacies to safely and efficiently compound and prepare IV treatments. In December 2017, we announced our XR2 Central Pharmacy Automated System, allowing customers to more fully automate their central pharmacies.
Consistent with our strategy to enter new markets, we have made investments in our selling, general, and administrative expenses to expand our sales team and market to new customers. Our international efforts have focused primarily on two markets: Western Europe, where we sell solutions through a direct sales team in the United Kingdom, France, and Germany and through resellers in other markets; and in the Middle Eastern countries of the Arabian Peninsula. We have also expanded our sales efforts to medication adherence customers in the United States, which has allowed us to sell our automated dispensing solutions and other products to this market.
Expansion of our solutions through acquisitions and partnerships include our acquisition of Aesynt in January 2016, our acquisition of Ateb in December 2016, and most recently, our acquisition of InPharmics in April 2017. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage, and dispensing carts and cabinets, as well as I.V. sterile preparation robotics and software, including software related to medication management. Ateb is a provider of pharmacy-based patient care solutions and medication synchronization to independent and chain retail pharmacies. InPharmics is a provider of advanced pharmacy informatics solutions to hospital pharmacies. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems. We believe that enhanced interoperability will help reduce implementation costs, time, and maintenance for shared clients, while providing new clinical workflows designed to enhance efficiency and patient safety.
We believe that the success of our three-leg strategy of differentiated products, expansion into new markets, and acquisition and partnership in future periods, will be based on, among other factors:

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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced generally by a non-cancellable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and, other than subscription-based sales, generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.

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
The growth in Medication Adherence revenues was primarily driven by further market penetration and adoption of our automated and semi-automated packaging equipment within the United States and Europe, Middle East and Africa (“EMEA”), as well as modest price increases across the product lines.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving healthcare with solutions that help change the practices in ways that improve patient and provider outcomes. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue.
In fiscal year 2017, we created Centers of Excellence (“COE”) for product development, engineering, and manufacturing, with the Point of Use COE located at our facilities in California; the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania; and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce in the first half of 2017 by approximately 100 full-time employees, or about 4% of the total headcount, and closed our Nashville, Tennessee and Slovenia facilities.
Our full-time headcount was approximately 2,420 and 2,350 on June 30, 2018 on December 31, 2017, respectively.
2017 Acquisitions
On April 12, 2017, we completed the acquisition of InPharmics, a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The purchase price consideration was $5.0 million, net of cash acquired of $0.3 million. The results of InPharmics' operations have been included in our consolidated results of operations beginning April 13, 2017, and are presented as part of the Automation and Analytics segment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Allowance for doubtful accounts and notes receivable from investment in sales-type leases;

•	Inventory;

•	Software development costs;

•	Business combinations;

•	Valuation and impairment of goodwill, intangible assets, and other long-lived assets;

•	Share-based compensation; and

•	Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on

Form 10-K for the year ended December 31, 2017, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1 to the Condensed Consolidated Financial Statements in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Product revenues	$134,636	$130,205	$4,431	3%
Percentage of total revenues	71%	72%
Services and other revenues	54,037	50,837	3,200	6%
Percentage of total revenues	29%	28%
Total revenues	$188,673	$181,042	$7,631	4%
Product revenues represented 71% and 72% of total revenues for the three months ended June 30, 2018 and 2017, respectively. Product revenues increased by $4.4 million due to increased sales for the Automation and Analytics segment of $6.7 million, offset by decreased sales for the Medication Adherence segment of $2.3 million. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products of $9.0 million as the sales for the three months ended June 30, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016, and an increase in sales from Performance Center of $1.0 million. The increase in revenues was offset by a decrease in sales from IV solutions due to the timing of installations. The decrease in the Medication Adherence segment was primarily attributed to lower installations of OnDemand® machines compared to the three months ended June 30, 2017 due to the timing of completed installations.
Services and other revenues represented 29% and 28% of total revenues for the three months ended June 30, 2018 and 2017, respectively. Services and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Services and other revenues increased by $3.2 million primarily due to an increase from our Automation and Analytics segment of $3.1 million attributed to an increase in our installed customer base.
Our international sales represented 13% and 15% of total revenues for the three months ended June 30, 2018 and 2017, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Product revenues	$265,295	$228,996	$36,299	16%
Percentage of total revenues	71%	69%
Services and other revenues	105,997	100,599	5,398	5%
Percentage of total revenues	29%	31%
Total revenues	$371,292	$329,595	$41,697	13%
Product revenues represented 71% and 69% of total revenues for the six months ended June 30, 2018 and 2017, respectively. Product revenues increased by $36.3 million due to increased sales for the Automation and Analytics segment of $33.1 million and increased sales for the Medication Adherence segment of $3.2 million. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products as the sales for the six months ended June 30,

2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016. The increase in the Medication Adherence segment was primarily attributed to higher completed installations of our VBM products compared to the six months ended June 30, 2017.
Services and other revenues represented 29% and 31% of total revenues for the six months ended June 30, 2018 and 2017, respectively. Services and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Services and other revenues increased by $5.4 million primarily due to an increase from our Automation and Analytics segment of $5.9 million attributed to an increase in our installed customer base.
Our international sales represented 13% and 14% of total revenues for the six months ended June 30, 2018 and 2017, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
Our ability to continue to grow revenues is dependent on our ability to continue to obtain orders from customers, our ability to produce quality products and consumables to fulfill customer demand, the volume of installations we are able to complete, our ability to meet customer needs by providing a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis. The timing of our product revenues for equipment is primarily dependent on when our customers’ schedules allow for installations.
Financial Information by Segment
Revenues

	Three months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Automation and Analytics	$158,365	$148,584	$9,781	7%
Percentage of total revenues	84%	82%
Medication Adherence	30,308	32,458	(2,150)	(7)%
Percentage of total revenues	16%	18%
Total revenues	$188,673	$181,042	$7,631	4%
The $9.8 million increase in Automation and Analytics revenues for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017 was due to an increase in product revenues of $6.7 million and an increase in services and other revenues of $3.1 million. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products of $9.0 million as the sales for the three months ended June 30, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016, and an increase in sales from Performance Center of $1.0 million. The increase in revenues was offset by a decrease in sales from IV solutions due to the timing of installations. The increase in services and other revenues of $3.1 million was primarily attributed to an increase in our installed customer base.
Medication Adherence revenues decreased by $2.2 million for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017. The decrease in revenues was primarily due to a decrease in product revenues of $2.3 million. The decrease in product revenues of $2.3 million was primarily attributed to lower installations of OnDemand machines compared to the three months ended June 30, 2017 due to the timing of completed installations.
.

	Six months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Automation and Analytics	$309,771	$270,754	$39,017	14%
Percentage of total revenues	83%	82%
Medication Adherence	61,521	58,841	2,680	5%
Percentage of total revenues	17%	18%
Total revenues	$371,292	$329,595	$41,697	13%
The $39.0 million increase in Automation and Analytics revenues for the six months ended June 30, 2018 in comparison to the six months ended June 30, 2017 was due to an increase in product revenues of $33.1 million and an increase in services and other revenues of $5.9 million. The increase in product revenues in the Automation and Analytics segment was attributed to an increase in sales of XT series products as the sales for the three months ended March 31, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016. The increase in services and other revenues of $5.9 million was primarily attributed to an increase in our installed customer base.
Medication Adherence revenues increased by $2.7 million for the six months ended June 30, 2018 in comparison to the six months ended June 30, 2017. The increase in revenues was due to an increase in product revenues of $3.2 million, offset by a decrease in services and other revenues of $0.5 million. The increase in product revenues of $3.2 million was attributed primarily to higher completed installations of our VBM products during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
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

	Three months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Cost of revenues:
Automation and Analytics	$78,686	$80,716	$(2,030)	(3)%
As a percentage of related revenues	50%	54%
Medication Adherence	21,204	22,194	(990)	(4)%
As a percentage of related revenues	70%	68%
Total cost of revenues	$99,890	$102,910	$(3,020)	(3)%
As a percentage of total revenues	53%	57%

Gross profit:
Automation and Analytics	$79,679	$67,868	$11,811	17%
Automation and Analytics gross margin	50%	46%
Medication Adherence	9,104	10,264	(1,160)	(11)%
Medication Adherence gross margin	30%	32%
Total gross profit	$88,783	$78,132	$10,651	14%
Total gross margin	47%	43%

	Six months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Cost of revenues:
Automation and Analytics	$156,928	$149,477	$7,451	5%
As a percentage of related revenues	51%	55%
Medication Adherence	43,126	39,795	3,331	8%
As a percentage of related revenues	70%	68%
Total cost of revenues	$200,054	$189,272	$10,782	6%
As a percentage of total revenues	54%	57%

Gross profit:
Automation and Analytics	$152,843	$121,277	$31,566	26%
Automation and Analytics gross margin	49%	45%
Medication Adherence	18,395	19,046	(651)	(3)%
Medication Adherence gross margin	30%	32%
Total gross profit	$171,238	$140,323	$30,915	22%
Total gross margin	46%	43%
Cost of Revenues. Cost of revenues for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 decreased by $3.0 million, of which $2.0 million was attributed to the decrease in cost of revenues in our Automation and Analytics segment and $1.0 million was attributed to the decrease in cost of revenues in our Medication Adherence segment. The decrease in cost of revenues in the Automation and Analytics segment primarily related to costs incurred during the three months ended June 30, 2017 related to the XT series manufacturing ramp up, including costs relating to design refinement. The decrease in cost of revenues in the Medication Adherence segment was consistent with the decrease in revenues of $2.2 million in the Medication Adherence segment for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Cost of revenues for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 increased by $10.8 million, of which $7.5 million was attributed to the increase in cost of revenues in our Automation and Analytics segment and $3.3 million was attributed to the increase in cost of revenues in our Medication Adherence segment. The increase in cost of revenues in the Automation and Analytics segment was consistent with the increase in revenues of $39.0 million in the Automation and Analytics segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by the decrease in costs related to XT series manufacturing ramp up. The increase in cost of revenues in the Medication Adherence segment was consistent with the increase in revenues of $2.7 million in the Medication Adherence segment for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Overall changes to gross margin primarily relate to product mix from sales for the periods presented as well as lower costs associated with XT series manufacturing ramp up.

Operating Expenses and Interest and Other Income (Expense), Net

	Three months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$15,512	$16,911	$(1,399)	(8)%
As a percentage of total revenues	8%	9%
Selling, general, and administrative	65,937	61,922	4,015	6%
As a percentage of total revenues	35%	34%
Total operating expenses	$81,449	$78,833	$2,616	3%
As a percentage of total revenues	43%	44%

Income (loss) from operations:
Automation and Analytics	$31,512	$20,360	$11,152	55%
Automation and Analytics operating margin	20%	14%
Medication Adherence	(1,192)	165	(1,357)	(822)%
Medication Adherence operating margin	(4)%	1%
Corporate Expenses	22,986	21,226	1,760	8%
Total income (loss) from operations	$7,334	$(701)	$8,035	(1,146)%
Total operating margin	4%	—%

Interest and other income (expense), net	$(896)	$196	$(1,092)	(557)%
Research and Development. The $1.4 million decrease in research and development expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily driven by a decrease in research and development expenses of $1.7 million in our Automation and Analytics segment and a decrease in research and development expenses of $0.2 million in our Medication Adherence segment, offset by an increase of $0.5 million in corporate-related research and development expenses. The decrease in the Automation and Analytics segment was primarily attributed to several research and development projects reaching capitalization stage during the period ended June 30, 2018, resulting in lower research and development expenses. The increase in corporate-related expenses was primarily due to an increase in consulting fees related to a key engineering product management project.
Selling, General, and Administrative. The $4.0 million increase in selling, general, and administrative expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to the growth of operations and an increase in employee-related expenses due to the increase in headcount.
Interest and Other Income (Expense), Net. The $1.1 million increase in interest and other income (expense), net for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to an increase in expenses related to foreign currency fluctuations, interest, bank charges, and amortization of debt fees and issuance costs, partially offset by a contingent gain of $2.5 million recognized during the three months ended June 30, 2018 related to a settlement agreement associated with the Ateb acquisition.

	Six months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$32,049	$33,714	$(1,665)	(5)%
As a percentage of total revenues	9%	10%
Selling, general, and administrative	131,222	123,862	7,360	6%
As a percentage of total revenues	35%	38%
Total operating expenses	$163,271	$157,576	$5,695	4%
As a percentage of total revenues	44%	48%

Income (loss) from operations:
Automation and Analytics	$56,285	$25,707	$30,578	119%
Automation and Analytics operating margin	18%	9%
Medication Adherence	(2,100)	(2,249)	149	(7)%
Medication Adherence operating margin	(3)%	(4)%
Corporate Expenses	46,218	40,711	5,507	14%
Total income (loss) from operations	$7,967	$(17,253)	$25,220	(146)%
Total operating margin	2%	(5)%

Interest and other income (expense), net	$(3,625)	$(2,260)	$(1,365)	60%
Research and Development. The $1.7 million decrease in research and development expenses for the six months ended June 30, 2018 compared to six months ended June 30, 2017 was primarily driven by a decrease in research and development expenses of $2.8 million in our Automation and Analytics segment, offset by an increase in research and development expenses of $0.4 million in our Medication Adherence segment and an increase of $0.7 million in corporate-related research and development expenses. The decrease in the Automation and Analytics segment was primarily attributed to several research and development projects reaching capitalization stage during the period ended June 30, 2018, resulting in lower research and development expenses. The increase in corporate-related expenses was primarily due to an increase in consulting fees related to a key engineering product management project.
Selling, General, and Administrative. The $7.4 million increase in selling, general, and administrative expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the growth of operations and an increase in employee-related expenses due to the increase in headcount.
Interest and Other Income (Expense), Net. The $1.4 million increase in interest and other income (expense), net for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to an increase in expenses related to foreign currency fluctuations, interest, bank charges, and amortization of debt fees and issuance costs, partially offset by a contingent gain of $2.5 million recognized during the six months ended June 30, 2018 related to a settlement agreement associated with the Ateb acquisition.
Provision for (Benefit from) Income Taxes

	Three months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(150)	$(2,385)	$2,235	(94)%

	Six months ended June 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(4,966)	$(11,058)	$6,092	(55)%
Effective Tax Rate On Earnings. Our annual effective tax rate before discrete items was 16.5% and 41.1% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the estimated annual effective tax rate for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to U.S. tax reform legislation that reduced the statutory corporate income tax rate from 35% to 21%, an increase in research and development credits, and corporate jurisdictional restructuring.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $46.2 million at June 30, 2018 compared to $32.4 million at December 31, 2017. All of our cash and cash equivalents are invested in demand deposits.
Our cash position and working capital at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Cash	$46,168	$32,424
Working capital	$157,224	$147,066
Our ratio of current assets to current liabilities was 1.8:1 at June 30, 2018 and 1.7:1 at December 31, 2017.
Sources of Cash
Credit Agreement
On January 5, 2016, we entered into a $400.0 million secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million term loan facility (the “Term Loan Facility”), and prior to the amendment discussed below, a $200.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million.
On December 26, 2017 and April 11, 2017, we entered into amendments to the Credit Agreement. Under these amendments, the Revolving Credit Facility was increased from $200.0 million to $315.0 million and certain other modifications were made. Refer to Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including acquisitions.
As of June 30, 2018, the outstanding balance from the Facilities was $204.5 million and we were in compliance with all covenants.
Distribution Agreement
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. We intend to use the net proceeds from the sale, if any, of common stock in the offering for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital.

During the six months ended June 30, 2018, we did not sell any common stock under the Distribution Agreement. As of June 30, 2018, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of June 30, 2018, which may result in additional use of cash. See “Stock Repurchase Program” under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the six months ended June 30, 2018 and 2017.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six months ended
	June 30, 2018	June 30, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$40,727	$38,924
Investing activities	(28,076)	(17,847)
Financing activities	555	(47,355)
Effect of exchange rate changes on cash and cash equivalents	538	(1,274)
Net increase (decrease) in cash and cash equivalents	$13,744	$(27,552)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $40.7 million for the six months ended June 30, 2018, primarily as a result of net income of $9.3 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $24.8 million, share-based compensation expense of $13.8 million, deferred income taxes of $6.7 million, and $1.1 million of amortization of debt financing fees. The net cash outflow which contributed to changes in assets and liabilities included (i) a decrease in accounts payable of $12.2 million primarily due to the timing of payments, (ii) an increase in inventories of $9.8 million for inventory buildup in support of forecasted sales, (iii) an increase in other long-term assets of $2.8 million as a result of the increase in unbilled receivables (iv) a decrease in other accrued liabilities of $2.6 million, (v) an increase in other current assets of $2.3 million, and (vi) an increase in investments in sales-type leases of $1.8 million. These outflows were partially offset by a decrease in accounts receivable and unbilled receivables of $15.5 million due to an increase in collections and a decrease in billings, an increase in deferred revenues of $5.3 million due to the timing of orders and revenues being recognized for installed product, a decrease in prepaid commissions of $2.8 million, an increase in accrued compensation of $3.9 million, and a decrease in prepaid expenses of $2.1 million.
Net cash provided by operating activities was $38.9 million for the six months ended June 30, 2017, primarily as a result of the net loss of $8.5 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $25.9 million, deferred income taxes of $11.7 million, share-based compensation expense of $11.1 million, and $0.8 million of amortization of debt financing fees. The net cash inflow which contributed to changes in assets and liabilities included (i) an increase in accounts payable of $23.4 million primarily due to an increase in inventories and the timing of payments, (ii) an increase in accrued compensation of $4.5 million as a result of employee bonus accruals, (iii) an increase in accrued liabilities of $2.2 million, (iv) a decrease in prepaid commissions of $1.6 million, and (v) a decrease in investments in sales-type leases of $5.5 million. These inflows were partially offset by an increase in inventories of $12.2 million for inventory buildup in support of forecasted sales, particularly for the XT series, a decrease in deferred revenues of $3.4 million due to the timing of orders and revenues being recognized for installed product, and an increase in accounts receivable of $1.1 million due to the timing of collections.
Investing Activities
Net cash used in investing activities was $28.1 million for the six months ended June 30, 2018, which consisted of capital expenditures of $15.0 million for property and equipment, and $13.1 million for costs of software development.
Net cash used in investing activities was $17.8 million for the six months ended June 30, 2017, which consisted of $6.9 million for costs of software development mainly related to the Performance Center offering and purchase of intangibles, capital expenditures of $6.5 million for property and equipment, and $4.4 million attributable to the acquisition of InPharmics.
Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2018, primarily from $16.1 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $12.5 million of the revolving credit facilities and $3.1 million in employees’ taxes paid related to restricted stock unit vesting.
Net cash used in financing activities was $47.4 million for the six months ended June 30, 2017, primarily from the repayment of $70.5 million of the revolving credit facilities and $2.6 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $15.8 million in proceeds from employee stock option exercises and employee stock plan purchases, and $10.0 million in proceeds from term loan and revolving credit facilities.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2018 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2017.
Contractual obligations as of June 30, 2018 were as follows:

	Payments due by period
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	Thereafter
	(In thousands)
Operating leases (1)	$77,146	$6,651	$24,663	$19,125	$26,707
Purchase obligations (2)	56,246	48,447	4,268	3,531	—
Term loan facility (3)	175,000	10,000	47,500	117,500	—
Revolving credit facility (3)	29,500	—	—	29,500	—
Total (4) (5)	$337,892	$65,098	$76,431	$169,656	$26,707
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
We have recorded $7.4 million for uncertain tax positions under long-term liabilities as of June 30, 2018 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $7.4 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2018, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2018, we had total debt under the Credit Agreement of $204.5 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective beginning on June 30, 2016 and matures on April 30, 2019. At June 30, 2018, the total debt under the credit facility exposed to interest rate fluctuation risk was $104.5 million. An immediate increase of 1% in interest rate would result in $1.0 million of interest expense per year.
There have been no significant changes in our market risk exposures during the six months ended June 30, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in this report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2018.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2017, if any.
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
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our M5000, VBM 200F packaging equipment for multimedication blister cards, XR2 Automated Central Pharmacy System, IVX semi-automated workflow solution, RDX Essential solution designed for the European retail pharmacy market, or product enhancements may not be accepted in new or existing markets. If we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis, we may be unable to achieve our goal of producing solutions that support fully digitized and automated central pharmacy operations, and our business will suffer.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb, and InPharmics, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in January 2016, we acquired Aesynt; in December 2016, we acquired Ateb; and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that our management will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential and completed acquisitions include, but are not limited to:

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
Successful integration of acquired operations, products and personnel into Omnicell may place a significant burden on the combined company’s management and internal resources. We may also experience difficulty in effectively integrating the different cultures and practices of any acquired entity. The challenges of integrating acquired entities could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, and operating results.
We may fail to realize the potential benefits of recently acquired businesses.
In 2016 we acquired Aesynt and Ateb, and in 2017 we acquired InPharmics, in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell, Aesynt, Ateb, and InPharmics. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

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
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. The loan balances at June 30, 2018 were $175.0 million of term loans and $29.5 million of revolving loans.

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
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all. In addition, as more fully described in the risk factor titled “Covenants in our Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected” below, the Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests.
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb, and InPharmics acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of June 30, 2018, we had recorded approximately $490.5 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
Unfavorable economic and market conditions, a decreased demand in the capital equipment market, and uncertainty regarding the rollout of government legislation in the healthcare industry could adversely affect our operating results.
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including any effects of fiscal budget balancing at the federal level, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.
Additionally, as the U.S. Federal Government implements healthcare reform legislation, and as Congress, regulatory agencies, and other state governing organizations continue to review and assess additional healthcare legislation and regulations, there may be an impact on our business. Healthcare facilities may decide to postpone or reduce spending until the implications of such healthcare enactments are more clearly understood, which may affect the demand for our products and harm our business.
The medication management and supply chain solutions market is highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company (through its acquisition of CareFusion Corporation); ARxIUM;

Cerner Corporation; Swisslog Healthcare as a division of KUKA (including through its acquisition of Talyst Systems, LLC); TouchPoint, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; MEPS Real-Time, Inc. (doing business as Intelliguard); Infor, Inc.; Baxter Healthcare Corporation; Goetech LLC (doing business as MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; and KLS Steuerungstechnik GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC (through its Dosis product line); RX Systems, Inc.; Amazon.com, Inc. (through its acquisition of PillPack, Inc.); Digital Pharmacist Inc.; VoicePort, LLC; and Synergy Medical Systems in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; Medicine-on-Time, LLC; Global Factories B.V.; and WebsterCare outside the United States.
The competitive challenges we face in the medication management and supply chain solutions market include, but are not limited to, the following:

•	certain competitors may offer or have the ability to offer a broader range of solutions in the marketplace that we are unable to match;

•	certain competitors may develop alternative solutions to the customer problems our products are designed to solve that may provide a better customer outcome or a lower cost of operation;

•	certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;

•	competitive pressures could result in increased price competition for our products and services, fewer customer orders, and reduced gross margins, any of which could harm our business;

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of CareFusion Corporation by Becton, Dickinson and Company, the acquisition of Talyst Systems, LLC by Swisslog Healthcare, and the acquisition of PillPack, Inc. by Amazon.com, Inc., thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

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

•	our competitors may develop, license or incorporate new or emerging technologies or devote greater resources to the development, promotion, and sale of their products and services than we do;

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
Our medication and supply dispensing systems represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities, and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. While a significant portion of domestic acute care facilities have adopted some level of medication and/or supply automation, a significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication and supply management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts, particularly when we are seeking to replace an incumbent supplier of medication and supply automation solutions and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication and supply dispensing systems and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates, and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs could decrease demand for our medication and supply dispensing systems and related services, and reduce our revenues.
Changing customer requirements could decrease the demand for our products and services, and our new product solutions may not achieve market acceptance.
The medication management and supply chain solutions market is characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. The medication management and supply chain solutions market could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex, and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, and bring such enhancements and products to market in a timely manner, demand for our products could decrease.
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our XR2 Automated Central Pharmacy System, IVX workflow and RDX Essential solutions, and we cannot guarantee that demand will meet our expectations. In addition, our XT Series, as well as our M5000 and VBM 200F automated pharmacy solutions for multi-medication blister card packaging, are relatively new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied, and we may be unable to generate future sales.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), the Budget Control Act of 2011, and other health reform legislation, or the repeal of all or a portion of any such legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
For example, some of the provisions of the PPACA have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year

2018 that delayed the implementation of certain fees mandated under the PPACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace other elements of the PPACA. Thus, the full impact of the PPACA, or any law replacing elements of it, on our business remains unclear. The implementation of cost containment measures or other healthcare reforms may have an effect on our revenues or profitability.
In addition, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such target customers, or could cause our existing customers or potential new customers to begin utilizing our competitors’ products if such customers are acquired by healthcare providers that prefer our competitors’ products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
When we experience delays in installations of our medication and supply dispensing systems or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations, and financial condition could be harmed.
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers’ decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication and supply dispensing systems and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation by our customers will also cause a delay in the recognition of the revenues for that system.
Demand for our consumable medication packages is time-sensitive and if we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality packaging products, they may use alternative means to distribute medications to their customers.
Approximately 11% of our revenues were generated from the sale of consumable medication packages, which are produced in our St. Petersburg, Florida facilities on a continuous basis and shipped to our institutional pharmacy and retail pharmacy customers shortly before they are required by these customers. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages and would reduce our revenue.
Many of our newer products include software as a service or solution as a service subscriptions. If customer adoption of these products is faster than anticipated, we may experience a temporary reduction of revenues. If these products are unable to meet customer needs, customers may cancel subscriptions.
We currently offer our IV Solutions products and our Central Pharmacy products together with operators as a monthly subscription. We also sell Performance Center, Electronic Medication Administration, and SupplyX as a subscription. IVX

Workflow contains a significant subscription element in its pricing structure. If adoption of IV solutions subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue.
Our international operations may subject us to additional risks that can adversely affect our operating results.*
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and Asia-Pacific regions, and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:

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

•
the requirement to comply with a variety of international laws and regulations, including privacy and security, labor, import, export, trade, environmental standards, product compliance, tax, anti-bribery, and employment laws;

•	changes in export or import regulations, tariff rates, economic sanctions or trade treaties, as well as possible trade wars and other trade barriers and uncertainties;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;

•
additional investment, coordination, and lead-time necessary to successfully interface our automation solutions with the existing information systems of our customers or potential customers outside of the United States; and

•	political unrest, terrorism, and the potential for other hostilities in areas in which we have facilities or operations.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of most of our current products are not regulated by the U.S. Food and Drug Administration (“FDA”), or the Drug Enforcement Administration (“DEA”). Through our acquisition of Aesynt, we have both a Class I and a Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations, and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations, and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods, and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations, and financial condition.

While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines, and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Among other things, this legislation required the Secretary of Health and Human Services to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by “covered entities,” which include pharmacies and other healthcare providers with which we do business.
The standards adopted to date include, among others, the “Standards for Privacy of Individually Identifiable Health Information,” which restrict the use and disclosure of personally identifiable health information by covered entities, and the “Security Standards,” which require covered entities to implement administrative, physical, and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a “business associate” in relation to many of our customers that are covered entities, and as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services, and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009, we are covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties, and other sanctions.
In addition, we cannot predict the potential impact of future HIPAA standards and other federal and state privacy and security laws that may be enacted at any time on our customers or on Omnicell. These laws could restrict the ability of our customers to obtain, use, or disseminate patient information, which could reduce the demand for our products or force us to redesign our products in order to meet regulatory requirements.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.*
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards.
Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as HIPAA, discussed above), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security. For example, The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018, becomes effective in January 2020 and imposes additional obligations on companies that process information on California residents.
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”), which recently became effective in May 2018, imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from E.U. residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions, and we cannot predict the impact of such potential, future, inconsistent interpretations.

Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation.
In the past, we have experienced substantial fluctuations in customer demand, and we cannot be sure that we will be able to respond proactively to future changes in customer demand.
Our ability to adjust to fluctuations in our revenues while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If our revenues increase or decrease rapidly, we may not be able to manage these changes effectively. Future growth is dependent on the continued demand for our products, the volume of installations we are able to complete, our ability to continue to meet our customers’ needs and provide a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis.
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
Covenants in our Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected.
The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations or other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans, investments, acquisitions (including acquisitions of exclusive licenses), and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.
The Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated total leverage ratio of 3.50:1 through the end of 2018, 3.25:1 through the end of the second quarter of 2019, and 3.00:1 thereafter (subject to certain exceptions) and (ii) to maintain a minimum fixed charge coverage ratio of 1.50:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the Credit Agreement could result in a default under the terms of the Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.

If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations, and financial condition could be harmed.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff. We believe that our future success will depend upon our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting, and other personnel can be intense, and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.
In addition, we have historically used stock options, restricted stock units, and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase that was approved at our 2018 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.
If we experience a significant disruption in our information technology systems, breaches of data security or cyber-attacks on our systems or solutions, our business could be adversely affected.*
We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. In addition, we also utilize third-party cloud services in connection with our operations. Our information technology systems and third party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, or environmental impact. If we were to experience a prolonged system disruption in our information technology systems or third party cloud services, it could negatively impact the coordination of our sales, planning, and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.
Our information technology systems and third party cloud services are potentially vulnerable to cyber-attacks or other data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue.
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Performance Center solution combines a cloud-based predictive intelligence platform with ongoing optimization services designed to improve medication management by proactively monitoring pharmacy activity and data captured by our solutions in real time. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, and as we receive, store, and process more of our customers’ data. We may use third-party cloud providers in connection with our cloud-based offerings or third party providers to host our own data, in which case we may have to rely on the processes, controls, and security such third parties have in place to protect the infrastructure. We also may acquire companies, products, services, and technologies and inherit such risks when we integrate these acquisitions within Omnicell.
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, and disaster recovery procedures, and have designed certain security features into our solutions, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects. Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures could require us to expend significant resources to remediate any damage, disrupt our operations or the operations of our customers, damage our reputation, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
If we are unable to successfully interface our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment, and coordination on the part of our customers, and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business. Also, these information systems are impacted by regulatory forces, such as the HITECH Act, Meaningful Use Stages, and HIPAA Omnibus Rules, and may evolve their interoperability functionality accordingly. We expect to comply with the mandatory standards and certifications that enable us to continuously interoperate with partner information systems, but such symbiotic evolution in a changing regulatory environment can at times create an execution risk.
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
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	our ability to continue cost reduction efforts;

•	the size, product mix, and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions;

•	our ability to implement development and manufacturing Centers of Excellence;

•	changes in pricing policies by us or our competitors;

•	the number, timing, and significance of product enhancements and new product announcements by us or our competitors;

•
the timing and significance of any acquisition or business development transactions that we may consider or negotiate and the revenues, costs, and earnings that may be associated with these transactions;

•	the relative proportions of revenues we derive from products and services;

•	fluctuations in the percentage of sales attributable to our international business;

•	our customers’ budget cycles;

•	changes in our operating expenses and our ability to stabilize expenses;

•	expenses incurred to remediate product quality, security, or safety issues;

•	our ability to generate cash from our accounts receivable on a timely basis;

•	the performance of our products;

•	changes in our business strategy;

•	macroeconomic and political conditions, including fluctuations in interest rates, tax increases, and availability of credit markets; and

•	volatility in our stock price and its effect on equity-based compensation expense.
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
A number of group purchasing organizations, including Intalere (f.k.a. Amerinet, Inc.), Vizient Inc, Premier Inc., HealthTrust Purchasing Group, The Resource Group, and Resource Optimization & Innovation, LLC have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense, and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2017, the three largest institutional pharmacies comprised 12% and 15% of our Medication Adherence segment revenues during the six months ended June 30, 2018 and 2017, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or if alternatives to blister cards were used for medication control, our revenues would decline.

We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we have entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could cause our stock price to decline.
Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission (“SEC”) require annual management assessments of the effectiveness of our internal control over financial reporting, and a report by our independent registered public accounting firm attesting to the effectiveness of internal control. If we fail to maintain effective internal control over financial reporting, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting.
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $39.75 and $53.75 per share during the six months ended June 30, 2018. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, on March 19, 2015, a putative class action lawsuit was filed against Omnicell and two of our executive officers in the U.S. District Court for the Northern District of California purporting to assert claims on behalf of a class of purchasers of Omnicell stock between May 2, 2014 and March 2, 2015. The complaint alleged that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by purportedly making false and misleading statements regarding the existence of a “side letter” arrangement and the adequacy of internal controls that allegedly resulted in false and misleading financial statements. The Company and the individual defendants were not served with the complaint, and on May 20, 2015, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $10.5 million as of June 30, 2018.
If we fail to manage our inventory properly, our revenue, gross margin, and profitability could suffer.
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
Intellectual property claims against us could harm our competitive position, results of operations, and financial condition.
We expect that developers of medication and supply dispensing systems and medication packaging systems, will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
Our software products are complex and may contain defects, which could harm our reputation, results of operations, and financial condition.
We market products that contain software and products that are software only. Although we perform extensive testing prior to releasing software products, these products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could require design modifications to previously shipped products or cause delays in the installation of our products and unfavorable publicity or negatively impact system shipments, any of which could harm our business, financial condition, and results of operations.
Product liability claims against us could harm our competitive position, results of operations, and financial condition.*
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report, on January 10, 2018, a lawsuit was filed against a number of parties, including the Company and one of its subsidiaries, in the Circuit Court for the City of Richmond, Virginia, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200F is manufactured by a third party and sold by us pursuant to a distribution and supplier agreement. If we lose access to third-party technologies, such as our ability to distribute the VBM 200F, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming, and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition, and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2015, we replaced legacy Enterprise Requirements Planning systems used in the acquired Surgichem business with systems currently in use in other parts of Omnicell. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt and Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board (“FASB”) for leases and other components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management’s time and attention, and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition, and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.5 million shares of our common stock, at a weighted-average exercise price of $35.80 per share as of June 30, 2018. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or harm our business, financial condition, and results of operations.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market”

offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of June 30, 2018, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell or distribute our products may be negatively impacted and could harm our business, financial condition, and results of operations.
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
For example, on December 22, 2017, the Tax Act was signed into law. The Tax Act, among other things, changed many aspects of U.S. corporate income taxation, and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system, imposition of a tax on deemed repatriated earnings of foreign subsidiaries, changes in the treatment of offshore earnings, limitation of the tax deduction for interest expense, revision of net operating loss carryforward and utilization rules, further deduction limits on executive compensation, and modifying, repealing, and creating many other business deductions and credits. While certain expected impacts of the Tax Act on our business are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 11, Income Taxes, of the Notes to the Condensed Consolidated Financial Statements, we continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. This quarterly report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.
Catastrophic events may disrupt our business and harm our operating results.
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida, in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s (the “UK”) withdrawal from the European Union (the “EU”). On March 29, 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit.” As a result, negotiations have commenced to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.

The conflict minerals provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could result in additional costs and liabilities.
In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC established disclosure and reporting requirements for those companies that use “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether or not these products are manufactured by third parties. These new requirements could affect the sourcing of materials used in our products as well as the companies we use to manufacture our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, we may take actions to change materials or designs to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add engineering and other costs to the manufacture of our products.
We expect to incur costs on an ongoing basis to comply with the requirements related to the discovery of the origin of the tantalum, tin, tungsten, and gold used in our products, including components we purchase from third parties, and to audit our conflict minerals disclosures. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the six months ended June 30, 2018, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*	2018 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	6/6/2018

10.2*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	333-225179	99.1	5/24/2018

10.3*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	S-8	333-225179	99.4	5/24/2018

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+(1)
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________________________________

+	Filed herewith.

*	Indicates a management contract, compensation plan, or arrangement.

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

OMNICELL, INC.
Date:	August 3, 2018	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer