Form 10-Q
period 2018-09-30
OMNICELL, Inc
filed 2018-11-02
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
              If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transitions period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2018, there were 39,626,231 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$44,174	$32,424
Accounts receivable and unbilled receivables, net of allowances of $3,508 and $5,738, respectively	206,225	190,046
Inventories	99,231	96,137
Prepaid expenses	19,618	20,392
Other current assets	9,871	13,273
Total current assets	379,119	352,272
Property and equipment, net	50,484	42,595
Long-term investment in sales-type leases, net	17,448	15,435
Goodwill	336,517	337,751
Intangible assets, net	149,968	168,107
Long-term deferred tax assets	9,450	9,454
Prepaid commissions	40,441	41,432
Other long-term assets	68,948	49,316
Total assets	$1,052,375	$1,016,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,367	$48,290
Accrued compensation	32,953	27,241
Accrued liabilities	35,777	35,693
Long-term debt, current portion, net	17,708	15,208
Deferred revenues, net	87,777	78,774
Total current liabilities	212,582	205,206
Long-term deferred revenues	10,634	10,623
Long-term deferred tax liabilities	32,593	41,446
Other long-term liabilities	10,192	9,829
Long-term debt, net	167,135	194,917
Total liabilities	433,136	462,021
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 48,760 and 47,577 shares issued; 39,615 and 38,432 shares outstanding, respectively	49	48
Treasury stock at cost, 9,145 shares outstanding	(185,074)	(185,074)
Additional paid-in capital	630,687	585,755
Retained earnings	182,661	159,725
Accumulated other comprehensive loss	(9,084)	(6,113)
Total stockholders’ equity	619,239	554,341
Total liabilities and stockholders’ equity	$1,052,375	$1,016,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Revenues:
Product revenues	$149,709	$136,838	$415,004	$365,834
Services and other revenues	54,558	49,910	160,555	150,509
Total revenues	204,267	186,748	575,559	516,343
Cost of revenues:
Cost of product revenues	79,149	79,725	229,642	225,051
Cost of services and other revenues	26,209	22,204	75,770	66,150
Total cost of revenues	105,358	101,929	305,412	291,201
Gross profit	98,909	84,819	270,147	225,142
Operating expenses:
Research and development	15,805	16,414	47,854	50,128
Selling, general, and administrative	65,609	56,208	196,831	180,070
Total operating expenses	81,414	72,622	244,685	230,198
Income (loss) from operations	17,495	12,197	25,462	(5,056)
Interest and other income (expense), net	(2,837)	(2,732)	(6,462)	(4,992)
Income (loss) before provision for income taxes	14,658	9,465	19,000	(10,048)
Provision for (benefit from) income taxes	1,030	1,717	(3,936)	(9,341)
Net income (loss)	$13,628	$7,748	$22,936	$(707)
Net income (loss) per share:
Basic	$0.35	$0.21	$0.59	$(0.02)
Diluted	$0.33	$0.20	$0.57	$(0.02)
Weighted-average shares outstanding:
Basic	39,432	37,698	39,015	37,266
Diluted	40,860	38,973	40,237	37,266
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$13,628	$7,748	$22,936	$(707)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized losses on interest rate swap contracts	(234)	(74)	(122)	(45)
Foreign currency translation adjustments	(907)	1,389	(2,849)	3,388
Other comprehensive income (loss)	(1,141)	1,315	(2,971)	3,343
Comprehensive income	$12,487	$9,063	$19,965	$2,636
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2018	2017
	(In thousands)
Operating Activities
Net income (loss)	$22,936	$(707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,490	38,542
Loss on disposal of fixed assets	136	128
Share-based compensation expense	20,851	16,315
Income tax benefits from employee stock plans	—	11
Deferred income taxes	(8,849)	(9,182)
Amortization of debt financing fees	1,718	1,192
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled receivables	(16,179)	(22,735)
Inventories	(5,288)	(22,942)
Prepaid expenses	774	(972)
Other current assets	3,120	(5,133)
Investment in sales-type leases	(1,732)	6,643
Prepaid commissions	991	217
Other long-term assets	(6,188)	(750)
Accounts payable	(8,439)	23,717
Accrued compensation	5,712	658
Accrued liabilities	1,482	4,021
Deferred revenues	9,014	(9,240)
Other long-term liabilities	(1,035)	865
Net cash provided by operating activities	56,514	20,648
Investing Activities
Purchases of intangible assets, intellectual property, and patents	—	(160)
Software development for external use	(22,213)	(10,121)
Purchases of property and equipment	(19,259)	(9,374)
Business acquisitions, net of cash acquired	—	(4,446)
Net cash used in investing activities	(41,472)	(24,101)
Financing Activities
Proceeds from debt	—	37,000
Repayment of debt and revolving credit facility	(27,000)	(100,000)
Payment for contingent consideration	—	(2,400)
Proceeds from stock issuances under stock-based compensation plans	27,729	26,468
Employees’ taxes paid related to restricted stock units	(3,648)	(3,133)
Net cash used in financing activities	(2,919)	(42,065)
Effect of exchange rate changes on cash and cash equivalents	(373)	(1,504)
Net increase (decrease) in cash and cash equivalents	11,750	(47,022)
Cash and cash equivalents at beginning of period	32,424	54,488
Cash and cash equivalents at end of period	$44,174	$7,466
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$388	$886
Inventory transferred to property and equipment	$2,194	$—
Effect of adoption of ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”	$—	$1,582

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2018 and December 31, 2017, the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and September 30, 2017, and cash flows for the nine months ended September 30, 2018 and September 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018, except as discussed in the section entitled “Revenue Recognition” below. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018, or for any future period.
Certain prior-year amounts have been adjusted to conform with the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”), which became effective for the Company beginning on January 1, 2018. Refer to “Recently Adopted Authoritative Guidance” for the effects of adoption of ASC 606 and the section below for the updated revenue recognition policy.
Certain prior-year amounts have been reclassified to conform with current-period presentation. These reclassifications include (i) reclassification of revenues from services and other revenues to product revenues of $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, related to software term-license sales, (ii) a change in inventories presentation related to allocation of inventories obsolete reserve between finished goods, raw materials, and work in progress in the Notes to the Condensed Consolidated Financial Statements, and (iii) a change in intangible assets presentation related to presenting foreign currency impact separately in the Notes to the Condensed Consolidated Financial Statements. In addition, $0.6 million was reclassified from services and other revenues to product revenues for the nine months ended September 30, 2018 in order to conform with the presentation for the three months ended September 30, 2018. These changes were not deemed material and were included to conform with current-period classification and presentation.
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
Software. Additional software applications that enable incremental functionality of the Company’s equipment.
Installation. Installation of equipment as integrated systems at customer sites.

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
The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, the Company’s products and services are not generally sold separately. The Company uses an expected cost plus a margin approach to identify the standalone selling price of goods where separate sales transactions do not exist. For software and services which do not have a specific identifiable product cost, the Company uses an amount discounted from the list price as a best estimated selling price.
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized.

Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues at September 30, 2018 and December 31, 2017 were $98.4 million and $89.4 million, respectively, of which $87.8 million and $78.8 million, respectively, are expected to be completed within one year. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
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
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 44% of the lease receivable balance, are retained in-house. Revenues from sales-type leases of $11.4 million and $5.9 million for the three months ended September 30, 2018 and 2017, respectively, and $28.8 million and $19.3 million for the nine months ended September 30, 2018 and 2017, respectively, are included in product revenues in the Condensed Consolidated Statements of Operations. Interest income in these leases is recognized in product revenues using the effective interest method.
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.2 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and $6.2 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively.
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

The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2018	December 31, 2017
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$9,475	$4,590
Long-term unbilled receivables - included in other long-term assets	15,573	9,475
Total contract assets	$25,048	$14,065

Short-term deferred revenues	$87,777	$78,774
Long-term deferred revenues	10,634	10,623
Total contract liabilities	$98,411	$89,397
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. Unbilled contract assets which were invoiced during the three and nine months ended September 30, 2018 as a result of the right to invoice for the transaction consideration becoming unconditional were not material. The contract modifications entered into during the three and nine months ended September 30, 2018 did not have a significant impact on the Company’s contract assets or deferred revenues. During the three and nine months ended September 30, 2018, the Company recognized revenues of $10.9 million and $78.9 million, respectively, that was included in the corresponding deferred revenue balance as of December 31, 2017.
Contract Costs
The Company has determined that the incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are not commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract to a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense after two quarters, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $5.3 million and $4.6 million during the three months ended September 30, 2018 and 2017, respectively, and $16.2 million and $13.3 million during the nine months ended September 30, 2018 and 2017, respectively. The portion of commission expenses paid as of the balance sheet date to be recognized in future periods is recorded in long term prepaid commissions on the Condensed Consolidated Balance Sheets. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the three and nine months ended September 30, 2018.
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
Adoption of the standard related to revenue recognition impacted the Company’s reported results as follows:

	Three months ended September 30, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Revenues
Automation and Analytics	$154,651	$(34)	$154,617
Medication Adherence	32,131	—	32,131
Gross profit
Automation and Analytics	74,911	(34)	74,877
Medication Adherence	9,942	—	9,942
Selling, general, and administrative expenses	58,725	(2,517)	56,208
Provision for income taxes	751	966	1,717
Net income	$6,231	$1,517	$7,748
Net income per share - basic	$0.17	$0.04	$0.21
Net income per share - diluted	$0.16	$0.04	$0.20

	Nine months ended September 30, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Revenues
Automation and Analytics	$427,249	$(1,878)	$425,371
Medication Adherence	90,972	—	90,972
Gross profit
Automation and Analytics	198,032	(1,878)	196,154
Medication Adherence	28,988	—	28,988
Selling, general, and administrative expenses	186,818	(6,748)	180,070
Provision for (benefit from) income taxes	(11,232)	1,891	(9,341)
Net income (loss)	$(3,686)	$2,979	$(707)
Net income (loss) per share - basic	$(0.10)	$0.08	$(0.02)
Net income (loss) per share - diluted	$(0.10)	$0.08	$(0.02)

	December 31, 2017
	As reported	Adjustment	As adjusted
	(In thousands)
Accounts receivable and unbilled receivables, net	$189,227	$819	$190,046
Prepaid expenses	36,060	(15,668)	20,392
Prepaid commissions	—	41,432	41,432
Other long-term assets	39,841	9,475	49,316
Deferred revenues, net	86,104	(7,330)	78,774
Long-term, deferred revenues	17,244	(6,621)	10,623
Long-term, deferred tax liabilities	28,579	12,867	41,446
Stockholders’ equity	517,199	37,142	554,341
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning January 1, 2020, with early adoption permitted. The Company early adopted this guidance effective beginning July 1, 2018. The application of this guidance did not have a material effect on the Company’s consolidated financial statements.
Recently Issued Authoritative Guidance
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount and timing of cash flows from leases. This new guidance will be effective for the Company beginning January 1, 2019. In July 2018, the FASB issued amendments in ASU No. 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company expects to elect this transition approach and recognize the cumulative impact of adoption in the opening balance of retained earnings as of January 1, 2019. The Company is in the process of completing a qualitative and quantitative assessment of the lease portfolio, implementing a new lease accounting system and implementing new processes and controls to account for leases in accordance with the new standard. The Company believes the most significant changes to the financial statements will relate to the recognition of right-of-use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The actual impact on the consolidated balance sheet will be contingent upon the Company's population of operating leases at adoption, however the Company does not expect the standard to have a material impact on cash flows or results of operations.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
Note 2. Business Acquisitions
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interests of Dixie Drawl, LLC d/b/a InPharmics (“InPharmics”). InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million, and includes $0.5 million holdback for potential settlement of performance obligations. At September 30, 2018, this amount has been presented as a short-term liability.
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
The basic and diluted net income (loss) per share calculation for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss)	$13,628	$7,748	$22,936	$(707)
Weighted-average shares outstanding — basic	39,432	37,698	39,015	37,266
Effect of dilutive securities from stock award plans	1,428	1,275	1,222	—
Weighted-average shares outstanding — diluted	$40,860	$38,973	40,237	37,266
Net income (loss) per share - basic	$0.35	$0.21	$0.59	$(0.02)
Net income (loss) per share - diluted	$0.33	$0.20	$0.57	$(0.02)

Anti-dilutive weighted-average shares related to stock award plans	673	1,383	1,176	3,757

Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $44.2 million and $32.4 million as of September 30, 2018 and December 31, 2017, respectively, consisted of demand deposits only.
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
The fair value of the interest rate swap agreements at September 30, 2018 and December 31, 2017 was $1.0 million and $1.4 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
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
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$957	$—	$957
Total financial assets	$—	$957	$—	$957
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

Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2018 and December 31, 2017 are presented in the tables below:

	September 30, 2018	December 31, 2017
	(In thousands)
Inventories:
Raw materials	$32,529	$31,275
Work in process	9,929	8,718
Finished goods	56,773	56,144
Total inventories	$99,231	$96,137

Property and equipment:
Equipment	$77,837	$69,550
Furniture and fixtures	7,961	6,534
Leasehold improvements	16,209	10,976
Software	39,611	37,168
Construction in progress	11,428	9,813
Property and equipment, gross	153,046	134,041
Accumulated depreciation and amortization	(102,562)	(91,446)
Total property and equipment, net	$50,484	$42,595

Other long term assets:
Capitalized software, net	$52,088	$38,599
Unbilled receivables	15,573	9,475
Other assets	1,287	1,242
Total other long term assets, net	$68,948	$49,316

Accrued liabilities:
Advance payments from customers	$4,850	$7,779
Rebates and lease buyouts	8,273	5,428
Group purchasing organization fees	4,023	3,449
Taxes payable	5,770	9,183
Other accrued liabilities	12,861	9,854
Total accrued liabilities	$35,777	$35,693
Depreciation expense of property and equipment was $3.7 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense of property and equipment was $11.0 million and $12.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018			2017
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(8,896)	$953	$(7,943)	$(8,765)	$1,274	$(7,491)
Other comprehensive income (loss) before reclassifications	(907)	90	(817)	1,389	35	1,424
Amounts reclassified from other comprehensive income (loss), net of tax	—	(324)	(324)	—	(109)	(109)
Net current-period other comprehensive income (loss), net of tax	(907)	(234)	(1,141)	1,389	(74)	1,315
Ending balance	$(9,803)	$719	$(9,084)	$(7,376)	$1,200	$(6,176)

	Nine months ended September 30,
	2018			2017
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(6,954)	$841	$(6,113)	$(10,764)	$1,245	$(9,519)
Other comprehensive income (loss) before reclassifications	(2,849)	686	(2,163)	3,388	111	3,499
Amounts reclassified from other comprehensive income (loss), net of tax	—	(808)	(808)	—	(156)	(156)
Net current-period other comprehensive income (loss), net of tax	(2,849)	(122)	(2,971)	3,388	(45)	3,343
Ending balance	$(9,803)	$719	$(9,084)	$(7,376)	$1,200	$(6,176)
Note 6. Net Investment in Sales-Type Leases
On a recurring basis, the Company enters into sales-type lease transactions with the majority varying in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Net minimum lease payments to be received	$28,306	$25,899
Less: Unearned interest income portion	(2,386)	(1,695)
Net investment in sales-type leases	25,920	24,204
Less: Short-term portion(1)	(8,472)	(8,769)
Long-term net investment in sales-type leases	$17,448	$15,435
_________________________________________________

(1)	The short-term portion of the net investments in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, the future minimum lease payments under sales-type leases were as follows:

September 30, 2018
(In thousands)
Remaining three months of 2018	$3,043
2019	8,328
2020	6,462
2021	4,613
2022	3,930
Thereafter	1,930
Total	$28,306
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2017	$220,851	$116,900	$337,751
Foreign currency exchange rate fluctuations	(882)	(352)	(1,234)
Net balance as of September 30, 2018	$219,969	$116,548	$336,517
Intangible Assets, Net
The carrying amounts of intangible assets as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(42,435)	$(1,003)	$91,796	1 - 30
Acquired technology	74,222	(27,011)	123	47,334	3 - 20
Backlog	21,350	(19,823)	—	1,527	1 - 4
Trade names	7,650	(4,193)	21	3,478	1 - 12
Patents	3,239	(1,461)	5	1,783	2 - 20
Non-compete agreements	1,900	(1,750)	—	150	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,495	$(96,673)	$(854)	$149,968

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(33,988)	$(787)	$100,459	1 - 30
Acquired technology	74,222	(21,345)	221	53,098	3 - 20
Backlog	21,350	(17,182)	—	4,168	1 - 4
Trade names	7,650	(3,688)	40	4,002	1 - 12
Patents	3,239	(1,369)	10	1,880	2 - 20
Non-compete agreements	1,900	(1,300)	—	600	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,495	$(78,872)	$(516)	$168,107
Amortization expense of intangible assets was $5.8 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense of intangible assets was $17.8 million and $19.4 million for the nine months ended September 30, 2018 and 2017, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2018
(In thousands)
Remaining three months of 2018	$5,685
2019	17,954
2020	16,754
2021	15,417
2022	14,069
Thereafter (excluding in-process technology)	76,189
Total	$146,068
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
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability in accordance with the accounting guidance. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.9 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $5.7 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to fees and issuance cost was approximately $0.6 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $1.7 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. The Company was in compliance with all covenants as of September 30, 2018 and December 31, 2017.
During the nine months ended September 30, 2018, the Company repaid $27.0 million under these Facilities.
The components of the Company’s debt obligations as of September 30, 2018 and December 31, 2017 were as follows:

	December 31, 2017	Borrowings	Repayment / Amortization	September 30, 2018
	(In thousands)
Term loan facility	$182,500	$—	$(12,500)	$170,000
Revolving credit facility	34,500	—	(14,500)	20,000
Total debt under the facilities	217,000	—	(27,000)	190,000
Less: Deferred issuance cost	(6,875)	—	1,718	(5,157)
Total debt, net of deferred issuance cost	$210,125	$—	$(25,282)	$184,843
Long term debt, current portion, net of deferred issuance cost	15,208			17,708
Long term debt, net of deferred issuance cost	$194,917			$167,135
As of September 30, 2018, the carrying amount of debt of $190.0 million approximates the comparable fair value of $192.6 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments and long-term credit ratings. There have been no significant changes in the assumptions used as of September 30, 2018 as compared to the period as of December 31, 2017.
Note 9. Deferred Revenues
Short-term deferred revenues of $87.8 million and $78.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $14.9 million and $16.9 million as of September 30, 2018 and December 31, 2017, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenues include deferred revenues from service contracts of $10.6 million as of both September 30, 2018 and December 31, 2017.
Note 10. Commitments and Contingencies
Lease Commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. At September 30, 2018, the minimum future payments on non-cancelable operating leases were as follows:

(In thousands)
Remaining three months of 2018	$3,392
2019	13,329
2020	11,416
2021	10,458
2022	8,655
Thereafter	26,634
Total minimum future lease payments	$73,884

Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. At September 30, 2018, the Company had non-cancelable purchase commitments of $75.9 million, which are expected to be paid within the next twelve months.
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
On June 6, 2018, a class-action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois,

Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint has been held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The court has scheduled a status conference in the case for February 20, 2019. The Company intends to defend the lawsuit vigorously.
A declaratory judgment action was filed against the Company, on August 30, 2018, in the United States District Court for the Northern District of California, captioned Zurich American Insurance Company; American Guarantee & Liability Company v. Omnicell, Inc. and Does 1-10, inclusive, Case No. 3:18-CV-05345. The complaint seeks a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the underlying litigation, the Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161 pending in the Circuit Court of Cook County, Illinois, Chancery Division (“Underlying Action”), disclosed above, together with claims for reimbursement and unjust enrichment relating to the defense of the Underlying Action in the form of attorneys’ fees and other related costs. The Company has not yet responded to the complaint. The Company filed a motion to stay proceedings in this litigation pending the outcome of the Underlying Action. The court has granted the Company’s motion to stay the requirement to respond to the complaint pending the resolution of the motion to stay the litigation. The Company intends to defend the lawsuit vigorously.
Note 11. Income Taxes
On December 22, 2017, the Tax Act was signed into law, most provisions of which became effective starting in 2018, including the reduction of the statutory corporate income tax rate from 35% to 21%. As of September 30, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act; however, in the fourth quarter of 2017, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. No adjustments to the provisional amounts recorded in the fourth quarter of 2017 were made during the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2018, the Company assessed the effect of certain international provisions of the Tax Act that became effective January 1, 2018, and determined that these provisions had an immaterial impact; therefore, the Company did not record any impact as a result of the assessment. The Company will continue to analyze the provision for income taxes under the Tax Act as future guidance is issued. Any revisions will be treated in accordance with the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118.
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 19.0% and 34.4% for the nine months ended September 30, 2018 and 2017, respectively.
The 2018 annual effective tax rate differed from the statutory rate of 21% primarily due to the favorable impact of the research and development credits and foreign rate differential, which were partially offset by the unfavorable impact of state income taxes, non-deductible expenses, and non-deductible equity charges. The 2017 annual effective tax rate differed from the statutory rate of 35% primarily due to the favorable impact of the research and development credits, which were partially offset by the unfavorable impact of state income taxes, foreign rate differential, and non-deductible equity charges.
As of September 30, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $10.2 million and $10.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record the interest and penalties in operating expense. As of September 30, 2018 and December 31, 2017, the amount of accrued interest and penalties was $1.8 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of September 30, 2018, the Company is no longer subject to U.S., state, and foreign examination for years before 2015, 2013, and 2014, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Cost of product and service revenues	$1,150	$882	$3,346	$2,727
Research and development	1,397	915	4,068	2,651
Selling, general, and administrative	4,538	3,462	13,437	10,937
Total share-based compensation expense	$7,085	$5,259	$20,851	$16,315
Stock Options and ESPP Shares
The following assumptions were used to value share options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock option plans
Expected life, years	4.8	4.7	4.8	4.7
Expected volatility, %	30.4%	28.1%	31.1%	29.2%
Risk free interest rate, %	2.8%	1.8%	2.7%	1.8%
Estimated forfeiture rate, %	6.9%	7.7%	6.9%	7.7%
Dividend yield, %	—%	—%	—%	—%

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Employee stock purchase plan
Expected life, years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Expected volatility, %	28.1-33.8%	26.7-32.1%	27.7-33.8%	25.8-32.8%
Risk free interest rate, %	0.8-2.7%	0.6-1.4%	0.7-2.7%	0.5-1.4%
Dividend yield, %	—%	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Stock options
Outstanding at December 31, 2017	3,323	$32.72	7.6	$53,953
Granted	937	47.36
Exercised	(584)	24.63
Expired	(12)	23.38
Forfeited	(228)	38.85
Outstanding at September 30, 2018	3,436	$37.71	7.7	$117,493
Exercisable at September 30, 2018	1,247	$27.44	5.7	$55,462
Vested and expected to vest at September 30, 2018 and thereafter	3,240	$37.24	7.6	$112,292
The weighted-average fair value per share of options granted during the three months ended September 30, 2018 and 2017 was $17.45 and $12.49, respectively, and the weighted-average fair value per share of options granted during the nine months ended September 30, 2018 and 2017 was $15.02 and $11.22, respectively. The intrinsic value of options exercised during the three months ended September 30, 2018 and 2017 was $8.2 million and $6.8 million, respectively, and the intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $16.7 million and $14.6 million, respectively.
As of September 30, 2018, total unrecognized compensation cost related to unvested stock options was $24.5 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the nine months ended September 30, 2018 and 2017, employees purchased approximately 452,038 and 465,696 shares of common stock, respectively, under the ESPP at weighted average prices of $29.69 and $25.78, respectively. As of September 30, 2018, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $5.6 million and is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units and Restricted Stock Awards
Summaries of restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units (“RSUs”)
Outstanding at December 31, 2017	501	$38.90	1.5	$24,293
Granted	138	46.04
Vested	(131)	34.34
Forfeited	(58)	38.55
Outstanding and unvested at September 30, 2018	450	$42.45	1.3	$32,339
As of September 30, 2018, total unrecognized compensation expense related to RSUs was $16.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards (“RSAs”)
Outstanding at December 31, 2017	23	$41.07
Granted	21	46.60
Vested	(23)	41.07
Forfeited	—	—
Outstanding and unvested at September 30, 2018	21	$46.60
As of September 30, 2018, total unrecognized compensation cost related to RSAs was $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan during the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Performance-based restricted stock units (“PSUs”)
Outstanding at December 31, 2017	225	$31.18
Granted	110	38.03
Vested	(67)	30.46
Forfeited	(32)	34.47
Outstanding and unvested at September 30, 2018	236	$34.13
As of September 30, 2018, total unrecognized compensation cost related to PSUs was $3.4 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2018:

Number of Shares
(In thousands)
Share options outstanding	3,436
Non-vested restricted share awards	707
Shares authorized for future issuance	3,118
ESPP shares available for future issuance	1,913
Total shares reserved for future issuance	9,174
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2018, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase program at any time.

During the three and nine months ended September 30, 2018 and 2017, the Company did not repurchase any of its outstanding common stock.
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
During the three and nine months ended September 30, 2018, the Company did not sell any of its common stock under the Distribution Agreement. As of September 30, 2018, the Company had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
Note 14. Segment and Geographical Information
The CODM is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company’s segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
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

•
Medication Adherence. The Medication Adherence segment includes solutions to assist patients to remain adherent to their medication regimens. These solutions are comprised of a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or the patient themselves, and include software-based systems and medication adherence packaging. Software solutions primarily operate on the Omnicell Patient Engagement platform, a subscription-based software system which provides an environment for patient engagement by clinicians. Services running on this platform include medication synchronization, immunization management, medication therapy management, and a number of tools used by clinicians to manage patient engagement workflows. Medication Adherence packaging is designed either for patient use in care environments where there is a caregiver present or for environments where the patient cares for him or herself and includes the manufacturing and selling of consumable medication blister cards, packaging equipment, and ancillary products and services.

The following tables summarize the financial performance of the Company’s reportable segments, including a reconciliation of income from segment operations to income from total operations:

	Three months ended September 30,
	2018			2017
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues:
Product revenues	$120,248	$29,461	$149,709	$110,368	$26,470	$136,838
Services and other revenues	48,055	6,503	54,558	44,249	5,661	49,910
Total revenues	168,303	35,964	204,267	154,617	32,131	186,748
Cost of revenues:
Cost of product revenues	54,958	24,191	79,149	59,811	19,914	79,725
Cost of services and other revenues	22,214	3,995	26,209	19,929	2,275	22,204
Total cost of revenues	77,172	28,186	105,358	79,740	22,189	101,929
Gross profit	91,131	7,778	98,909	74,877	9,942	84,819
Operating expenses	46,015	10,624	56,639	44,332	9,901	54,233
Income from operations	$45,116	$(2,846)	$42,270	$30,545	$41	$30,586
Corporate costs			24,775			18,389
Income from operations			$17,495			$12,197

	Nine months ended September 30,
	2018			2017
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Revenues:
Product revenues	$335,441	$79,563	$415,004	$292,463	$73,371	$365,834
Services and other revenues	142,633	17,922	160,555	132,908	17,601	150,509
Total revenues	478,074	97,485	575,559	425,371	90,972	516,343
Cost of revenues:
Cost of product revenues	168,506	61,136	229,642	170,974	54,077	225,051
Cost of services and other revenues	65,594	10,176	75,770	58,243	7,907	66,150
Total cost of revenues	234,100	71,312	305,412	229,217	61,984	291,201
Gross profit	243,974	26,173	270,147	196,154	28,988	225,142
Operating expenses	142,572	31,119	173,691	139,902	31,196	171,098
Income (loss) from segment operations	$101,402	$(4,946)	$96,456	$56,252	$(2,208)	$54,044
Corporate costs			70,994			59,100
Income (loss) from operations			$25,462			$(5,056)
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2018 and 2017. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2018 and December 31, 2017.

Geographical Information
Revenues

	Three months ended September 30,
	2018	2017
	(In thousands)
United States	$180,635	$164,156
Rest of world (1)	23,632	22,592
Total revenues	$204,267	$186,748

	Nine months ended September 30,
	2018	2017
	(In thousands)
United States	$502,481	$447,877
Rest of world (1)	73,078	68,466
Total revenues	$575,559	$516,343
_________________________________________________
(1)    No individual country represented more than 10% of the respective totals.
Property and Equipment, Net

	September 30, 2018	December 31, 2017
	(In thousands)
United States	$43,511	$34,899
Rest of world (1)	6,973	7,696
Total property and equipment, net	$50,484	$42,595
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.
Note 15. Restructuring Expenses
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the nine months ended September 30, 2018, the Company accrued and paid out $3.0 million of employee severance cost and related expenses.
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee and Slovenia facilities. The plan was completed in fiscal year 2017. During the nine months ended September 30, 2017, the Company accrued $3.8 million of employee severance cost and related expenses, and paid out $3.2 million. There were $0.6 million of facility-related costs incurred during the nine months ended September 30, 2017, of which $0.2 million was paid out.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our future pipeline and product bookings;

•	the extent and timing of future revenues, including the amounts of our current backlog;

•	the size or growth of our market or market share;

•	our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively;

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
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, SureMed®, Ateb®, Aesynt®, AcuDose-Rx®, Connect-Rx®, MACH4®, Anesthesia Workstation™, and Performance Center™. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.

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
We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 88% of our total revenues for both the three months ended September 30, 2018 and 2017, and 87% of our total revenues for both the nine months ended September 30, 2018 and 2017. We have not sold in the past, and have no future plans to sell our products, either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, and are subject to economic sanctions and export controls.
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
Our investments have been consistent with the strategies outlined above. To differentiate our solutions from others available in the market, in December 2016 we announced the XT Series, our new generation of medication and supply automation that is fully integrated on our Unity enterprise platform. The XT Series includes automated medication and supply dispensing cabinets, the Anesthesia Workstation™, and Controlled Substance Manager. The XT Automated Medication Cabinets have been integrated with Connect-Rx® from Aesynt, so customers in the United States and Canada who use AcuDose-Rx® cabinets can take advantage of the new hardware without changing their software or server infrastructure. As part of this product introduction, we developed a new hardware and electronics architecture for the XT Series. The new design enables more medications to be stocked within the same footprint, enabling the XT cabinets to offer up to 50% more capacity as compared with similar units on the market. In November 2017, we introduced our new IVX Workflow Solution. This new solution powered by IVX Cloud services helps enable pharmacies to safely and efficiently compound and prepare IV treatments. In December 2017, we announced our XR2 Central Pharmacy Automated System, allowing customers to more fully automate their central pharmacies.
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
Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of firm orders, as evidenced generally by a non-cancellable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.
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
Our full-time headcount was approximately 2,430 and 2,350 on September 30, 2018 and December 31, 2017, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2018 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1 to the Condensed Consolidated Financial Statements in this quarterly report.

Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Product revenues	$149,709	$136,838	$12,871	9%
Percentage of total revenues	73%	73%
Services and other revenues	54,558	49,910	4,648	9%
Percentage of total revenues	27%	27%
Total revenues	$204,267	$186,748	$17,519	9%
Product revenues represented 73% of total revenues for both the three months ended September 30, 2018 and 2017. Product revenues increased by $12.9 million due to increased sales for the Automation and Analytics segment of $9.9 million and increased sales for the Medication Adherence segment of $3.0 million. The increase in the Automation and Analytics segment was primarily attributed to an increase in sales of Performance Center, primarily due to a large installation during the three months ended September 30, 2018 and an increase in sales of other product mixes. The increase in the Medication Adherence segment was primarily attributed to growth of consumables and increase in core machine sales compared to the three months ended September 30, 2017.
Services and other revenues represented 27% of total revenues for both the three months ended September 30, 2018 and 2017. Services and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Services and other revenues increased by $4.6 million, primarily due to an increase from our Automation and Analytics segment of $3.8 million attributed to an increase in our installed customer base.
Our international sales represented 12% of total revenues for both the three months ended September 30, 2018 and 2017, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Product revenues	$415,004	$365,834	$49,170	13%
Percentage of total revenues	72%	71%
Services and other revenues	160,555	150,509	10,046	7%
Percentage of total revenues	28%	29%
Total revenues	$575,559	$516,343	$59,216	11%
Product revenues represented 72% and 71% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. Product revenues increased by $49.2 million due to increased sales for the Automation and Analytics segment of $43.0 million and increased sales for the Medication Adherence segment of $6.2 million. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products as the sales for the nine months ended September 30, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016, an increase in sales of Performance Center and an increase in sales of other product mixes. The increase in the Medication Adherence segment was primarily attributed to higher completed installations of our VBM products compared to the nine months ended September 30, 2017.

Services and other revenues represented 28% and 29% of total revenues for the nine months ended September 30, 2018 and 2017, respectively. Services and other revenues include revenues from service and maintenance contracts and rentals of automation systems. Services and other revenues increased by $10.0 million, primarily due to an increase from our Automation and Analytics segment of $9.7 million attributed to an increase in our installed customer base.
Our international sales represented 13% of total revenues for both the nine months ended September 30, 2018 and 2017, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
Financial Information by Segment
Revenues

	Three months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Automation and Analytics	$168,303	$154,617	$13,686	9%
Percentage of total revenues	82%	83%
Medication Adherence	35,964	32,131	3,833	12%
Percentage of total revenues	18%	17%
Total revenues	$204,267	$186,748	$17,519	9%
The $13.7 million increase in Automation and Analytics revenues for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017 was due to an increase in product revenues of $9.9 million and an increase in services and other revenues of $3.8 million. The increase in product revenues in the Automation and Analytics segment was primarily attributed to an increase in sales of Performance Center, primarily due to a large installation during the three months ended September 30, 2018 and an increase in sales of other product mixes. The increase in services and other revenues of $3.8 million was primarily attributed to an increase in our installed customer base.
Medication Adherence revenues increased by $3.8 million for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017. The increase in revenues was primarily due to an increase in product revenues of $3.0 million. This increase was primarily attributed to growth of consumables and increase in core machine sales compared to the three months ended September 30, 2017.
.

	Nine months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Revenues:
Automation and Analytics	$478,074	$425,371	$52,703	12%
Percentage of total revenues	83%	82%
Medication Adherence	97,485	90,972	6,513	7%
Percentage of total revenues	17%	18%
Total revenues	$575,559	$516,343	$59,216	11%

The $52.7 million increase in Automation and Analytics revenues for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017 was due to an increase in product revenues of $43.0 million and an increase in services and other revenues of $9.7 million. The increase in product revenues was attributed to an increase in sales of XT series products as the sales for the nine months ended September 30, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016, an increase in sales of Performance Center and an increase in sales of other product mixes. The increase in services and other revenues of $9.7 million was primarily attributed to an increase in our installed customer base.
Medication Adherence revenues increased by $6.5 million for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017. The increase in revenues was due to an increase in product revenues of $6.2 million. The increase in product revenues was primarily attributed to higher completed installations of our VBM products compared to the nine months ended September 30, 2017.
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs, which account for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory and amortization of software development costs and intangibles.

	Three months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Cost of revenues:
Automation and Analytics	$77,172	$79,740	$(2,568)	(3)%
As a percentage of related revenues	46%	52%
Medication Adherence	28,186	22,189	5,997	27%
As a percentage of related revenues	78%	69%
Total cost of revenues	$105,358	$101,929	$3,429	3%
As a percentage of total revenues	52%	55%

Gross profit:
Automation and Analytics	$91,131	$74,877	$16,254	22%
Automation and Analytics gross margin	54%	48%
Medication Adherence	7,778	9,942	(2,164)	(22)%
Medication Adherence gross margin	22%	31%
Total gross profit	$98,909	$84,819	$14,090	17%
Total gross margin	48%	45%

	Nine months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Cost of revenues:
Automation and Analytics	$234,100	$229,217	$4,883	2%
As a percentage of related revenues	49%	54%
Medication Adherence	71,312	61,984	9,328	15%
As a percentage of related revenues	73%	68%
Total cost of revenues	$305,412	$291,201	$14,211	5%
As a percentage of total revenues	53%	56%

Gross profit:
Automation and Analytics	$243,974	$196,154	$47,820	24%
Automation and Analytics gross margin	51%	46%
Medication Adherence	26,173	28,988	(2,815)	(10)%
Medication Adherence gross margin	27%	32%
Total gross profit	$270,147	$225,142	$45,005	20%
Total gross margin	47%	44%
Cost of Revenues. Cost of revenues for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 increased by $3.4 million, of which $6.0 million was attributed to the increase in cost of revenues in our Medication Adherence segment, offset by a decrease of $2.6 million attributed to the decrease in cost of revenues in our Automation and Analytics segment. The increase in cost of revenues in the Medication Adherence segment was primarily due to the increase in revenues of $3.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $2.1 million of excess and obsolete reserve for slower moving inventory. The decrease in cost of revenues in the Automation and Analytics segment primarily related to efficiencies, economies of scale and cost savings on our XT series of product as we are ramping up from the introduction in the fourth quarter of 2016 as well as increase in sales for Performance Center, which have higher gross margins.
Cost of revenues for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 increased by $14.2 million, of which $4.9 million was attributed to the increase in cost of revenues in our Automation and Analytics segment and $9.3 million was attributed to the increase in cost of revenues in our Medication Adherence segment. The increase in cost of revenues in the Automation and Analytics segment was due to the increase in revenues of $52.7 million in the Automation and Analytics segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by the efficiencies, economies of scale and cost savings on XT series of product as we are ramping up from the introduction in the fourth quarter of 2016 as well as increase in sales for Performance Center, which have higher gross margins. The increase in cost of revenues in the Medication Adherence segment was due to the increase in revenues of $6.5 million in the Medication Adherence segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and $2.1 million of excess and obsolete reserve for slower moving inventory.
Overall changes to gross margin primarily relate to product mix from sales for the periods presented, higher average selling prices as well as lower costs associated with the XT series manufacturing ramp up.

Operating Expenses and Interest and Other Income (Expense), Net

	Three months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$15,805	$16,414	$(609)	(4)%
As a percentage of total revenues	8%	9%
Selling, general, and administrative	65,609	56,208	9,401	17%
As a percentage of total revenues	32%	30%
Total operating expenses	$81,414	$72,622	$8,792	12%
As a percentage of total revenues	40%	39%

Income (loss) from operations:
Automation and Analytics	$45,116	$30,545	$14,571	48%
Automation and Analytics operating margin	27%	20%
Medication Adherence	(2,846)	41	(2,887)	(7,041)%
Medication Adherence operating margin	(8)%	—%
Corporate Expenses	24,775	18,389	6,386	35%
Total income from operations	$17,495	$12,197	$5,298	43%
Total operating margin	9%	7%

Interest and other income (expense), net	$(2,837)	$(2,732)	$(105)	4%
Research and Development. The $0.6 million decrease in research and development expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by a decrease in research and development expenses of $1.8 million in our Automation and Analytics segment, offset by an increase in research and development expenses of $0.3 million in our Medication Adherence segment, and an increase of $0.9 million in corporate-related research and development expenses. The decrease in the Automation and Analytics segment was primarily attributed to several research and development projects reaching capitalization stage during the period ended September 30, 2018, resulting in lower research and development expenses. The increase in corporate-related expenses was primarily due to an increase in consulting fees related to a key engineering product management project.
Selling, General, and Administrative. The $9.4 million increase in selling, general, and administrative expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to the growth of operations and an increase in employee-related expenses due to the increase in headcount.
Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended September 30, 2018 was consistent compared to the three months ended September 30, 2017.

	Nine months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$47,854	$50,128	$(2,274)	(5)%
As a percentage of total revenues	8%	10%
Selling, general, and administrative	196,831	180,070	16,761	9%
As a percentage of total revenues	34%	35%
Total operating expenses	$244,685	$230,198	$14,487	6%
As a percentage of total revenues	43%	45%

Income (loss) from operations:
Automation and Analytics	$101,402	$56,252	$45,150	80%
Automation and Analytics operating margin	21%	13%
Medication Adherence	(4,946)	(2,208)	(2,738)	124%
Medication Adherence operating margin	(5)%	(2)%
Corporate Expenses	70,994	59,100	11,894	20%
Total income (loss) from operations	$25,462	$(5,056)	$30,518	(604)%
Total operating margin	4%	(1)%

Interest and other income (expense), net	$(6,462)	$(4,992)	$(1,470)	29%
Research and Development. The $2.3 million decrease in research and development expenses for the nine months ended September 30, 2018 compared to nine months ended September 30, 2017 was primarily driven by a decrease in research and development expenses of $4.6 million in our Automation and Analytics segment, offset by an increase in research and development expenses of $0.7 million in our Medication Adherence segment and an increase of $1.6 million in corporate-related research and development expenses. The decrease in the Automation and Analytics segment was primarily attributed to several research and development projects reaching capitalization stage during the period ended September 30, 2018, resulting in lower research and development expenses. The increase in corporate-related expenses was primarily due to an increase in consulting fees related to a key engineering product management project.
Selling, General, and Administrative. The $16.8 million increase in selling, general, and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the growth of operations and an increase in employee-related expenses due to the increase in headcount.
Interest and Other Income (Expense), Net. The $1.5 million increase in interest and other income (expense), net for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was due to an increase in expenses related to foreign currency fluctuations, interest, bank charges, and amortization of debt fees and issuance costs, partially offset by a contingent gain of $2.5 million recognized during the nine months ended September 30, 2018 related to a settlement agreement associated with the Ateb acquisition.
Provision for (Benefit from) Income Taxes

	Three months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,030	$1,717	$(687)	(40)%

	Nine months ended September 30,
			Change in
	2018	2017	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(3,936)	$(9,341)	$5,405	(58)%
Effective Tax Rate On Earnings. Our annual effective tax rate before discrete items was 19.0% and 34.4% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the estimated annual effective tax rate for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to U.S. tax reform legislation that reduced the statutory corporate income tax rate from 35% to 21%, an increase in research and development credits, and corporate jurisdictional restructuring.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $44.2 million at September 30, 2018 compared to $32.4 million at December 31, 2017. All of our cash and cash equivalents are invested in demand deposits.
Our cash position and working capital at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Cash	$44,174	$32,424
Working capital	$166,537	$147,066
Our ratio of current assets to current liabilities was 1.8:1 at September 30, 2018 and 1.7:1 at December 31, 2017.
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
As of September 30, 2018, the outstanding balance from the Facilities was $190.0 million and we were in compliance with all covenants.
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

During the nine months ended September 30, 2018, we did not sell any common stock under the Distribution Agreement. As of September 30, 2018, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition assessment activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of September 30, 2018, which may result in additional use of cash. See “Stock Repurchase Program” under Note 12. Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the nine months ended September 30, 2018 and 2017.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended
	September 30, 2018	September 30, 2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$56,514	$20,648
Investing activities	(41,472)	(24,101)
Financing activities	(2,919)	(42,065)
Effect of exchange rate changes on cash and cash equivalents	(373)	(1,504)
Net increase (decrease) in cash and cash equivalents	$11,750	$(47,022)
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 2018, primarily as a result of net income of $22.9 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $37.5 million, share-based compensation expense of $20.9 million, deferred income taxes of $8.8 million, and $1.7 million of amortization of debt financing fees. The net cash inflow which contributed to changes in assets and liabilities included (i) an increase in deferred revenues of $9.0 million due to the timing of orders and revenues being recognized for installed product, (ii) an increase in accrued compensation of $5.7 million, (iii) a decrease in other current assets of $3.1 million, (iv) an increase in other accrued liabilities of $1.5 million, (v) a decrease in prepaid commissions of $1.0 million, and (vi) a decrease in prepaid expenses of $0.8 million. These inflows were partially offset by (i) an increase in accounts receivable and unbilled receivables of $16.2 million due to an increase in billings, (ii) a decrease in accounts payable of $8.4 million, primarily due to the timing of payments, (iii) an increase in other long-term assets of $6.2 million as a result of the increase in unbilled receivables, (iv) an increase in inventories of $5.3 million for inventory buildup in support of forecasted sales, (v) an increase in investments in sales-type leases of $1.7 million, and (vi) a decrease in other long-term liabilities of 1.0 million.
Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2017, primarily as a result of the net loss of $0.7 million adjusted for non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of depreciation and amortization expense of $38.5 million, share-based compensation expense of

$16.3 million, deferred income taxes of $9.2 million, and $1.2 million of amortization of debt financing fees. The net cash inflow which contributed to changes in assets and liabilities included (i) an increase in accounts payable of $23.7 million, primarily due to an increase in inventories and the timing of payments, (ii) a decrease in investments in sales-type leases of $6.6 million, (iii) an increase in accrued liabilities of $4.0 million, (iv) an increase in other long-term liabilities of $0.9 million, and (v) an increase in accrued compensation of $0.7 million. These inflows were partially offset by (i) an increase in inventories of $22.9 million for inventory buildup in support of forecasted sales, (ii) an increase in accounts receivable of $22.7 million due to the timing of collections, (iii) a decrease in deferred revenues of $9.2 million due to the timing of orders and revenues being recognized for installed product, and (iv) an increase in other current assets of $5.1 million.
Investing Activities
Net cash used in investing activities was $41.5 million for the nine months ended September 30, 2018, which consisted of capital expenditures of $19.3 million for property and equipment, and $22.2 million for costs of software development.
Net cash used in investing activities was $24.1 million for the nine months ended September 30, 2017, which consisted of $10.3 million for costs of software development mainly related to the Performance Center offering and purchase of intangibles, capital expenditures of $9.4 million for property and equipment, and $4.4 million attributable to the acquisition of InPharmics.
Financing Activities
Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2018, primarily from the repayment of $27.0 million of the revolving credit facilities and $3.6 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $27.7 million in proceeds from employee stock option exercises and employee stock plan purchases.
Net cash used in financing activities was $42.1 million for the nine months ended September 30, 2017, primarily from the repayment of $100.0 million of the revolving credit facilities, $3.1 million in employees’ taxes paid related to restricted stock unit vesting, and payment of contingent consideration of $2.4 million related to the Ateb acquisition, partially offset by $37.0 million in proceeds from term loan and revolving credit facilities, and $26.5 million in proceeds from employee stock option exercises and employee stock plan purchases.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2018 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2017.
Contractual obligations as of September 30, 2018 were as follows:

	Payments due by period
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	Thereafter
	(In thousands)
Operating leases (1)	$73,884	$3,392	$24,745	$19,113	$26,634
Purchase obligations (2)	75,864	57,890	10,418	5,571	1,985
Term loan facility (3)	170,000	5,000	47,500	117,500	—
Revolving credit facility (3)	20,000	—	—	20,000	—
Total (4) (5)	$339,748	$66,282	$82,663	$162,184	$28,619
_________________________________________________

(1)	Commitments under operating leases relate primarily to leasehold property and office equipment.

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

(4)
We have recorded $6.3 million for uncertain tax positions under long-term liabilities as of September 30, 2018 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $6.3 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 10, Commitments and Contingencies, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which is the British Pound. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2018, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2018, we had total debt under the Credit Agreement of $190.0 million. See Note 8, Debt, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective beginning on June 30, 2016 and matures on April 30, 2019. At September 30, 2018, the total debt under the credit facility exposed to interest rate fluctuation risk was $90.0 million. An immediate increase of 1% in interest rate would result in $0.9 million of interest expense per year.
There have been no significant changes in our market risk exposures during the nine months ended September 30, 2018 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2018.

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
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our VBM 200F packaging solution for multimedication blister cards, XR2 Automated Central Pharmacy System, IVX semi-automated workflow solution, RDX Essential solution designed for the European retail pharmacy market, or product enhancements may not be accepted in new or existing markets. If we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis, we may be unable to achieve our goal of producing solutions that support fully digitized and automated central pharmacy operations, and our business will suffer.
We may not be able to successfully integrate acquired businesses or technologies into our existing business, including those of Aesynt, Ateb, and InPharmics, which could negatively impact our operating results.
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, in January 2016, we acquired Aesynt; in December 2016, we acquired Ateb; and in April 2017, we acquired InPharmics. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential and completed acquisitions include, but are not limited to:

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
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. The loan balances at September 30, 2018 were $170.0 million of term loans and $20.0 million of revolving loans.

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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of September 30, 2018, we had recorded approximately $484.7 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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

Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Infor, Inc.; Baxter Healthcare Corporation; Grifols, S.A. (through its acquisition of MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; and KLS Steuerungstechnik GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; PrescribeWellness; and Synergy Medical Systems in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; Medicine-on-Time, LLC; Global Factories B.V.; and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of CareFusion Corporation by Becton, Dickinson and Company and the acquisition of Talyst Systems, LLC by Swisslog Healthcare, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

•
our competitive environment is currently experiencing a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell or distribute our products;

•
other established or emerging companies may enter the medication management and supply chain solutions market, or the medication adherence market, with products and services that are preferred by our current and potential customers based on factors such as features, capabilities or cost;

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
In addition, our medication and supply dispensing systems and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication and supply dispensing systems and related services and our medication packaging systems. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates, and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs could decrease demand for our medication and supply dispensing systems and related services and our medication packaging systems, and reduce our revenues.
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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our XR2 Automated Central Pharmacy System, IVX workflow and RDX Essential solutions, and we cannot guarantee that demand will meet our expectations. In addition, our XT Series, as well as our VBM 200F automated pharmacy solution for multi-medication blister card packaging, are relatively new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied, and we may be unable to generate future sales.
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
Approximately 10% of our revenues were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional pharmacy and retail pharmacy customers domestically and abroad. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenue.
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
The manufacture and sale of most of our current products are not regulated by the U.S. Food and Drug Administration (“FDA”), or the Drug Enforcement Administration (“DEA”). Through our acquisition of Aesynt, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations, and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations, and financial condition. Similarly, hospitals must be accredited by The Joint Commission in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods, and their failure to meet The Joint Commission requirements could decrease demand for our products and harm our competitive position, results of operations, and financial condition.

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
Regarding our expenses, our ability to control expenses is dependent on our ability to continue to develop and leverage effective and efficient human and information technology systems, our ability to gain efficiencies in our workforce through the local and worldwide labor markets, and our ability to grow our outsourced vendor supply model. Our expense growth rate may equal or exceed our revenue growth rate if we are unable to streamline our operations, incur significant research and development expenses prior to, or without recognizing the benefits, of those solutions under development, incur acquisition-related integration expenses greater than those we anticipate, or fail to reduce the costs or increase the margins of our products. In addition, we may not be able to reduce our expenses to keep pace with any reduction in our revenue, which could harm our results of operations and financial position.
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
If we experience a significant disruption in our information technology systems, breaches of data security or cyber-attacks on our systems or solutions, our business could be adversely affected.*
We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. In addition, we also utilize third-party cloud services in connection with our operations. Our information technology systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, or environmental impact. If we were to experience a prolonged system disruption in our information technology systems or third-party cloud services, it could negatively impact the coordination of our sales, planning, and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.
Our information technology systems and third-party cloud services are potentially vulnerable to cyber-attacks or other data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue.
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Performance Center solution combines a cloud-based predictive intelligence platform with ongoing optimization services designed to improve medication management by proactively monitoring pharmacy activity and data captured by our solutions in real time. In addition, our Omnicell Patient Engagement platform is a private cloud-based solution that helps guide and track patient interactions and enables pharmacists to more effectively deliver interventions to help improve medication use. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, and as we receive, store, and process more of our customers’ data. We may use third-party cloud providers in connection with our cloud-based offerings or third-party providers to host our own data, in which case we may have to rely on the processes, controls, and security such third parties have in place to protect the infrastructure. We also may acquire companies, products, services, and technologies and inherit such risks when we integrate these acquisitions within Omnicell.
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
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	our ability to continue cost reduction efforts;

•	the size, product mix, and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions;

•	our ability to implement development, engineering, and manufacturing Centers of Excellence;

•	changes in pricing policies by us or our competitors;

•	the number, timing, and significance of product enhancements and new product announcements by us or our competitors;

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
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2017, the three largest institutional pharmacies comprised 13% and 15% of our Medication Adherence segment revenues during the nine months ended September 30, 2018 and 2017, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or choose to use alternatives to blister cards for medication control, our revenues would decline.

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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $39.75 and $73.00 per share during the nine months ended September 30, 2018. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $11.5 million as of September 30, 2018.
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
We expect that developers of medication and supply dispensing systems and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.4 million shares of our common stock, at a weighted-average exercise price of $37.71 per share as of September 30, 2018. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or harm our business, financial condition, and results of operations.
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us.
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market”

offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of September 30, 2018, we had an aggregate of $110.3 million available to be offered under the Distribution Agreement.
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
The United Kingdom held a referendum on June 23, 2016 in which a majority voted for the United Kingdom’s (the “UK”) withdrawal from the European Union (the “EU”). On March 29, 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit.” Negotiations are underway to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets either during a transitional period or more permanently. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the nine months ended September 30, 2018, we did not repurchase any shares of our common stock under our stock repurchase programs. Please refer to Note 12, Employee Benefits and Share-Based Compensation, of the Notes to the Condensed Consolidated Financial Statements included in this quarterly report for more details.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICELL, INC.
Date:	November 2, 2018	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer