Form 10-K
period 2018-12-31
OMNICELL, Inc
filed 2019-02-27
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 30, 2018 was $2.0 billion (based upon the closing sales price of such stock as reported on The NASDAQ Global Select Market on such date) which excludes an aggregate of 1,120,238 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2018, the registrant has assumed that a stockholder was an affiliate of the registrant at June 30, 2018 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 30, 2018. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2019 there were 40,799,170 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

•
our continued investment in, and ability to deliver on, our key business strategies of developing differentiated solutions, increasing penetration of new markets, and expanding our solutions through acquisitions and partnerships, as well as our goal of advancing our platform with new product introductions annually;

•
our ability to deliver on our vision of the Autonomous Pharmacy and lead a transformation of medication management through this vision, as well as our plans to integrate our current offerings and technologies on cloud infrastructure and invest in certain key areas as we execute on this vision;

•
continued investment in our vision of the Autonomous Pharmacy, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in subscription and cloud-based offerings as we execute on this vision;

•	our belief that continued investment in our key business strategies will continue to generate our revenue and earnings growth;

•
our belief that our solutions and our vision for the future of medication management automation are strongly aligned with long-term trends in the healthcare market and well-positioned to address the evolving needs of the healthcare institutions;

•	the bookings, revenue, and margin opportunity presented by new products, emerging markets and international markets;

•	our ability to align our cost structure and headcount with our current business expectations;

•	the operating margins or earnings per share goals we may set;

•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

•	our expected future uses of cash and the sufficiency of our sources of funding;

•	the expected impacts of new accounting standards or changes to existing accounting standards; and

•	our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this annual report, particularly in Part I - Section 1A. “Risk Factors” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this annual report and the documents that we reference in this annual report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this annual report represent our estimates and assumptions only as of the date of this annual report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this report to “Omnicell,” “our,” “us,” “we,” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.,” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, OmniCenter®, SafetyStock®, SinglePointe®, OnDemand®, SureMed®, AccuFlex®, Ateb®, Detect-Rx®, Time My Meds®, Pharmacy Line®, InPharmics®, Aesynt®, Connect-Rx®, MedCarousel®, ROBOT-Rx®, Health Robotics®, Performance CenterTM, and AcuDose-RxTM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.

PART I

ITEM 1.	BUSINESS
Overview
We are a leading provider of medication and supply dispensing automation, central pharmacy automation, analytics software, and medication adherence solutions. Our product offerings help enable healthcare providers improve patient safety, increase efficiency, lower costs, tighten regulatory compliance, and address population health challenges. Delivering on our vision of improving healthcare for everyone, our recently introduced products, robotic XR2 Automated Central Pharmacy System and IVX Workflow, are helping customers move closer to a fully automated pharmacy by replacing manual, error-prone processes with automated workflows. In addition, our analytics software and service offerings, such as Omnicell Performance Center™, are helping our customers harness the power of data and deliver business intelligent insights.
Through our medication management platform that spans the continuum of care, we are developing a vision for a fully automated infrastructure that supports improved patient care, fewer errors, enhanced safety, and new opportunities for growth. With our vision of the Autonomous Pharmacy, we are seeking to lead a transformation of medication management. By delivering more advanced automation, data intelligence, and managed services, to be powered by a cloud data platform, we believe we will help empower healthcare and pharmacy providers to focus on the clinical tasks. We plan to build out our vision of the Autonomous Pharmacy on cloud infrastructure, to help enable more nimble innovation and greater digital connectivity across our systems.
We believe our broad portfolio and roadmap align us with the long-term trends of the healthcare market to manage patients across the continuum of care while helping to control costs and improve patient outcomes.
Operating Segments
In 2018, we managed our business as two operating segments: Automation and Analytics, and Medication Adherence:

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems and related software and services. Our Automation and Analytics products are designed to enable our customers to improve the effectiveness of the medication-use process and the efficiency of the medical-surgical supply chain, and contribute to better patient care and financial outcomes of medical facilities. The products in this segment are sold primarily to acute care (hospital) facilities. Over 5,000 healthcare facilities worldwide use our automation and analytics solutions.

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing and selling of solutions to assist patients in becoming and remaining adherent to their medication regimens. These solutions comprise a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or used by patients themselves. Products include software-based systems, medication adherence packaging, equipment for fulfilling the packaging and ancillary products and services. These products, which are sold under the brand names SureMed® and Omnicell, are used to manage medication administration outside of the hospital setting. Our innovative medication adherence solutions are used by over 40,000 institutional and retail pharmacies worldwide.

Financial Information by Segment
For information regarding our revenues, cost of revenues, gross profit and income from operations by segment, see Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this annual report.
Business Strategy
We are committed to our vision of improving healthcare for everyone. In support of our vision, we continue to pursue the following key business strategies:

•
Development of a differentiated platform. We intend to continue our focus on further penetrating existing markets through technological leadership and our differentiated platform by consistently innovating our product and service offerings and maintaining our customer-oriented product installation process. We have developed numerous technologies that solve significant challenges for our customers. For example, our XR2 Automated Central Pharmacy System is designed to allow pharmacies to more fully automate medication dispensing, and help to reduce labor cost, decrease medication waste, and improve patient safety; our IVX Workflow solution is designed to reduce medication compounding errors compared to manual compounding methods; and our Performance Center offering leverages predictive analytics to help pharmacies be more proactive in addressing drug shortages.

•
Delivery of our solutions to new markets. We seek to increase penetration of new markets, such as non-acute care and international markets by: launching new products and technologies that are specific to the needs of those markets; building and establishing direct sales, distribution or other capabilities when and where it is appropriate; partnering with companies that have sales, distribution, or other capabilities that we do not possess; and increasing customer awareness of safety issues in the administration of medications. Consistent with this strategy, we have made investments in expanding our sales team and marketing to new customers. Our international efforts have focused primarily on two markets: Western Europe and the Middle East. We have also expanded our sales efforts to medication adherence customers in the United States.

•
Expansion of our solutions through acquisitions and partnerships. We believe that expansion of our product lines through acquisitions and partnerships to meet our customers’ changing and evolving expectations is a key component to our historical and future success. Building on the successful acquisitions of the past few years, we intend to continue to explore acquisition and partnership opportunities that are a strategic fit for our business, including in support of our Autonomous Pharmacy vision described above. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems.

Industry Background and Market
We believe our solutions and our vision for the future of medication management automation are strongly aligned with trends in the healthcare market and well positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations in order to achieve greater market power. We believe this trend has increased the market need for more integrated medication management automation solutions on a single platform to help improve patient and financial outcomes for both inpatient and outpatient settings. Our portfolio of products and strategic roadmap are designed with this objective in mind.
In addition, healthcare providers and facilities are affected by significant economic pressures. Annual cost of medicines in the United States reached approximately $450 billion in 2017, according to a report published by the IQVIA Institute for Human Data Science in 2018. In addition, based on a 2016 report by National Opinion Research Center at the University of Chicago, pharmaceutical costs have substantially outpaced general inflation in recent years. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs, and have elevated the strategic importance of medication management across the continuum of care.
Furthermore, substantial increases in healthcare administration highlight the need for more complete medication management solutions to help drive efficiency and improve patient safety. The number of healthcare administrators grew approximately 3,000% from 1970 to 2016, substantially outpacing the growth in physicians over the same period, according to a statistic derived by the Physicians for a National Health Program using data from the Bureau of Labor Statistics, the National Center for Health Statistics, and the U.S. Census Bureau’s Current Population Survey. Over time, complexities in medication management have increased along with the volume of patients and medications, but many manual processes are still used, resulting in inefficient tracking and delivery of medication supplies despite the substantial growth in administration staff. Even with the vast increase in administrative positions, many clinical staff are burdened with administrative tasks themselves. According to a survey conducted by the American Society of Health-System Pharmacists in 2015, approximately 76% of pharmacist activities are non-clinical in nature. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector.
Legislation and industry guidelines, such as those produced by the U.S. Food and Drug Administration, The Joint Commission, the U.S. Pharmacopeial Convention and the Institute for Safe Medication Practices in the areas of medication management - including storage, security and labeling - have created an environment of increased patient safety awareness and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, have been driven to prioritize investment in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals has improved, recent years show increased focus on controlled substance management, particularly in light of the opioid crisis in the United States. According to a research report published by the Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals will misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate.
Medication non-adherence is extremely common. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes and avoidable healthcare costs. Medication non-adherence is estimated to cost the U.S. healthcare system up to $300 billion a year, according to research published in the Risk Management and Healthcare Policy Journal in 2014. In addition, a 2017 study published in the Journal of the American Pharmacists Association found that medication issues are responsible for 26% of hospital readmissions. With more than 38 million Americans taking five or more maintenance medications routinely (based on statistics published by the Centers for Disease Control and Prevention in 2017), pharmacists need ways to support the arduous task of keeping patients compliant. According to a 2011 article by the World Health Organization, “although these medications are effective in combating disease, their full benefits are often not realized because approximately 50% of patients do not take their medications as prescribed.” Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our Medication Adherence solutions have the potential to reduce hospital readmissions and improve patient health by increasing medication adherence.
Healthcare Reform
In 2010, the Patient Protection and Affordable Care Act (“PPACA”) was passed by the U.S. Congress and signed into law by President Obama. The PPACA mandated a broad range of programs to improve access to care, slow the growth of healthcare spending and improve the quality of healthcare. Even though the future of PPACA continues to be unclear under the current administration, the need for increased efficiency in order to provide high-quality healthcare at a lower cost remains a key objective of healthcare systems. Accordingly, in our annual tracking of pharmacy and nursing leadership mindshare, operational efficiency in medication distribution and administration continues to be a top priority.
We believe our products help healthcare organizations leverage and enhance their investments in electronic health record (“EHR”) implementation and integration by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels and reduce errors that result in unnecessary cost. By harnessing data provided by our automation systems via our cloud platform and translating them into actionable insights via solutions such as the Omnicell Performance Center, we help enable our customers to optimize the pharmacy supply chain and lower costs.
Products and Services
As we execute on our vision of the Autonomous Pharmacy, we plan to integrate our current offerings and technologies on cloud infrastructure, and invest in broadening our solutions across three key areas:

•
Automation - We provide a range of advanced automation, including robotics, designed to digitize and streamline workflows and reduce human error in central pharmacy and clinical areas, and to support medication adherence initiatives in retail pharmacies.

•
Intelligence - Through data analytics and predictive intelligence, we provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management.

•	Work - We provide expert services that serve as an extension of pharmacy operations to support improved efficiency, regulatory compliance and patient outcomes.
Automation and Analytics Products and Services
Our Automation and Analytics products and services include central pharmacy automation solutions, IV compounding systems, and medication and supply dispensing systems, as well as analytics solutions and services.
Central Pharmacy Automation
An efficient central pharmacy operation is vital to delivering exceptional patient care. With pharmacist and technician labor requirements increasing over the years, it is critical for pharmacies to find new ways of increasing productivity. Our broad medication management platform offers a range of automated hardware and software solutions. Our central pharmacy automation is designed to empower healthcare providers to increase staff efficiency, reduce inventory costs, prevent medication errors, improve compliance and tighten security of controlled substances. By automating manual, error-prone processes, our technology helps enable pharmacy staff to work more efficiently and directly contribute to clinical care.
Our central pharmacy automation solutions include: automated storage and retrieval systems, including our XR2 Automated Central Pharmacy System - an important building block of our Autonomous Pharmacy vision; IV compounding robots and workflow management systems; inventory management software; and controlled substance management systems.
Clinician Workflow
Omnicell automation is designed to improve clinician workflow in patient care areas of the healthcare systems, such as nursing units, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they safeguard medications - including controlled substances - and automatically track inventory. We strive to continually develop new innovations for our automated dispensing cabinet system to close gaps in safety and help enable clinicians to spend less time managing medications and more time caring for patients.
Our automated dispensing cabinets (including our XT Series, G4, and AcuDose-RxTM) for medications and supplies used in nursing units and other clinical areas of the hospital can be customized with various software and hardware options. Our interoperability solutions integrate our automated dispensing system with key EHR systems to streamline workflow and increase accuracy. We also offer specialized automated dispensing cabinets for the operating room.
Intelligence Solutions
We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems. Our analytics solutions include analytics software that provides a more efficient and effective way to monitor potential drug diversion and address inventory management issues. In addition, the Omnicell Performance Center combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance and patient outcomes.
Other Automation and Analytics Products and Services
Omnicell Interface Software provides interface and integration between our medication-use products or our supply products and a healthcare facility’s in-house information management systems.
Customer Service includes customer education and training and post-installation technical support with phone support, on-site service, parts and access to software upgrades. Product support is available through fixed-period service contracts and on a time and materials basis. On-site service is provided by our field service team.
Retail Pharmacy and Hospital Automation Outside the United States
Additional products sold outside the United States include robotic dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of boxed medications. For managing medical supplies, a specialized cabinet that uses radio frequency identification is also available.
Medication Adherence Products and Services
Our Medication Adherence solutions are used by retail, community and outpatient pharmacies as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital. Products in this segment include consumable adherence packaging, packaging equipment, software-based patient engagement and communication tools and ancillary products and services, each designed to improve patient engagement and adherence to prescriptions.
Adherence Packaging
We offer a wide range of medication blister card packaging and packaging supplies designed to enhance medication adherence in a variety of non-acute care settings. These products include multimed blister cards (adherence packaging) distributed by retail, community, and outpatient pharmacies to help patients manage their medication regimens at home. These cards organize multiple drugs into a single blister cavity for each dosing time, helping to make it easier for patients on complex regimens to comply with their therapy.
For environments where a caregiver is present, institutional and retail pharmacies use our single dose blister cards, which provide up to 90-day doses of a specific single medication.

Multimed Automation
We offer automated systems (including our VBM 200F Multimed Automation solution) to aid pharmacies in more accurately and efficiently filling our multimed adherence packaging based on individual patient medication orders. These machines interface with pharmacy information systems to obtain prescription information for each patient receiving the blister cards. Automating the fulfillment process enables pharmacies to more easily expand adherence packaging to more patients, which can help increase their revenue.
In addition to robotic automation, we offer software that guides the user through the manual filling process to streamline workflow and increase packing accuracy.
Single Dose Automation
Single dose automation fills and labels a variety of patient-specific, single-dose blister packaging based on incoming prescriptions. Our semi-automated filling equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently-used medications. Our automated solutions interface with pharmacy information systems to obtain prescription information.
Population Health Solutions
Omnicell Patient Engagement - part of our broader population health portfolio - supports improving patient adherence through a single, web-based platform that hosts functionality to guide and track patient notes, interventions and appointments. The platform provides the pharmacy with a holistic view of patients, not only by organizing prescriptions, but by identifying, preparing and documenting ongoing patient engagement. It uses predictive analytics to prioritize patient interventions. Omnicell Patient Engagement is a subscription-based software system that includes services such as Omnicell Medication Synchronization, Omnicell Medication Therapy Management, and a number of tools used by clinicians to manage patient engagement workflows.
We also offer patient communication tools such as interactive voice response to further help pharmacies drive revenue growth through increased patient engagement.
In the United Kingdom, we offer electronic Medication Administration Record software for use in nursing homes.
Acquisitions
In addition to our own development, we have, from time to time acquired products that extend patient safety controls to a wider range of applications and departments in and out of the hospital setting.
In April 2017, we completed the acquisition of InPharmics, a provider of advanced pharmacy informatics solutions to hospital pharmacies. The InPharmics solutions add clinical and compliance analytics to Omnicell’s Performance Center offering, positioning us as a leading partner for health systems seeking to improve all facets of medication management.
In December 2016, we completed the acquisition of Ateb, a leading provider of pharmacy-based patient care solutions and medication synchronization to independent and chain retail pharmacies, an area where we had no prior market penetration. Ateb’s integrated medication synchronization program, combined with Omnicell’s SureMed medication adherence packaging and related automation solutions, uniquely positions us to support pharmacists as they implement and scale their medication adherence programs.
In January 2016, we completed the acquisition of Aesynt, a leader in central pharmacy robotics and IV compounding automation. We added these two solution sets to the Omnicell portfolio to give us one of the most comprehensive medication management platform offerings in the industry. With the addition of central pharmacy robotics and IV compounding, we are now able to support customers who desire a centralized cartfill or nurse server medication distribution model all the way to fully decentralized dispensing and hybrid combinations along that continuum. We are also able to offer solutions for preparing IV compounds, including oncology drugs, which is an area where our combined customers have expressed significant interest.
Sales and Distribution
We sell our Automation and Analytics and Medication Adherence solutions primarily in the United States. Approximately 87% of our revenue was generated in this market for the year ended December 31, 2018. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2018, December 31, 2017 or December 31, 2016. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end-user customers with the exception of some distribution of Medication Adherence consumables. Outside the United States and Canada, we field direct sales employees in the United Kingdom, France, Germany, China, the United Arab Emirates, Turkey, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this annual report. Our combined direct, corporate, and international distribution sales teams consisted of approximately 285 staff members as of December 31, 2018. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience.
The sales cycle for our automation systems, from the initial sales meeting to completion of installation, is long and can take in excess of 12 to 22 months. This is due in part to the relative cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of nursing, the director of materials management or other decision makers and is responsible for educating each group within the healthcare facility about the economic, safety, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our significant current GPO contracts include HealthTrust Purchasing Group, Intalere (f.k.a. Amerinet, Inc.), Premier Inc., The Resource Group, Resource Optimization & Innovation, LLC, and Vizient, Inc. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense and other Federal government customers to purchase or lease our products. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2018, sales to members of the ten largest GPOs accounted for approximately 59% of total consolidated revenue.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements. We sell the majority of our multi-year lease receivables to third‑party leasing finance companies.
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
We offer telephone technical support through our technical support centers in Illinois, Florida, Pennsylvania and North Carolina. Our support centers are staffed 24 hours a day, 365 days a year. We have found that a majority of our customers’ service issues can be addressed either over the phone or by our support center personnel using their remote diagnostics tools. In addition, we use remote dial-in software that monitors customer conditions on a daily basis. We offer a suite of remote monitoring features, which proactively monitors system status and alerts service personnel to potential problems before they lead to system failure.
In addition, our international team handles direct sales, installation and service to healthcare facilities in the United Kingdom, France, and Germany, and to non-acute customers in Australia. Sales, installation and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Mandarin, French, Swedish, Dutch, Spanish, Turkish, and German.
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
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs between two weeks and twelve months after the initial order is received, depending upon the customer’s particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap and lower shipping costs. Shipment of consumables typically occurs between one and fourteen days after an order is received.
Competition
The medication management and supply chain solutions market is intensely competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards and dynamic customer requirements.
Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company (through its acquisition of CareFusion Corporation); ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Infor, Inc.; Baxter Healthcare Corporation; Grifols, S.A. (through its acquisition of MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; and Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; PrescribeWellness; Synergy Medical Systems; and TCGRx in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; Medicine-on-Time, LLC; Global Factories B.V.; and WebsterCare outside the United States.
We believe our products and services compare favorably with the offerings of our competitors, particularly with respect to proprietary technological advancements, system performance, system reliability, installation, applications training, service response time, and service repair quality.
Intellectual Property and Proprietary Technology
We rely on a combination of patents, trademarks, copyright and trade secret laws, confidentiality procedures, contractual restrictions, and licensing arrangements to protect our intellectual property rights.
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents expire at various dates between 2019 and 2036. We intend to seek and obtain additional United States and foreign patents on our technology.
All of our product software is subject to copyright protection under applicable United States and foreign copyright laws.
We intend to seek and obtain registration of our trademarks in the United States and foreign jurisdictions. We have obtained United States and, for certain marks, foreign registrations of, among others, the following marks Omnicell, the Omnicell logo, OmniCenter, SafetyStock, SinglePointe, OnDemand, SureMed, AccuFlex, Ateb, Detect-Rx, Time My Meds, Pharmacy Line, InPharmics, Aesynt, Connect-Rx, MedCarousel, ROBOT-Rx, and Health Robotics.
Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We use industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development takes place in Mountain View, California; Cranberry Woods, Pennsylvania; St. Petersburg, Florida; Bochum, Germany; Beijing, China; Lancing, UK; and Trieste, Italy. Research and development expenses were $64.8 million, $66.0 million, and $57.8 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Employees
We had approximately 2,480 employees as of December 31, 2018. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of the business. To our knowledge, none of our domestic employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
Business under Government Contracts
A number of our U.S. government‑owned or government-run hospital customers sign five-year leases, with payment terms that are subject to one-year government budget funding cycles. Failure of any of our U.S. government customers to receive their annual funding could impair our ability to sell to these customers, or to collect payments on our existing unsold leases. For additional information regarding these leases, see the section titled “Risk Factors” under Part I, Item 1A below.
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
Product Backlog
Product backlog is the dollar amount of medication and supply dispensing systems for which we have purchase orders from our customers and for which we believe we generally will install, bill and gain customer acceptance generally within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions. Our product backlog was $478 million and $345 million as of December 31, 2018 and December 31, 2017, respectively.
Company Information
We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available (1) at the SEC’s Internet site (www.sec.gov) and (2) free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Our website address is www.omnicell.com. Information posted on or accessible through these websites is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.
Executive Officers of the Registrant
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	61	President, Chief Executive Officer, and Chairman of the Board of Directors
Scott P. Seidelmann	43	Executive Vice President and Chief Commercial Officer
Robin G. Seim	59	President, Global Automation and Medication Adherence
Peter J. Kuipers	47	Executive Vice President and Chief Financial Officer
Dan S. Johnston	55	Executive Vice President and Chief Legal & Administrative Officer
Nhat H. Ngo	46	Executive Vice President, Marketing, Strategy, and Business Development
Jorge R. Taborga	59	Executive Vice President, Engineering and Integration Management Office

Randall A. Lipps was named Chief Executive Officer and President of Omnicell in October 2002. Mr. Lipps has served as Chairman of the Board and a Director of Omnicell since founding Omnicell in September 1992. Mr. Lipps received both a B.S. in economics and a B.B.A. from Southern Methodist University.
Scott P. Seidelmann joined Omnicell in April 2018 as Executive Vice President and Chief Commercial Officer. Prior to joining Omnicell, from January 2015 to August 2017, Mr. Seidelmann served as founder and Chief Executive Officer of Candescent Health, Inc., a cloud-based radiology workflow and analytics provider. From 2005 to 2014, Mr. Seidelmann served as co-founder and Chief Executive Officer of Radisphere, Inc., a national radiology practice, prior to its acquisition by Sheridan Healthcare. Earlier in his career, Mr. Seidelmann held positions with Merrill Lynch and Ericsson Venture Partners. Mr. Seidelmann received a B.A. from Cornell University.
Robin G. Seim joined Omnicell in February 2006 as Vice President and was named Chief Financial Officer in March 2006. In January 2009, Mr. Seim was named Chief Financial Officer and Vice President Finance, Administration and Manufacturing. In March 2012, Mr. Seim was named Chief Financial Officer and Executive Vice President Finance, Administration and Manufacturing. In February 2015, Mr. Seim was named Chief Financial Officer and Executive Vice President, Finance, International and Manufacturing. In January 2016, Mr. Seim was named Executive Vice President, Global Automation and Medication Adherence. In March 2016, Mr. Seim was named President, Global Automation and Medication Adherence. As previously disclosed, Mr. Seim will be retiring and departing from his role as President, Global Automation and Medication Adherence, effective March 15, 2019. Prior to joining Omnicell, Mr. Seim served as Chief Financial Officer of several technology companies, including Villa Montage Systems, Inc. from 1999 to 2001, Candera, Inc. from 2001 to 2004 and Mirra, Inc., in 2005. Prior to 1999, Mr. Seim held a number of management positions with Nortel Networks, Bay Networks, and IBM. Mr. Seim received a B.S. in accounting from California State University, Sacramento.
Peter J. Kuipers joined Omnicell in August 2015 as Executive Vice President and Chief Financial Officer. Prior to Omnicell, Mr. Kuipers served as Senior Vice President and Chief Financial Officer of Quantcast Corp., a global technology company that specializes in digital audience measurement and real-time advertising. From May 2013 to December 2014, Mr. Kuipers served as Executive Vice President and Chief Financial Officer of The Weather Company, a media and global technology leader operating The Weather Channel, weather.com, wunderground.com and its professional services division WSI. From September 2009 to April 2013, Mr. Kuipers served in various financial management positions at Yahoo! Inc., a global internet technology company, most recently as Vice President, Finance for the Americas region. Prior to Yahoo! Inc., Mr. Kuipers held financial leadership roles at Altera Corporation, General Electric Company, and Akzo Nobel. He started his career with Ernst & Young and worked in both the Netherlands and Seattle, Washington. Mr. Kuipers received a Master’s Degree in Economics and Business Administration from Maastricht University and is a Chartered Accountant in the Netherlands.
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
Jorge R. Taborga joined Omnicell in July 2007 as Vice President and Chief Information Officer. From January 2009 to February 2013, Mr. Taborga was Vice President of Manufacturing, Quality and Information Technology. In February 2013, Mr. Taborga was named Executive Vice President, Engineering. In January 2016, Mr. Taborga was named Executive Vice President, Engineering and Integration Management Office. Prior to joining Omnicell, Mr. Taborga held a number of executive positions with Bay Networks and Quantum, and ran his own management consulting company. He also held executive roles in two cloud computing companies, FusionOne and Terrasping. Mr. Taborga’s earlier career includes senior roles in product development with ROLM Systems and Thomas-Conrad. Mr. Taborga received B.S. and M.S. degrees in Computer Science from Texas A&M University and a Ph.D. in Organizational Systems from Saybrook University.

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
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, or if newly developed solutions, such as our XT Series, XR2 Automated Central Pharmacy System, and IVX Workflow, are not adopted in the same time frame and/or quantity as we anticipate, our business will suffer.
We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are constantly engaged in the development process for next generation products, and we need to successfully design our next generation and other products for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and usually requires us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly, and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution or product enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our VBM 200F packaging solution for multimedication blister cards, XR2 Automated Central Pharmacy System, IVX semi-automated workflow solution, SupplyX Inventory Management System, RDX Essential solution designed for the European retail pharmacy market, or product enhancements may not be accepted in new or existing markets.
Our ability to execute successfully on our recently-launched vision of a fully digitized and autonomous pharmacy depends on our ability to continue to develop and introduce new products or product enhancements, and integrate new products with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve our vision of the Autonomous Pharmacy, we may not realize the anticipated benefits of our investments in support of this vision, and our business will suffer.
The medication management and supply chain solutions market is highly competitive, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.
The medication management and supply chain solutions market is intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company (through its acquisition of CareFusion Corporation); ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Infor, Inc.; Baxter Healthcare Corporation; Grifols, S.A. (through its acquisition of MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; and Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; PrescribeWellness; Synergy Medical Systems; and TCGRx in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; Medicine-on-Time, LLC; Global Factories B.V.; and WebsterCare outside the United States.

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

•
our competitive environment has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products;

•
other established or emerging companies may enter the medication management and supply chain solutions market, or the medication adherence market, with products and services that are preferred by our current and potential customers based on factors such as features, capabilities, or cost;

•	our competitors may develop, license, or incorporate new or emerging technologies or devote greater resources to the development, promotion, and sale of their products and services than we do;

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
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, we acquired Aesynt and Ateb in 2016 and we acquired InPharmics in 2017. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products, and personnel that, if realized, could harm our operating results. Risks related to potential and completed acquisitions include, but are not limited to:

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
Successful integration of acquired operations, products, and personnel into Omnicell may place a significant burden on the combined company’s management and internal resources. We may also experience difficulty in effectively integrating the different cultures and practices of any acquired entity. The challenges of integrating acquired entities could disrupt the combined company’s ongoing business, distract its management focus from other opportunities and challenges, and increase expenses and working capital requirements. The diversion of management attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, and operating results.

We may fail to realize the potential benefits of recently acquired businesses.
In 2016, we acquired Aesynt and Ateb, and in 2017, we acquired InPharmics, in an effort to realize certain potential benefits, including expansion of the combined businesses and broader market opportunities. However, our ability to realize these potential benefits depends on our successfully combining the businesses of Omnicell, Aesynt, Ateb, and InPharmics. The combined company may fail to realize the potential benefits of the acquisition for a variety of reasons, including the following:

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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of December 31, 2018, we had recorded approximately $477.8 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. At December 31, 2018, the loan balance of the term loan facility was $140.0 million, and there was no outstanding loan balance for the revolving credit facility.
Our debt may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
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
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our Omnicell Patient Engagement platform to guide and track patient notes, interventions and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as HIPAA, discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security. For example, The California Consumer Privacy Act of 2018, which was enacted on June 28, 2018, becomes effective in January 2020 and imposes additional obligations on companies that process information on California residents.
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”), which recently became effective in May 2018, imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects.
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
If we experience a significant disruption in our information technology systems, breaches of data security or cyber-attacks on our systems or solutions, our business could be adversely affected.
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
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Performance Center solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance and patient outcomes. In addition, our Omnicell Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions and appointments. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of our Autonomous Pharmacy vision, and as we receive, store, and process more of our customers’ data. We use third-party cloud providers in connection with certain of our cloud-based offerings or third-party providers to host our own data, in which case we rely on the processes, controls, and security such third parties have in place to protect the infrastructure. We also may acquire companies, products, services, and technologies and inherit such risks when we integrate these acquisitions within Omnicell.
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
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, we recently announced our XR2 Automated Central Pharmacy System, IVX Workflow, and RDX Essential solutions, and we cannot guarantee that demand will meet our expectations. In addition, our XT Series, as well as our VBM 200F automated pharmacy solution for multi-medication blister card packaging are relatively new to the market. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied, and we may be unable to generate future sales.
The transition to selling more products which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer our IV compounding robots, Medication Packager products and XR2 Automated Central Pharmacy System together with personnel to operate the equipment, through subscription agreements. We also offer Performance Center, Patient Engagement and Guided Packing software, Electronic Medication Administration (eMAR), and SupplyX Inventory Management System, Omnicell Analytics, and some central pharmacy solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on our Autonomous Pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition and we may experience a temporary reduction of revenues. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenue is recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenue through additional subscription sales in any one period.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the PPACA, the Budget Control Act of 2011, and other health reform legislation, or the repeal of all or a portion of any such legislation may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
For example, prior proposals for healthcare reform, such as the “Medicare for All” bill introduced by Senator Bernie Sanders in September 2017, have included the concept of a “single-payer” government-funded healthcare system. Such a system could reduce our customers’ revenues, as Medicare and other public reimbursement rates are on average lower than commercial health plan reimbursement rates. While it is not likely that legislation creating such a single-payer system will pass Congress and be signed by the President in the near term, continued introduction of legislation promoting a single-payer system by several members of Congress could increase uncertainty for our customers and cause them to delay purchases of our products and services.
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
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers, and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers’ decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with the sale of our medication and supply dispensing systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of our medication and supply dispensing systems could have an adverse effect upon our operating results and could harm our business.
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
Approximately 10% of our revenues during the year ended December 31, 2018 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional pharmacy and retail pharmacy customers domestically and abroad. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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

•	changes in export or import regulations, tariff rates, economic sanctions, or trade treaties, as well as possible trade wars and other trade barriers and uncertainties;

•	fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;

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
The Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•	incur or assume liens or additional debt or provide guarantees in respect of obligations or other persons;

•	issue redeemable preferred stock;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem, or repurchase certain debt;

•	make loans, investments, acquisitions (including acquisitions of exclusive licenses), and capital expenditures;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person.
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

•	the relative proportions of revenues we derive from products and services;

•	fluctuations in the percentage of sales attributable to our international business;

•	our customers’ budget cycles;

•	changes in our operating expenses and our ability to stabilize expenses;

•	expenses incurred to remediate product quality, security or safety issues;

•	our ability to generate cash from our accounts receivable on a timely basis;

•	the performance of our products;

•	changes in our business strategy;

•	macroeconomic and political conditions, including fluctuations in interest rates, tax increases, and availability of credit markets; and

•	volatility in our stock price and its effect on equity-based compensation expense.
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
A number of group purchasing organizations, including HealthTrust Purchasing Group, Intalere (f.k.a. Amerinet, Inc.), Premier Inc., The Resource Group, Resource Optimization & Innovation, LLC, and Vizient Inc., have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these group purchasing organizations may purchase under the terms of these contracts, which obligate us to pay the group purchasing organization a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense, and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to maintain our relationships with major institutional pharmacies, we may experience a decline in the sales of blister cards and other consumables sold to these customers.
The institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. Although none of these customers comprised more than 10% of our total revenues for the year ended December 31, 2018, the three largest institutional pharmacies comprised 14% and 16% of our Medication Adherence segment revenues during the years ended December 31, 2018 and December 31, 2017, respectively. If these larger national suppliers were to purchase consumable blister card components from alternative sources, or choose to use alternatives to blister cards for medication control, our revenues would decline.
If we are unable to successfully interface our automation solutions with the existing information systems of our customers, they may choose not to use our products and services.
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with their existing information systems. This may require substantial cooperation, incremental investment, and coordination on the part of our customers, and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business. Also, these information systems are impacted by regulatory forces, such as the Promoting Interoperability Program and HIPAA Omnibus Rules, and may evolve their interoperability functionality accordingly. We expect to comply with the mandatory standards and certifications that enable us to continuously interoperate with partner information systems, but such symbiotic evolution in a changing regulatory environment can at times create an execution risk.
Additionally, our competitors may enter into agreements with providers of hospital information management systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services. In addition, hospital and physician office information systems providers may choose to develop their own solutions that could compete with ours. Furthermore, we expect the importance of interoperability to increase in the next few years. Regulations such as the Quality Payment Program are expected to heavily focus on evidence and outcomes. Given our role in care delivery process, the data generated by our products may be a key input for assessing and reporting on clinical outcomes. This may elevate interoperability with information systems to a relative importance to our customers creating a business opportunity and risk.

We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.
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
Our common stock traded between $39.75 and $79.48 per share during the year ended December 31, 2018. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $12.7 million as of December 31, 2018.
If we fail to manage our inventory properly, our revenue, gross margin, and profitability could suffer.
Managing our inventory of components and finished products is a complex task. A number of factors, including, but not limited to, the need to maintain a significant inventory of certain components that are in short supply or that must be purchased in bulk to obtain favorable pricing, the general unpredictability of demand for specific products and customer requests for quick delivery schedules, may result in us maintaining large amounts of inventory. Other factors, including changes in market demand, customer requirements, and technology, may cause our inventory to become obsolete. Any excess or obsolete inventory could result in inventory write-downs, which in turn could harm our business and results of operations.
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
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 10, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in this annual report, on January 10, 2018, a lawsuit was filed against a number of parties, including the Company and one of its subsidiaries, in the Circuit Court for the City of Richmond, Virginia, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.7 million shares of our common stock, at a weighted-average exercise price of $41.27 per share as of December 31, 2018. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities, and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of December 31, 2018, we had an aggregate of $70.0 million available to be offered under the Distribution Agreement.

If we are unable to raise additional funds through equity or debt financing when needed, our ability to market, sell or distribute our products may be negatively impacted and could harm our business, financial condition, and results of operations.
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation could adversely affect our business and financial condition.
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attribute, or changes in federal, state, and international tax laws and accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrual tax rates. Any increase in our effective tax rate would reduce our profitability.
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
The United Kingdom held a referendum in June 2016 in which a majority voted for the United Kingdom’s (the “UK”) withdrawal from the European Union (the “EU”). In March 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit.” Negotiations are underway to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets either during a transitional period or more permanently. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
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

Site	Major Activity	Segment	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development and manufacturing	Medication Adherence	132,500
Cranberry, Pennsylvania	Administration, marketing, and research and development	Automation and Analytics	116,300
Warrendale, Pennsylvania	Manufacturing and Administration	Automation and Analytics	107,400
Mountain View, California	Administration, marketing, and research and development	Automation and Analytics	99,900
Raleigh, North Carolina	Administration, marketing, and research and development	Medication Adherence	65,700
Irlam, United Kingdom	Administration, sales, marketing and distribution center	Medication Adherence	61,000
Milpitas, California	Manufacturing	Automation and Analytics	46,300
Waukegan, Illinois	Technical support, training and repair center	Automation and Analytics	38,500
Bochum, Germany	Administration, sales, marketing, distribution and manufacturing center	Automation and Analytics	11,000
We also have smaller rented offices in Strongsville, Ohio, Canada, Germany, France, Italy, the People’s Republic of China, the United Arab Emirates, and the United Kingdom.

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
Refer to the information set forth under “Legal Proceedings” in Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on The NASDAQ Global Select Market under the symbol “OMCL.”
Stockholders
There were 90 registered stockholders of record as of December 31, 2018. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2013. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
The NASDAQ Composite Index tracks the aggregate price performance of equity securities traded on The NASDAQ Stock Market. The NASDAQ Health Care Index and NASDAQ Health Services Index tracks the aggregate price performance of health care and health services equity securities. Omnicell’s common stock is traded on The NASDAQ Global Select Market and is a component of both indexes. The stock price performance shown on the graph is based on historical results and is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1) (2)
Among Omnicell, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index, and
the NASDAQ Health Services Index
_________________________________________________

(1)	$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

(2)
This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018
Omnicell, Inc.	100.00	129.73	121.74	132.78	189.97	239.87
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Health Care	100.00	128.57	135.12	111.20	133.31	126.07
NASDAQ Health Services	100.00	123.14	134.70	110.22	131.32	155.16
Stock Repurchase Program
There were no stock repurchases during 2018. Refer to Note 12, Stock Repurchase Program, of the Notes to Consolidated Financial Statements in this annual report for additional information.

Equity Offerings
For the year ended December 31, 2018, the Company received gross proceeds of $40.3 million from sales of its common stock under our Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 557,000 shares of its common stock at an average price of approximately $72.40 per share. Refer to Note 13, Equity Offerings, of the Notes to Consolidated Financial Statements in this annual report for additional information.

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

	Year Ended December 31,
	2018 (6)	2017 (1) (5)	2016 (2) (5)	2015 (3)	2014 (4)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Total revenue	$787,309	$712,714	$695,908	$484,559	$440,900
Gross profit	372,330	318,637	317,085	247,930	233,860
Income from operations	44,392	11,145	21,405	48,632	49,583
Net income	37,729	30,518	9,756	30,760	30,518
Net income per share:
Basic	$0.96	$0.81	$0.27	$0.86	$0.86
Diluted	$0.93	$0.79	$0.26	$0.84	$0.83
Shares Used in Per Share Calculations
Basic	39,242	37,483	36,156	35,857	35,650
Diluted	40,559	38,712	36,864	36,718	36,622

	December 31,
	2018	2017 (1) (5)	2016 (2) (5)	2015 (3) (5)	2014 (4)
	(In thousands)
Consolidated Balance Sheet Data
Total assets	$1,081,242	$1,016,362	$966,884	$602,022	$560,214
Long-term debt, net	135,417	194,917	245,731	—	—
Total liabilities	401,625	462,021	508,048	181,558	170,116
Total stockholders’ equity	$679,617	$554,341	$458,836	$420,464	$390,098
__________________________________________________

(1)	Includes InPharmics financial results as of April 2017, the acquisition date.

(2)	Includes Aesynt and Ateb financial results as of the acquisition dates of January 2016 and December 2016, respectively.

(3)	Includes Avantec and Mach4 financial results as of April 2015, the acquisition date.

(4)	Includes Surgichem financial results as of August 2014, the acquisition date.

(5)	As adjusted for full retrospective adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

(6)	Refer to Note 1, Organization and Summary of Significant Accounting Policies, for the out-of-period adjustments included in the year ended December 31, 2018.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes in this annual report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A “Risk

Factors” and elsewhere in this annual report. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal year and the associated quarters of those fiscal years.
OVERVIEW
Our Business
We are a leading provider of medication and supply dispensing automation, central pharmacy automation, analytics software, and medication adherence solutions. As we build on our vision of the Autonomous Pharmacy - a more fully automated and digitized system of medication management - we believe we will further help enable healthcare providers to improve patient safety, increase efficiency, lower costs, tighten regulatory compliance and address population health challenges.
In 2018, we managed our business as two operating segments, Automation and Analytics and Medication Adherence:

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems and related software and services. Our Automation and Analytics products are designed to enable our customers to improve the effectiveness of the medication-use process and the efficiency of the medical-surgical supply chain, and contribute to better patient care and financial outcomes of medical facilities. The products in this segment are primarily sold to acute care (hospital) facilities.

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing and selling of solutions to assist patients in becoming and remaining adherent to their medication regimens. These solutions comprise a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or used by patients themselves. Products include software-based systems, medication adherence packaging, equipment for fulfilling the packaging and ancillary products and services. These products, which are sold under the brand names SureMed® and Omnicell, are used to manage medication administration outside of the hospital setting.

For further description of our operating segments, please refer to Note 14, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in this annual report.
We sell our product and consumable solutions together with related service offerings. Revenue generated in the United States represented 87% of our total revenues in 2018. We have not sold in the past, and have no future plans to sell our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Strategy
The healthcare market is experiencing a period of substantive change. In recent years, healthcare providers and facilities have faced increased spending on medication management, rising pharmaceutical costs and substantial increases in healthcare administration. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs and improve patient safety, and have elevated the strategic importance of medication management across the continuum of care. Furthermore, the adoption of electronic healthcare records, new regulatory constraints, and changes in the reimbursement structure have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe our customers’ evolving operating environment creates challenges for any supplier, but also affords opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have and intend to continue to invest in the strategies which we believe have generated and will continue to generate our revenue and earnings growth, while supporting our customers’ initiatives and needs. These strategies include:

•
Development of a differentiated platform. We intend to continue our focus on further penetrating existing markets through technological leadership and our differentiated platform by consistently innovating our product and service offerings and maintaining our customer-oriented product installation process. We have developed numerous technologies that solve significant challenges for our customers. For example, our XR2 Automated Central Pharmacy System is designed to allow pharmacies to more fully automate medication dispensing, and help to reduce labor cost, decrease medication waste, and improve patient safety; our IVX Workflow solution is designed to reduce medication compounding errors compared to manual compounding methods; and our Performance Center offering leverages predictive analytics to help pharmacies be more proactive in addressing drug shortages.

•
Deliver our solutions to new markets. We seek to increase penetration of new markets, such as non-acute care and international markets by: launching new products and technologies that are specific to the needs of those markets; building and establishing direct sales, distribution or other capabilities when and where it is appropriate; partnering with companies that have sales, distribution, or other capabilities that we do not possess; and increasing customer awareness of safety issues in the administration of medications. Consistent with this strategy, we have made investments in expanding our sales team and marketing to new customers. Our international efforts have focused primarily on two markets: Western Europe and the Middle East. We have also expanded our sales efforts to medication adherence customers in the United States.

•
Expansion of our solutions through acquisitions and partnerships. We believe that expansion of our product lines through acquisitions and partnerships to meet our customers’ changing and evolving expectations is a key component to our historical and future success. Building on the successful acquisitions of the past few years, we intend to continue to explore acquisition and partnership opportunities that are a strategic fit for our business, including in support of our Autonomous Pharmacy vision described above. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems.

Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced generally by a non-cancellable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and, other than subscription services based sales, generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month. Product bookings increased by 26%, from $568 million in 2017 to $716 million in 2018, driven by the success of our growth strategies in differentiated products, new markets and, by the contributions from our acquisitions of Aesynt, Ateb, and InPharmics.
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
The growth in the Medication Adherence revenue was primarily driven by further market penetration and adoption of our automated and semi-automated packaging equipment within the United States and Europe, Middle East and Africa, as well as modest price increases across the product lines.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving outcomes for healthcare providers and patients. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue.
In fiscal year 2017, we created Centers of Excellence (“COE”) for product development, engineering and manufacturing with the Point of Use COE located at our facilities in California, the Robotics and Central Pharmacy COE located at our facilities near Pittsburgh, Pennsylvania, and the Medication Adherence Consumables COE located at our facilities in St. Petersburg, Florida. As part of this initiative, we reduced our workforce in the first half of 2017 by approximately 100 full-time employees, or about 4% of the total headcount, and closed our Nashville, Tennessee, and Slovenia facilities.
Our full-time headcount of approximately 2,480 on December 31, 2018, an increase of approximately 130 from December 31, 2017, reflects our efforts to drive profitability and optimize resources allocation.
2017 Acquisitions
On April 12, 2017, we completed the acquisition of InPharmics, a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The purchase price consideration was $5.0 million, net of cash acquired of $0.3 million. The results of InPharmics’ operations have been included in our consolidated results of operations beginning April 13, 2017, and presented as part of the Automation and Analytics segment.
2016 Acquisitions
On January 5, 2016, we completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The purchase price consideration was $271.5 million net of cash acquired of $8.2 million. The results of Aesynt’s operations have been included in our consolidated results of operations since January 6, 2016, and presented as part of the Automation and Analytics segment.
On December 8, 2016, we completed our acquisition of Ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”). Ateb is a provider of pharmacy-based patient care and medication synchronization solutions to independent and chain pharmacies. The purchase price consideration was $40.7 million, net of cash acquired of $0.9 million. The results of Ateb’s operations have been included in our consolidated results of operations beginning December 9, 2016, and presented as part of the Medication Adherence segment.
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
Revenue Recognition
We earn revenues from sales of our medication and supply dispensing automation systems, along with consumables and related services, which are sold in the healthcare industry, our principal market. The transaction price of each contract with a customer is allocated to the identified performance obligations based on the relative fair value of each obligation. Our customer arrangements typically include one or more of the following performance obligations:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of our equipment or services.
Installation. Installation of equipment as integrated systems at customer sites.
Post-installation technical support. Phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available.
Professional services. Other customer services, such as training and consulting.
Prior to recognizing revenue, we identify the contract, performance obligations, and transaction price, and allocate the transaction price to the performance obligations. All identified contracts meet the following required criteria:
Parties to the contract have approved the contract (in writing, orally, or in accordance with other customary business practices) and are committed to perform their respective obligations. A majority of our contracts are evidenced by a non-cancelable written agreement. Contracts for consumable products are generally evidenced by an order placed via phone or a manual purchase order.
Entity can identify each party’s rights regarding the goods or services to be transferred. Contract terms are documented within the written agreements. Where a written contract does not exist, such as for consumable products, the rights of each party are understood as following our standard business process and terms.
The entity can identify the payment terms for the goods or services to be transferred. Payment terms are documented within the agreement and are generally net 30 days from shipment of tangible product or services performed. Where a written contract does not exist, our standard payment terms are net 30 day terms.
The contract has commercial substance (that is the risk, timing, or amount of the entity’s future cash flows is expected to change as a result of the contract.) Our agreements are an exchange of cash for a combination of products and services which result in changes in the amount of our future cash flows.
It is probable the entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. We perform a credit check for all significant customers or transactions and where collectability is not probable, payment in full or a substantial down payment is typically required to help assure the full agreed upon contract price will be collected.
We often enter into change orders which modify the product to be received by the customer pursuant to certain contracts. Changes to any contract are accounted for as a modification of the existing contract to the extent the goods and services to be delivered as part of the contract are generally consistent with the nature and type of those to be provided under the terms of the original contract. Examples of such change orders include the addition or removal of units of equipment or changes to the configuration of the equipment where the overall nature of the contract remains intact. Our change orders generally result in the change being accounted for as modifications of existing contracts given the nature of the impacted orders.
Distinct goods or services are identified as performance obligations. A series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer are considered a single performance obligation. Where a good or service is determined not to be distinct, we combine the good or service with other promised goods or services until a bundle of goods or services that is distinct is identified. To identify our performance obligations, we consider all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. When performance obligations are included in separate contracts, we consider an entire customer arrangement to determine if separate contracts should be considered combined for the purposes of revenue recognition. Most of our sales, other than renewals of support and maintenance, contain multiple performance obligations, with a combination of hardware systems, consumables and software products, support and maintenance, and professional services.
The transaction price of a contract is determined based on the fixed consideration, net of an estimate for variable consideration such as various discounts or rebates provided to customers. As a result of our commercial selling practices, contract prices are generally fixed with minimal, if any, variable consideration.
The transaction price is allocated to separate performance obligations proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.
We recognize revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as we provide a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to our unsatisfied performance obligations are recorded as deferred revenues.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The payment terms associated with our contracts vary, however, payment terms for product revenues are generally based on milestones tied to contract signing, shipment of products, and/or customer acceptance. Payment terms associated with the service portion of agreements are generally periodic and can be billed on a monthly, quarterly, or annual basis. In certain circumstances multiple years are billed at one time. The portion of these contract liabilities not expected to be recognized as revenue within twelve months of the balance sheet date are considered long term.
In the normal course of business, we typically do not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. We establish provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to our Consolidated Financial Statements for any periods presented.
A portion of our sales are made through multi-year lease agreements. Under sales-type leases, we recognize revenue for our hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once our installation obligations have been met. We optimize cash flows by selling a majority of our non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 49% of the lease receivable balance, are retained in-house. Interest income in these leases is recognized in product revenues using the effective interest method.

Contract Assets and Contract Liabilities
A contract asset is a right to consideration in exchange for goods or services that we have transferred to a customer when that right is conditional and is not just subject to the passage of time. A receivable will be recorded on the balance sheet when we have unconditional rights to consideration. A contract liability is an obligation to transfer goods or services for which we have received consideration, or for which an amount of consideration is due from the customer. Contract liabilities include customer deposits under non-cancelable contracts, and current and non-current deferred revenue balances. Our contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Contract Costs
We have determined that the incentive portions of our sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are not commensurate commissions earned on renewal of the service bookings, we concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. We apply a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as we expect the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense over the first two quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The commission expenses paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets.
Allowance for Doubtful Accounts and Notes Receivables from Investment in Sales-Type Leases
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to our financial position and results of operations.
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
Software Development Costs
We capitalize software development costs in accordance with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish feasibility when we complete a working model and amortize development costs over the estimated lives of the related products ranging from three to five years. All development costs prior to the completion of a working model are recognized as research and development expense.
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
Goodwill and Acquired Intangible Assets
Goodwill. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. Our reporting units are the same as our operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair values of our reporting units with their respective carrying amounts including goodwill. If the carrying value exceeds estimated fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
To determine each reporting unit’s fair value under the quantitative approach, we use a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of the sum of its reporting units’ fair value.
We performed a quantitative impairment analysis as of October 1, 2018 for our Medication Adherence reporting unit. We determined that the fair value of this reporting unit exceeded the carrying value by more than 41%, and thus no impairment was indicated. Additionally, we performed a qualitative impairment assessment analysis as of October 1, 2018 for our Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, the fair value of this reporting unit exceeded the carrying value, and thus no impairment was indicated.
Intangible assets. In connection with our acquisitions, we generally recognize assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, and trade names is recognized in selling, general, and administrative expenses.
We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of our intangible assets are subjective and are affected by changes to our business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
Valuation of Share-Based Compensation
We account for share-based compensation in accordance with ASC 718, Stock Compensation. We recognize compensation expense related to share-based compensation based on the grant date estimated fair value.
The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on our historical experience of employee stock option exercises, including forfeitures. Expense is recognized on a straight-line basis over the requisite service period.
The fair value of restricted stock units (“RSUs”) is based on the stock price on the grant date. The fair value of restricted stock awards (“RSAs”) is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.
The fair value of performance-based stock unit awards (“PSUs”) with service and market conditions is estimated using a Monte Carlo simulation model applying multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
Accounting for Income Taxes
We record an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with U.S.GAAP, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, we will incur a benefit or detriment on our income tax expense in the period of change. If we were to determine that all or part of the net deferred tax assets are not realizable in the future, we will record a valuation allowance that would be charged to earnings in the period such determination is made.
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

RESULTS OF OPERATIONS
Total Revenues

		Change in			Change in
	2018	$	%	2017	$	%	2016
	(Dollars in thousands)
Product revenues	$569,595	$59,394	12%	$510,201	$(17,526)	(3)%	$527,727
Percentage of total revenues	72%			72%			76%
Service and other revenues	217,714	15,201	8%	202,513	34,332	20%	168,181
Percentage of total revenues	28%			28%			24%
Total revenues	$787,309	$74,595	10%	$712,714	$16,806	2%	$695,908
2018 compared to 2017
Revenues were $787.3 million for the year ended December 31, 2018 compared to $712.7 million for the year ended December 31, 2017, representing an increase of approximately 10%. The year-over-year revenue increase was primarily attributed to an increase in product revenues of $59.4 million and an increase in service and other revenues of $15.2 million.
Product revenues represented 72% of total revenues for the years ended December 31, 2018 and December 31, 2017. Product revenues increased by $59.4 million due to increased sales of $55.0 million in our Automation and Analytics segment and increased sales of $4.4 million in our Medication Adherence segment. The increase in the Automation and Analytics segment was attributed to an increase in sales of XT series products as the sales for the year ended December 31, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the new XT series of products in the fourth quarter of 2016, an increase in sales of Performance Center, and an increase in sales of other products. The increase in the Medication Adherence segment was primarily attributed to higher completed installations of our VBM products compared to the year ended December 31, 2017.
Service and other revenues represented 28% of total revenues for the years ended December 31, 2018 and December 31, 2017. Service and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. The increase in service and other revenues of $15.2 million was attributable to year-over-year increases of $13.8 million and $1.4 million in our Automation and Analytics and Medication Adherence segments, respectively. The increase in revenue growth in our Automation and Analytics segment was a result of higher service renewal fees driven mainly by an increase in our installed customer base. The increase in the Medication Adherence segment was primarily a result of our investing in the acquired Ateb business.
Our international sales represented 13%, 14%, and 15% of total revenues for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively, and are expected to be affected by foreign currency exchange rates fluctuations. The decrease in international revenues as a percentage of our total revenues was primarily related to our acquired companies, Aesynt and Ateb, which have a greater market presence in United States compared to international markets. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates.
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
2017 compared to 2016
Revenues were $712.7 million for the year ended December 31, 2017 compared to $695.9 million for the year ended December 31, 2016, representing an increase of approximately 2%. The year-over-year revenue increase was primarily attributed to an increase in service and other revenues of $34.3 million, offset by a decrease in product revenues of $17.5 million.
Product revenues represented 72% and 76% of total revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Product revenues decreased by $17.5 million due to decreased sales in our Automation and Analytics segment of $26.1 million, offset by increased sales of $8.6 million in our Medication Adherence segment. The decrease in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products decreased revenue recognition for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in the Medication Adherence segment was partially attributed to Ateb, acquired in the fourth quarter of 2016, which contributed $4.2 million to the increase in the product revenue during the year ended December 31, 2017. The remainder of the increase is primarily attributed to the introduction of the VBM product series in the fourth quarter of 2016.
Service and other revenues represented 28% and 24% of total revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Service and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. The increase in service and other revenues of $34.3 million was attributable to year-over-year increases of $16.1 million and $18.2 million in our Automation and Analytics and Medication Adherence segments, respectively. The increase in revenue growth in our Automation and Analytics segment was a result of higher service renewal fees driven mainly by an increase in installed customer base. The increase in the Medication Adherence segment was primarily attributed to Ateb, which contributed $18.7 million to the increase in the service revenue during the year ended December 31, 2017.
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
Financial Information by Segment
Revenues

		Change in			Change in
	2018	$	%	2017	$	%	2016
	(Dollars in thousands)
Revenues:
Automation and Analytics	$655,679	$68,738	12%	$586,941	$(9,970)	(2)%	$596,911
Percentage of total revenues	83%			82%			86%
Medication Adherence	131,630	5,857	5%	125,773	26,776	27%	98,997
Percentage of total revenues	17%			18%			14%
Total revenues	$787,309	$74,595	10%	$712,714	$16,806	2%	$695,908
2018 compared to 2017
The increase in Automation and Analytics revenues of $68.7 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily related to an increase in product revenues of $55.0 million and an increase in service revenue of $13.8 million. The increase in product revenues was attributed to an increase in sales of XT series products as the sales for the year ended December 31, 2017 had a slower conversion of bookings and backlog into revenues due to the introduction of the XT series of products in the fourth quarter of 2016, an increase in sales of Performance Center, and an increase in sales of other product mixes. The increase in service revenues was primarily attributed to higher service renewal fees driven mainly by an increase in our installed customer base.
The increase in Medication Adherence revenues of $5.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributed to increases in product revenues of $4.4 million and service revenues of $1.4 million. The increase in product revenues was primarily attributed to higher completed installations of our VBM products compared to the year ended December 31, 2017. The increase in service revenues was primarily a result of our investing in the acquired Ateb business.
2017 compared to 2016
The decrease in Automation and Analytics revenues of $10.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily related to a decrease in product revenues of $26.1 million partially offset by an increase in service revenue of $16.1 million. The decrease in revenues in the Automation and Analytics segment was attributed to a slower conversion of bookings and backlog into revenue due to the introduction of the new XT series of products in the fourth quarter of 2016. While we have experienced larger deal sizes, the administrative process of converting our existing bookings of G4 products into XT series products decelerated revenue recognition for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in service revenues in the Automation and

Analytics segment was primarily attributed to higher service renewal fees driven mainly by an increase in installed customer base.
The increase in Medication Adherence revenues of $26.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributed to increases in service revenues of $18.2 million and product revenues of $8.6 million. The increase in service revenues was primarily attributed to Ateb, which contributed $18.7 million to the increase during the year ended December 31, 2017. The increase in product revenues was primarily attributed to Ateb, which contributed $4.2 million to the increase, as well as the introduction of the VBM product series in the fourth quarter of 2016.
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

		Change in			Change in
	2018	$	%	2017	$	%	2016
	(Dollars in thousands)
Cost of revenues:
Automation and Analytics	$319,257	$10,814	4%	$308,443	$(2,524)	(1)%	$310,967
As a percentage of related revenues	49%			53%			52%
Medication Adherence	95,722	10,088	12%	85,634	17,778	26%	67,856
As a percentage of related revenues	73%			68%			69%
Total cost of revenues	$414,979	$20,902	5%	$394,077	$15,254	4%	$378,823
As a percentage of total revenues	53%			55%			54%

Gross profit:
Automation and Analytics	$336,422	$57,924	21%	$278,498	$(7,446)	(3)%	$285,944
Automation and Analytics gross margin	51%			47%			48%
Medication Adherence	35,908	(4,231)	(11)%	40,139	8,998	29%	31,141
Medication Adherence gross margin	27%			32%			31%
Total gross profit	$372,330	$53,693	17%	$318,637	$1,552	—%	$317,085
Total gross margin	47%			45%			46%
2018 compared to 2017
Automation and Analytics. Cost of revenues for the year ended December 31, 2018 increased by $10.8 million compared to the year ended December 31, 2017. The increase in cost of revenues is primarily due to the increase in revenues of $68.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, partially offset by the efficiencies, economies of scale, and cost savings on the XT series of products, as we ramped up from their introduction in the fourth quarter of 2016, as well as the increase in sales of Performance Center, which have higher gross margins. Our gross profit for the year ended December 31, 2018 was $336.4 million as compared to $278.5 million for the year ended December 31, 2017.
Medication Adherence. Cost of revenues increased by $10.1 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in cost of revenues is primarily due to the increase in revenues for the year ended December 31, 2018 compared to the year ended December 31, 2017, and $2.1 million of excess and obsolete reserve for slower moving inventory. Our gross profit for the year ended December 31, 2018 was $35.9 million as compared to $40.1 million for the year ended December 31, 2017.

2017 compared to 2016
Automation and Analytics. Cost of revenues for the year ended December 31, 2017 decreased by $2.5 million compared to the year ended December 31, 2016 primarily due to a decrease in product costs of $9.1 million, partially offset by an increase in service costs of $6.5 million. The decrease in product costs is primarily due to the decrease in product revenues of $26.1 million partially offset by costs attributed to the XT series manufacturing ramp up, including costs related to design refinement and lower overhead absorption due to the decrease of revenues from the XT conversion. The increase in service costs is primarily due to the increase in service revenues of $16.1 million, which is offset by a slight decrease in costs due to efficiencies from scaling and cost saving activities. Our gross profit for the year ended December 31, 2017 was $278.5 million as compared to $285.9 million for the year ended December 31, 2016.
Medication Adherence. Cost of revenues increased by $17.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the increase in product costs and service costs of $11.5 million and $6.3 million, respectively. The increase in product costs was attributed to (i) increase in product revenues of $8.6 million, (ii) increase in product costs of $5.4 million related to Ateb, and (iii) product mix from higher volume of sales of lower margin products. The increase in service costs was primarily attributed to the increase in service costs of $6.3 million related to Ateb. Our gross profit for the year ended December 31, 2017 was $40.1 million as compared to $31.1 million for the year ended December 31, 2016.
Operating Expenses and Income from Operations

		Change in			Change in
	2018	$	%	2017	$	%	2016
	(Dollars in thousands)
Operating expenses:
Research and development	$64,843	$(1,179)	(2)%	$66,022	$8,223	14%	$57,799
As a percentage of total revenues	8%			9%			8%
Selling, general, and administrative	263,095	21,625	9%	241,470	3,589	2%	237,881
As a percentage of total revenues	33%			34%			34%
Total operating expenses	$327,938	$20,446	7%	$307,492	$11,812	4%	$295,680
As a percentage of total revenues	42%			43%			42%

Income (loss) from operations:
Automation and Analytics	$148,119	$54,478	58%	$93,641	$(5,431)	(5)%	$99,072
Operating margin	23%			16%			17%
Medication Adherence	(5,522)	(3,926)	246%	(1,596)	(7,894)	(125)%	6,298
Operating margin	(4)%			(1)%			6%
Corporate expenses (“Common”)	(98,205)	(17,305)	21%	(80,900)	3,065	(4)%	(83,965)
Total income from operations	$44,392	$33,247	298%	$11,145	$(10,260)	(48)%	$21,405
Total operating margin	6%			2%			3%

Interest and other income (expense), net	$(8,776)	$(2,143)	32%	$(6,633)	$1,796	(21)%	$(8,429)
2018 compared to 2017
Research and Development. Research and development expenses decreased $1.2 million for the year ended December 31, 2018 as compared to year ended December 31, 2017, primarily driven by a decrease in research and development expenses of $3.9 million in our Automation and Analytics segment, offset by an increase in research and development expenses of $0.7 million in our Medication Adherence segment and an increase of $2.0 million in corporate-related research and development expenses. The decrease in the Automation and Analytics segment was primarily attributed to several research and development projects reaching capitalization stage during the period ended December 31, 2018 as we are allocating additional resources to software projects, resulting in lower research and development expenses. The increase in corporate-related expenses was primarily due to an increase in consulting fees related to a key engineering product management project.

Selling, General, and Administrative. Selling, general, and administrative expenses increased $21.6 million for the year ended December 31, 2018 as compared to year ended December 31, 2017, due to overall growth of operations and an increase in employee-related expenses due to the increase in headcount, as well as an increase in commissions of $3.2 million attributable to increases in bookings, and severance and consulting costs related to organizational realignment of $1.3 million, partially offset by out-of-period adjustments of $2.6 million as discussed in Note 1, Organization and Summary of Significant Accounting Policies.
Interest and Other Income (Expense), Net. The $2.1 million increase in interest and other income (expense), net for the year ended December 31, 2018 as compared to year ended December 31, 2017 was due to an increase in expenses related to foreign currency fluctuations, interest, bank charges, and amortization of debt fees and issuance costs, partially offset by a contingent gain of $2.5 million recognized in the second quarter of 2018 related to a settlement agreement associated with the Ateb acquisition.
2017 compared to 2016
Research and Development. Research and development expenses increased $8.2 million for the year ended December 31, 2017 as compared to year ended December 31, 2016, primarily driven by increases of $0.2 million and $6.8 million in our Automation and Analytics and Medication Adherence segments, respectively. In addition, corporate-related research and development expenses increased by $1.2 million. The increase in our Medication and Adherence segment was primarily attributable to Ateb, which contributed $5.5 million to the increase year over year. The remaining increase in the Medication Adherence segment is primarily related to continued investment in the segment. The increase in the corporate-related expenses related to new and ongoing research and development projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased $3.6 million for the year ended December 31, 2017 as compared to year ended December 31, 2016 due to an increase in our Medication Adherence segment of $10.1 million, offset by decreases from our Automation and Analytics segment of $2.3 million and corporate-related expenses of $4.3 million. The increase from our Medication Adherence segment is primarily attributed to Ateb, which contributed $9.1 million to the increase. The remaining increase is primarily due to normal growth to support the business and attributed to higher commissions, benefits and salaries, and other investment in the business. The decrease in our Automation and Analytics segment was mainly due to lower amortization expense related to intangible assets of $2.4 million and a decrease in professional fees of $1.8 million related to Aesynt. The decreases are offset by normal growth of operations. The decrease in our corporate-related expenses was mainly due to lower integration and acquisition related cost as well as an overall reduction in cost as part of cost saving initiatives.
Interest and Other Income (Expense), Net. The $1.8 million decrease in interest and other income (expense), net for the year ended December 31, 2017 as compared to year ended December 31, 2016 was due to a decrease in expenses related to foreign currency fluctuations, interest and bank charges.
Provision for (Benefit from) Taxes

		Change in			Change in
	2018	$	%	2017	$	%	2016
	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,113)	$23,893	(92)%	$(26,006)	$(29,226)	(908)%	$3,220
Effective tax rate on earnings	(6)%			(576)%			25%
2018 compared to 2017
We recorded a benefit from income taxes of $2.1 million and a negative effective tax rate of 6% for the year ended December 31, 2018, compared to a tax benefit of $26.0 million and a negative effective tax rate of 576% for the year ended December 31, 2017. The 2018 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to a favorable impact from the excess tax benefit from equity-based compensation, favorable impact of research and development credits, and a tax benefit recorded due to restructuring entity reclassification. The increase in the annual effective tax rate in 2018 as compared to 2017 was primarily due to the increase in our earnings and the one-time nature of the $20.0 million benefit from enactment of the U.S. tax reform entitled the 2017 Tax Cuts and Jobs Act (the “Tax Act”) recorded in 2017.
2017 compared to 2016
We recorded a benefit from income taxes of $26.0 million and a negative effective tax rate of 576% for the year ended December 31, 2017, compared to a tax expense of $3.2 million and an effective tax rate of 25% for the year ended

December 31, 2016. The 2017 annual effective tax rate differed from the statutory tax rate of 35%, primarily due to a favorable impact from the U.S. tax reform legislation that resulted in the recognition of a one-time benefit of $20.0 million from the revaluation of deferred tax assets and liabilities, as well as recording of the excess tax benefit from the equity-based compensation within income tax expense effective 2017, and favorable impact of research and development credits, the domestic production activities deduction, offset by unfavorable impact of geographic mix of earnings. The increase in the annual effective tax rate as compared to 2016 was primarily due to the favorable impact from enactment of the Tax Act.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $67.2 million at December 31, 2018, compared to $32.4 million at December 31, 2017. All of our cash and cash equivalents are invested in demand deposits only.
Our cash position and working capital at December 31, 2018 and December 31, 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Cash	$67,192	$32,424
Working Capital	$192,554	$147,066
Our ratio of current assets to current liabilities was 1.9:1 at December 31, 2018 and 1.7:1 at December 31, 2017.
Sources of Cash
On January 5, 2016, we entered into a $400.0 million secured credit facility pursuant to a credit agreement, by and among us, the lenders from time to time party thereto, Wells Fargo Securities, LLC, as sole lead arranger and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $200.0 million term loan facility (the “Term Loan Facility”), and prior to the amendment discussed below, a $200.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”). In addition, the Credit Agreement includes a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million.
On December 26, 2017 and April 11, 2017, we entered into the amendments to the Credit Agreement. Under these amendments, the Revolving Credit Facility was increased from $200.0 million to $315.0 million and certain other modifications were made. Refer to Note 8, Debt and Credit Agreements, of the Notes to the Consolidated Financial Statements included in this annual report. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including acquisitions.
As of December 31, 2018, the outstanding balance from the Facilities was $140.0 million and we were in full compliance with all covenants.
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell from time to time through the Sales Agents up to $125.0 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. We intend to use the net proceeds from the sale, if any, of common stock in the offering for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital.
For the year ended December 31, 2017, we received gross proceeds of $14.7 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.8 million on sales of approximately 294,000 shares of our common stock at an average price of approximately $49.85 per share.
For the year ended December 31, 2018, we received gross proceeds of $40.3 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 557,000 shares of our common stock at an average price of approximately $72.40 per share. As of December 31, 2018, we had an aggregate of $70.0 million available to be offered under the Distribution Agreement.

Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
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
In accordance with the share purchase agreement entered into on April 30, 2015 under which we acquired Avantec, we agreed to pay potential earn-out payments of up to $3.0 million payable after December 31, 2015 and an additional $3.0 million payable after December 31, 2016, based on bookings targets. The fair value of these potential earn-out payments as of the acquisition date was $5.6 million. Additionally we retained $1.8 million of the purchase consideration to be held to settle any future indemnification claims within an 18-month period following the closing. During the year ended December 31, 2016, we paid out $3.0 million in earn-out payments, $1.8 million in held back payments for future indemnifications, and recognized $0.6 million of contingent gain as certain booking targets were not met. During the year ended December 31, 2017, we concluded that the final payout had been earned and paid out $2.4 million during the third quarter of 2017.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2018, which may result in additional use of cash. See Note 12, Stock Repurchase Program, of the Notes to Consolidated Financial Statements included in this annual report. There were no stock repurchases during the years ended December 31, 2018, December 31, 2017, and December 31, 2016.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$103,966	$24,834	$49,900
Investing activities	(54,374)	(34,987)	(341,323)
Financing activities	(13,597)	(9,877)	263,752
Effect of exchange rate changes on cash and cash equivalents	(1,227)	(2,034)	(58)
Net increase (decrease) in cash and cash equivalents	$34,768	$(22,064)	$(27,729)
Operating activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $104.0 million for 2018, primarily consisting of net income of $37.7 million adjusted for non-cash items of $77.0 million offset by changes in assets and liabilities of $10.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $51.4 million, share-based compensation expense of $28.9 million, $2.3 million of amortization of debt financing fees, and an increase in deferred income taxes of $5.7 million.

Changes in assets and liabilities include cash outflows from (i) a decrease in accounts payables of $9.2 million due to cash conservation efforts in 2017, which resulted in higher payable balances, and timing of payments, (ii) an increase of other long-term assets of $7.1 million due an increase in unbilled receivables, (iii) an increase in inventories of $6.8 million for inventory buildup in support of forecasted sales, (iv) an increase in accounts receivable and unbilled receivables of $6.2 million due to increased billings and the timing of billings and collections, and (v) an increase of prepaid commissions of $4.7 million due to an increase in bookings. These cash outflows were partially offset by an increase of accrued compensation of $14.4 million, an increase in other accrued liabilities of $8.2 million, and an increase in deferred revenue of $3.0 million due to the increased billings and the timing of orders and revenue being recognized for installed product.
Net cash provided by operating activities was $24.8 million for 2017, primarily consisting of net income of $30.5 million adjusted for non-cash items of $44.1 million offset by changes in assets and liabilities of $49.8 million. The non-cash items primarily consisted of depreciation and amortization expense of $51.5 million, share-based compensation expense of $21.9 million, $1.6 million of amortization of debt financing fees, and an increase in deferred income taxes of $31.4 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $40.6 million due to the timing of billings and collections, (ii) an increase in inventories of $26.8 million for inventory buildup in support of forecasted sales, (iii) an increase in prepaid expenses of $4.9 million, (iv) an increase in prepaid commissions of $4.0 million, (v) a decrease in deferred revenue of $2.3 million due to the timing of orders and revenue being recognized for installed product, and (vi) an increase in other current assets of $2.1 million. These cash outflows were partially offset by an increase in accounts payable of $19.7 million primarily due to the increase in inventory and timing of payments, a decrease in the investment in sales-type leases of $6.6 million, and an increase in other accrued liabilities of $4.4 million.
Net cash provided by operating activities was $49.9 million for 2016, primarily consisting of net income of $9.8 million adjusted for non-cash items $75.4 million offset by changes in assets and liabilities of $35.3 million. The non-cash items primarily consisted of depreciation and amortization expense of $58.4 million, share-based compensation expense of $19.5 million, and an increase in deferred income taxes of $5.1 million. Changes in assets and liabilities include cash outflows from (i) a $9.6 million increase in investment in sales-type leases due to additional lease transactions entered into during the year, (ii) a $7.2 million increase in prepaid commissions, (iii) a $6.3 million decrease in other long-term liabilities, (iv) a $5.1 million increase in other long-term assets, (v) a $5.0 million decrease in accounts payable due to timing of payments, (vi) a $3.4 million increase in inventories to support sales forecast, and (vii) a decrease in the deferred revenue of $1.9 million. These cash outflows were partially offset by a decrease of $9.9 million in accounts receivable and unbilled receivables as result of higher collections in the fourth quarter of 2016.
Investing activities
Net cash used in investing activities was $54.4 million for 2018, which consisted of capital expenditures of $23.7 million for property and equipment and $30.7 million for costs of software development for external use.
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
Financing activities
Net cash used in financing activities was $13.6 million for 2018, primarily due to the repayment of $77.0 million of the Facilities and $6.8 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $30.6 million in proceeds from employee stock option exercises and employee stock plan purchases, and $39.6 million proceeds from sales of our common stock under the Distribution Agreement.
Net cash used in financing activities was $9.9 million for 2017, primarily due to the repayment of $102.5 million of the Facilities and $5.9 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $30.1 million in proceeds from employee stock option exercises and employee stock plan purchases, and $56.9 million proceeds from term loan and revolving credit facilities.
Net cash provided by financing activities was $263.8 million for 2016, as a result of $287.1 million of net proceeds from debt, $17.7 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by $34.5 million of repayments of debt and revolving credit facility, $3.5 million in employees taxes paid in relation to restricted stock units and $3.0 million of payment for contingent consideration.

Contractual Obligations
Contractual obligations as of December 31, 2018 were as follows:

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	2024 and thereafter
	(In thousands)
Operating leases (1)	$87,418	$14,153	$25,833	$20,143	$27,289
Purchase obligations (2)	52,183	50,185	1,225	764	9
Term loan facility (3)	140,000	—	140,000	—	—
Total (4) (5)	$279,601	$64,338	$167,058	$20,907	$27,298
_________________________________________________

(1)
Commitments under operating leases relate primarily to leased property and office equipment. Rent expense was $12.7 million, $11.5 million and $9.8 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

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

(3)
Amounts shown for term loan facility are principal repayments only. Due to use of interest rate swaps, the cash interest expense is partly variable and partly fixed, and is not reflected in the above table. Refer to Note 8, Debt and Credit Agreements, of the Notes to the Consolidated Financial Statements included in this annual report.

(4)
We have recorded $5.8 million for uncertain tax positions under long-term liabilities as of December 31, 2018 in accordance with the authoritative guidance summarized in the section entitled “Critical Accounting Policies and Estimates” above. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, $5.8 million in uncertain tax position liabilities have not been included in the table above. See Note 15, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report.

(5)	See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. At December 31, 2018, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2018, we had total debt under the Credit Agreement of $140.0 million. See Note 8, Debt and Credit Agreements, of the Notes to the Condensed Consolidated Financial Statements included in this annual report.
We use interest rate swap agreements to protect ourselves against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective beginning on June 30, 2016 and matures on April 30, 2019. At December 31, 2018, the total debt under the Facilities exposed to interest rate fluctuation risk was $40.0 million. An immediate increase of 1% in interest rate would result in $0.4 million of interest expense per year.

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
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2018 (1)	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except per share data)
2018 Consolidated Statements of Operations Data
Total revenue	$211,750	$204,267	$188,673	$182,619
Gross profit	102,183	98,909	88,783	82,455
Income from operations	18,930	17,495	7,334	633
Net income	$14,793	$13,628	$6,588	$2,720
Net income per share:
Basic	$0.37	$0.35	$0.17	$0.07
Diluted	$0.36	$0.33	$0.16	$0.07

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except per share data)
2017 Consolidated Statements of Operations Data
Total revenue	$196,371	$186,748	$181,042	$148,553
Gross profit	93,495	84,819	78,132	62,191
Income (loss) from operations	16,201	12,197	(701)	(16,552)
Net income (loss)	$31,225	$7,748	$1,880	$(10,335)
Net income (loss) per share:
Basic	$0.82	$0.21	$0.05	$(0.28)
Diluted	$0.79	$0.20	$0.05	$(0.28)
_________________________________________________

(1)
In the fourth quarter of 2018, we recorded out-of-period adjustments to correct errors originating in previous periods. For the three months ended December 31, 2018, the adjustments increased income before provision for income taxes by $3.7 million and net income by $2.9 million. Included in the out-of-period adjustments is a $2.6 million decrease in selling, general, and administrative expenses to correct purchase price accounting and integration activity for businesses acquired prior to 2018, and a $1.1 million increase in revenues and decrease in deferred revenues to correct misstatements originating in the first nine months of 2018. Management concluded the out-of-period adjustments are not material, individually or in the aggregate, to the three months ended December 31, 2018, or to any previously issued interim consolidated financial statements.

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
Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2018, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2018.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders expected to be held in May 2019 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers may be found under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this annual report, and in the sections entitled “Board and Corporate Governance Matters—Election of Directors” and “Board and Corporate Governance Matters—Information about our Directors and Nominees” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Board and Corporate Governance Matters—Information Regarding Committees of the Board of Directors—Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections entitled “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Proxy Statement. Such information is incorporated herein by reference.
Our written Code of Conduct applies to all of our directors and employees, including executive officers, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Conduct is available on our website at www.omnicell.com under the hyperlink titled “Corporate Governance.” Changes to or waivers of the Code of Conduct will be disclosed on the same website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Conduct by disclosing such information on the same website.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item with respect to director and executive officer compensation is incorporated by reference to the sections of our Proxy Statement entitled “Executive Compensation” and “Board and Corporate Governance Matters—Director Compensation.”
The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the section of our Proxy Statement entitled “Board and Corporate Governance Matters—Information Regarding Committees of the Board of Directors—Compensation Committee—Compensation Committee Interlocks and Insider Participation.”
The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporated herein by reference to the section of our Proxy Statement entitled “Executive Compensation—Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the section of our Proxy Statement entitled “Stock Ownership—Security Ownership of Certain Beneficial Owners and Management.”
The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the section of our Proxy Statement entitled “Equity Plan Information—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item with respect to related party transactions is incorporated herein by reference to the section of our Proxy Statement entitled “Board and Corporate Governance Matters—Certain Relationships and Related Transactions.”

The information required by this Item with respect to director independence is incorporated herein by reference to the section of our Proxy Statement entitled “Board and Corporate Governance Matters—Independence of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the section of our Proxy Statement entitled “Audit Matters—Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
The following documents are included as part of this annual report:

(1)	Consolidated Financial Statements:

(2)	Exhibits: The information required by this item is set forth on the exhibit index which precedes the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omnicell, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in fiscal year 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2019

We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Omnicell, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 27, 2019

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$67,192	$32,424
Accounts receivable and unbilled receivables, net of allowances of $2,582 and $5,738, respectively	196,238	190,046
Inventories	100,868	96,137
Prepaid expenses	20,700	20,392
Other current assets	12,136	13,273
Total current assets	397,134	352,272
Property and equipment, net	51,500	42,595
Long-term investment in sales-type leases, net	17,082	15,435
Goodwill	335,887	337,751
Intangible assets, net	143,686	168,107
Long-term deferred tax assets	15,197	9,454
Prepaid commissions	46,143	41,432
Other long-term assets	74,613	49,316
Total assets	$1,081,242	$1,016,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,038	$48,290
Accrued compensation	41,660	27,241
Accrued liabilities	43,047	35,693
Long-term debt, current portion, net	—	15,208
Deferred revenues, net	81,835	78,774
Total current liabilities	204,580	205,206
Long-term deferred revenues	10,582	10,623
Long-term deferred tax liabilities	41,484	41,446
Other long-term liabilities	9,562	9,829
Long-term debt, net	135,417	194,917
Total liabilities	401,625	462,021
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 49,480 and 47,577 shares issued; 40,335 and 38,432 shares outstanding, respectively	50	48
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	678,041	585,755
Retained earnings	197,454	159,725
Accumulated other comprehensive loss	(10,854)	(6,113)
Total stockholders’ equity	679,617	554,341
Total liabilities and stockholders’ equity	$1,081,242	$1,016,362
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Product revenues	$569,595	$510,201	$527,727
Services and other revenues	217,714	202,513	168,181
Total revenues	787,309	712,714	695,908
Cost of revenues:
Cost of product revenues	312,360	304,842	302,437
Cost of services and other revenues	102,619	89,235	76,386
Total cost of revenues	414,979	394,077	378,823
Gross profit	372,330	318,637	317,085
Operating expenses:
Research and development	64,843	66,022	57,799
Selling, general, and administrative	263,095	241,470	237,881
Total operating expenses	327,938	307,492	295,680
Income from operations	44,392	11,145	21,405
Interest and other income (expense), net	(8,776)	(6,633)	(8,429)
Income before provision for income taxes	35,616	4,512	12,976
Provision for (benefit from) income taxes	(2,113)	(26,006)	3,220
Net income	$37,729	$30,518	$9,756
Net income per share:
Basic	$0.96	$0.81	$0.27
Diluted	$0.93	$0.79	$0.26
Weighted-average shares outstanding:
Basic	39,242	37,483	36,156
Diluted	40,559	38,712	36,864
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$37,729	$30,518	$9,756
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain (loss) on interest rate swap contracts, net of tax	(421)	(404)	1,245
Foreign currency translation adjustments	(4,320)	3,810	(8,034)
Other comprehensive gain (loss)	(4,741)	3,406	(6,789)
Comprehensive income	$32,988	$33,924	$2,967
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2015	44,739	$45	(9,145)	$(185,074)	$490,354	$117,869	$(2,730)	$420,464
Net income	—	—	—	—	—	9,756	—	9,756
Other comprehensive loss	—	—	—	—	—	—	(6,789)	(6,789)
Share-based compensation	—	—	—	—	19,500	—	—	19,500
Issuance of common stock under employee stock plans	1,039	1	—	—	17,691	—	—	17,692
Tax payments related to restricted stock units	—	—	—	—	(3,490)	—	—	(3,490)
Income tax benefits from employee stock plans	—	—	—	—	1,703	—	—	1,703
Balances as of December 31, 2016	45,778	46	(9,145)	(185,074)	525,758	127,625	(9,519)	458,836
Net income	—	—	—	—	—	30,518	—	30,518
Other comprehensive income	—	—	—	—	—	—	3,406	3,406
At the market equity offering, net of costs	294	—	—	—	13,900	—	—	13,900
Share-based compensation	—	—	—	—	21,857	—	—	21,857
Issuance of common stock under employee stock plans	1,505	2	—	—	30,121	—	—	30,123
Tax payments related to restricted stock units	—	—	—	—	(5,892)	—	—	(5,892)
Cumulative effect of a change in accounting principle related to share-based compensation	—	—	—	—	—	1,582	—	1,582
Income tax benefits from employee stock plans	—	—	—	—	11	—	—	11
Balances as of December 31, 2017	47,577	48	(9,145)	(185,074)	585,755	159,725	(6,113)	554,341
Net income	—	—	—	—	—	37,729	—	37,729
Other comprehensive loss	—	—	—	—	—	—	(4,741)	(4,741)
At the market equity offering, net of costs	557	1	—	—	39,566	—	—	39,567
Share-based compensation	—	—	—	—	28,885	—	—	28,885
Issuance of common stock under employee stock plans	1,346	1	—	—	30,610	—	—	30,611
Tax payments related to restricted stock units	—	—	—	—	(6,775)	—	—	(6,775)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Activities
Net income	$37,729	$30,518	$9,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,350	51,511	58,362
Loss on disposal of fixed assets	133	512	35
Gain related to contingent liability	—	—	(600)
Share-based compensation expense	28,885	21,857	19,500
Income tax benefits from employee stock plans	—	11	1,703
Deferred income taxes	(5,705)	(31,365)	(5,111)
Amortization of debt financing fees	2,292	1,590	1,590
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable and unbilled receivables	(6,192)	(40,598)	9,932
Inventories	(6,763)	(26,840)	(3,362)
Prepaid expenses	(308)	(4,920)	(386)
Other current assets	1,170	(2,074)	(1,093)
Investment in sales-type leases	(1,680)	6,625	(9,639)
Prepaid commissions	(4,711)	(3,966)	(7,150)
Other long-term assets	(7,077)	(1,373)	(5,133)
Accounts payable	(9,154)	19,709	(4,963)
Accrued compensation	14,419	519	(2,052)
Accrued liabilities	8,223	4,383	(3,287)
Deferred revenues	3,020	(2,334)	(1,938)
Other long-term liabilities	(1,665)	1,069	(6,264)
Net cash provided by operating activities	103,966	24,834	49,900
Investing Activities
Purchase of intangible assets, intellectual property, and patents	—	(160)	(1,372)
Software development for external use	(30,677)	(15,040)	(14,348)
Purchases of property and equipment	(23,697)	(15,341)	(13,445)
Business acquisitions, net of cash acquired	—	(4,446)	(312,158)
Net cash used in investing activities	(54,374)	(34,987)	(341,323)
Financing Activities
Proceeds from debt, net	—	56,894	287,051
Repayment of debt and revolving credit facility	(77,000)	(102,500)	(34,500)
Payment for contingent consideration	—	(2,400)	(3,000)
Proceeds from issuances under share-based compensation plans	30,611	30,121	17,691
Employees’ taxes paid related to restricted stock units	(6,775)	(5,892)	(3,490)
At the market offering, net of offering costs	39,567	13,900	—
Net cash provided by (used in) financing activities	(13,597)	(9,877)	263,752
Effect of exchange rate changes on cash and cash equivalents	(1,227)	(2,034)	(58)
Net increase (decrease) in cash and cash equivalents	34,768	(22,064)	(27,729)
Cash and cash equivalents at beginning of period	32,424	54,488	82,217
Cash and cash equivalents at end of period	$67,192	$32,424	$54,488
Supplemental cash flow information
Cash paid for interest	$7,487	$6,550	$5,344
Cash paid for taxes, net of refunds	$3,489	$7,780	$11,091
Supplemental disclosure of non-cash investing activities
Non-cash activity business acquisition	$—	$3,400	$—
Unpaid property and equipment purchases	$1,123	$1,691	$246
Transfers between inventory and property and equipment, net	$2,032	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products are medication and supply dispensing automation solutions, central pharmacy automation solutions, analytics software, and medication adherence solutions which are sold in its principal market, which is the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” collectively refer to Omnicell, Inc. and its subsidiaries.
Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The Consolidated Financial Statements include the Company’s accounts as well as those of its wholly owned subsidiaries after the elimination of intercompany balances and transactions.
On April 12, 2017, the Company completed its acquisition of Dixie Drawl, LLC d/b/a InPharmics (“InPharmics”). On December 8, 2016, the Company completed its acquisition of Ateb, Inc. and Ateb Canada Ltd. (together, “Ateb”). On January 5, 2016, the Company completed its acquisition of Aesynt Holding Cooperatief U.A. (“Aesynt”). The consolidated financial statements include the results of operations of these recently acquired companies, commencing as of their respective acquisition dates. The significant accounting policies of the acquired businesses have been aligned to conform to the accounting policies of Omnicell.
Certain prior-year amounts have been adjusted to conform with the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which became effective for the Company beginning on January 1, 2018. Refer to “Recently Adopted Authoritative Guidance” for the effects of adoption of ASC 606 and the section below for the updated revenue recognition policy.
Certain prior-year amounts have been reclassified to conform with current-period presentation. These reclassifications include (i) reclassification of revenues from services and other revenues to product revenues of $0.8 million for the year ended December 31, 2017 related to software term-license sales, (ii) a change in inventories presentation related to allocation of inventories obsolescence reserve between finished goods, raw materials, and work in progress in Note 5, Balance Sheet Components. of the Notes to the Consolidated Financial Statements, and (iii) a change in intangible assets presentation related to presenting foreign currency impact separately in Note 7, Goodwill and Intangible Assets, of the Notes to the Consolidated Financial Statements. These changes were not deemed material and were included to conform with current-period classification and presentation.
During 2018, the Company recorded out-of-period adjustments to correct errors originating in previous periods, which resulted in the increase of income before taxes of $3.2 million and net income of $2.5 million for the year ended December 31, 2018. Included in the out-of-period adjustments is a $2.6 million decrease in selling, general, and administrative expenses to correct purchase price accounting and integration activity for businesses acquired prior to 2018 along with other miscellaneous adjustments. The adjustments were not considered material to the fiscal year ended December 31, 2018 or any previously issued interim or annual consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition; accounts receivable and notes receivable from investment in sales-type leases; inventory valuation; capitalized software development costs; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combination; share-based compensation; and accounting for income taxes.

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
Foreign Currency Translation and Remeasurement
Most of the Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. The Company translates the assets and liabilities of such non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as foreign currency translation adjustments and included in accumulated other comprehensive income (loss) in stockholders’ equity.
Assets and liabilities denominated in a currency other than the functional currency are remeasured into the respective entity’s functional currency. Monetary assets and liabilities are remeasured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are remeasured at historical rates. Gains and losses from foreign currency remeasurement of monetary assets and liabilities are recorded in interest and other income (expense).
Revenue Recognition
The Company earns revenues from sales of its medication and supply dispensing automation systems, along with consumables and related services, which are sold in the healthcare industry, its principal market. The transaction price of each contract with a customer is allocated to the identified performance obligations based on the relative fair value of each obligation. The Company’s customer arrangements typically include one or more of the following performance obligations:
Products. Software-enabled equipment that manages and regulates the storage and dispensing of pharmaceuticals, consumable blister cards and packaging equipment and other medical supplies.
Software. Additional software applications that enable incremental functionality of the Company’s equipment or services.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues, net of deferred cost of goods sold, at December 31, 2018 and December 31, 2017 were $92.4 million and $89.4 million, respectively, of which $81.8 million and $78.8 million, respectively, are expected to be completed within one year. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
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
In the normal course of business, the Company typically does not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. The Company establishes provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to the Consolidated Financial Statements for any periods presented.
A portion of the Company's sales are made through multi-year lease agreements. Under sales-type leases, the Company recognizes revenue for its hardware and software products net of lease execution costs, such as post-installation product maintenance and technical support, at the net present value of the lease payment stream once its installation obligations have been met. The Company optimizes cash flows by selling a majority of its non-U.S. government leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 49% of the lease receivable balance, are retained in-house. Revenues from sales-type leases of $39.2 million, $29.6 million, and $34.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 respectively, are included in product revenues in the Consolidated Statements of Operations. Interest income in these leases is recognized in product revenues using the effective interest method.
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with Omnicell and can purchase Company’s product at pre-negotiated contract terms and pricing. GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $8.7 million, $7.4 million, and $8.4 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2018, sales to members of the ten largest GPOs accounted for approximately 59% of total consolidated revenue.
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
The following table reflects the Company’s contract assets and contract liabilities:

	December 31, 2018	December 31, 2017
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$9,191	$4,590
Long-term unbilled receivables - included in other long-term assets	16,481	9,475
Total contract assets	$25,672	$14,065

Short-term deferred revenues, net	$81,835	$78,774
Long-term deferred revenues	10,582	10,623
Total contract liabilities	$92,417	$89,397
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. Unbilled contract assets which were invoiced during the year ended December 31, 2018 as a result of the right to invoice for the transaction consideration becoming unconditional were not material. The contract modifications entered into during the year ended December 31, 2018 did not have a significant impact on the Company’s contract assets or deferred revenues. During the year ended December 31, 2018, the Company recognized revenues of $85.7 million that were included in the corresponding gross short-term deferred revenue balance of $95.7 million as of December 31, 2017.
Contract Costs
The Company has determined that the incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are not commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense over the first two quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $21.1 million, $17.9 million, and $18.8 million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The commission expenses paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2018.
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
Cash and Cash Equivalents and Fair Value of Financial Instruments. The Company classifies investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. The Company’s cash balances are maintained in demand deposit accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash investments.
Foreign currency forward contracts. The Company enters into foreign currency forward contracts to protect its business from the risk that exchange rates may affect the eventual cash flows resulting from intercompany transactions between Omnicell and its foreign subsidiaries. These transactions primarily arise as a result of products manufactured in the United States and sold to foreign subsidiaries in U.S. dollars rather than the subsidiaries’ functional currencies. These forward contracts are considered to be financial derivative instruments and are recorded at fair value. Changes in fair values of these financial derivative instruments are either recognized in other comprehensive income or net income depending on whether the derivative has been designated and qualifies as a hedging instrument. At December 31, 2018 and December 31, 2017, the Company had no outstanding foreign exchange forward contracts.
Interest rate swap agreements. During 2016, the Company entered into an interest rate swap agreement. The interest rate swap agreement, at its inception, qualified for and were designated as cash flow hedging instrument. In accordance with the Derivatives and Hedging topic of the Accounting Standards Codification, the Company records its interest rate swaps on its consolidated balance sheet at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. On a quarterly basis, the Company performs a qualitative assessment to determine effectiveness. For further information regarding these interest rate swap agreements, please refer to Note 4, Cash and Cash Equivalents and Fair Value of Financial Instruments.
Debt. The Company has entered into a Credit Agreement which provides for (a) a five-year revolving credit facility and (b) a five-year term loan facility (“Facilities”). The amount borrowed under these facilities is recorded at its carrying value at December 31, 2018. The fair value of debt at December 31, 2018 approximates the carrying value.
Allowance for Doubtful Accounts and Notes Receivables from Investment in Sales-Type Leases
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and the Company’s collection experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s financial position and results of operations.
There were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2018 and December 31, 2017.

The retained in-house leases discussed above are considered financing receivables. The Company’s credit policies and its evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The retained in-house leases are not stratified by portfolio or class.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables as in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $46.6 million, $40.0 million, and $28.7 million during fiscal years 2018, 2017, and 2016, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $10.6 million, $0.1 million, and $0.2 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Inventory
Inventories are stated at the lower of cost, computed using the first-in, first-out method, and net realizable value. Inbound shipping costs are included in cost of inventory. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are impacted by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods. Shipments from suppliers or contract manufacturers before the Company receives them are recorded as in-transit inventory when title and the significant risks and rewards of ownership have passed to the Company.
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There were no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of two months’ notice. Purchases from this supplier were $54.8 million, $64.5 million, and $47.9 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Property and Equipment
Property and equipment less accumulated depreciation are stated at historical cost. The Company’s expenditures for property and equipment are primarily for computer equipment and software used in the administration of its business, and for leasehold improvements to its leased facilities. The Company also develops molds and dies used in long-term manufacturing arrangements with suppliers and for production automation equipment used in the manufacturing of consumable blister card components. Depreciation and amortization is computed by use of the straight-line method over the estimated useful lives of the assets as stated below:

Computer equipment and related software	3 - 5 years
Leasehold and building improvements	Shorter of the lease term or the estimated useful life
Furniture and fixtures	5 - 7 years
Equipment	3 - 12 years
Depreciation and amortization of property and equipment was $15.1 million, $16.2 million, and $15.0 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $1.1 million and $0.4 million of costs related to the application development of enterprise-level software that was included in property and equipment during the years ended December 31, 2018 and December 31, 2017, respectively.

Software Development Costs
The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes feasibility when it completes a working model and amortizes development costs over the estimated lives of the related products ranging from three to five years. The Company capitalized software development costs of $30.7 million and $15.0 million, which are included in other assets as of December 31, 2018 and December 31, 2017, respectively. The Company recorded $12.5 million, $9.7 million, and $7.1 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. All development costs prior to the completion of a working model are recognized as research and development expense.
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
Goodwill and Acquired Intangible Assets
Goodwill. The Company reviews goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. The Company’s reporting units are the same as its operating segments, which are Automation and Analytics and Medication Adherence. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company decides to bypass this option, it proceeds to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair values of the Company’s reporting units with their respective carrying amounts including goodwill. If the carrying value exceeds estimated fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
To determine each reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of that reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of the sum of its reporting units’ fair value.
The Company performed a quantitative impairment analysis as of October 1, 2018 for its Medication Adherence reporting unit. The Company determined that the fair value of this reporting unit exceeded the carrying value by more than 41%, and thus no impairment was indicated. Additionally, the Company performed a qualitative impairment assessment analysis as of October 1, 2018 for its Automation and Analytics reporting unit taking into consideration past, current and projected future earnings, recent trends and market conditions; and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, an impairment does not exist as of December 31, 2018.
Intangible assets. In connection with the Company’s acquisitions, it generally recognizes assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, and trade names is recognized in selling, general, and administrative expenses.

The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2018 and December 31, 2017, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
Valuation of Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation. The Company recognizes compensation expense related to share-based compensation based on the grant date estimated fair value.
The fair value of stock options (“options”) on the grant date is estimated using the Black-Scholes option pricing model, which requires the following inputs: expected life, expected volatility, risk-free interest rate, expected dividend yield rate, exercise price, and closing price of its common stock on the date of grant. The expected volatility is based on a combination of historical and market-based implied volatility, and the expected life of the awards is based on the Company’s historical experience of employee stock option exercises, including forfeitures. Expense is recognized on a straight-line basis over the requisite service period.
The fair value of restricted stock units (“RSUs”) is based on the stock price on the grant date. The fair value of restricted stock awards (“RSAs”) is their intrinsic value, which is the difference between the fair value of the underlying stock at the measurement date and the purchase price. The RSUs and RSAs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period.
The fair value of performance-based stock unit awards (“PSUs”) with service and market conditions is estimated using a Monte Carlo simulation model applying multiple awards approach. Expense is recognized when it is probable that the performance condition will be met using the accelerated attribution method over the requisite service period.
The valuation assumptions used in estimating the fair value of employee share-based awards may change in future periods.
Accounting for Income Taxes
The Company records an income tax provision for (benefit from) the anticipated tax consequences of the reported results of operations. In accordance with U.S. GAAP, the provision for (benefit from) income taxes is computed using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the periods in which those tax assets and liabilities are expected to be realized or settled. In the event that these tax rates change, the Company will incur a benefit or detriment on its income tax expense in the period of change. If the Company were to determine that all or part of the net deferred tax assets are not realizable in the future, it will record a valuation allowance that would be charged to earnings in the period such determination is made.
In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of U.S. GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $14.1 million,

$13.6 million, and $12.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
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
Adoption of the standard related to revenue recognition impacted the Company’s reported results as follows:

	Year Ended December 31, 2017
	As Reported	Adjustment	As Adjusted
	(In thousands, except per share data)
Revenues
Automation and Analytics	$590,392	$(3,451)	$586,941
Medication Adherence	125,773	—	125,773
Gross profit
Automation and Analytics	281,949	(3,451)	278,498
Medication Adherence	40,139	—	40,139
Selling, general, and administrative expenses	250,312	(8,842)	241,470
Provision for (benefit from) income taxes	(21,484)	(4,522)	(26,006)
Net income	$20,605	$9,913	$30,518
Net income per share - basic	$0.55	$0.26	$0.81
Net income per share - diluted	$0.53	$0.26	$0.79

	Year Ended December 31, 2016
	As Reported	Adjustment	As Adjusted
	(In thousands, except per share data)
Revenues
Automation and Analytics	$593,626	$3,285	$596,911
Medication Adherence	98,997	—	98,997
Gross profit
Automation and Analytics	282,659	3,285	285,944
Medication Adherence	31,141	—	31,141
Selling, general, and administrative expenses	249,520	(11,639)	237,881
Provision for (benefit from) income taxes	(2,551)	5,771	3,220
Net income	$603	$9,153	$9,756
Net income per share - basic	$0.02	$0.25	$0.27
Net income per share - diluted	$0.02	$0.24	$0.26

	December 31, 2017
	As Reported	Adjustment	As Adjusted
	(In thousands)
Accounts receivable and unbilled receivables, net	$189,227	$819	$190,046
Prepaid expenses	36,060	(15,668)	20,392
Prepaid commissions	—	41,432	41,432
Other long-term assets	39,841	9,475	49,316
Deferred revenues, net	86,104	(7,330)	78,774
Long-term, deferred revenues	17,244	(6,621)	10,623
Long-term, deferred tax liabilities	28,579	12,867	41,446
Stockholders’ equity	517,199	37,142	554,341
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
Recently Issued Authoritative Guidance
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount and timing of cash flows from leases. This new guidance will be effective for the Company beginning January 1, 2019. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company will elect this transition approach as well as elect the package of practical expedients permitted under the transition guidance within the new standard, which will allow the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2019. The Company will also elect to combine lease and non-lease components, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The Company’s adoption of the new standard is estimated to result in the recognition of right-of-use assets and offsetting lease liabilities for operating leases on the Consolidated Balance Sheets of approximately $66.0 million and $70.0 million, respectively, as of January 1, 2019. The difference between the right-of-use assets and lease liabilities is primarily due to the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the right-of-use assets. Adoption of the standard is not expected to have an impact on the Company’s stockholders’ equity, and is not expected to materially impact the Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
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
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of Dixie Drawl, LLC d/b/a InPharmics (“InPharmics”). InPharmics is a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million. Approximately $0.5 million of the total consideration was classified as a long-term liability for potential settlement of performance obligations. The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill. The results of the InPharmics’ operations have been included in the consolidated results of operations, and presented as part of the Automation and Analytics segment.
2016 Acquisitions
On January 5, 2016, the Company completed the acquisition of all of the membership interests of Aesynt. Aesynt is a provider of automated medication management systems, including dispensing robots with storage solutions, medication storage and dispensing carts and cabinets, I.V. sterile preparation robotics and software, including software related to medication management. The total consideration was $271.5 million, net of cash acquired of $8.2 million. The results of Aesynt’s operations have been included in the consolidated results of operations as of the time of the acquisition, and presented as part of the Automation and Analytics segment.
On December 8, 2016, the Company completed its acquisition of ateb, Inc., and Ateb Canada Ltd. (together, “Ateb”) for $40.7 million of cash consideration, net of $0.9 million cash on hand. The cash consideration, included the repayment of Ateb indebtedness and other adjustments provided for in the Ateb’s Securities Purchase Agreement. Ateb is a provider of pharmacy-based patient care and medication synchronization solutions to independent and chain pharmacies. The results of Ateb’s operations have been included in the consolidated results of operations as of the time of the acquisition, and presented as part of the Medication Adherence segment.
The Company accounted for the acquisitions of Aesynt and Ateb in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition dates, respectively. The Company incurred approximately $9.3 million in acquisition-related costs related to the Aesynt acquisition of which $6.4 million was recognized in the year ended December 31, 2016. During the year ended December 31, 2016, the Company incurred and expensed approximately $1.7 million of acquisition-related costs for Ateb. These costs are included in selling, general, and administrative expenses in the Company’s Consolidated Statement of Operations.
Pro Forma Financial Information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the years ended December 31, 2017 and December 31, 2016 as if these acquisitions had been completed on January 1, 2016. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2016. The unaudited pro forma information combines the historical results of the acquisitions with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma adjustments include the impact of fair value adjustment related to deferred revenues, inventory fair value adjustment, amortization of intangible assets, share-based compensation expense, interest expense and amortization of deferred issuance cost, and certain classification to conform to the Company’s accounting policies.

	Year Ended December 31,
	2017 (1)	2016 (1)
	(In thousands, except per share data)
Pro forma net revenues	$713,272	$723,085
Pro forma net income	$30,683	$8,109
Pro forma net income per share	$0.82	$0.22
Weighted-average number of shares	37,483	36,156
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.

Note 3.	Net Income Per Share
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
The basic and diluted net income per share calculation for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$37,729	$30,518	$9,756
Weighted-average shares outstanding — basic	39,242	37,483	36,156
Effect of dilutive securities from stock award plans	1,317	1,229	708
Weighted-average shares outstanding — diluted	40,559	38,712	36,864
Net income per share - basic	$0.96	$0.81	$0.27
Net income per share - diluted	$0.93	$0.79	$0.26

Anti-dilutive weighted-average shares related to stock award plans	1,279	501	1,345

Note 4.	Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $67.2 million and $32.4 million as of December 31, 2018 and December 31, 2017, respectively, consisted of demand deposits only.
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
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$562	$—	$562
Total financial assets	$—	$562	$—	$562
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$1,378	$—	$1,378
Total financial assets	$—	$1,378	$—	$1,378
There have been no transfers between fair value measurement levels during the years ended December 31, 2018 and December 31, 2017.

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
The fair value of the interest rate swap agreements at December 31, 2018 and December 31, 2017 was $0.6 million and $1.4 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

Note 5.	Balance Sheet Components
Balance sheet details as of December 31, 2018 and December 31, 2017 are presented in the tables below:

	December 31,
	2018	2017
	(In thousands)
Inventories:
Raw materials	$32,511	$31,275
Work in process	8,726	8,718
Finished goods	59,631	56,144
Total inventories	$100,868	$96,137

Property and equipment:
Equipment	$75,417	$69,550
Furniture and fixtures	7,844	6,534
Leasehold improvements	16,274	10,976
Software	42,048	37,168
Construction in progress	10,706	9,813
Property and equipment, gross	152,289	134,041
Accumulated depreciation and amortization	(100,789)	(91,446)
Total property and equipment, net	$51,500	$42,595

Other long-term assets:
Capitalized software, net	$56,819	$38,599
Unbilled receivables	16,481	9,475
Other assets	1,313	1,242
Total other long-term assets, net	$74,613	$49,316

Accrued liabilities:
Advance payments from customers	$8,993	$7,779
Rebates and lease buyouts	11,076	5,428
Group purchasing organization fees	4,455	3,449
Taxes payable	5,885	9,183
Other accrued liabilities	12,638	9,854
Total accrued liabilities	$43,047	$35,693

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2018 and December 31, 2017:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Balance as of December 31, 2016	$(10,764)	$1,245	$(9,519)
Other comprehensive income (loss) before reclassifications	3,810	409	4,219
Amounts reclassified from other comprehensive income (loss)	—	(813)	(813)
Net current-period other comprehensive income (loss), net of tax	3,810	(404)	3,406
Balance as of December 31, 2017	(6,954)	841	(6,113)
Other comprehensive income (loss) before reclassifications	(4,320)	777	(3,543)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(1,198)	(1,198)
Net current-period other comprehensive income (loss), net of tax	(4,320)	(421)	(4,741)
Balance as of December 31, 2018	$(11,274)	$420	$(10,854)

Note 6.	Net Investment in Sales-Type Leases
On a recurring basis, the Company enters into sales-type lease transactions with the majority varying in length from one to five years. The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2018 and December 31, 2017:

	December 31,
	2018	2017
	(In thousands)
Net minimum lease payments to be received	$28,295	$25,899
Less: unearned interest income portion	(2,477)	(1,695)
Net investment in sales-type leases	25,818	24,204
Less: short-term portion(1)	(8,736)	(8,769)
Long-term net investment in sales-type leases	$17,082	$15,435
_________________________________________________

(1)	The short-term portion of the net investment in sales-type leases is included in other current assets in the Consolidated Balance Sheets.
The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value, as the unearned interest income is immaterial.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of both December 31, 2018 and December 31, 2017.
At December 31, 2018, the future minimum lease payments under sales-type leases were as follows:

December 31, 2018
(In thousands)
2019	$9,899
2020	7,018
2021	4,779
2022	4,084
2023	2,178
Thereafter	337
Total	$28,295

Note 7.	Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	Automation and Analytics	Medication Adherence	Total
	(In thousands)
Net balance as of December 31, 2016	$215,082	$112,642	$327,724
Additions (1)	3,113	3,400	6,513
Adjustments (2)	2,656	858	3,514
Net balance as of December 31, 2017	220,851	116,900	337,751
Adjustments (2)	(1,296)	(568)	(1,864)
Net balance as of December 31, 2018	$219,555	$116,332	$335,887
_________________________________________________

(1)
Additions to goodwill in the Automation and Analytics segment was a result of the InPharmics acquisition in April 2017. Additions to goodwill in the Medication Adherence segment represent adjustments to the preliminary value assigned to goodwill in connection with the Ateb acquisition to reflect measurement period adjustments related to accounts receivable, other non-current assets, and other liabilities of $0.1 million, $0.7 million and $2.6 million, respectively.

(2)	Adjustments reflect foreign currency exchange rate fluctuations.
Intangible Assets, Net
The carrying amounts of intangible assets and useful lives as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(45,029)	$(1,185)	$89,020	1 - 30
Acquired technology	78,122	(29,206)	42	48,958	3 - 20
Backlog	21,350	(20,703)	—	647	1 - 4
Trade names	7,650	(4,361)	17	3,306	1 - 12
Patents	3,239	(1,488)	4	1,755	2 - 20
Non-compete agreements	1,900	(1,900)	—	—	3
Total intangibles assets, net	$247,495	$(102,687)	$(1,122)	$143,686

	December 31, 2017
	Gross carrying amount	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(33,988)	$(787)	$100,459	1 - 30
Acquired technology	74,222	(21,345)	221	53,098	3 - 20
Backlog	21,350	(17,182)	—	4,168	1 - 4
Trade names	7,650	(3,688)	40	4,002	1 - 12
Patents	3,239	(1,369)	10	1,880	2 - 20
Non-compete agreements	1,900	(1,300)	—	600	3
In-process technology	3,900	—	—	3,900	—
Total intangibles assets, net	$247,495	$(78,872)	$(516)	$168,107

During the year ended December 31, 2018, the Company reclassified in-process research and development intangible assets of $3.9 million to acquired technology due to the completion of a certain project.
Amortization expense of intangible assets was $23.8 million, $25.6 million, and $36.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2018
(In thousands)
2019	$18,832
2020	17,625
2021	16,279
2022	14,926
2023	13,793
Thereafter	62,231
Total	$143,686

Note 8.	Debt and Credit Agreements
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total leverage ratio and maintain a minimum fixed charge coverage ratio. The Company’s obligations under the Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and the subsidiary guarantors’ assets. In connection with entering into the Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a collateral agreement and subsidiary guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2018.
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
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs, which included an additional $2.1 million of incurred costs in connection with the Amendment signed in December 2017. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $7.5 million, $6.3 million, and $5.3 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Amortization expense related to fees and issuance costs was approximately $2.3 million, $1.6 million, and $1.6 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
The components of the Company’s debt obligations as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2017	Borrowings	Repayment/ Amortization	December 31, 2018
	(In thousands)
Term loan facility	$182,500	$—	$(42,500)	$140,000
Revolving credit facility	34,500	—	(34,500)	—
Total debt under the facilities	217,000	—	(77,000)	140,000
Less: Deferred issuance cost	(6,875)	—	2,292	(4,583)
Total debt, net of deferred issuance cost	$210,125	$—	$(74,708)	$135,417
Long-term debt, current portion, net of deferred issuance cost	15,208			—
Long-term debt, net of deferred issuance cost	$194,917			$135,417
As of December 31, 2018, the carrying amount of debt of $140.0 million approximates the comparable fair value of $143.5 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings. There have been no significant changes in the assumptions used as of December 31, 2018 as compared to the period as of December 31, 2017.

Note 9.	Deferred Revenues
Short-term deferred revenues of $81.8 million and $78.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $11.1 million and $16.9 million as of December 31, 2018 and December 31, 2017, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months.
Long-term deferred revenues include deferred revenues from service contracts of $10.6 million as of both December 31, 2018 and December 31, 2017.

Note 10.	Commitments and Contingencies
Lease Commitments
The Company leases office space and office equipment under operating leases. Commitments under operating leases primarily relate to leasehold property and office equipment. Rent expense was $12.7 million, $11.5 million, and $9.8 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
The minimum future payments on non-cancelable operating leases were as follows:

December 31, 2018
(In thousands)
2019	$14,153
2020	13,104
2021	12,729
2022	11,809
2023	8,334
Thereafter	27,289
Total minimum future lease payments	$87,418
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2018, the Company had non-cancelable purchase commitments of $52.2 million, of which $50.2 million is expected to be paid within the next twelve months.
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
On June 6, 2018, a class-action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint was held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The Illinois Supreme Court issued its decision in that case on January 25, 2019. In a status conference conducted by the court on February 20, 2019, the court established a deadline of April 12, 2019 for the defendants to answer or otherwise respond to the complaint. The Company intends to defend the lawsuit vigorously.

A declaratory judgment action was filed against the Company, on August 30, 2018, in the United States District Court for the Northern District of California, captioned Zurich American Insurance Company; American Guarantee & Liability Company v. Omnicell, Inc. and Does 1-10, inclusive, Case No. 3:18-CV-05345. The complaint seeks a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the underlying litigation, the Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161 pending in the Circuit Court of Cook County, Illinois, Chancery Division (“Underlying Action”), disclosed above, together with claims for reimbursement and unjust enrichment relating to the defense of the Underlying Action in the form of attorneys’ fees and other related costs. The Company has not responded to the complaint. On February 12, 2019, the court stayed the action pending the outcome of the Underlying Action and administratively closed the case. The Company intends to defend the lawsuit vigorously.
Guarantees
As permitted under Delaware law and the Company’s certificate of incorporation and bylaws, the Company has agreed to indemnify its directors and officers against certain losses that they may suffer by reason of the fact that such persons are, were or become its directors or officers. The term of the indemnification period is for the director’s or officer’s lifetime and there is no limit on the potential amount of future payments that the Company could be required to make under these indemnification agreements. The Company has purchased a directors’ and officers’ liability insurance policy that may enable it to recover a portion of any future payments that it may be required to make under these indemnification agreements. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.
Additionally, the Company undertakes indemnification obligations in its ordinary course of business in connection with, among other things, the licensing of its products and the provision of its support services. In the ordinary course of the Company’s business, the Company has in the past and may in the future agree to indemnify another party, generally its business affiliates or customers, against certain losses suffered or incurred by the indemnified party in connection with various types of claims, which may include, without limitation, claims of intellectual property infringement, certain tax liabilities, its gross negligence or intentional acts in the performance of support services and violations of laws. The term of these indemnification obligations is generally perpetual. In general, the Company attempts to limit the maximum potential amount of future payments that it may be required to make under these indemnification obligations to the amounts paid to it by a customer, but in some cases the obligation may not be so limited. In addition, the Company has in the past and may in the future warrant to its customers that its products will conform to functional specifications for a limited period of time following the date of installation (generally not exceeding 30 days) or that its software media is free from material defects. Sales contracts for certain of the Company’s medication packaging systems often include limited warranties for up to six months, but the periodic activity and ending warranty balances the Company records have historically been immaterial.
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2018 and December 31, 2017.

Note 11.	Employee Benefits and Share-Based Compensation
Stock Purchase Plan
1997 Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”), under which employees can purchase shares of its common stock based on a percentage of their compensation, but not greater than 15% of their earnings; provided, however, an eligible employee’s right to purchase shares of the Company’s common stock may not accrue at a rate which exceeds $25,000 of the fair market value of such shares for each calendar year in which such rights are outstanding. The purchase price per share must be equal to the lower of 85% of the fair value of the common stock at the beginning of a 24-month offering period or the end of each six-month purchasing period.

There was a total of 1.9 million shares reserved for future issuance under the ESPP as of December 31, 2018.
Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 6.9 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2018.
Options granted under the 2009 Plan generally become exercisable over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 36 equal monthly installments thereafter. The exercise prices of the options is the fair market value of common stock on the date of grant. RSUs generally vest over periods of up to four years, with one-fourth of the shares vesting one year from the vesting commencement date with respect to initial grants, and the remaining shares vesting in 12 equal quarterly installments thereafter. Awards of restricted stock to non-employee directors are granted on the date of the annual meeting of stockholders and vest in full on the date of the next annual meeting of stockholders, provided such non-employee director remains a director on such date. The fair value of the awards on the date of issuance is amortized to expense from the date of grant to the date of vesting and are expensed ratably on a straight-line basis over the vesting period. PSUs granted to the Company’s executives might include performance and market conditions. PSUs become eligible for vesting when certain market or performance conditions are met.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of product and service revenues	$4,634	$3,478	$2,596
Research and development	5,746	3,590	3,128
Selling, general, and administrative	18,505	14,789	13,776
Total share-based compensation expense	$28,885	$21,857	$19,500
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2018 and December 31, 2017. Income tax benefits realized from share-based compensation were $6.5 million, $8.2 million, and $5.4 million, for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Stock Options and ESPP Shares
The following assumptions were used to value stock options and ESPP shares granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2018, December 31, 2017, and December 31, 2016:

	Year Ended December 31,
	2018	2017	2016
Stock options
Expected life, years	4.8	4.7	4.9
Expected volatility, %	31.1%	29.6%	30.6%
Risk-free interest rate, %	2.8%	1.9%	1.5%
Estimated forfeiture rate, %	6.9%	7.7%	8.6%
Dividend yield, %	—%	—%	—%

Year Ended December 31,
	2018	2017	2016
Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.1% - 33.8%	25.8% - 32.8%	25.8% - 34.8%
Risk-free interest rate, %	0.8% - 2.7%	0.5% - 1.4%	0.3% - 0.8%
Dividend yield, %	—%	—%	—%
Stock Options Activity
The following table summarizes the share option activity under the Company’s 2009 Plan during the year ended December 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2017	3,323	$32.72	7.6	$53,953
Granted	1,359	54.00
Exercised	(672)	25.68
Expired	(16)	26.54
Forfeited	(246)	39.60
Outstanding at December 31, 2018	3,748	$41.27	7.6	$78,365
Exercisable at December 31, 2018	1,397	29.69	5.7	44,084
Vested and expected to vest at December 31, 2018 and thereafter	3,532	$40.64	7.6	$75,823
The weighted-average fair value per share of options granted during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $17.22, $13.25, and $9.33, respectively. The intrinsic value of options exercised during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $20.1 million, $18.2 million, and $5.6 million, respectively.
As of December 31, 2018, total unrecognized compensation cost related to unvested stock options was $29.7 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the year ended December 31, 2018, employees purchased approximately 452,038 shares of common stock under the ESPP and an aggregate of 6.4 million shares were issued under the ESPP as of December 31, 2018. As of December 31, 2018, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.9 million and is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Summaries of the restricted stock activity under the 2009 Plan are presented below for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2017	501	$38.90	1.5	$24,293
Granted (Awarded)	312	59.52
Vested (Released)	(213)	37.14
Forfeited	(62)	39.00
Outstanding and unvested at December 31, 2018	538	$51.52	1.6	$32,935
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $59.52, $45.97, and $32.58, respectively. The total fair value of RSUs that vested in the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $7.9 million, $6.5 million, and $4.8 million, respectively.
As of December 31, 2018, total unrecognized compensation cost related to RSUs was $24.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2017	23	$41.07
Granted (Awarded)	21	46.60
Vested (Released)	(23)	41.07
Outstanding and unvested at December 31, 2018	21	$46.60
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $46.60, $41.10, and $31.59, respectively. The total fair value of RSAs that vested in the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $1.0 million, $1.0 million, and $1.2 million, respectively.
As of December 31, 2018, total unrecognized compensation cost related to RSAs was $0.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Restricted Stock Units (PSUs)
In 2017, the Company granted 147,830 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2018, the Company granted 110,432 PSUs to its executive officers, all, none, or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2018 through March 1, 2019.
The fair value of a PSU award is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the “Index”).
For PSUs granted on February 6, 2018, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2018, compared to the trailing 20-day average stock price just prior to the first trading day of March 2019. For PSUs granted on February 8, 2017, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2017, compared to the trailing 20-day average stock price just prior to the first trading day of March 2018.

On March 7, 2017, the Compensation Committee confirmed 71.5% as the percentile rank of the Company’s 2017 total stockholder return. This resulted in 100% of the 2016 PSUs, or 122,740 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 7, 2017 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2017. Vesting is contingent upon continued service. Of the 122,740 shares eligible for time-based vesting under the 2016 PSUs, 89,350 shares have vested as of December 31, 2018.
On March 6, 2018, the Compensation Committee confirmed 60.0% as the percentile rank of the Company’s 2017 total stockholder return. This resulted in 100% of the 2017 PSUs, or 147,830 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 6, 2018 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2018. Vesting is contingent upon continued service. Of the 147,830 shares eligible for time-based vesting under the 2017 PSUs, 55,860 shares have vested as of December 31, 2018.
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Outstanding at December 31, 2017	225	$31.18
Granted	110	38.03
Vested	(106)	30.54
Forfeited	(32)	34.47
Outstanding and unvested at December 31, 2018	197	$34.83
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $38.03, $34.05, and $24.66, respectively. The total fair value of PSUs that vested in the years ended December 31, 2018, December 31, 2017, and December 31, 2016 was $3.2 million, $2.6 million, and $2.0 million, respectively.
As of December 31, 2018, total unrecognized compensation cost related to PSUs was approximately $2.5 million, which is expected to be recognized over the remaining weighted-average period of 1.2 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2018:

Number of Shares
(In thousands)
Share options outstanding	3,748
Non-vested restricted stock awards	755
Shares authorized for future issuance	2,431
ESPP shares available for future issuance	1,913
Total shares reserved for future issuance	8,847
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $4.6 million, $3.8 million, and $1.9 million in the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

Note 12.	Stock Repurchase Program
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016

Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of December 31, 2018, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
The timing, price, and volume of repurchases are to be based on market conditions, relevant securities laws, and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions, or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain Amendment of the Amended Credit Agreement, dated as of December 26, 2017, among the Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the years ended December 31, 2018, December 31, 2017, and December 31, 2016, the Company made no repurchases of its outstanding common stock.

Note 13.	Equity Offerings
On November 3, 2017, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as its sales agents, pursuant to which the Company may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of the Company’s common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange.
For the year ended December 31, 2017, the Company received gross proceeds of $14.7 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.8 million on sales of approximately 294,000 shares of its common stock at an average price of approximately $49.85 per share.
For the year ended December 31, 2018, the Company received gross proceeds of $40.3 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 557,000 shares of its common stock at an average price of approximately $72.40 per share. As of December 31, 2018, the Company had an aggregate of $70.0 million available to be offered under the Distribution Agreement.

Note 14.	Segment and Geographical Information
Segment Information
The Company’s CODM is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company’s segments using information about its revenues, gross profit, and income from operations. Such evaluation excludes general corporate-level costs that are not specific to either of the reportable segments and are managed separately at the corporate level. Corporate-level costs include expenses related to executive management, finance and accounting, human resources, legal, training and development, and certain administrative expenses.
The two operating segments, which are the same as the Company’s two reportable segments, are as follows:

•
Automation and Analytics. The Automation and Analytics segment is organized around the design, manufacturing, selling and servicing of medication and supply dispensing systems, pharmacy inventory management systems and related software and services. The Company’s Automation and Analytics products are designed to enable its customers to improve the effectiveness of the medication-use process and the efficiency of the medical-surgical supply chain, and contribute to better patient care and financial outcomes of medical facilities. The products in this segment are sold primarily to acute care (hospital) facilities. The financial results of InPharmics, acquired in the second quarter of 2017, and Aesynt, acquired in the first quarter of 2016, are included in the Automation and Analytics segment.

•
Medication Adherence. The Medication Adherence segment primarily includes the development, manufacturing and selling of solutions to assist patients in becoming and remaining adherent to their medication regimens. These solutions comprise a variety of tools and aids that may be directly used by a pharmacist or a healthcare provider in their direct care for a patient, or used by patients themselves. Products include software-based systems, medication adherence packaging, equipment for fulfilling the packaging and ancillary products and services. These products, which are sold under the brand names SureMed and Omnicell, are used to manage medication administration outside of the hospital setting. The financial results of Ateb, acquired in the fourth quarter of 2016, is included in the Medication Adherence segment.
The following table summarizes the financial performance of the Company’s reporting segments, including a reconciliation of income from segment operations to income from total operations:

	Year Ended December 31,
	2018			2017			2016
	Automation and Analytics	Medication Adherence	Total	Automation and Analytics (1)	Medication Adherence	Total	Automation and Analytics (1)	Medication Adherence	Total
	(In thousands)
Revenues:
Product revenues	$462,379	$107,216	$569,595	$407,427	$102,774	$510,201	$433,524	$94,203	$527,727
Services and other revenues	193,300	24,414	217,714	179,514	22,999	202,513	163,387	4,794	168,181
Total revenues	655,679	131,630	787,309	586,941	125,773	712,714	596,911	98,997	695,908
Cost of revenues:
Cost of product revenues	231,003	81,357	312,360	230,003	74,839	304,842	239,062	63,375	302,437
Cost of services and other revenues	88,254	14,365	102,619	78,440	10,795	89,235	71,905	4,481	76,386
Total cost of revenues	319,257	95,722	414,979	308,443	85,634	394,077	310,967	67,856	378,823
Gross profit	336,422	35,908	372,330	278,498	40,139	318,637	285,944	31,141	317,085
Operating expenses	188,303	41,430	229,733	184,857	41,735	226,592	186,872	24,843	211,715
Income (loss) from operations	$148,119	$(5,522)	$142,597	$93,641	$(1,596)	$92,045	$99,072	$6,298	$105,370
Corporate costs			98,205			80,900			83,965
Income from operations			$44,392			$11,145			$21,405
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues or accounts receivable balance at and for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.
Geographical Information
Revenues

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$685,881	$613,817	$594,851
Rest of world (1)	101,428	98,897	101,057
Total revenues	$787,309	$712,714	$695,908
___________________________________________

(1)	No individual country represented more than 10% of the respective totals.

Property and Equipment, Net

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$44,684	$34,899	$36,497
Rest of world (1)	6,816	7,696	5,514
Total property and equipment, net	$51,500	$42,595	$42,011
____________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Property and equipment, net is attributed to the geographic location in which it is located.

Note 15.	Income Taxes
The following is a geographical breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
	(In thousands)
Domestic	$46,528	$25,280	$16,395
Foreign	(10,912)	(20,768)	(3,419)
Income (loss) before provision for income taxes	$35,616	$4,512	$12,976
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
	(In thousands)
Current:
Federal	$1,404	$2,430	$6,724
State	1,832	1,852	1,323
Foreign	768	745	46
Total current income taxes	4,004	5,027	8,093
Deferred:
Federal	5,455	(19,822)	1,846
State	(909)	(3,430)	(1,255)
Foreign	(10,663)	(7,781)	(5,464)
Total deferred income taxes	(6,117)	(31,033)	(4,873)
Total provision for (benefit from) income taxes	$(2,113)	$(26,006)	$3,220
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2018	2017 (1)	2016 (1)
	(In thousands)
U.S. federal tax provision at statutory rate	$7,479	$1,579	$4,542
State taxes	651	224	236
Non-deductible expenses	1,424	1,373	1,212
Acquisition costs	—	—	845
Share-based compensation expense	414	39	1,941
Research tax credits	(3,230)	(3,233)	(2,075)
Domestic production deduction	—	(621)	(890)
Restructuring impact	(4,205)	—	—
Foreign derived intangible income deduction	(349)	—	—
Tax audit settlement	—	—	(2,499)
Foreign rate differential	561	938	(154)
Stock option tax benefit	(4,419)	(5,926)	—
One-time impact of the Tax Act	—	(20,005)	—
Other	(439)	(374)	62
Total provision for (benefit from) income taxes	$(2,113)	$(26,006)	$3,220
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.
Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31, 2018	December 31, 2017 (1)
	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$2,943	$127
Share-based compensation	5,531	4,460
Inventory related items	2,874	2,441
Tax credit carryforwards	7,413	9,349
Reserves and accruals	5,983	3,960
Loss carryforwards	17,515	8,643
Other, net	81	1,307
Gross deferred tax assets	42,340	30,287
Valuation allowance	(1,256)	—
Total net deferred tax assets	41,084	30,287

Intangibles	(32,304)	(36,780)
Depreciation and amortization	(22,504)	(14,338)
Prepaid expenses	(12,563)	(11,161)
Total deferred tax liabilities	(67,371)	(62,279)

Net deferred tax liabilities	$(26,287)	$(31,992)
___________________________________________

(1)	As adjusted for full retrospective adoption of ASC 606.

Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2018, $1.3 million of valuation allowances were recorded on certain foreign net operating losses carried forward, as the Company believes that such deferred tax assets are not more likely than not to be realized.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate from 35% to 21%, and as part of the transition to the new territorial tax system, the Tax Act imposes a one-time tax on a deemed repatriation of historical earnings of foreign subsidiaries. In addition, beginning as of January 1, 2018, the Tax Act created new taxes imposed on certain foreign earnings as part of the Global Intangible Low-Taxed Income, Base Erosion and Anti-Abuse Tax, and Foreign Derived Intangible Income. SEC Staff Accounting Bulletin No. 118 ("SAB 118") allowed the use of provisional amounts with reasonable estimates if the analysis of the impacts of the Tax Act have not been completed by when financial statements are issued for the year ended December 31, 2017. We reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax benefit of $20.0 million for the impact of the remeasurement of federal net deferred tax assets and liabilities from the permanent reduction in the U.S. statutory rate to 21% from 35% as adjusted for full retrospective adoption of ASC 606. As of December 31, 2018, computations related to the income tax effects of the Tax Act were finalized. As such, in accordance with SAB 118, the Company's accounting for effects of the Tax Act is complete.
As of December 31, 2018, the Company has $3.8 million of federal net operating loss carryforwards expiring 2037, $3.0 million of state net operating loss carryforwards expiring at various dates beginning 2023, and $65.2 million of foreign net operating loss carryforwards expiring at various dates beginning 2024. U.S. federal net operating losses generated in 2018 have no expiration. For the year ended December 31, 2018, the Company did not generate net operating loss. For income tax purposes, the Company has federal and California research tax credits carryforwards of $3.1 million and $13.4 million, respectively. Federal research tax credit carryforwards from prior years will begin to expire in 2035. California credits are available indefinitely to reduce cash taxes otherwise payable.
It is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2018, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S., state, and foreign examination for years before 2015, 2014, and 2014, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2018 was as follows:

(In thousands)
Year Ended December 31, 2015	$9,150
Increases related to tax positions taken during a prior period	244
Decreases related to tax positions taken during the prior period	(1,980)
Increases related to tax positions taken during the current period	6,724
Decreases related to settlements	(2,178)
Decreases related to expiration of statute of limitations	(344)
Year Ended December 31, 2016	11,616
Increases related to tax positions taken during a prior period	503
Decreases related to tax positions taken during the prior period	(1,782)
Increases related to tax positions taken during the current period	805
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(401)
Year Ended December 31, 2017	10,741
Increases related to tax positions taken during a prior period	19
Decreases related to tax positions taken during the prior period	(1,257)
Increases related to tax positions taken during the current period	870
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(412)
Year Ended December 31, 2018	$9,961
As of December 31, 2018, the total amount of gross unrecognized tax benefits, if realized, would decrease the Company’s tax expense by approximately $10.0 million. The Company recognizes interest and/or penalties related to uncertain tax positions in other income/expense in Consolidated Statements of Operations, accruing $0.5 million, $0.3 million, and $0.5 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $1.4 million, $1.4 million, and $1.1 million for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.

Note 16.	Restructuring Expenses
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to ensure the organizational infrastructure is in place for future expected growth. During the year ended December 31, 2018, the Company incurred and accrued for $1.3 million of restructuring expenses, which includes severance and consulting-related expenses.
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the year ended December 31, 2018, the Company accrued and paid out $3.0 million of employee severance costs and related expenses.
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee, and Slovenia facilities, which was completed in fiscal year 2017. The total cost for the plan was $4.2 million, which includes employee severance costs of approximately $3.7 million, and facility-related costs of approximately $0.6 million. For the year ended, December 31, 2017, the Company made payments of $4.2 million and the restructuring program was completed.
In the second quarter of 2016, the Company integrated its sales and field organizations in North America to better serve its customers which resulted in a reduction in headcount of 36 employees. Accordingly, the Company incurred approximately $1.7 million of restructuring expenses in the year ended December 31, 2016, based on agreements with terminated employees covering salary and benefit continuation. For the year ended December 31, 2016, the Company made payments of $1.7 million and the restructuring program was completed.

Note 17.	Subsequent Events
Corporate Restructuring
During the first quarter of 2019, the Company transferred certain intellectual property that was residing in the Netherlands to the United States, as part of the company-wide organizational realignment initiative described in Note 16, Restructuring Expenses. The Company will record a one-time tax expense on the transaction gain, and the ongoing impact is not expected to be material.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Debited (Credited) to Other Accounts (3)	Amount Written Off (4)	Acquisition and Translation Adjustments (5)	Balance at End of Period (1)
	(In thousands)
Year ended December 31, 2016
Accounts receivable	$1,240	$727	$77	$(369)	$3,121	$4,796
Investment in sales-type leases	169	85	—	—	—	254
Total allowances deducted from assets	$1,409	$812	$77	$(369)	$3,121	$5,050
Year ended December 31, 2017
Accounts receivable	$4,796	$1,008	$3	$(402)	$333	$5,738
Investment in sales-type leases	254	(62)	—	—	—	192
Total allowances deducted from assets	$5,050	$946	$3	$(402)	$333	$5,930
Year ended December 31, 2018
Accounts receivable	$5,738	$(127)	$12	$(3,010)	$(31)	$2,582
Investment in sales-type leases	192	10	12	—	—	214
Total allowances deducted from assets	$5,930	$(117)	$24	$(3,010)	$(31)	$2,796
__________________________________________________

(1)	Allowance for doubtful accounts.

(2)	Represents amounts charged and credited to bad debt expense.

(3)	Represents amounts debited to trade accounts receivable as recoveries, increasing the allowance.

(4)	Represents amounts written-off from the allowance and trade accounts receivable.

(5)	Represents primarily purchase price adjustments and minor foreign currency translation adjustments.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Ateb, Inc., Ateb Canada, Ltd., the related stockholders and option holders and Omnicell, Inc.	8-K	000-33043	2.1	11/29/2016

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Form of Indenture	S-3ASR	333-221332	4.5	11/3/2017

4.4	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.7	11/3/2017

4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.8	11/3/2017

4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.9	11/3/2017

10.1*	2017 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	7/25/2017

10.2*	2018 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	6/6/2018

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC, and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.6	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.7*	1997 Employee Stock Purchase Plan, as amended	S-8	000-33043	99.2	7/2/2015

10.8*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.9*	2009 Equity Incentive Plan, as amended	S-8	333-225179	99.1	5/24/2018

10.10*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.16	3/11/2011

10.11*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.12*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	333-225179	99.4	5/24/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.14*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.15*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.16*	Employment Agreement, dated November 28, 2005, between Omnicell and Robin G. Seim	8-K	000-33043	10.1	1/24/2006

10.17*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Robin G. Seim	10-K	000-33043	10.21	3/11/2011

10.18*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.19	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.20*	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	000-33043	10.1	5/5/2017

10.21*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.22*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.23	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.24	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.25	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.26	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.27	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Irlam, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

10.28*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.29*	Amended and Restated Executive Officer Change of Control Letter Agreement	10-Q	000-33043	10.4	11/6/2015

10.3	Credit Agreement, dated as of January 5, 2016, among Omnicell, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	1/6/2016

10.31	Lease Agreement dated November 30, 1998, by and between Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc). and The Northwestern Mutual Life Insurance Company, as amended	10-Q	000-33043	10.2	5/6/2016

10.32	Lease Agreement dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc.), as amended	10-Q	000-33043	10.3	5/6/2016

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33	Second Amendment to Industrial Lease, dated February 25, 2016, by and between Evergreen Propco IV, LLC and Omnicell, Inc.	10-Q	000-33043	10.4	5/6/2016

10.34	Lease, between Ateb Properties LLC and Ateb, Inc. dated November 28, 2016	10-K	000-33043	10.36	2/28/2017

10.35	First Amendment to Credit Agreement and Collateral Agreement, dated as of April 11, 2017, by and among Omnicell, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	10-Q	000-33043	10.2	5/5/2017

10.36	Fifth Amendment to Lease, dated April 28, 2017 between McKnight Cranberry III, L.P., a Delaware limited Partnership, and Aesynt Incorporated	10-Q	000-33043	10.3	5/5/2017

10.37	First Amendment to Lease, dated May 10, 2017, by and between Sycamore Drive Holdings, LLC and Omnicell, Inc.	10-Q	000-33043	10.3	8/4/2017

10.38*	Omnicell, Inc. Board of Directors Compensation Plan	10-Q	000-33043	10.5	8/4/2017

10.39	Second Amendment to Credit Agreement, dated as of December 26, 2017, among Omnicell, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	12/26/2017

10.40	Distribution Agreement, dated November 3, 2017, among Omnicell, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc.	8-K	000-33043	1.1	11/3/2017

10.41+	Offer Letter between Omnicell and Scott P. Seidelmann, dated March 29, 2018

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

101.INS+	XBRL Instance Document (2)

101.SCH+	XBRL Taxonomy Extension Schema Document (2)

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document (2)

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document (2)
_________________________________________________

*	Indicates a management contract, compensation plan, or arrangement.

+	Filed herewith.

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

OMNICELL, INC.
Date:	February 27, 2019	By:	/s/ PETER J. KUIPERS
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

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 27, 2019
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Vice President, Corporate Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Joseph B. Spears

/s/ JOANNE B. BAUER		February 27, 2019
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 27, 2019
James T. Judson	Director

/s/ VANCE B. MOORE		February 27, 2019
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 27, 2019
Mark W. Parrish	Director

/s/ GARY S. PETERSMEYER		February 27, 2019
Gary S. Petersmeyer	Director

/s/ BRUCE D. SMITH		February 27, 2019
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 27, 2019
Sara J. White	Director

S- 1