Form 10-Q
period 2019-03-31
OMNICELL, Inc
filed 2019-05-03
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC	OMCL
As of April 26, 2019, there were 41,218,603 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$77,244	$67,192
Accounts receivable and unbilled receivables, net of allowances of $3,881 and $2,582, respectively	203,489	196,238
Inventories	103,909	100,868
Prepaid expenses	17,048	20,700
Other current assets	12,017	12,136
Total current assets	413,707	397,134
Property and equipment, net	52,039	51,500
Long-term investment in sales-type leases, net	19,469	17,082
Operating lease right-of-use assets	63,851	—
Goodwill	336,119	335,887
Intangible assets, net	138,893	143,686
Long-term deferred tax assets	32,043	15,197
Prepaid commissions	43,669	46,143
Other long-term assets	77,270	74,613
Total assets	$1,177,060	$1,081,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,466	$38,038
Accrued compensation	29,056	41,660
Accrued liabilities	52,996	43,047
Deferred revenues, net	90,104	81,835
Total current liabilities	210,622	204,580
Long-term deferred revenues	10,302	10,582
Long-term deferred tax liabilities	61,405	41,484
Long-term operating lease liabilities	57,470	—
Other long-term liabilities	9,786	9,562
Long-term debt, net	96,990	135,417
Total liabilities	446,575	401,625
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 50,351 and 49,480 shares issued; 41,206 and 40,335 shares outstanding, respectively	50	50
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	725,273	678,041
Retained earnings	200,738	197,454
Accumulated other comprehensive loss	(10,502)	(10,854)
Total stockholders’ equity	730,485	679,617
Total liabilities and stockholders’ equity	$1,177,060	$1,081,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenues:
Product revenues	$145,610	$130,659
Services and other revenues	56,907	51,960
Total revenues	202,517	182,619
Cost of revenues:
Cost of product revenues	78,811	75,417
Cost of services and other revenues	26,589	24,747
Total cost of revenues	105,400	100,164
Gross profit	97,117	82,455
Operating expenses:
Research and development	16,078	16,537
Selling, general, and administrative	68,278	65,285
Total operating expenses	84,356	81,822
Income from operations	12,761	633
Interest and other income (expense), net	(1,410)	(2,729)
Income (loss) before provision for income taxes	11,351	(2,096)
Provision for (benefit from) income taxes	8,067	(4,816)
Net income	$3,284	$2,720
Net income per share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07
Weighted-average shares outstanding:
Basic	40,692	38,635
Diluted	42,281	39,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2019	2018
	(In thousands)
Net income	$3,284	$2,720
Other comprehensive income, net of reclassification adjustments:
Unrealized gains (losses) on interest rate swap contracts	(317)	202
Foreign currency translation adjustments	669	2,472
Other comprehensive income	352	2,674
Comprehensive income	$3,636	$5,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	$50	(9,145)	$(185,074)	$725,273	$200,738	$(10,502)	$730,485

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2017	47,577	$48	(9,145)	$(185,074)	$585,756	$159,722	$(6,113)	$554,339
Net income	—	—	—	—	—	2,720	—	2,720
Other comprehensive income	—	—	—	—	—	—	2,674	2,674
Share-based compensation	—	—	—	—	6,528	—	—	6,528
Issuance of common stock under employee stock plans	428	—	—	—	9,541	—	—	9,541
Tax payments related to restricted stock units	—	—	—	—	(1,300)	—	—	(1,300)
Balances as of March 31, 2018	48,005	$48	(9,145)	$(185,074)	$600,525	$162,442	$(3,439)	$574,502
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2019	2018
	(In thousands)
Operating Activities
Net income	$3,284	$2,720
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,637	12,310
Loss on disposal of fixed assets	355	—
Share-based compensation expense	8,410	6,528
Deferred income taxes	3,075	(5,128)
Amortization of operating lease right-of-use assets	2,602	—
Amortization of debt financing fees	573	573
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(7,251)	(632)
Inventories	(2,936)	(6,881)
Prepaid expenses	3,652	(769)
Other current assets	373	(997)
Investment in sales-type leases	(2,641)	(1,491)
Prepaid commissions	2,474	1,796
Other long-term assets	5,206	(1,673)
Accounts payable	(233)	(9,416)
Accrued compensation	(12,604)	2,391
Accrued liabilities	127	4,276
Deferred revenues	7,989	15,118
Operating lease liabilities	(2,669)	—
Other long-term liabilities	4,074	131
Net cash provided by operating activities	26,497	18,856
Investing Activities
Software development for external use	(11,717)	(5,272)
Purchases of property and equipment	(4,980)	(9,268)
Net cash used in investing activities	(16,697)	(14,540)
Financing Activities
Repayment of debt and revolving credit facility	(39,000)	(2,500)
At the market offering, net of offering costs	20,216	—
Proceeds from stock issuances under stock-based compensation plans	20,526	9,541
Employees’ taxes paid related to restricted stock units	(1,920)	(1,300)
Net cash provided by (used in) financing activities	(178)	5,741
Effect of exchange rate changes on cash and cash equivalents	430	1,292
Net increase in cash and cash equivalents	10,052	11,349
Cash and cash equivalents at beginning of period	67,192	32,424
Cash and cash equivalents at end of period	$77,244	$43,773
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$1,454	$676
Property and equipment transferred to inventory	$105	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$431	$—

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2019 and December 31, 2018, and the results of operations, comprehensive income, and cash flows for the three months ended March 31, 2019 and 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019, except as discussed in the sections entitled “Lessor Leases”, “Lessee Leases’, and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations, comprehensive income, and cash flows for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.
The Company reclassified $0.6 million from services and other revenues to product revenues for the three months ended March 31, 2018 related to software term-license sales to conform with current period presentation. This reclassification did not have a material impact on the condensed consolidated financial statements.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Segment Reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about its revenues, gross profit, income from operations, and other key financial data. The Company previously operated and reported its business in two segments: Automation and Analytics, and Medication Adherence. In the fourth quarter of 2018, the Company introduced its vision of the Autonomous Pharmacy, a more fully automated and digitized system of medication management, in order to address changes in the healthcare industry as the Company executes on its plan to deliver end-to-end solutions with greater emphasis on automating manual processes for its customers. These industry changes include the continuing consolidation of healthcare systems, rising pharmaceutical costs, and increased scrutiny on controlled substances. In an effort to deliver on its strategic vision, the Company initiated a company-wide organizational realignment in the fourth quarter of 2018 to centrally manage its business operations, including the development and marketing of all of the Company’s products, sales and distribution, supply chain and inventory management, as well as regulatory and quality functions. As a result of this organizational realignment, all significant operating decisions are based upon an analysis of the Company as one operating segment. Therefore, effective January 1, 2019, the Company started reporting as only one operating segment, which is the same as the reporting segment. Accordingly, prior period information has been revised to conform with current period presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition; accounts receivable and notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs; impairment of goodwill; purchased intangibles and long-lived assets; share-based compensation; and accounting for income taxes.
Lessor Leases
The Company determines if an arrangement is a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of hardware and software products, installation, and post-installation technical support, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price the Company charges for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, the Company’s products and services are not generally sold separately. The Company uses an amount discounted from the list price as a best estimated selling price.
Sales-Type Leases
The Company enters into non-cancelable sales-type lease arrangements, most of which do not have an option to extend the lease term. At the end of the lease term, the customer must either return the equipment or negotiate a new agreement, resulting in a new purchase or lease transaction. Failure of the customer to either return the equipment or negotiate a new agreement results in the contract becoming a month-to-month rental. Certain sales-type leases automatically renew for successive one year periods at the end of each lease term with written notice from the customer. The Company’s sales-type lease agreements do not contain any material residual value guarantees.
For sales-type leases, the Company recognizes revenues for its hardware and software products, net of lease execution costs, post-installation product maintenance, and technical support, at the net present value of the lease payment stream upon customer acceptance. The Company recognizes service revenues associated with the sales-type leases ratably over the term of the agreement in service revenues on the Condensed Consolidated Statements of Operations. The Company recognizes interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues on the Condensed Consolidated Statements of Operations.
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 44% of the lease receivable balance, are retained in-house.
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. Those agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements entered into prior to January 1, 2019 are non-cancelable, and most automatically renew for successive one year periods at the end of each lease term absent written notice from the customer. The Company’s operating lease agreements do not contain any material residual value guarantees.
For operating leases, rental income is generally recognized on a straight-line basis over the term of the associated lease, and recorded in revenues in the Condensed Consolidated Statements of Operations. Leased assets under operating leases are carried at amortized cost net of accumulated depreciation in property and equipment, net on the Condensed Consolidated Balance Sheets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the associated lease, and recorded in cost of revenues in the Condensed Consolidated Statements of Operations.
Lessee Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments.
Many of the Company’s operating leases include an option to extend the lease. The specific terms and conditions of the extension options vary from lease to lease, but are consistent with standard industry practices in each area that the Company operates. The Company reviews each of its lease options at a time required by the terms of the lease contract, and notifies the lessor if it chooses to exercise the lease renewal option. Until the Company is reasonably certain that it will extend the lease contract, the renewal option periods will not be recognized as right-of-use assets or lease liabilities.

Certain leases include provisions for early termination, which allows the contract parties to terminate their obligations under the lease contract. The terms and conditions of the termination options vary by contract. When the Company has made a decision to exercise an early termination option, the right-of-use assets and associated lease liabilities are remeasured in accordance with the present value of the remaining cash flows under the lease contract.
Certain building lease agreements include rental payments subject to change annually based on fluctuations in various indexes (i.e. Consumer Price Index (“CPI”), Retail Price Index, and other international indexes). Certain data center lease agreements include rental payments subject to change based on usage and CPI fluctuations. The changes based on usage and indexes are treated as variable lease costs and recognized in the period in which the obligation for those payments was incurred.
The Company’s operating lease agreements do not contain any material residual value guarantees, restrictions, or restriction covenants.
Recently Adopted Authoritative Guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance also requires significant additional disclosures about the amount and timing of cash flows from leases. The Company adopted this new guidance on January 1, 2019. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach as well as elected the package of practical expedients permitted under the transition guidance within the new standard, which will allow the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2019. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported consolidated statements.
The Company also elected the following practical expedients: (i) combining lease and non-lease components, (ii) leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets, and the associated lease payments are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term, and (iii) applying discount rates to operating leases using a portfolio approach.
From a lessor perspective, certain agreements that were previously classified as operating leases are classified as sales-type leases under the new lease accounting standard. The agreements in place prior to the adoption of the new lease accounting standard on January 1, 2019 will continue to be treated as operating leases.
The Company’s adoption of the new standard impacted the Condensed Consolidated Balances Sheets at the beginning of the period of adoption as follows:

	January 1, 2019
	Pre-ASC 842 Balances	ASC 842 Adoption Impact	Post-ASC 842 Balances
	(In thousands)
Operating lease right-of-use assets	$—	$66,008	$66,008
Accrued liabilities (1)	43,047	10,067	53,114
Long-term operating lease liabilities	—	59,791	59,791
Other long-term liabilities (2)	9,562	(3,850)	5,712
_________________________________________________

(1)
Adjustment represents the current portion of the operating lease liabilities of $10.3 million, and reclassification of exit cost obligations and deferred rent of $0.1 million and $0.1 million, respectively, to reduce the operating lease right-of-use assets.

(2)	Adjustment represents the reclassification of deferred rent to reduce the operating lease right-of-use assets.
Adoption of the standard did not have an impact on the Company’s stockholders’ equity, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows as of January 1, 2019.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. These amounts are commonly referred to as “stranded tax effects.” ASU 2018-02 is effective for the Company beginning January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements and therefore no adjustment to retained earnings was made.
Recently Issued Authoritative Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
Note 2. Revenues
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.2 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In thousands)
Hardware and software	$120,221	$107,451
Consumables	21,087	19,438
Other	4,302	3,770
Total product revenues	$145,610	$130,659

The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In thousands)
United States	$180,020	$158,202
Rest of world (1)	22,497	24,417
Total revenues	$202,517	$182,619
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2019	December 31, 2018
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$8,708	$9,191
Long-term unbilled receivables - included in other long-term assets	11,423	16,481
Total contract assets	$20,131	$25,672

Short-term deferred revenues, net	$90,104	$81,835
Long-term deferred revenues	10,302	10,582
Total contract liabilities	$100,406	$92,417
The portion of the transaction price allocated to the Company’s unsatisfied performance obligations is recorded as deferred revenues.
Short-term deferred revenues of $90.1 million and $81.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales, of $12.2 million and $11.1 million as of March 31, 2019 and December 31, 2018, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three months ended March 31, 2019, the Company recognized revenues of $39.3 million that were included in the corresponding gross short-term deferred revenues balance of $92.9 million as of December 31, 2018.
Long-term deferred revenues include deferred revenues from service contracts of $10.3 million and $10.6 million as of March 31, 2019 and December 31, 2018, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2019 and 2018. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable as of March 31, 2019 and December 31, 2018.
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

The basic and diluted net income per share calculation for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$3,284	$2,720
Weighted-average shares outstanding — basic	40,692	38,635
Effect of dilutive securities from stock award plans	1,589	1,056
Weighted-average shares outstanding — diluted	42,281	39,691
Net income per share - basic	$0.08	$0.07
Net income per share - diluted	$0.08	$0.07

Anti-dilutive weighted-average shares related to stock award plans	635	1,113
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $77.2 million and $67.2 million as of March 31, 2019 and December 31, 2018, respectively, consisted of bank accounts with major financial institutions.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company’s interest rate swap contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swap contracts	$—	$136	$—	$136
Total financial assets	$—	$136	$—	$136
The following table represents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of December 31, 2018:

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

The fair value of the interest rate swap agreements at March 31, 2019 and December 31, 2018 was $0.1 million and $0.6 million, respectively. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of March 31, 2019 and December 31, 2018 are presented in the tables below:

	March 31, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$34,552	$32,511
Work in process	8,876	8,726
Finished goods	60,481	59,631
Total inventories	$103,909	$100,868

Other long-term assets:
Capitalized software, net	$64,682	$56,819
Unbilled receivables	11,423	16,481
Other assets	1,165	1,313
Total other long-term assets, net	$77,270	$74,613

Accrued liabilities:
Operating lease liabilities, current portion	$10,373	$—
Advance payments from customers	9,400	8,993
Rebates and lease buyouts	8,111	11,076
Group purchasing organization fees	4,403	4,455
Taxes payable	5,996	5,885
Other accrued liabilities	14,713	12,638
Total accrued liabilities	$52,996	$43,047
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019			2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(11,274)	$420	$(10,854)	$(6,954)	$841	$(6,113)
Other comprehensive income before reclassifications	669	100	769	2,472	401	2,873
Amounts reclassified from other comprehensive income (loss), net of tax	—	(417)	(417)	—	(199)	(199)
Net current-period other comprehensive income (loss), net of tax	669	(317)	352	2,472	202	2,674
Ending balance	$(10,605)	$103	$(10,502)	$(4,482)	$1,043	$(3,439)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Equipment	$76,668	$75,417
Furniture and fixtures	8,122	7,844
Leasehold improvements	16,381	16,274
Software	42,305	42,048
Construction in progress	11,791	10,706
Property and equipment, gross	155,267	152,289
Accumulated depreciation and amortization	(103,228)	(100,789)
Total property and equipment, net	$52,039	$51,500
Depreciation expense of property and equipment was $4.0 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
United States	$45,656	$44,684
Rest of world (1)	6,383	6,816
Total property and equipment, net	$52,039	$51,500
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2018	Additions	Foreign currency exchange rate fluctuations	March 31, 2019
	(In thousands)
Goodwill	$335,887	$—	$232	$336,119

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(47,557)	$(1,127)	$86,550	1 - 30
Acquired technology	77,142	(30,239)	8	46,911	3 - 20
Backlog	1,150	(575)	—	575	1 - 4
Trade names	7,650	(4,530)	11	3,131	1 - 12
Patents	3,239	(1,515)	2	1,726	2 - 20
Total intangibles assets, net	$224,415	$(84,416)	$(1,106)	$138,893

	December 31, 2018
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(45,029)	$(1,185)	$89,020	1 - 30
Acquired technology	78,122	(29,206)	42	48,958	3 - 20
Backlog	21,350	(20,703)	—	647	1 - 4
Trade names	7,650	(4,361)	17	3,306	1 - 12
Patents	3,239	(1,488)	4	1,755	2 - 20
Non-compete agreements	1,900	(1,900)	—	—	3
Total intangibles assets, net	$247,495	$(102,687)	$(1,122)	$143,686
_________________________________________________

(1)	The differences in gross carrying amounts between periods are due to the write-off of fully amortized intangible assets.
Amortization expense of intangible assets was $4.8 million and $6.0 million for the three months ended March 31, 2019 and 2018, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2019
(In thousands)
Remaining nine months of 2019	$13,984
2020	17,618
2021	16,268
2022	14,918
2023	13,768
Thereafter	62,337
Total	$138,893
Note 8. Debt and Credit Agreements
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
On December 26, 2017, the parties entered into an amendment (the “Amendment”) to the Amended Credit Agreement. Pursuant to the Amendment, the Revolving Credit Facility provided for under the Amended Credit Agreement, was increased from $200.0 million to $315.0 million, and certain other modifications to the Amended Credit Agreement were made, including amendments to certain negative covenants.
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $1.3 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to fees and issuance cost was approximately $0.6 million for both the three months ended March 31, 2019 and 2018. The Company was in compliance with all covenants as of March 31, 2019 and December 31, 2018.
During the three months ended March 31, 2019, the Company repaid $39.0 million under these Facilities.

The components of the Company’s debt obligations as of March 31, 2019 and December 31, 2018 were as follows:

	December 31, 2018	Borrowings	Repayment / Amortization	March 31, 2019
	(In thousands)
Term loan facility	$140,000	$—	$(39,000)	$101,000
Revolving credit facility	—	—	—	—
Total debt under the facilities	140,000	—	(39,000)	101,000
Less: Deferred issuance cost	(4,583)	—	573	(4,010)
Total long-term debt, net of deferred issuance cost	$135,417	$—	$(38,427)	$96,990
As of March 31, 2019, the carrying amount of debt of $101.0 million approximates the comparable fair value of $103.5 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments and long-term credit ratings. There have been no significant changes in the assumptions used as of March 31, 2019 as compared to December 31, 2018.
Note 9. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In thousands)
Sales-type lease revenues	$11,507	$9,857
Interest income on sales-type lease receivables	$409	$267
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Net minimum lease payments to be received	$30,806	$28,295
Less: Unearned interest income portion	(2,348)	(2,477)
Net investment in sales-type leases	28,458	25,818
Less: Current portion (1)	(8,989)	(8,736)
Long-term net investment in sales-type leases	$19,469	$17,082
_________________________________________________

(1)	The current portion of the net investment in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value, as the unearned interest income is immaterial.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of both March 31, 2019 and December 31, 2018.

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2019
(In thousands)
Remaining nine months of 2019	$8,215
2020	8,016
2021	5,777
2022	5,081
2023	3,097
Thereafter	620
Total future minimum sales-type lease payments	$30,806
Present value adjustment	(2,348)
Total net investment in sales-type leases	$28,458
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. These agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(In thousands)
Rental income	$3,287	$2,790
The net carrying value of the leased equipment under operating leases was $2.5 million and $2.6 million, which includes accumulated depreciation of $1.3 million and $1.2 million, as of March 31, 2019 and December 31, 2018, respectively. Depreciation of the leased equipment was $0.1 million for both the three months ended March 31, 2019 and 2018.
The maturity schedule of future minimum lease payments under operating leases was as follows:

March 31, 2019
(In thousands)
Remaining nine months of 2019	9,124
2020	9,349
2021	7,244
2022	5,205
2023	3,026
Thereafter	1,248
Total future minimum operating lease payments	$35,196
Note 10. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of March 31, 2019, the Company did not have any additional operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2019
(In thousands)
Remaining nine months of 2019	$10,737
2020	13,328
2021	12,831
2022	11,799
2023	8,415
Thereafter	27,832
Total operating lease payments	$84,942
Present value adjustment	(17,099)
Total operating lease liabilities (1)	$67,843
 _________________________________________________

(1)
Amount consists of a current and long-term portion of operating lease liabilities of $10.4 million and $57.5 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Prior to the adoption of the new lease accounting standard, the maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2018
(In thousands)
2019	$14,153
2020	13,104
2021	12,729
2022	11,809
2023	8,334
Thereafter	27,289
Total minimum future lease payments	$87,418
Operating lease costs were $3.7 million for the three months ended March 31, 2019. Short-term lease costs and variable lease costs were immaterial for the three months ended March 31, 2019.
The following table summarizes other information related to the Company’s operating leases for the three months ended March 31, 2019:

Three months ended March 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,761
Right-of-use assets obtained in exchange for new lease liabilities	431

Weighted-average remaining lease term, years	7.0
Weighted-average discount rate, %	6.4%

Note 11. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2019, the Company had non-cancelable purchase commitments of $71.0 million, of which $65.5 million are expected to be paid within the year ended December 31, 2019.
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
On June 6, 2018, a class-action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint sought class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint was held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The Illinois Supreme Court issued its decision in that case on January 25, 2019. On April 10, 2019, subsequent to the court’s issuance of an order granting the plaintiff leave to file an amended complaint, the plaintiff filed an amended complaint adding a second named plaintiff and an affiliate of the Company’s customer as an additional defendant and, in addition to making other modifications to the complaint, removing the separate cause of action directed to negligence. The court established a deadline of May 13, 2019 for the defendants to answer or otherwise respond to the amended complaint. The Company intends to defend the lawsuit vigorously.
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
Note 12. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 23.3% and 18.3% for the three months ended March 31, 2019 and 2018, respectively.

As a result of global operational centralization activities during the three months ended March 31, 2018, the Company recognized $4.2 million of a discrete tax benefit associated with making a check-the-box election to treat Aesynt Coöperatief U.A. (Netherlands) as a US disregarded entity for the three months ended March 31, 2018. Due to continuing global operational centralization activities during the three months ended March 31, 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt Coöperatief U.A. to Omnicell, Inc., which resulted in a discrete tax expense in the amount of $9.6 million during the three months ended March 31, 2019. The Company also recognized a discrete benefit related to equity compensation in the amount of $4.6 million and $0.9 million for the three months ended March 31, 2019 and March 31, 2018 respectively.
The 2019 annual effective tax rate differed from the statutory rate of 21% primarily due to the unfavorable impact of the state income taxes, non-deductible equity charges, and non-deductible expenses, partially offset by the favorable impact of the research and development credits, foreign rate differential, and foreign derived intangible income (“FDII”) benefit deduction. The 2018 annual effective tax rate differed from the statutory rate of 21% primarily due to the favorable impact of the research and development credits and foreign rate differential, which were partially offset by the unfavorable impact of state income taxes, non-deductible expenses, and non-deductible equity charges.
As of March 31, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $14.3 million and $10.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in other income/expense in the consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the amount of accrued interest and penalties was $1.5 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of March 31, 2019, the Company is no longer subject to U.S., state, and foreign examination for years before 2015, 2014, and 2014, respectively.
Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.
Note 13. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company's stock plans, please refer to Note 11, Employee Benefits and Share-Based Compensation, of the Company's annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
	(In thousands)
Cost of product and service revenues	$1,462	$1,019
Research and development	1,702	1,234
Selling, general, and administrative	5,246	4,275
Total share-based compensation expense	$8,410	$6,528
In the first quarter of 2019, the Company modified the terms of its stock options by extending the post-employment exercise period for certain employees. The Company recorded share-based compensation expense related to this option modification of approximately $0.2 million during the three months ended March 31, 2019. The Company will incur an additional $0.8 million of share-based compensation expense for the impacted options over the remaining weighted-average vesting periods of 1.9 years.

Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
Stock options
Expected life, years	4.5	4.8
Expected volatility, %	33.1%	32.2%
Risk-free interest rate, %	2.6%	2.6%
Estimated forfeiture rate, %	7.2%	6.9%
Dividend yield, %	—%	—%

Three months ended
	March 31, 2019	March 31, 2018
Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.2% - 38.4%	27.7% - 33.8%
Risk-free interest rate, %	1.3% - 2.7%	0.7% - 2.3%
Dividend yield, %	—%	—%
Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2018	3,748	$41.27	7.6	$78,365
Granted	292	76.18
Exercised	(379)	31.83
Expired	—	—
Forfeited	(117)	44.18
Outstanding at March 31, 2019	3,544	$45.06	7.9	$127,007
Exercisable at March 31, 2019	1,275	$31.24	6.3	$63,241
Vested and expected to vest at March 31, 2019 and thereafter	3,544	$45.06	7.9	$127,007
The weighted-average fair value per share of options granted during the three months ended March 31, 2019 and 2018 was $24.07 and $14.22, respectively. The intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $17.1 million and $2.0 million, respectively.
As of March 31, 2019, total unrecognized compensation cost related to unvested stock options was $32.5 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the three months ended March 31, 2019 and 2018, employees purchased approximately 210,000 and 289,000 shares of common stock, respectively, under the ESPP at weighted average prices of $40.20 and $26.30, respectively. As of March 31, 2019, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $3.9 million and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2018	538	$51.52	1.6	$32,935
Granted (Awarded)	30	78.23
Vested (Released)	(36)	39.78
Forfeited	(27)	44.87
Outstanding and unvested at March 31, 2019	505	$54.32	1.5	$40,813
As of March 31, 2019, total unrecognized compensation cost related to RSUs was $23.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2018	21	$46.60
Granted (Awarded)	—	—
Vested (Released)	—	—
Forfeited	—	—
Outstanding and unvested at March 31, 2019	21	$46.60
As of March 31, 2019, total unrecognized compensation cost related to RSAs was $0.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Outstanding at December 31, 2018	197	$34.83
Granted	61	72.02
Vested	(26)	38.03
Forfeited	(20)	34.37
Outstanding and unvested at March 31, 2019	212	$45.18
As of March 31, 2019, total unrecognized compensation cost related to PSUs was approximately $5.3 million, which is expected to be recognized over the remaining weighted-average period of 1.3 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2019:

Number of Shares
(In thousands)
Share options outstanding	3,544
Non-vested restricted share awards	738
Shares authorized for future issuance	2,140
ESPP shares available for future issuance	1,703
Total shares reserved for future issuance	8,125
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of March 31, 2019, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three months ended March 31, 2019 and 2018, the Company did not repurchase any of its outstanding common stock.
Note 14. Equity Offerings
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
For the three months ended March 31, 2019, the Company received gross proceeds of $20.6 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.4 million on sales of approximately 243,000 shares of its common stock at an average price of approximately $84.98 per share. For the three months ended March 31, 2018, the Company did not sell any of its common stock under the Distribution Agreement.
As of March 31, 2019, the Company had an aggregate of $49.4 million available to be offered under the Distribution Agreement.
Note 15. Restructuring Expenses
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to align its organizational infrastructure for future expected growth. During the year ended December 31, 2018, the Company incurred and accrued for $1.3 million of restructuring expenses, which includes severance and consulting-related expenses. As of March 31, 2019, the unpaid balance related to this restructuring plan was $0.1 million.
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the three months ended March 31, 2018, the Company accrued $1.4 million of employee severance cost and related expenses. As of December 31, 2018, there was no unpaid balance related to this restructuring program.

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

•
our ability to deliver on our vision of the Autonomous Pharmacy and lead a transformation management through this vision, as well as our plans to integrate our current offerings and technologies on cloud infrastructure and invest in certain key areas as we execute on this vision;

•
continued investment in our vision of the Autonomous Pharmacy, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in subscription and cloud-based offerings as we execute on this vision;

•	our belief that continued investment in our key business strategies will continue to generate our revenue and earnings growth while supporting our customers’ initiatives and needs;

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
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, Ateb®, InPharmics®, Aesynt®, and Performance CenterTM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.
OVERVIEW
Our Business
We are a leading provider of medication and supply dispensing automation, central pharmacy automation, analytics software, and medication adherence solutions. As we build on our vision of the Autonomous Pharmacy - a more fully automated and digitized system of medication management - we believe we will further help enable healthcare providers to improve patient safety, increase efficiency, lower costs, tighten regulatory compliance, and address population health challenges.
Over 5,500 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 40,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence solutions designed to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions.
We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% and 87% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. We have not in the past sold, and have no future plans to sell, our products, either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Operating Segments
Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM allocates resources and evaluates Omnicell’s performance using information about our revenues, gross profit, income from operations, and other key financial data. We previously operated and reported our business in two segments: Automation and Analytics, and Medication Adherence. In the fourth quarter of 2018, we introduced our vision of the Autonomous Pharmacy in order to address changes in the healthcare industry as we execute on our plan to deliver end-to-end solutions with a greater emphasis on automating manual processes for our customers. These industry changes include the continuing consolidation of healthcare systems, rising pharmaceutical costs, and increased scrutiny on controlled substances. In an effort to deliver on our strategic vision, we initiated a company-wide organizational realignment in the fourth quarter of 2018 to centrally manage our business operations, including the development and marketing of all of our products, sales and distribution, supply chain and inventory management, as well as regulatory and quality functions. As a result of this organizational realignment, all significant operating decisions are based upon an analysis of Omnicell as one operating segment. Therefore, effective January 1, 2019, we started reporting as only one operating segment, which is the same as the reporting segment. Accordingly, prior period information has been revised to conform with current period presentation.
Strategy
The healthcare market is experiencing a period of substantive change. In recent years, healthcare providers and facilities have faced increased spending on medication management, rising pharmaceutical costs, and substantial increases in healthcare administration. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs and improve patient safety, and have elevated the strategic importance of medication management across the continuum of care. Furthermore, the adoption of electronic healthcare records, new regulatory constraints, and changes in reimbursement arrangements have caused healthcare institutions to re-examine their operating structures, re-prioritize their investments, and seek efficiencies. We believe the evolving operating environments of our customers create challenges for any supplier, but also afford opportunities for suppliers that are able to partner with customers to help them meet the changing demands. We have invested, and intend to continue to invest in the strategies that we believe have generated, and will continue to generate, our revenue and earnings growth, while supporting initiatives and needs of our customers. These strategies include:

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

•
Expansion of our solutions through acquisitions and partnerships. We believe that expansion of our product lines through acquisitions and partnerships to meet our customers’ changing and evolving expectations is a key component to our historical and future success. Building on the successful acquisitions of the past few years, we intend to continue to explore acquisition and partnership opportunities that are a strategic fit for our business, including in support of our Autonomous Pharmacy vision. We have also developed relationships with major providers of hospital information management systems with the goal of enhancing the interoperability of our products with their systems.

Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced generally by a non-cancelable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and, other than sales based on subscription services, generally recorded as revenue upon customer acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.
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
Our full-time headcount was approximately 2,470 and 2,480 on March 31, 2019 and December 31, 2018, respectively.
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
We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:

•	Revenue recognition;

•	Allowance for doubtful accounts and notes receivable from investment in sales-type leases;

•	Leases;

•	Inventory;

•	Software development costs;

•	Valuation and impairment of goodwill, intangible assets, and other long-lived assets;

•	Share-based compensation; and

•	Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended March 31,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Product revenues	$145,610	$130,659	$14,951	11%
Percentage of total revenues	72%	72%
Services and other revenues	56,907	51,960	4,947	10%
Percentage of total revenues	28%	28%
Total revenues	$202,517	$182,619	$19,898	11%
Product revenues represented 72% of total revenues for both the three months ended March 31, 2019 and 2018. Product revenues increased by $15.0 million primarily due to an increase of $12.8 million in our Automated Dispensing Cabinet business driven primarily by the growth of XT series products, as well as increases in revenues from consumables and other product mixes.
Services and other revenues represented 28% of total revenues for both the three months ended March 31, 2019 and 2018. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $4.9 million, primarily due to higher service renewal fees driven mainly by an increase in our installed customer base.
Our international sales represented 11% and 13% of total revenues for the three months ended March 31, 2019 and 2018, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three months ended March 31,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$78,811	$75,417	$3,394	5%
As a percentage of related revenues	54%	58%
Cost of services and other revenues	26,589	24,747	1,842	7%
As a percentage of related revenues	47%	48%
Total cost of revenues	$105,400	$100,164	$5,236	5%
As a percentage of total revenues	52%	55%

Gross profit	$97,117	$82,455	$14,662	18%
Gross margin	48%	45%
Cost of revenues for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased by $5.2 million, of which $3.4 million was attributed to the increase in cost of product revenues and $1.8 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is consistent with the increase in product revenues of $15.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in cost of services and other revenues is consistent with the increase in cost of services and other revenues of $4.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
The overall increase in gross margin primarily relates to lower costs associated with the XT series manufacturing ramp up, economies of scale, and stabilized service costs. Our gross profit for the three months ended March 31, 2019 was $97.1 million as compared to $82.5 million for the three months ended March 31, 2018.
Operating Expenses, Income from Operations, and Interest and Other Income (Expense), Net

	Three months ended March 31,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$16,078	$16,537	$(459)	(3)%
As a percentage of total revenues	8%	9%
Selling, general, and administrative	68,278	65,285	2,993	5%
As a percentage of total revenues	34%	36%
Total operating expenses	$84,356	$81,822	$2,534	3%
As a percentage of total revenues	42%	45%

Income from operations	$12,761	$633	$12,128	1,916%
Operating margin	6%	—%

Interest and other income (expense), net	$(1,410)	$(2,729)	$1,319	(48)%

Research and Development. Research and development expenses decreased by $0.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributed to several research and development projects reaching capitalization stage during the three months ended March 31, 2019, as we are allocating additional resources to software projects, resulting in lower research and development expenses. The decrease in research and development expenses was partially offset by increased spend on consulting expenses, as well as a higher headcount in the research and development function.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $3.0 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to growth of operations and primarily attributed to higher consulting and employee-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by $1.3 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by lower interest expense due to significant debt repayments during the year ended December 31, 2018 and three months ended March 31, 2019, as well as favorable foreign currency fluctuations during the period.
Provision for (Benefit from) Income Taxes

	Three months ended March 31,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$8,067	$(4,816)	$12,883	(268)%
Effective Tax Rate On Earnings. Our annual effective tax rate before discrete items was 23.3% and 18.3% for the three months ended March 31, 2019 and 2018, respectively. The decrease in the estimated annual effective tax rate for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to state income taxes and non-deductible equity charges.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $77.2 million at March 31, 2019 compared to $67.2 million at December 31, 2018. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Cash	$77,244	$67,192
Working capital	$203,085	$192,554
Our ratio of current assets to current liabilities was 2.0:1 at March 31, 2019 and 1.9:1 at December 31, 2018.
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
On December 26, 2017 and April 11, 2017, we entered into amendments to the Credit Agreement. Under these amendments, the Revolving Credit Facility was increased from $200.0 million to $315.0 million and certain other modifications were made. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including acquisitions.

As of March 31, 2019, the outstanding balance from the Facilities was $101.0 million and we were in compliance with all covenants.
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
For the three months ended March 31, 2019, we received gross proceeds of $20.6 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.4 million on sales of approximately 243,000 shares of our common stock at an average price of approximately $84.98 per share. For the three months ended March 31, 2018, we did not sell any of our common stock under the Distribution Agreement.
As of March 31, 2019, we had an aggregate of $49.4 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2019, which may result in additional use of cash. See “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the three months ended March 31, 2019 and 2018.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three months ended
	March 31, 2019	March 31, 2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$26,497	$18,856
Investing activities	(16,697)	(14,540)
Financing activities	(178)	5,741
Effect of exchange rate changes on cash and cash equivalents	430	1,292
Net increase in cash and cash equivalents	$10,052	$11,349
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.

Net cash provided by operating activities was $26.5 million for the three months ended March 31, 2019, primarily consisting of net income of $3.3 million adjusted for non-cash items of $27.7 million offset by changes in assets and liabilities of $4.5 million. The non-cash items primarily consisted of depreciation and amortization expense of $12.6 million, share-based compensation expense of $8.4 million, amortization of operating lease right-of-use asset amortization of $2.6 million, debt financing fees of $0.6 million, and a decrease in deferred income taxes of $3.1 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accrued compensation of $12.6 million primarily due to a decrease in accrued commissions, as well as timing of payroll and ESPP purchases, (ii) an increase in accounts receivable and unbilled receivables of $7.3 million due to an increase in billings, (iii) an increase in inventories of $2.9 million for inventory buildup in support of forecasted sales, (iv) a decrease in operating lease liabilities of $2.7 million, and (v) an increase in investments in sales-type leases of $2.6 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $8.0 million due to timing of orders and revenues being recognized for installed product, (ii) a decrease in other long-term assets of $5.2 million, (iii) an increase in other long-term liabilities of $4.1 million, (iv) a decrease in prepaid expenses of $3.7 million, and (v) a decrease in prepaid commissions of $2.5 million.
Net cash provided by operating activities was $18.9 million for the three months ended March 31, 2018, primarily consisting of net income of $2.7 million adjusted for non-cash items of $14.3 million and changes in assets and liabilities of $1.9 million. The non-cash items primarily consisted of depreciation and amortization expense of $12.3 million, share-based compensation expense of $6.5 million, amortization of debt financing fees of $0.6 million, and an increase in deferred income taxes of $5.1 million. Changes in assets and liabilities include cash inflows from (i) an increase in deferred revenues of $15.1 million due to timing of orders and revenues being recognized for installed product, (ii) an increase in accrued liabilities of $4.3 million, (iii) an increase in accrued compensation of $2.4 million, and (iv) a decrease in prepaid commissions of $1.8 million. These cash inflows were partially offset by (i) a decrease in accounts payable of $9.4 million primarily due to the timing of payments, (ii) an increase in inventories of $6.9 million due to inventory buildup in support of forecasted sales, (iii) an increase in other long-term assets of $1.7 million, (iv) an increase in investment in sales-type leases of $1.5 million, and (v) an increase in other current assets of $1.0 million.
Investing Activities
Net cash used in investing activities was $16.7 million for the three months ended March 31, 2019, which consisted of capital expenditures of $5.0 million for property and equipment, and $11.7 million for costs of software development for external use.
Net cash used in investing activities was $14.5 million for the three months ended March 31, 2018, which consisted of capital expenditures $9.3 million for property and equipment and $5.3 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2019, primarily due to the repayment of $39.0 million of the Facilities and $1.9 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $20.5 million in proceeds from employee stock option exercises and employee stock plan purchases, and $20.2 million proceeds from sales of our common stock under the Distribution Agreement.
Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2018, primarily from the $9.5 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $2.5 million of the Facilities and $1.3 million in employees’ taxes paid related to restricted stock unit vesting.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2018.

Contractual obligations as of March 31, 2019 were as follows:

	Payments due by period
	Total	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(In thousands)
Operating leases (1)	$84,942	$10,737	$26,159	$20,214	$27,832
Purchase obligations (2)	70,970	65,456	5,021	233	260
Term loan facility (3)	101,000	—	101,000	—	—
Total (4) (5)	$256,912	$76,193	$132,180	$20,447	$28,092
_________________________________________________

(1)	Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles.

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

(3)
Amount shown for term loan is principal repayments only. Due to use of interest rate swaps, the cash interest expense is partly variable and partly fixed, and is not reflected in the above table. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

(4)
We have recorded $10.0 million for uncertain tax positions under long-term liabilities as of March 31, 2019 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $10.0 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2019, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2019, we had total debt under the Credit Agreement of $101.0 million. See Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. During 2016, we entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective beginning on June 30, 2016 and matures on April 30, 2019. At

March 31, 2019, the total debt under the Facilities exposed to interest rate fluctuation risk was $1.0 million. An immediate increase of 1% in interest rate would not have a material impact.
There have been no significant changes in our market risk exposures during the three months ended March 31, 2019 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2019.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2018, if any.
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
There is a risk that these developments, such as our XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or product enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any new products, such as our VBM 200F packaging solution for multimedication blister cards, XR2 Automated Central Pharmacy System, IVX semi-automated workflow solution, SupplyX Inventory Management System, RDX Essential solution designed for the European retail pharmacy market, or product enhancements may not be accepted in new or existing markets.
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
We operate in highly competitive markets, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint, Inc.; Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Infor, Inc.; Baxter Healthcare Corporation; Grifols, S.A. (through its acquisition of MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; and

Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical Systems; and TCGRx in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; and WebsterCare outside the United States.
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:

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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, such as the acquisition of Talyst Systems, LLC by Swisslog Healthcare, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

•
our competitive environment has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products; for example, in the fourth quarter of 2018, we initiated a company-wide organizational realignment in order to align our organizational infrastructure to centrally manage our business, including the marketing, sale, and distribution of our products, in part to address the continuing consolidation in the healthcare industry;

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
As a part of our business strategy we may seek to acquire businesses, technologies or products in the future. For example, we acquired Aesynt and Ateb in 2016; and we acquired InPharmics in 2017. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to integrate or manage the acquired business effectively. Acquisitions entail numerous risks, including difficulties associated with the integration of operations, technologies, products and personnel that, if realized, could harm our operating results. Risks related to potential and completed acquisitions include, but are not limited to:

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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of March 31, 2019, we had recorded approximately $473.3 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. At March 31, 2019, the loan balance of the term loan facility was $101.0 million, and there was no outstanding loan balance for the revolving credit facility.
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
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects.
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
If we experience a significant disruption in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, our business could be adversely affected.
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
Our information technology systems and third-party cloud services are potentially vulnerable to cyber-attacks or other data security breaches, whether by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenues.
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
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, and disaster recovery procedures, and have designed certain security features into our solutions, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects. Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to remediate any damage, disrupt our operations or the operations of our customers, damage our reputation, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.
Changing customer requirements could decrease the demand for our products and services, and our new product solutions may not achieve market acceptance.
The markets in which we operate are characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. These markets could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex, and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products or develop new products to meet changing customer requirements, and bring such enhancements and products to market in a timely manner, demand for our products could decrease.
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
We currently offer our IV compounding robots, Medication Packager products and XR2 Automated Central Pharmacy System together with personnel to operate the equipment, through subscription agreements. We also offer Performance Center, Patient Engagement and Guided Packing software, Electronic Medication Administration (eMAR), SupplyX Inventory Management System, Omnicell Analytics, and some central pharmacy solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on our Autonomous Pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition and we may experience a temporary reduction of revenues. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenue is recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenue through additional subscription sales in any one period.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation such as the American Recovery and Reinvestment Act of 2009, the Patient Protection and Affordable Care Act of 2010 (the "PPACA"), the Budget Control Act of 2011, and other health reform legislation, or the repeal of all or a portion of any such legislation, may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers' capital and operating budgets. To the extent legislation promotes spending on other initiatives or healthcare providers' spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
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
The standards adopted to date include, among others, the "Standards for Privacy of Individually Identifiable Health Information," which restrict the use and disclosure of personally identifiable health information by covered entities, and the "Security Standards," which require covered entities to implement administrative, physical, and technical safeguards to protect the integrity and security of certain electronic health information. Under HIPAA, we are considered a "business associate" in relation to many of our customers that are covered entities, and as such, most of these customers have required that we enter into written agreements governing the way we handle and safeguard certain patient health information we may encounter in providing our products and services, and may impose liability on us for failure to meet our contractual obligations. Further, pursuant to changes in HIPAA under the American Recovery and Reinvestment Act of 2009, we are covered under HIPAA similar to other covered entities and in some cases, subject to the same civil and criminal penalties as a covered entity. A number of states have also enacted privacy and security statutes and regulations that, in some cases, are more stringent than HIPAA and may also apply directly to us. If our past or present operations are found to violate any of these laws, we may be subject to fines, penalties, and other sanctions.
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
The purchase of our medication and supply dispensing systems or our more complex medication packaging systems is often part of a customer's larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers' decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with sales of our medication and supply dispensing systems and our more complex medication packaging systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems could have an adverse effect upon our operating results and could harm our business.
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
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.*
Approximately 10% of our revenues during the three months ended March 31, 2019 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional pharmacy and retail pharmacy customers domestically and abroad. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
In addition, the institutional pharmacy market consists of significant national suppliers of medications to non-acute care facilities, smaller regional suppliers, and very small local suppliers. If we are unable to maintain our relationships with the major institutional pharmacies we do business with, they may purchase consumable blister card components from alternative sources, or choose to use alternatives to blister cards for medication control, and our revenues would decline.
Our international operations may subject us to additional risks that can adversely affect our operating results.
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and Asia-Pacific regions and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:

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
Our ability to adjust to fluctuations in our revenues while still achieving or sustaining profitability is dependent upon our ability to manage costs and control expenses. If our revenues increase or decrease rapidly, we may not be able to manage these changes effectively. Future growth is dependent on the continued demand for our products and services, the volume of installations we are able to complete, our ability to continue to meet our customers' needs and provide a quality installation experience, and our flexibility in manpower allocations among customers to complete installations on a timely basis.
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
In addition, we have historically used stock options, restricted stock units, and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase for which we are seeking approval at our 2019 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals. Any failure to receive approval for current or future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.
Our failure to protect our intellectual property rights could negatively affect our ability to compete.
Our success depends in part on our ability to obtain patent protection for technology and processes and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication and supply dispensing systems and our packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:

•	our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;

•	our ability to continue cost reduction efforts;

•	the size, product mix, and timing of orders for our medication and supply dispensing systems, and our medication packaging systems, and their installation and integration;

•	the overall demand for healthcare medication management and supply chain solutions and medication adherence solutions;

•	changes in pricing policies by us or our competitors;

•	the number, timing, and significance of product enhancements and new product announcements by us or our competitors;

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
Our common stock traded between $57.81 and $86.87 per share during the three months ended March 31, 2019. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive.

In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $13.7 million as of March 31, 2019.
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
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, on January 10, 2018, a lawsuit was filed against a number of parties, including the Company and one of its subsidiaries, in the Circuit Court for the City of Richmond, Virginia, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.

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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt and Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board ("FASB") for leases and other components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention, and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition, and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.5 million shares of our common stock, at a weighted-average exercise price of $45.06 per share as of March 31, 2019. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of March 31, 2019, we had an aggregate of $49.4 million available to be offered under the Distribution Agreement.
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
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attribute, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrual tax rates. Any increase in our effective tax rate would reduce our profitability.
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
The United Kingdom held a referendum in June 2016 in which a majority voted for the United Kingdom’s (the "UK") withdrawal from the European Union (the "EU"). In March 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit.” Negotiations are underway to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets either during a transitional period or more permanently. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months ended March 31, 2019, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	000-33043	10.1	3/8/2019

10.2*	2019 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	2/19/2019

10.3+	Seventh Amendment to Lease Agreement, dated March 15, 2019, between Aesynt Incorporated and The Northwestern Mutual Life Insurance Company

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 3, 2019	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer