Form 10-Q
period 2019-06-30
OMNICELL, Inc
filed 2019-08-02
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-33043
OMNICELL, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3166458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
590 East Middlefield Road
Mountain View, CA 94043
(Address of registrant’s principal executive offices, including zip code)

(650) 251-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker Symbol
Common Stock, $0.001 par value	NASDAQ Global Select Market	OMCL
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2019, there were 41,655,702 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$87,482	$67,192
Accounts receivable and unbilled receivables, net of allowances of $3,698 and $2,582, respectively	205,353	196,238
Inventories	103,906	100,868
Prepaid expenses	19,679	20,700
Other current assets	13,419	12,136
Total current assets	429,839	397,134
Property and equipment, net	52,847	51,500
Long-term investment in sales-type leases, net	21,041	17,082
Operating lease right-of-use assets	61,482	—
Goodwill	335,699	335,887
Intangible assets, net	134,101	143,686
Long-term deferred tax assets	31,195	15,197
Prepaid commissions	44,607	46,143
Other long-term assets	86,167	74,613
Total assets	$1,196,978	$1,081,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,183	$38,038
Accrued compensation	33,619	41,660
Accrued liabilities	54,570	43,047
Deferred revenues, net	83,012	81,835
Total current liabilities	211,384	204,580
Long-term deferred revenues	9,658	10,582
Long-term deferred tax liabilities	61,292	41,484
Long-term operating lease liabilities	55,237	—
Other long-term liabilities	9,603	9,562
Long-term debt, net	76,562	135,417
Total liabilities	423,736	401,625
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 50,784 and 49,480 shares issued; 41,639 and 40,335 shares outstanding, respectively	51	50
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	753,127	678,041
Retained earnings	216,714	197,454
Accumulated other comprehensive loss	(11,576)	(10,854)
Total stockholders’ equity	773,242	679,617
Total liabilities and stockholders’ equity	$1,196,978	$1,081,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Product revenues	$158,379	$134,636	$303,989	$265,295
Services and other revenues	59,034	54,037	115,941	105,997
Total revenues	217,413	188,673	419,930	371,292
Cost of revenues:
Cost of product revenues	84,583	75,076	163,394	150,493
Cost of services and other revenues	28,785	24,814	55,374	49,561
Total cost of revenues	113,368	99,890	218,768	200,054
Gross profit	104,045	88,783	201,162	171,238
Operating expenses:
Research and development	16,848	15,512	32,926	32,049
Selling, general, and administrative	68,434	65,937	136,712	131,222
Total operating expenses	85,282	81,449	169,638	163,271
Income from operations	18,763	7,334	31,524	7,967
Interest and other income (expense), net	(1,629)	(896)	(3,039)	(3,625)
Income before provision for income taxes	17,134	6,438	28,485	4,342
Provision for (benefit from) income taxes	1,158	(150)	9,225	(4,966)
Net income	$15,976	$6,588	$19,260	$9,308
Net income per share:
Basic	$0.39	$0.17	$0.47	$0.24
Diluted	$0.37	$0.16	$0.45	$0.23
Weighted-average shares outstanding:
Basic	41,371	38,970	41,033	38,804
Diluted	42,945	40,000	42,646	39,854
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$15,976	$6,588	$19,260	$9,308
Other comprehensive loss, net of reclassification adjustments and taxes:
Unrealized gains (losses) on interest rate swap contracts	(103)	(90)	(420)	112
Foreign currency translation adjustments	(971)	(4,414)	(302)	(1,942)
Other comprehensive loss	(1,074)	(4,504)	(722)	(1,830)
Comprehensive income	$14,902	$2,084	$18,538	$7,478
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	$50	(9,145)	$(185,074)	$725,273	$200,738	$(10,502)	$730,485
Net income	—	—	—	—	—	15,976	—	15,976
Other comprehensive loss	—	—	—	—	—	—	(1,074)	(1,074)
At the market equity offering, net of costs	217	—	—	—	17,590	—	—	17,590
Share-based compensation	—	—	—	—	8,260	—	—	8,260
Issuance of common stock under employee stock plans	216	1	—	—	4,806	—	—	4,807
Tax payments related to restricted stock units	—	—	—	—	(2,802)	—	—	(2,802)
Balances as of June 30, 2019	50,784	$51	(9,145)	$(185,074)	$753,127	$216,714	$(11,576)	$773,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2017	47,577	$48	(9,145)	$(185,074)	$585,755	$159,725	$(6,113)	$554,341
Net income	—	—	—	—	—	2,720	—	2,720
Other comprehensive income	—	—	—	—	—	—	2,674	2,674
Share-based compensation	—	—	—	—	6,528	—	—	6,528
Issuance of common stock under employee stock plans	428	—	—	—	9,541	—	—	9,541
Tax payments related to restricted stock units	—	—	—	—	(1,300)	—	—	(1,300)
Balances as of March 31, 2018	48,005	$48	(9,145)	$(185,074)	$600,524	$162,445	$(3,439)	$574,504
Net income	—	—	—	—	—	6,588	—	6,588
Other comprehensive loss	—	—	—	—	—	—	(4,504)	(4,504)
Share-based compensation	—	—	—	—	7,238	—	—	7,238
Issuance of common stock under employee stock plans	341	—	—	—	6,576	—	—	6,576
Tax payments related to restricted stock units	—	—	—	—	(1,762)	—	—	(1,762)
Balances as of June 30, 2018	48,346	$48	(9,145)	$(185,074)	$612,576	$169,033	$(7,943)	$588,640
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$19,260	$9,308
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,874	24,829
Loss on disposal of property and equipment	399	—
Share-based compensation expense	16,670	13,766
Deferred income taxes	3,810	(6,655)
Amortization of operating lease right-of-use assets	5,226	—
Amortization of debt financing fees	1,145	1,145
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(9,244)	15,476
Inventories	(4,466)	(9,789)
Prepaid expenses	1,021	2,126
Other current assets	(830)	(2,283)
Investment in sales-type leases	(4,412)	(1,838)
Prepaid commissions	1,536	2,812
Other long-term assets	3,061	(2,797)
Accounts payable	2,066	(12,229)
Accrued compensation	(8,041)	3,927
Accrued liabilities	1,810	(2,574)
Deferred revenues	253	5,336
Operating lease liabilities	(5,269)	—
Other long-term liabilities	3,891	167
Net cash provided by operating activities	53,760	40,727
Investing Activities
Software development for external use	(22,581)	(13,091)
Purchases of property and equipment	(9,369)	(14,985)
Net cash used in investing activities	(31,950)	(28,076)
Financing Activities
Repayment of debt and revolving credit facility	(60,000)	(12,500)
At the market offering, net of offering costs	37,806	—
Proceeds from stock issuances under stock-based compensation plans	25,333	16,117
Employees’ taxes paid related to restricted stock units	(4,722)	(3,062)
Net cash (used in) provided by financing activities	(1,583)	555
Effect of exchange rate changes on cash and cash equivalents	63	538
Net increase in cash and cash equivalents	20,290	13,744
Cash and cash equivalents at beginning of period	67,192	32,424
Cash and cash equivalents at end of period	$87,482	$46,168
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$711	$892
Transfers between inventory and property and equipment, net	$1,428	$2,194
Right-of-use assets obtained in exchange for new operating lease liabilities	$557	$—

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2019 and December 31, 2018, the results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019, except as discussed in the sections entitled “Lessor Leases”, “Lessee Leases”, and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and six months ended June 30, 2019 and cash flows for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.
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
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 50% of the lease receivable balance, are retained in-house.
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
For operating leases, rental income is generally recognized on a straight-line basis over the term of the associated lease, and recorded in services and other revenues in the Condensed Consolidated Statements of Operations. Leased assets under operating leases are carried at amortized cost net of accumulated depreciation in property and equipment, net on the Condensed Consolidated Balance Sheets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the associated lease, and recorded in cost of revenues in the Condensed Consolidated Statements of Operations.
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
The Company’s adoption of the new standard impacted the Condensed Consolidated Balance Sheets at the beginning of the period of adoption as follows:

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that modifies or replaces existing models for trade and other receivables, debt securities, loans, and certain other financial instruments. For instruments measured at amortized cost, including trade and lease receivables, loans and held-to-maturity debt securities, the standard will replace the current “incurred loss” approach with an “expected loss” model. Entities will be required to estimate expected credit losses over the life of the instrument, considering available relevant information about the collectibility of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.6 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $4.8 million and $4.0 million for the six months ended June 30, 2019 and 2018, respectively.

Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Hardware and software	$135,022	$112,031	$255,243	$219,482
Consumables	19,416	19,670	40,503	39,108
Other	3,941	2,935	8,243	6,705
Total product revenues	$158,379	$134,636	$303,989	$265,295

The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
United States	$195,811	$163,645	$375,831	$321,847
Rest of world (1)	21,602	25,028	44,099	49,445
Total revenues	$217,413	$188,673	$419,930	$371,292
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2019	December 31, 2018
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$10,667	$9,191
Long-term unbilled receivables - included in other long-term assets	13,630	16,481
Total contract assets	$24,297	$25,672

Short-term deferred revenues, net	$83,012	$81,835
Long-term deferred revenues	9,658	10,582
Total contract liabilities	$92,670	$92,417

The portion of the transaction price allocated to the Company’s unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues.
Short-term deferred revenues of $83.0 million and $81.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales, of $12.0 million and $11.1 million as of June 30, 2019 and December 31, 2018, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and six months ended June 30, 2019, the Company recognized revenues of $25.7 million and $65.0 million that were included in the corresponding gross short-term deferred revenues balance of $92.9 million as of December 31, 2018.
Long-term deferred revenues include deferred revenues from service contracts of $9.7 million and $10.6 million as of June 30, 2019 and December 31, 2018, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.

Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2019 and 2018. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable as of June 30, 2019 and December 31, 2018.
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
The basic and diluted net income per share calculations for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$15,976	$6,588	$19,260	$9,308
Weighted-average shares outstanding — basic	41,371	38,970	41,033	38,804
Effect of dilutive securities from stock award plans	1,574	1,030	1,613	1,050
Weighted-average shares outstanding — diluted	42,945	40,000	42,646	39,854
Net income per share - basic	$0.39	$0.17	$0.47	$0.24
Net income per share - diluted	$0.37	$0.16	$0.45	$0.23

Anti-dilutive weighted-average shares related to stock award plans	741	1,264	748	1,249

Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $87.5 million and $67.2 million as of June 30, 2019 and December 31, 2018, respectively, consisted of bank accounts with major financial institutions.
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

The Company’s interest rate swap agreement matured during the second quarter of 2019.
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
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective on June 30, 2016 and matured on April 30, 2019. The swap agreement required the Company to pay a fixed rate of 0.8% and provided that the Company receive a variable rate based on the one month LIBOR rate subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company were net settled with the respective counterparty on the last business day of each month, commencing July 31, 2016.
The fair value of the interest rate swap agreement at December 31, 2018 was $0.6 million. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2019 and December 31, 2018 are presented in the tables below:

	June 30, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$34,867	$32,511
Work in process	7,867	8,726
Finished goods	61,172	59,631
Total inventories	$103,906	$100,868

Other long-term assets:
Capitalized software, net	$71,434	$56,819
Unbilled receivables	13,630	16,481
Other assets	1,103	1,313
Total other long-term assets, net	$86,167	$74,613

Accrued liabilities:
Operating lease liabilities, current portion	$10,286	$—
Advance payments from customers	6,494	8,993
Rebates and lease buyouts	13,031	11,076
Group purchasing organization fees	4,668	4,455
Taxes payable	4,038	5,885
Other accrued liabilities	16,053	12,638
Total accrued liabilities	$54,570	$43,047

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019			2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(10,605)	$103	$(10,502)	$(4,482)	$1,043	$(3,439)
Other comprehensive income (loss) before reclassifications	(971)	48	(923)	(4,414)	195	(4,219)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(151)	(151)	—	(285)	(285)
Net current-period other comprehensive income (loss), net of tax	(971)	(103)	(1,074)	(4,414)	(90)	(4,504)
Ending balance	$(11,576)	$—	$(11,576)	$(8,896)	$953	$(7,943)

	Six months ended June 30,
	2019			2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(11,274)	$420	$(10,854)	$(6,954)	$841	$(6,113)
Other comprehensive income (loss) before reclassifications	(302)	148	(154)	(1,942)	596	(1,346)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(568)	(568)	—	(484)	(484)
Net current-period other comprehensive income (loss), net of tax	(302)	(420)	(722)	(1,942)	112	(1,830)
Ending balance	$(11,576)	$—	$(11,576)	$(8,896)	$953	$(7,943)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Equipment	$77,676	$75,417
Furniture and fixtures	8,441	7,844
Leasehold improvements	18,103	16,274
Software	47,408	42,048
Construction in progress	8,394	10,706
Property and equipment, gross	160,022	152,289
Accumulated depreciation and amortization	(107,175)	(100,789)
Total property and equipment, net	$52,847	$51,500

Depreciation and amortization expense of property and equipment was $4.4 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense of property and equipment was $8.4 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively.

The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
United States	$46,813	$44,684
Rest of world (1)	6,034	6,816
Total property and equipment, net	$52,847	$51,500
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2018	Additions	Foreign currency exchange rate fluctuations	June 30, 2019
	(In thousands)
Goodwill	$335,887	$—	$(188)	$335,699
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(49,999)	$(1,215)	$84,020	1 - 30
Acquired technology	77,142	(32,230)	25	44,937	3 - 20
Backlog	1,150	(647)	—	503	4
Trade names	7,650	(4,699)	14	2,965	1 - 12
Patents	3,217	(1,543)	2	1,676	2 - 20
Total intangibles assets, net	$224,393	$(89,118)	$(1,174)	$134,101

	December 31, 2018
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(45,029)	$(1,185)	$89,020	1 - 30
Acquired technology	78,122	(29,206)	42	48,958	3 - 20
Backlog	21,350	(20,703)	—	647	1 - 4
Trade names	7,650	(4,361)	17	3,306	1 - 12
Patents	3,239	(1,488)	4	1,755	2 - 20
Non-compete agreements	1,900	(1,900)	—	—	3
Total intangibles assets, net	$247,495	$(102,687)	$(1,122)	$143,686

_________________________________________________

(1)	The differences in gross carrying amounts between periods are primarily due to the write-off of fully amortized intangible assets.
Amortization expense of intangible assets was $4.7 million and $6.0 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of intangible assets was $9.5 million and $12.0 million for the six months ended June 30, 2019 and 2018, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2019
(In thousands)
Remaining six months of 2019	$9,171
2020	17,499
2021	16,171
2022	14,819
2023	13,705
Thereafter	62,736
Total	$134,101

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
The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty, except for any amounts relating to the LIBOR breakage indemnity described in the Credit Agreement. The Company is required to make mandatory prepayments under the Term Loan Facility with (a) net cash proceeds from any issuances of debt (other than certain permitted debt) and (b) net cash proceeds from certain asset dispositions (other than certain permitted asset dispositions) and insurance and condemnation events (subject to reinvestment rights and certain other exceptions). Loans under the Term Loan Facility will amortize in quarterly installments, equal to 5% per annum of the original principal amount thereof during the first two years, which shall increase to 10% per annum during the third and fourth years, and 15% per annum during the fifth year, with the remaining balance payable on January 5, 2021. The Company is required to make mandatory prepayments under the Revolving Credit Facility if at any time the aggregate outstanding principal amount of loans together with the total amount of outstanding letters of credit exceeds the aggregate commitments, with such mandatory prepayment to be equal to the amount of such excess.
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
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $0.9 million and $1.9 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $2.2 million and $3.8 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to fees and issuance cost was approximately $0.6 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $1.1 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company was in compliance with all covenants as of June 30, 2019 and December 31, 2018.
During the six months ended June 30, 2019, the Company repaid $60.0 million under these Facilities.
The components of the Company’s debt obligations as of June 30, 2019 and December 31, 2018 were as follows:

	December 31, 2018	Borrowings	Repayment / Amortization	June 30, 2019
	(In thousands)
Term loan facility	$140,000	$—	$(60,000)	$80,000
Revolving credit facility	—	—	—	—
Total debt under the facilities	140,000	—	(60,000)	80,000
Less: Deferred issuance cost	(4,583)	—	1,145	(3,438)
Total long-term debt, net of deferred issuance cost	$135,417	$—	$(58,855)	$76,562

As of June 30, 2019, the carrying amount of debt of $80.0 million approximates the comparable fair value of $80.2 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments and long-term credit ratings. There have been no significant changes in the assumptions used as of June 30, 2019 as compared to December 31, 2018.

Note 9. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Sales-type lease revenues	$13,309	$7,533	$24,816	$17,390
Interest income on sales-type lease receivables	$399	$314	808	581

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Net minimum lease payments to be received	$33,279	$28,295
Less: Unearned interest income portion	(3,047)	(2,477)
Net investment in sales-type leases	30,232	25,818
Less: Current portion (1)	(9,191)	(8,736)
Long-term net investment in sales-type leases	$21,041	$17,082

_________________________________________________

(1)	The current portion of the net investment in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of both June 30, 2019 and December 31, 2018.
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2019
(In thousands)
Remaining six months of 2019	$6,138
2020	9,088
2021	6,714
2022	6,017
2023	4,027
Thereafter	1,295
Total future minimum sales-type lease payments	$33,279
Present value adjustment	(3,047)
Total net investment in sales-type leases	$30,232

Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. These agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Rental income	$3,365	$3,011	$6,652	$5,801

The net carrying value of the leased equipment under operating leases was $2.4 million and $2.6 million, which includes accumulated depreciation of $1.3 million and $1.2 million, as of June 30, 2019 and December 31, 2018, respectively. Depreciation expense of the leased equipment for the three months ended June 30, 2019 and 2018 was $0.3 million and $0.1 million, respectively, and depreciation expense of the leased equipment for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.2 million, respectively.
The maturity schedule of future minimum lease payments under operating leases was as follows:

June 30, 2019
(In thousands)
Remaining six months of 2019	6,790
2020	9,332
2021	7,033
2022	5,051
2023	2,901
Thereafter	1,197
Total future minimum operating lease payments	$32,304

Note 10. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of June 30, 2019, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2019
(In thousands)
Remaining six months of 2019	$7,239
2020	13,458
2021	12,866
2022	11,802
2023	8,409
Thereafter	27,809
Total operating lease payments	$81,583
Present value adjustment	(16,060)
Total operating lease liabilities (1)	$65,523
 _________________________________________________

(1)
Amount consists of a current and long-term portion of operating lease liabilities of $10.3 million and $55.2 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Prior to the adoption of the new lease accounting standard, the maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2018
(In thousands)
2019	$14,153
2020	13,104
2021	12,729
2022	11,809
2023	8,334
Thereafter	27,289
Total minimum future lease payments	$87,418

Operating lease costs were $3.6 million and $7.3 million for the three and six months ended June 30, 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the three and six months ended June 30, 2019.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2019:

Six months ended June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,391
Right-of-use assets obtained in exchange for new lease liabilities	557

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term, years	6.8
Weighted-average discount rate, %	6.4%

Note 11. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2019, the Company had non-cancelable purchase commitments of $61.3 million, of which $53.9 million are expected to be paid within the year ended December 31, 2019.
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
On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies, and corporate entities, including the Company and one of its subsidiaries, Aesynt Incorporated (“Aesynt”), in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al., Case No. CL18-152-1. The complaint seeks monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies, and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, detention, and training; and, as against the Company and Aesynt, claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt were never served with the complaint. Upon motion of the plaintiff, the Court issued an order on February 21, 2019 nonsuiting (dismissing) the case without prejudice.
On June 6, 2018, a class action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint sought class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint was held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The Illinois Supreme Court issued its decision in that case on January 25, 2019. On April 10, 2019, subsequent to the court’s issuance of an order granting the plaintiff leave to file an amended complaint, the plaintiff filed an amended complaint adding a second named plaintiff and an affiliate of the Company’s customer as an additional defendant and, in addition to making other modifications to the complaint, removing the separate cause of action directed to negligence. The court established a deadline of May 13, 2019 for the defendants to answer or otherwise respond to the amended complaint. On May 10, 2019, defendants Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, and Northwestern Memorial Hospital removed the case to the United States District Court for the Northern District of Illinois, Eastern Division. Subsequently, on May 17, 2019, the Company and the other defendants in the case each filed a motion to dismiss the complaint for failure to state a cause of action upon which relief could be granted. On June 14, 2019, plaintiffs filed a motion to remand the case to state court. The Court then entered an order, on June 19, 2019, denying plaintiffs’ motion to remand, granting defendants’ motions to dismiss with respect to the additionally-named plaintiff, and continuing the motions to dismiss with respect to the originally-named plaintiff. On July 2, 2019, the Court entered an order remanding the case to state court and denying the defendants’ motions to dismiss without prejudice to renewal of the motions in state court. The Company intends to defend the lawsuit vigorously.
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
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of BIPA, and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. The Company must file a response to the complaint by August 14, 2019. The Court has scheduled a case management conference for October 3, 2019. The Company intends to defend the lawsuit vigorously.
On July 18, 2019, a putative class action lawsuit was filed against the Company and certain of its officers in the U.S. District Court for the Northern District of California. The complaint, captioned Bursick v. Omnicell, Inc. et al., Case No. 3:19-cv-04150, alleges that the defendants violated federal securities laws by making materially false and misleading statements beginning in October 2018 regarding revenue recognition, customer concerns about implementation issues, and a purported need to write off inventory. The plaintiff seeks unspecified monetary damages and other relief. The Company intends to defend the lawsuit vigorously.
Note 12. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 24.8% and 16.5% for the six months ended June 30, 2019 and 2018, respectively.

As a result of global operational centralization activities during the six months ended June 30, 2018, the Company recognized $4.2 million of a discrete tax benefit associated with making a check-the-box election to treat Aesynt Holding Coöperatief U.A. (Netherlands) as a U.S. disregarded entity beginning in the first quarter of 2018. Due to continuing global operational centralization activities during the first quarter of 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt Holding Coöperatief U.A. to Omnicell, Inc., which resulted in a discrete tax expense in the amount of $9.6 million during the six months ended June 30, 2019. The Company also recognized a discrete tax benefit related to equity compensation in the amount of $7.0 million and $2.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
As of June 30, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $14.2 million and $10.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in Interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the amount of accrued interest and penalties was $1.6 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of June 30, 2019, the Company is no longer subject to U.S., state, and foreign examination for years before 2015, 2014, and 2014, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cost of product and service revenues	$1,416	$1,177	$2,878	$2,196
Research and development	1,584	1,437	3,286	2,671
Selling, general, and administrative	5,260	4,624	10,506	8,899
Total share-based compensation expense	$8,260	$7,238	$16,670	$13,766

In the first quarter of 2019, the Company modified the terms of its stock options by extending the post-employment exercise period for certain employees. The Company recorded share-based compensation expense related to this option modification of approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2019. The Company will incur an additional $0.7 million of share-based compensation expense for the impacted options over the remaining weighted-average vesting period of 1.9 years.

Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options
Expected life, years	4.3	4.8	4.4	4.8
Expected volatility, %	33.2%	30.6%	33.2%	31.4%
Risk-free interest rate, %	2.1%	2.8%	2.3%	2.7%
Estimated forfeiture rate, %	7.2%	6.9%	7.2%	6.9%
Dividend yield, %	—%	—%	—%	—%

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.2% - 38.4%	27.7% - 33.8%	28.2% - 38.4%	27.7% - 33.8%
Risk-free interest rate, %	1.3% - 2.7%	0.7% - 2.3%	1.3% - 2.7%	0.7% - 2.3%
Dividend yield, %	—%	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2018	3,748	$41.27	7.6	$78,365
Granted	479	77.79
Exercised	(525)	32.19
Expired	(4)	40.26
Forfeited	(178)	44.86
Outstanding at June 30, 2019	3,520	$47.41	7.7	$135,949
Exercisable at June 30, 2019	1,337	$32.48	6.3	$71,596
Vested and expected to vest at June 30, 2019 and thereafter	3,520	$47.41	7.7	$135,949

The weighted-average fair value per share of options granted during the three months ended June 30, 2019 and 2018 was $24.40 and $14.43, respectively, and the weighted-average fair value per share of options granted during the six months ended June 30, 2019 and 2018 was $24.20 and $14.29, respectively. The intrinsic value of options exercised during the three months ended June 30, 2019 and 2018 was $7.2 million and $6.5 million, respectively, and the intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $24.3 million and $8.5 million, respectively.
As of June 30, 2019, total unrecognized compensation cost related to unvested stock options was $33.2 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Employee Stock Purchase Plan Activity
For the six months ended June 30, 2019 and 2018, employees purchased approximately 210,000 and 289,000 shares of common stock, respectively, under the ESPP at weighted average prices of $40.20 and $26.30, respectively. As of June 30,

2019, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.6 million and is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2018	538	$51.52	1.6	$32,935
Granted (Awarded)	64	78.95
Vested (Released)	(87)	40.43
Forfeited	(36)	44.49
Outstanding and unvested at June 30, 2019	479	$57.79	1.4	$41,201

As of June 30, 2019, total unrecognized compensation cost related to RSUs was $23.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2018	21	$46.60
Granted (Awarded)	17	81.86
Vested (Released)	(21)	46.96
Forfeited	—	—
Outstanding and unvested at June 30, 2019	17	$81.92

As of June 30, 2019, total unrecognized compensation cost related to RSAs was $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Outstanding at December 31, 2018	197	$34.83
Granted	71	73.38
Vested	(58)	34.38
Forfeited	(33)	33.84
Outstanding and unvested at June 30, 2019	177	$50.67

As of June 30, 2019, total unrecognized compensation cost related to PSUs was approximately $4.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2019:

Number of Shares
(In thousands)
Share options outstanding	3,520
Non-vested restricted share awards	673
Shares authorized for future issuance	3,820
ESPP shares available for future issuance	1,703
Total shares reserved for future issuance	9,716

Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of June 30, 2019, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three and six months ended June 30, 2019 and 2018, the Company did not repurchase any of its outstanding common stock.
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
For the three months ended June 30, 2019, the Company received gross proceeds of $17.9 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.3 million on sales of approximately 217,000 shares of its common stock at an average price of approximately $82.51 per share.
For the six months ended June 30, 2019, the Company received gross proceeds of $38.5 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of its common stock at an average price of approximately $83.81 per share.
For the three and six months ended June 30, 2018, the Company did not sell any of its common stock under the Distribution Agreement.
As of June 30, 2019, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Note 15. Restructuring Expenses
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to align its organizational infrastructure for future expected growth. During the year ended December 31, 2018, the Company incurred and accrued for $1.3 million of restructuring expenses, which includes severance and consulting-related expenses. As of June 30, 2019, there was no unpaid balance related to this restructuring plan.
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

•
our ability to deliver on our vision of the Autonomous Pharmacy, as well as our plans to integrate our current offerings and technologies on cloud infrastructure and invest in certain key areas as we execute on this vision;

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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "seeks," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," “vision,” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements.
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
We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 87% of our total revenues for the three months ended June 30, 2019 and 2018, respectively, and 89% and 87% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. We have not in the past sold, and have no future plans to sell, our products, either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
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

Among other financial measures, we utilize product bookings to assess the current success of our strategies. Product bookings consist of all firm orders, as evidenced generally by a non-cancelable contract and purchase order for equipment and software, and by a purchase order for consumables. Equipment and software bookings are generally installable within twelve months and, other than sales based on subscription services, generally recorded as revenue upon customer receipt of goods or acceptance of the installation. Consumables are recorded as revenue upon shipment to a customer or receipt by the customer, depending upon contract terms. Consumable bookings are generally recorded as revenue within one month.
In addition to product solution sales, we provide services to our customers. We provide installation planning and consulting as part of most product sales which is included in the initial price of the solution. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers, our service revenues have also grown.
In the future, we expect our strategies to evolve as the business environment of our customers evolves, but for our focus to remain on improving outcomes for healthcare providers and patients. We expect our investment in differentiated products, new markets, and acquisitions and partnerships to continue.
Our full-time headcount was approximately 2,560 and 2,480 on June 30, 2019 and December 31, 2018, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Product revenues	$158,379	$134,636	$23,743	18%
Percentage of total revenues	73%	71%
Services and other revenues	59,034	54,037	4,997	9%
Percentage of total revenues	27%	29%
Total revenues	$217,413	$188,673	$28,740	15%
Product revenues represented 73% and 71% of total revenues for the three months ended June 30, 2019 and 2018, respectively. Product revenues increased by $23.7 million, primarily due to an increase in our Automated Dispensing Cabinet business, driven primarily by the growth of XT series products, as well as increases in revenues from IV solutions.
Services and other revenues represented 27% and 29% of total revenues for the three months ended June 30, 2019 and 2018, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $5.0 million, primarily due to higher service renewal fees, driven mainly by an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions.
Our international sales represented 10% and 13% of total revenues for the three months ended June 30, 2019 and 2018, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Product revenues	$303,989	$265,295	$38,694	15%
Percentage of total revenues	72%	71%
Services and other revenues	115,941	105,997	9,944	9%
Percentage of total revenues	28%	29%
Total revenues	$419,930	$371,292	$48,638	13%
Product revenues represented 72% and 71% of total revenues for the six months ended June 30, 2019 and 2018, respectively. Product revenues increased by $38.7 million, primarily due to an increase in our Automated Dispensing Cabinet business, driven primarily by the growth of XT series products, as well as an increase in revenues from consumables.
Services and other revenues represented 28% and 29% of total revenues for the six months ended June 30, 2019 and 2018, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $9.9 million, primarily due to higher service renewal fees, driven mainly by an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions.
Our international sales represented 11% and 13% of total revenues for the six months ended June 30, 2019 and 2018, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs, which accounts for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expense, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory, and amortization of software development costs and intangibles.

	Three months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$84,583	$75,076	$9,507	13%
As a percentage of related revenues	53%	56%
Cost of services and other revenues	28,785	24,814	3,971	16%
As a percentage of related revenues	49%	46%
Total cost of revenues	$113,368	$99,890	$13,478	13%
As a percentage of total revenues	52%	53%

Gross profit	$104,045	$88,783	$15,262	17%
Gross margin	48%	47%
Cost of revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 increased by $13.5 million, of which $9.5 million was attributed to the increase in cost of product revenues and $4.0 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is primarily driven by the increase in product revenues of $23.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, partially offset by sales of product portfolios with higher margins. The increase in cost of services and other revenues is primarily driven by increase in services and other revenues of $5.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as well as product mix with lower margins.
The overall increase in gross margin primarily relates to lower costs associated with the XT series manufacturing ramp up and economies of scale. Our gross profit for the three months ended June 30, 2019 was $104.0 million, as compared to $88.8 million for the three months ended June 30, 2018.

	Six months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$163,394	$150,493	$12,901	9%
As a percentage of related revenues	54%	57%
Cost of services and other revenues	55,374	49,561	5,813	12%
As a percentage of related revenues	48%	47%
Total cost of revenues	$218,768	$200,054	$18,714	9%
As a percentage of total revenues	52%	54%

Gross profit	$201,162	$171,238	$29,924	17%
Gross margin	48%	46%
Cost of revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 increased by $18.7 million, of which $12.9 million was attributed to the increase in cost of product revenues and $5.8 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is primarily driven by the increase in product revenues of $38.7 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, partially offset by sales of product portfolios with higher margins. The increase in cost of services and other revenues is consistent with the increase in services and other revenues of $9.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
The overall increase in gross margin primarily relates to lower costs associated with the XT series manufacturing ramp up and economies of scale. Our gross profit for the six months ended June 30, 2019 was $201.2 million, as compared to $171.2 million for the six months ended June 30, 2018.
Operating Expenses and Interest and Other Income (Expense), Net

	Three months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$16,848	$15,512	$1,336	9%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	68,434	65,937	2,497	4%
As a percentage of total revenues	31%	35%
Total operating expenses	$85,282	$81,449	$3,833	5%
As a percentage of total revenues	39%	43%

Interest and other income (expense), net	$(1,629)	$(896)	$(733)	82%
Research and Development. Research and development expenses increased by $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily attributed to increased spend on consulting expenses, as well as a higher headcount in the research and development function. This increase was partially offset by several research and development projects reaching capitalization stage during the three months ended June 30, 2019, decreasing research and development expenses, as we are allocating additional resources to software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $2.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to growth of operations, substantially attributed to higher consulting and employee-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net increased by $0.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by a $2.2 million decrease in other income and a $1.5 million decrease in other expenses. The decrease in other income is primarily due to the $2.5 million contingent gain recognized during the three months ended June 30, 2018 related to a settlement agreement associated with the Ateb acquisition. The decrease in other expenses is primarily due to lower interest expense as a result of significant debt repayments during the year ended December 31, 2018 and six months ended June 30, 2019, as well as favorable foreign currency fluctuations during the period.

	Six months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$32,926	$32,049	$877	3%
As a percentage of total revenues	8%	9%
Selling, general, and administrative	136,712	131,222	5,490	4%
As a percentage of total revenues	33%	35%
Total operating expenses	$169,638	$163,271	$6,367	4%
As a percentage of total revenues	40%	44%

Interest and other income (expense), net	$(3,039)	$(3,625)	$586	(16)%
Research and Development. Research and development expenses increased by $0.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributed to increased spend on consulting expenses, as well as a higher headcount in the research and development function. This increase was partially offset by several research and development projects reaching capitalization stage during the six months ended June 30, 2019, decreasing research and development expenses, as we are allocating additional resources to software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $5.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to growth of operations, substantially attributed to higher consulting and employee-related expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by $0.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by a $2.7 million decrease in other expenses and a $2.1 million decrease in other income. The decrease in other expenses is primarily due to lower interest expense as a result of significant debt repayments during the year ended December 31, 2018 and six months ended June 30, 2019, as well as favorable foreign currency fluctuations during the period. The decrease in other income is primarily due to the $2.5 million contingent gain recognized during the six months ended June 30, 2018 related to a settlement agreement associated with the Ateb acquisition.
Provision for (Benefit from) Income Taxes

	Three months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$1,158	$(150)	$1,308	(872)%

	Six months ended June 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$9,225	$(4,966)	$14,191	(286)%
Our annual effective tax rate before discrete items was 24.8% and 16.5% for the six months ended June 30, 2019 and 2018, respectively. The increase in the estimated annual effective tax rate for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to state income taxes and non-deductible equity charges.
Provision for income taxes for the six months ended June 30, 2019 included net discrete income tax expense of $2.2 million. The net discrete income tax expense is primarily related to recognized gain on a sale of certain intellectual property rights by Aesynt Holdings Coöperatief U.A. to Omnicell, Inc. in the first quarter of 2019 offset by discrete income tax benefit of $7.0 million related to equity compensation.
Provision for income taxes for the six months ended June 30, 2018 included net discrete income tax benefit of $5.7 million. The net discrete income tax benefit was primarily associated with a recognized benefit of making a check-the-box election to treat Aesynt Holdings Coöperatief U.A. as a U.S. disregarded entity beginning the first quarter of 2018 and discrete income tax benefit of $2.6 million related to equity compensation.
Refer to Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $87.5 million at June 30, 2019 compared to $67.2 million at December 31, 2018. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Cash	$87,482	$67,192
Working capital	$218,455	$192,554
Our ratio of current assets to current liabilities was 2.0:1 at June 30, 2019 and 1.9:1 at December 31, 2018.
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
As of June 30, 2019, the outstanding balance from the Facilities was $80.0 million and we were in compliance with all covenants.
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
For the three months ended June 30, 2019, we received gross proceeds of $17.9 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.3 million on sales of approximately 217,000 shares of our common stock at an average price of approximately $82.51 per share.
For the six months ended June 30, 2019, we received gross proceeds of $38.5 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share.
For the three and six months ended June 30, 2018, we did not sell any of our common stock under the Distribution Agreement.
As of June 30, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of June 30, 2019, which may result in additional use of cash. See “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the six months ended June 30, 2019 and 2018.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$53,760	$40,727
Investing activities	(31,950)	(28,076)
Financing activities	(1,583)	555
Effect of exchange rate changes on cash and cash equivalents	63	538
Net increase in cash and cash equivalents	$20,290	$13,744
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $53.8 million for the six months ended June 30, 2019, primarily consisting of net income of $19.3 million adjusted for non-cash items of $53.1 million, offset by changes in assets and liabilities of $18.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $25.9 million, share-based compensation expense of $16.7 million, amortization of operating lease right-of-use asset amortization of $5.2 million, debt financing fees of $1.1 million, and a decrease in deferred income taxes of $3.8 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $9.2 million primarily due to an increase in billings, (ii) a decrease in accrued compensation of $8.0 million primarily due to a decrease in accrued commissions and restructuring expenses, as well as timing of payroll, (iii) a decrease in operating lease liabilities of $5.3 million, (iv) an increase in inventories of $4.5 million for inventory buildup in support of forecasted sales of new and existing products, and (v) an increase in investment in sales-type leases of $4.4 million. These cash outflows were partially offset by (i) an increase in other long-term liabilities of $3.9 million, (ii) a decrease in other long-term assets of $3.1 million, (iii) an increase in accounts payable of $2.1 million, (iv) an increase in accrued liabilities of $1.8 million, (v) a decrease in prepaid commissions of $1.5 million, and (vi) a decrease in prepaid expenses of $1.0 million.
Net cash provided by operating activities was $40.7 million for the six months ended June 30, 2018, primarily consisting of net income of $9.3 million adjusted for non-cash items of $33.1 million and changes in assets and liabilities of $1.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $24.8 million, share-based compensation expense of $13.8 million, amortization of debt financing fees of $1.1 million, and an increase in deferred income taxes of $6.7 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accounts payable of $12.2 million, primarily due to the timing of payments, (ii) an increase in inventories of $9.8 million due to inventory buildup in support of forecasted sales, (iii) an increase in other long-term assets of $2.8 million as a result of the increase in unbilled receivables, (iv) a decrease in accrued liabilities of $2.6 million, (v) an increase in other current assets of $2.3 million, and (vi) an increase in investment in sales-type leases of $1.8 million. These cash outflows were partially offset by (i) a decrease in accounts receivable and unbilled receivables of $15.5 million primarily due to an increase in collections and a decrease in billings, (ii) an increase in deferred revenues of $5.3 million due to timing of orders and revenues being recognized for installed product, (iii) an increase in accrued compensation of $3.9 million, (iv) a decrease in prepaid commissions of $2.8 million, and (v) a decrease in prepaid expenses of $2.1 million.
Investing Activities
Net cash used in investing activities was $32.0 million for the six months ended June 30, 2019, which consisted of capital expenditures of $9.4 million for property and equipment, and $22.6 million for costs of software development for external use.
Net cash used in investing activities was $28.1 million for the six months ended June 30, 2018, which consisted of capital expenditures of $15.0 million for property and equipment and $13.1 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2019, primarily due to the repayment of $60.0 million of the Facilities and $4.7 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $25.3 million in proceeds from employee stock option exercises and employee stock plan purchases, and proceeds of $37.8 million from sales of our common stock under the Distribution Agreement.
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2018, primarily from $16.1 million of proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $12.5 million of the Facilities and $3.1 million in employees’ taxes paid related to restricted stock unit vesting.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2018.

Contractual obligations as of June 30, 2019 were as follows:

	Payments due by period
	Total	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(In thousands)
Operating leases (1)	$81,583	$7,239	$26,324	$20,211	$27,809
Purchase obligations (2)	61,252	53,884	7,076	128	164
Term loan facility (3)	80,000	—	80,000	—	—
Total (4) (5)	$222,835	$61,123	$113,400	$20,339	$27,973
_________________________________________________

(1)	Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles.

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

(4)
We have recorded $9.8 million for uncertain tax positions under long-term liabilities as of June 30, 2019 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $9.8 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2019, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2019, we had total debt under the Credit Agreement of $80.0 million. See Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2019, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.

There were no significant changes in our market risk exposures during the six months ended June 30, 2019 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2019.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations, or financial condition could suffer and the market price of our common stock could decline.
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
We operate in highly competitive markets, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint, Inc.; Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Infor, Inc.; Baxter Healthcare Corporation; Grifols, S.A. (through its acquisition of MedKeeper); Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; and

Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical Systems; and TCGRx/Parata Systems in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; and WebsterCare outside the United States.
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
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. At June 30, 2019, the loan balance of the term loan facility was $80.0 million, and there was no outstanding loan balance for the revolving credit facility.
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
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Further, Brexit (discussed below) has created uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United

Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following Brexit.
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
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation. For example, on June 6, 2018, a class action lawsuit (the “Underlying Action”) was filed against a number of parties, including the Company, in the Circuit Court of Cook County, Illinois, asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act (“BIPA”). On August 30, 2018, a declaratory judgment action was filed against the Company in the United States District Court for the Northern District of California seeking a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the Underlying Action, and claims for reimbursement and unjust enrichment relating to the defense of the Underlying Action. In addition, on June 5, 2019, a class action lawsuit was filed against the Company in the Circuit Court of Cook County, Illinois, asserting, among other allegations, claims of violation of BIPA. For further information, see the section entitled “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of June 30, 2019, we had recorded approximately $468.1 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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
We currently offer our IV compounding robots, Medication Packager products, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment, through subscription agreements. We also offer Performance Center, Patient Engagement and Guided Packing software, Electronic Medication Administration (eMAR), SupplyX Inventory Management System, Omnicell Analytics, and some central pharmacy solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on our Autonomous Pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of certain subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition and we may experience a temporary reduction of revenues. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenue is generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenue through additional subscription sales in any one period.
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
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.*
Approximately 10% of our revenues during the six months ended June 30, 2019 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional pharmacy and retail pharmacy customers domestically and abroad. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
In addition, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, the current U.S. administration has advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. Effective September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on specified products imported from China, including certain components that we import from China, and increased these tariffs to 25% in June 2019. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on an expanded list of products, which changes were subsequently delayed indefinitely. While we are actively evaluating mitigation strategies, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and costs, which could in turn adversely affect our business, financial condition, and results of operation.
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
In addition, we have historically used stock options, restricted stock units, and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. The effect of managing share-based compensation expense and minimizing shareholder dilution from the issuance of new shares may make it less favorable for us to grant stock options, restricted stock units, or other forms of equity compensation, to employees in the future. In order to continue granting equity compensation at competitive levels, we must seek stockholder approval for any increases to the number of shares reserved for issuance under our equity incentive plans, such as the share increase that was approved at our 2019 Annual Meeting of Stockholders, and we cannot assure you that we will receive such approvals in the future. Any failure to receive approval for future proposed increases could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain and motivate employees. Further, to the extent that we expand our business or product lines through the acquisition of other businesses, any failure to receive any such approvals could prevent us from securing employment commitments from such newly acquired employees. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.
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

•	the relative proportions of revenues we derive from products and services;

•	fluctuations in the percentage of sales attributable to our international business;

•	our customers' budget cycles;

•	changes in our operating expenses and our ability to stabilize expenses;

•	expenses incurred to remediate product quality, security, or safety issues;

•	our ability to generate cash from our accounts receivable on a timely basis;

•	the performance of our products;

•	changes in our business strategy;

•	macroeconomic and political conditions, including fluctuations in interest rates, tax increases, availability of credit markets, and trade and tariff actions; and

•	volatility in our stock price and its effect on equity-based compensation expense.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $57.81 and $92.59 per share during the six months ended June 30, 2019. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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

•	actions by stockholders or short sellers of our common stock;

•	the level of demand for our common stock, including short interest in our common stock; or

•	general economic and market conditions.
Furthermore, the stock market as a whole from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for technology companies. These broad market fluctuations may cause the market price of our common stock to decline irrespective of our performance. In addition, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could lower the market price of our common stock.
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, on July 18, 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers in the U.S. District Court for the Northern District of California alleging that the defendants violated federal securities laws by making materially false and misleading statements beginning in October 2018 regarding revenue recognition, customer concerns about implementation issues and a purported need to write off inventory.  For further information, see the section entitled “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union and related actions could adversely affect us.
The United Kingdom (the “UK”) held a referendum in June 2016 in which a majority voted for the United Kingdom’s withdrawal from the European Union (the "EU"). In March 2017, the UK’s ambassador to the EU delivered a letter to the president of the European Council that gave formal notice under Article 50 of the Lisbon Treaty of Britain’s withdrawal from the EU, commonly referred to as “Brexit.” Negotiations are underway to determine the terms of the UK’s withdrawal from the EU as well as its relationship with the EU going forward, including the terms of trade between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets and uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. However, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets either during a transitional period or more permanently. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Lastly, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $16.8 million as of June 30, 2019.

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
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. In 2016, we replaced the legacy Enterprise Requirements Planning systems used in Mach4 with systems currently in use in other parts of Omnicell, and we intend to do the same at Aesynt and Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board ("FASB") for components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management's time and attention, and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition, and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.5 million shares of our common stock, at a weighted-average exercise price of $47.41 per share as of June 30, 2019. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of June 30, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the six months ended June 30, 2019, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*	Omnicell, Inc. 2009 Equity Incentive Plan, as amended	S-8	333-231669	99.1	5/22/2019

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+(1)
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS+	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________________________________

+	Filed herewith.

*	Indicates a management contract, compensation plan, or arrangement.

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

OMNICELL, INC.
Date:	August 2, 2019	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer