Form 10-Q
period 2019-09-30
OMNICELL, Inc
filed 2019-11-01
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

(650) 251-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	OMCL	NASDAQ Global Select Market
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 25, 2019, there were 41,938,099 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$137,277	$67,192
Accounts receivable and unbilled receivables, net of allowances of $3,688 and $2,582, respectively	203,391	196,238
Inventories	105,813	100,868
Prepaid expenses	18,728	20,700
Other current assets	11,870	12,136
Total current assets	477,079	397,134
Property and equipment, net	54,877	51,500
Long-term investment in sales-type leases, net	21,494	17,082
Operating lease right-of-use assets	59,041	—
Goodwill	334,516	335,887
Intangible assets, net	129,163	143,686
Long-term deferred tax assets	30,607	15,197
Prepaid commissions	45,234	46,143
Other long-term assets	92,259	74,613
Total assets	$1,244,270	$1,081,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,449	$38,038
Accrued compensation	33,499	41,660
Accrued liabilities	58,017	43,047
Deferred revenues, net	88,205	81,835
Total current liabilities	228,170	204,580
Long-term deferred revenues	7,979	10,582
Long-term deferred tax liabilities	60,917	41,484
Long-term operating lease liabilities	52,738	—
Other long-term liabilities	9,798	9,562
Long-term debt, net	77,135	135,417
Total liabilities	436,737	401,625
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 51,050 and 49,480 shares issued; 41,905 and 40,335 shares outstanding, respectively	51	50
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	770,260	678,041
Retained earnings	236,697	197,454
Accumulated other comprehensive loss	(14,401)	(10,854)
Total stockholders’ equity	807,533	679,617
Total liabilities and stockholders’ equity	$1,244,270	$1,081,242
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenues:
Product revenues	$168,488	$149,709	$472,477	$415,004
Services and other revenues	60,317	54,558	176,258	160,555
Total revenues	228,805	204,267	648,735	575,559
Cost of revenues:
Cost of product revenues	86,695	79,149	250,089	229,642
Cost of services and other revenues	29,963	26,209	85,337	75,770
Total cost of revenues	116,658	105,358	335,426	305,412
Gross profit	112,147	98,909	313,309	270,147
Operating expenses:
Research and development	16,625	15,805	49,551	47,854
Selling, general, and administrative	70,876	65,609	207,588	196,831
Total operating expenses	87,501	81,414	257,139	244,685
Income from operations	24,646	17,495	56,170	25,462
Interest and other income (expense), net	(1,168)	(2,837)	(4,207)	(6,462)
Income before provision for income taxes	23,478	14,658	51,963	19,000
Provision for (benefit from) income taxes	3,495	1,030	12,720	(3,936)
Net income	$19,983	$13,628	$39,243	$22,936
Net income per share:
Basic	$0.48	$0.35	$0.95	$0.59
Diluted	$0.46	$0.33	$0.92	$0.57
Weighted-average shares outstanding:
Basic	41,771	39,432	41,283	39,015
Diluted	43,052	40,860	42,796	40,237
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$19,983	$13,628	$39,243	$22,936
Other comprehensive loss, net of reclassification adjustments and taxes:
Unrealized losses on interest rate swap contracts	—	(234)	(420)	(122)
Foreign currency translation adjustments	(2,825)	(907)	(3,127)	(2,849)
Other comprehensive loss	(2,825)	(1,141)	(3,547)	(2,971)
Comprehensive income	$17,158	$12,487	$35,696	$19,965
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	50	(9,145)	(185,074)	725,273	200,738	(10,502)	730,485
Net income	—	—	—	—	—	15,976	—	15,976
Other comprehensive loss	—	—	—	—	—	—	(1,074)	(1,074)
At the market equity offering, net of costs	217	—	—	—	17,590	—	—	17,590
Share-based compensation	—	—	—	—	8,260	—	—	8,260
Issuance of common stock under employee stock plans	216	1	—	—	4,806	—	—	4,807
Tax payments related to restricted stock units	—	—	—	—	(2,802)	—	—	(2,802)
Balances as of June 30, 2019	50,784	51	(9,145)	(185,074)	753,127	216,714	(11,576)	773,242
Net income	—	—	—	—	—	19,983	—	19,983
Other comprehensive loss	—	—	—	—	—	—	(2,825)	(2,825)
Share-based compensation	—	—	—	—	8,505	—	—	8,505
Issuance of common stock under employee stock plans	266	—	—	—	9,696	—	—	9,696
Tax payments related to restricted stock units	—	—	—	—	(1,068)	—	—	(1,068)
Balances as of September 30, 2019	51,050	$51	(9,145)	$(185,074)	$770,260	$236,697	$(14,401)	$807,533
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances as of December 31, 2017	47,577	$48	(9,145)	$(185,074)	$585,755	$159,725	$(6,113)	$554,341
Net income	—	—	—	—	—	2,720	—	2,720
Other comprehensive income	—	—	—	—	—	—	2,674	2,674
Share-based compensation	—	—	—	—	6,528	—	—	6,528
Issuance of common stock under employee stock plans	428	—	—	—	9,541	—	—	9,541
Tax payments related to restricted stock units	—	—	—	—	(1,300)	—	—	(1,300)
Balances as of March 31, 2018	48,005	48	(9,145)	(185,074)	600,524	162,445	(3,439)	574,504
Net income	—	—	—	—	—	6,588	—	6,588
Other comprehensive loss	—	—	—	—	—	—	(4,504)	(4,504)
Share-based compensation	—	—	—	—	7,238	—	—	7,238
Issuance of common stock under employee stock plans	341	—	—	—	6,576	—	—	6,576
Tax payments related to restricted stock units	—	—	—	—	(1,762)	—	—	(1,762)
Balances as of June 30, 2018	48,346	48	(9,145)	(185,074)	612,576	169,033	(7,943)	588,640
Net income	—	—	—	—	—	13,628	—	13,628
Other comprehensive loss	—	—	—	—	—	—	(1,141)	(1,141)
Share-based compensation	—	—	—	—	7,085	—	—	7,085
Issuance of common stock under employee stock plans	414	1	—	—	11,611	—	—	11,612
Tax payments related to restricted stock units	—	—	—	—	(586)	—	—	(586)
Balances as of September 30, 2018	48,760	$49	(9,145)	$(185,074)	$630,686	$182,661	$(9,084)	$619,238
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$39,243	$22,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,525	37,490
Loss on disposal of property and equipment	436	136
Share-based compensation expense	25,175	20,851
Deferred income taxes	4,023	(8,849)
Amortization of operating lease right-of-use assets	7,917	—
Amortization of debt financing fees	1,718	1,718
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(7,716)	(16,179)
Inventories	(7,015)	(5,288)
Prepaid expenses	(1,341)	774
Other current assets	974	3,120
Investment in sales-type leases	(5,120)	(1,732)
Prepaid commissions	909	991
Other long-term assets	3,944	(6,188)
Accounts payable	10,316	(8,439)
Accrued compensation	(8,161)	5,712
Accrued liabilities	5,262	1,482
Deferred revenues	3,900	9,014
Operating lease liabilities	(7,887)	—
Other long-term liabilities	4,086	(1,035)
Net cash provided by operating activities	110,188	56,514
Investing Activities
Software development for external use	(34,129)	(22,213)
Purchases of property and equipment	(12,632)	(19,259)
Net cash used in investing activities	(46,761)	(41,472)
Financing Activities
Repayment of debt and revolving credit facility	(60,000)	(27,000)
At the market offering, net of offering costs	37,806	—
Proceeds from stock issuances under stock-based compensation plans	35,029	27,729
Employees’ taxes paid related to restricted stock units	(5,790)	(3,648)
Net cash provided by (used in) financing activities	7,045	(2,919)
Effect of exchange rate changes on cash and cash equivalents	(387)	(373)
Net increase in cash and cash equivalents	70,085	11,750
Cash and cash equivalents at beginning of period	67,192	32,424
Cash and cash equivalents at end of period	$137,277	$44,174
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$756	$388
Transfers between inventory and property and equipment, net	$1,549	$2,194
Transfers from prepaid expenses to property and equipment	$3,313	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$957	$—

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2019 and December 31, 2018, the results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019, except as discussed in the sections entitled “Lessor Leases”, “Lessee Leases”, and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019, or for any future period.
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
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 54% of the lease receivable balance, are retained in-house.
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
Recently Adopted Authoritative Guidance
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance also requires significant additional disclosures about the amount and timing of cash flows from leases. The Company adopted this new guidance on January 1, 2019. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach as well as elected the package of practical expedients permitted under the transition guidance within the new standard, which will allow the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2019. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported consolidated financial statements.
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
Recently Issued Authoritative Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 will be effective for the Company beginning January 1, 2020. The Company anticipates adopting ASU 2018-15 prospectively and does not expect the standard to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that modifies or replaces existing models for trade and other receivables, debt securities, loans, and certain other financial instruments. For instruments measured at amortized cost, including trade and lease receivables, loans and held-to-maturity debt securities, the standard will replace the current “incurred loss” approach with an “expected loss” model. Entities will be required to estimate expected credit losses over the life of the instrument, considering available relevant information about the collectibility of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will be effective for the Company beginning January 1, 2020. The Company is in the process of evaluating the appropriate changes to necessary processes and controls to support the adoption of the new standard. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.8 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Hardware and software	$144,305	$125,733	$399,548	$345,215
Consumables	19,875	19,848	60,378	58,956
Other	4,308	4,128	12,551	10,833
Total product revenues	$168,488	$149,709	$472,477	$415,004

The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
United States	$206,709	$180,635	$582,540	$502,481
Rest of world (1)	22,096	23,632	66,195	73,078
Total revenues	$228,805	$204,267	$648,735	$575,559
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2019	December 31, 2018
	(In thousands)
Short-term unbilled receivables - included in accounts receivable and unbilled receivables	$15,524	$9,191
Long-term unbilled receivables - included in other long-term assets	12,794	16,481
Total contract assets	$28,318	$25,672

Short-term deferred revenues, net	$88,205	$81,835
Long-term deferred revenues	7,979	10,582
Total contract liabilities	$96,184	$92,417

The portion of the transaction price allocated to the Company’s unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues.
Short-term deferred revenues of $88.2 million and $81.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales, of $14.3 million and $11.1 million as of September 30, 2019 and December 31, 2018, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and nine months ended September 30, 2019, the Company recognized revenues of $4.8 million and $69.8 million that were included in the corresponding gross short-term deferred revenues balance of $92.9 million as of December 31, 2018.
Long-term deferred revenues include deferred revenues from service contracts of $8.0 million and $10.6 million as of September 30, 2019 and December 31, 2018, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.

Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2019 and 2018. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable as of September 30, 2019 and December 31, 2018.
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
The basic and diluted net income per share calculations for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$19,983	$13,628	$39,243	$22,936
Weighted-average shares outstanding — basic	41,771	39,432	41,283	39,015
Effect of dilutive securities from stock award plans	1,281	1,428	1,513	1,222
Weighted-average shares outstanding — diluted	43,052	40,860	42,796	40,237
Net income per share - basic	$0.48	$0.35	$0.95	$0.59
Net income per share - diluted	$0.46	$0.33	$0.92	$0.57

Anti-dilutive weighted-average shares related to stock award plans	1,060	673	832	1,176

Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $137.3 million and $67.2 million as of September 30, 2019 and December 31, 2018, respectively, consisted of bank accounts with major financial institutions.
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
Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2019 and December 31, 2018 are presented in the tables below:

	September 30, 2019	December 31, 2018
	(In thousands)
Inventories:
Raw materials	$31,780	$32,511
Work in process	8,720	8,726
Finished goods	65,313	59,631
Total inventories	$105,813	$100,868

Other long-term assets:
Capitalized software, net	$78,409	$56,819
Unbilled receivables	12,794	16,481
Other assets	1,056	1,313
Total other long-term assets, net	$92,259	$74,613

Accrued liabilities:
Operating lease liabilities, current portion	$10,281	$—
Advance payments from customers	4,865	8,993
Rebates and lease buyouts	17,551	11,076
Group purchasing organization fees	5,423	4,455
Taxes payable	3,556	5,885
Other accrued liabilities	16,341	12,638
Total accrued liabilities	$58,017	$43,047

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019			2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(11,576)	$—	$(11,576)	$(8,896)	$953	$(7,943)
Other comprehensive income (loss) before reclassifications	(2,825)	—	(2,825)	(907)	90	(817)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	(324)	(324)
Net current-period other comprehensive income (loss), net of tax	(2,825)	—	(2,825)	(907)	(234)	(1,141)
Ending balance	$(14,401)	$—	$(14,401)	$(9,803)	$719	$(9,084)

	Nine months ended September 30,
	2019			2018
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total
	(In thousands)
Beginning balance	$(11,274)	$420	$(10,854)	$(6,954)	$841	$(6,113)
Other comprehensive income (loss) before reclassifications	(3,127)	148	(2,979)	(2,849)	686	(2,163)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(568)	(568)	—	(808)	(808)
Net current-period other comprehensive income (loss), net of tax	(3,127)	(420)	(3,547)	(2,849)	(122)	(2,971)
Ending balance	$(14,401)	$—	$(14,401)	$(9,803)	$719	$(9,084)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Equipment	$83,233	$75,417
Furniture and fixtures	8,521	7,844
Leasehold improvements	18,205	16,274
Software	47,756	42,048
Construction in progress	8,406	10,706
Property and equipment, gross	166,121	152,289
Accumulated depreciation and amortization	(111,244)	(100,789)
Total property and equipment, net	$54,877	$51,500

Depreciation and amortization expense of property and equipment was $4.5 million and $3.7 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense of property and equipment was $12.9 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively.

The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
United States	$49,235	$44,684
Rest of world (1)	5,642	6,816
Total property and equipment, net	$54,877	$51,500
_________________________________________________

(1)	No individual country represented more than 10% of the respective totals.
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2018	Additions	Foreign currency exchange rate fluctuations	September 30, 2019
	(In thousands)
Goodwill	$335,887	$—	$(1,371)	$334,516
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(52,357)	$(1,480)	$81,397	1 - 30
Acquired technology	77,142	(34,213)	(28)	42,901	3 - 20
Backlog	1,150	(719)	—	431	4
Trade names	7,650	(4,868)	6	2,788	1 - 12
Patents	3,217	(1,571)	—	1,646	2 - 20
Total intangibles assets, net	$224,393	$(93,728)	$(1,502)	$129,163

	December 31, 2018
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)
	(In thousands, except for years)
Customer relationships	$135,234	$(45,029)	$(1,185)	$89,020	1 - 30
Acquired technology	78,122	(29,206)	42	48,958	3 - 20
Backlog	21,350	(20,703)	—	647	1 - 4
Trade names	7,650	(4,361)	17	3,306	1 - 12
Patents	3,239	(1,488)	4	1,755	2 - 20
Non-compete agreements	1,900	(1,900)	—	—	3
Total intangibles assets, net	$247,495	$(102,687)	$(1,122)	$143,686

_________________________________________________

(1)	The differences in gross carrying amounts between periods are primarily due to the write-off of fully amortized intangible assets.
Amortization expense of intangible assets was $4.6 million and $5.8 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense of intangible assets was $14.1 million and $17.8 million for the nine months ended September 30, 2019 and 2018, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2019
(In thousands)
Remaining three months of 2019	$4,539
2020	17,457
2021	16,125
2022	14,780
2023	13,634
Thereafter	62,628
Total	$129,163

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
In connection with these Facilities, the Company incurred $10.1 million of debt issuance costs. The debt issuance costs were capitalized and presented as a direct deduction from the carrying amount of that debt liability. The debt issuance costs are being amortized to interest expense using the straight line method from issuance date through 2021. Interest expense (exclusive of fees and issuance cost amortization) was approximately $0.8 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $3.0 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to fees and issuance cost was approximately $0.6 million for both the three months ended September 30, 2019 and 2018, and approximately $1.7 million for both the nine months ended September 30, 2019 and 2018. The Company was in compliance with all covenants as of September 30, 2019 and December 31, 2018.
During the nine months ended September 30, 2019, the Company repaid $60.0 million under these Facilities.
The components of the Company’s debt obligations as of September 30, 2019 and December 31, 2018 were as follows:

	December 31, 2018	Borrowings	Repayment / Amortization	September 30, 2019
	(In thousands)
Term loan facility	$140,000	$—	$(60,000)	$80,000
Revolving credit facility	—	—	—	—
Total debt under the facilities	140,000	—	(60,000)	80,000
Less: Deferred issuance cost	(4,583)	—	1,718	(2,865)
Total long-term debt, net of deferred issuance cost	$135,417	$—	$(58,282)	$77,135

As of September 30, 2019, the carrying amount of debt of $80.0 million approximates the comparable fair value of $79.9 million. The Company’s debt facilities are classified as a Level 3 in the fair value hierarchy. The calculation of the fair value is based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments and long-term credit ratings. There have been no significant changes in the assumptions used as of September 30, 2019 as compared to December 31, 2018.
Note 9. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Sales-type lease revenues	$9,017	$11,438	$33,833	$28,828
Interest income on sales-type lease receivables	$527	$315	$1,335	$896

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Net minimum lease payments to be received	$34,057	$28,295
Less: Unearned interest income portion	(3,116)	(2,477)
Net investment in sales-type leases	30,941	25,818
Less: Current portion (1)	(9,447)	(8,736)
Long-term net investment in sales-type leases	$21,494	$17,082

_________________________________________________

(1)	The current portion of the net investment in sales-type leases is included in other current assets in the Condensed Consolidated Balance Sheets.
The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of both September 30, 2019 and December 31, 2018.

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2019
(In thousands)
Remaining three months of 2019	$4,111
2020	9,677
2021	7,304
2022	6,599
2023	4,585
Thereafter	1,781
Total future minimum sales-type lease payments	34,057
Present value adjustment	(3,116)
Total net investment in sales-type leases	$30,941

Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. These agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Rental income	$2,896	$2,999	$9,548	$8,800

The net carrying value of the leased equipment under operating leases was $2.3 million and $2.6 million, which includes accumulated depreciation of $1.5 million and $1.2 million, as of September 30, 2019 and December 31, 2018, respectively. Depreciation expense of the leased equipment for both the three months ended September 30, 2019 and 2018 was $0.2 million, and depreciation expense of the leased equipment for the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.3 million, respectively.
The maturity schedule of future minimum lease payments under operating leases was as follows:

September 30, 2019
(In thousands)
Remaining three months of 2019	$3,072
2020	9,986
2021	6,908
2022	4,941
2023	2,914
Thereafter	1,229
Total future minimum operating lease payments	$29,050

Note 10. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of September 30, 2019, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2019
(In thousands)
Remaining three months of 2019	$3,655
2020	13,576
2021	12,966
2022	11,832
2023	8,409
Thereafter	27,585
Total operating lease payments	78,023
Present value adjustment	(15,004)
Total operating lease liabilities (1)	$63,019
 _________________________________________________

(1)
Amount consists of a current and long-term portion of operating lease liabilities of $10.3 million and $52.7 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.

Prior to the adoption of the new lease accounting standard, the maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2018
(In thousands)
2019	$14,153
2020	13,104
2021	12,729
2022	11,809
2023	8,334
Thereafter	27,289
Total minimum future lease payments	$87,418

Operating lease costs were $3.7 million and $11.0 million for the three and nine months ended September 30, 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the three and nine months ended September 30, 2019.

The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2019:

Nine months ended September 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$11,023
Right-of-use assets obtained in exchange for new lease liabilities	$957

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term, years	6.6
Weighted-average discount rate, %	6.4%

Note 11. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2019, the Company had non-cancelable purchase commitments of $75.3 million, of which $57.1 million are expected to be paid within the year ending December 31, 2019.
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
On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies, and corporate entities, including the Company and one of its subsidiaries, Aesynt Incorporated (“Aesynt”), in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al., Case No. CL18-152-1. The complaint seeks monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies, and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, detention, and training; and, as against the Company and Aesynt, claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt were never served with the complaint. Upon motion of the plaintiff, the Court issued an order on February 21, 2019 nonsuiting (dismissing) the case without prejudice. On August 21, 2019, a new lawsuit was filed against the Company and Aesynt, in the Circuit Court for the County of Albemarle, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Aesynt Incorporated, et al., Case No CL19-1301. The complaint seeks monetary recovery of damages based upon claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt have not been served with the complaint. The Company intends to defend the lawsuit vigorously.
On June 6, 2018, a class action lawsuit was filed against a customer of the Company, the customer’s parent company and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint sought class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint was held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The Illinois Supreme Court issued its decision in that case on January 25, 2019. On April 10, 2019, subsequent to the court’s issuance of an order granting the plaintiff leave to file an amended complaint, the plaintiff filed an amended complaint adding a second named plaintiff and an affiliate of the Company’s customer as an additional defendant and, in addition to making other modifications to the complaint, removing the separate cause of action directed to negligence. The court established a deadline of May 13, 2019 for the defendants to answer or otherwise respond to the amended complaint. On May 10, 2019, defendants Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, and Northwestern Memorial Hospital removed the case to the United States District Court for the Northern District of Illinois, Eastern Division. Subsequently, on May 17, 2019, the Company and the other defendants in the case each filed a motion to dismiss the complaint for failure to state a cause of action upon which relief could be granted. On June 14, 2019, plaintiffs filed a motion to remand the case to state court. The Court then entered an order, on June 19, 2019, denying plaintiffs’ motion to remand, granting defendants’ motions to dismiss with respect to the additionally-named plaintiff, and continuing the motions to dismiss with respect to the originally-named plaintiff. On July 2, 2019, the Court entered an order remanding the case to state court and denying the defendants’ motions to dismiss without prejudice to renewal of the motions in state court. On September 5, 2019, plaintiff filed a motion to voluntarily dismiss the Company from the case without prejudice. The motion was granted by order of the Court dated October 10, 2019 and, as a result, the Company has been finally dismissed from the case without prejudice to plaintiff refiling the action.
A declaratory judgment action was filed against the Company, on August 30, 2018, in the United States District Court for the Northern District of California, captioned Zurich American Insurance Company; American Guarantee & Liability Company v. Omnicell, Inc. and Does 1-10, inclusive, Case No. 3:18-CV-05345. The complaint seeks a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the underlying litigation, the Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161 pending in the Circuit Court of Cook County, Illinois, Chancery Division (“Mazya Action”), disclosed above, together with claims for reimbursement and unjust enrichment relating to the defense of the Mazya Action in the form of attorneys’ fees and other related costs. The Company has not responded to the complaint. On February 12, 2019, the court stayed the action pending the outcome of the Mazya Action and administratively closed the case. On October 15, 2019, the plaintiffs filed a notice advising the Court of the dismissal of the Company from the Mazya Action and requesting that the Court lift the stay in the case and set dates for filing a responsive pleading by the Company and initial discovery and scheduling matters. The Company intends to defend the lawsuit vigorously.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of BIPA, and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the Mazya Action. The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The Court has scheduled a case status conference for November 7, 2019 at which time the Company intends to present its motion to dismiss to the Court. The Company intends to defend the lawsuit vigorously.
On July 18, 2019, a putative class action lawsuit was filed against the Company and certain of its officers in the U.S. District Court for the Northern District of California. The complaint, captioned Bursick v. Omnicell, Inc. et al., Case No. 3:19-cv-04150, alleges that the defendants violated federal securities laws by making materially false and misleading statements beginning in October 2018 regarding revenue recognition, customer concerns about implementation issues, and a purported need to write off inventory. The plaintiff seeks unspecified monetary damages and other relief. On October 24, 2019, Frank Bursick was appointed Lead Plaintiff. The Court ordered Lead Plaintiff to file an amended complaint by November 28, 2019 and the Company to respond to the amended complaint by January 2, 2020. The Company intends to defend the lawsuit vigorously.
In August 2019, the Company received a letter from the Denver office of the SEC seeking information related to the Company’s accounting processes and procedures. The Company responded and is fully cooperating with the SEC.
Note 12. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 24.6% and 19.0% for the nine months ended September 30, 2019 and 2018, respectively.
As a result of global operational centralization activities during the nine months ended September 30, 2018, the Company recognized $4.2 million of a discrete tax benefit associated with making a check-the-box election to treat Aesynt

Holding Coöperatief U.A. (Netherlands) as a U.S. disregarded entity beginning in the first quarter of 2018. Due to continuing global operational centralization activities during the first quarter of 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt Holding Coöperatief U.A. to Omnicell, Inc., which resulted in a discrete tax expense in the amount of $9.6 million during the nine months ended September 30, 2019. The Company also recognized a discrete tax benefit related to equity compensation in the amount of $8.1 million and $4.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
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
As of September 30, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $14.0 million and $10.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in Interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the amount of accrued interest and penalties was $1.7 million and $1.4 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of September 30, 2019, the Company is no longer subject to United States, state, and foreign examination for years before 2015, 2014, and 2014, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of product and service revenues	$1,316	$1,150	$4,194	$3,346
Research and development	1,652	1,397	4,938	4,068
Selling, general, and administrative	5,537	4,538	16,043	13,437
Total share-based compensation expense	$8,505	$7,085	$25,175	$20,851

In the first quarter of 2019, the Company modified the terms of its stock options by extending the post-employment exercise period for certain employees. The Company recorded share-based compensation expense related to this modification of approximately $0.2 million on the stock options modification date. As of September 30, 2019, share-based compensation expense related to unvested stock options impacted by the modification was approximately $0.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options
Expected life, years	4.3	4.8	4.4	4.8
Expected volatility, %	34.7%	30.4%	33.7%	31.1%
Risk-free interest rate, %	1.6%	2.8%	2.1%	2.7%
Estimated forfeiture rate, %	7.2%	6.9%	7.2%	6.9%
Dividend yield, %	—%	—%	—%	—%

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.9% - 39.9%	28.1% - 33.8%	28.2% - 39.9%	27.7% - 33.8%
Risk-free interest rate, %	1.4% - 2.7%	0.8% - 2.7%	1.3% - 2.7%	0.7% - 2.7%
Dividend yield, %	—%	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Outstanding at December 31, 2018	3,748	$41.27	7.6	$78,365
Granted	687	75.49
Exercised	(597)	32.66
Expired	(9)	37.08
Forfeited	(234)	47.23
Outstanding at September 30, 2019	3,595	$48.86	7.7	$87,453
Exercisable at September 30, 2019	1,470	$33.91	6.3	$56,377
Vested and expected to vest at September 30, 2019 and thereafter	3,401	$48.07	7.7	$85,235

The weighted-average fair value per share of options granted during the three months ended September 30, 2019 and 2018 was $21.59 and $12.49, respectively, and the weighted-average fair value per share of options granted during the nine months ended September 30, 2019 and 2018 was $23.41 and $15.02, respectively. The intrinsic value of options exercised during the three months ended September 30, 2019 and 2018 was $2.7 million and $8.2 million, respectively, and the intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $27.0 million and $16.7 million, respectively.
As of September 30, 2019, total unrecognized compensation cost related to unvested stock options was $33.5 million, which is expected to be recognized over a weighted-average vesting period of 2.7 years.

Employee Stock Purchase Plan Activity
For the nine months ended September 30, 2019 and 2018, employees purchased approximately 374,000 and 452,038 shares of common stock, respectively, under the ESPP at weighted average prices of $41.44 and $29.69, respectively. As of September 30, 2019, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $2.6 million and is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value
	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2018	538	$51.52	1.6	$32,935
Granted (Awarded)	77	77.48
Vested (Released)	(120)	40.87
Forfeited	(49)	47.21
Outstanding and unvested at September 30, 2019	446	$59.39	1.3	$32,199

As of September 30, 2019, total unrecognized compensation cost related to RSUs was $21.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

	Number of Shares	Weighted-Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2018	21	$46.60
Granted (Awarded)	17	81.86
Vested (Released)	(21)	46.96
Forfeited	—	—
Outstanding and unvested at September 30, 2019	17	$81.92

As of September 30, 2019, total unrecognized compensation cost related to RSAs was $0.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Restricted Stock Units
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit
	(In thousands, except per share data)
Outstanding at December 31, 2018	197	$34.83
Granted	71	73.38
Vested	(68)	35.74
Forfeited	(33)	33.84
Outstanding and unvested at September 30, 2019	167	$51.07

As of September 30, 2019, total unrecognized compensation cost related to PSUs was approximately $4.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2019:

Number of Shares
(In thousands)
Share options outstanding	3,595
Non-vested restricted share awards	630
Shares authorized for future issuance	3,672
ESPP shares available for future issuance	1,539
Total shares reserved for future issuance	9,436

Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2019, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three and nine months ended September 30, 2019 and 2018, the Company did not repurchase any of its outstanding common stock.
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
For the three months ended September 30, 2019, the Company did not sell any of its common stock under the Distribution Agreement.
For the nine months ended September 30, 2019, the Company received gross proceeds of $38.5 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of its common stock at an average price of approximately $83.81 per share.
For the three and nine months ended September 30, 2018, the Company did not sell any of its common stock under the Distribution Agreement.
As of September 30, 2019, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Note 15. Restructuring Expenses
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to align its organizational infrastructure for future expected growth. During the year ended December 31, 2018, the Company incurred and accrued for $1.3 million of restructuring expenses, which includes severance and consulting-related expenses. As of September 30, 2019, there was no unpaid balance related to this restructuring plan.

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
We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 88% of our total revenues for the three months ended September 30, 2019 and 2018, respectively, and 90% and 87% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. We have not in the past sold, and have no future plans to sell, our products, either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
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
Our full-time headcount was approximately 2,630 and 2,480 on September 30, 2019 and December 31, 2018, respectively.
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
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2019 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Product revenues	$168,488	$149,709	$18,779	13%
Percentage of total revenues	74%	73%
Services and other revenues	60,317	54,558	5,759	11%
Percentage of total revenues	26%	27%
Total revenues	$228,805	$204,267	$24,538	12%
Product revenues represented 74% and 73% of total revenues for the three months ended September 30, 2019 and 2018, respectively. Product revenues increased by $18.8 million, primarily due to an increase in our Automated Dispensing Cabinet business, driven primarily by the growth of XT series products, partially offset by a decrease in sales of Performance Center, primarily due to a large installation during the three months ended September 30, 2018.
Services and other revenues represented 26% and 27% of total revenues for the three months ended September 30, 2019 and 2018, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $5.8 million, primarily due to higher service renewal fees, driven mainly by an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions.

Our international sales represented 10% and 12% of total revenues for the three months ended September 30, 2019 and 2018, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Product revenues	$472,477	$415,004	$57,473	14%
Percentage of total revenues	73%	72%
Services and other revenues	176,258	160,555	15,703	10%
Percentage of total revenues	27%	28%
Total revenues	$648,735	$575,559	$73,176	13%
Product revenues represented 73% and 72% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. Product revenues increased by $57.5 million, primarily due to an increase in our Automated Dispensing Cabinet business, driven primarily by the growth of XT series products, partially offset by a decrease in sales of Performance Center, primarily due to a large installation during the nine months ended September 30, 2018.
Services and other revenues represented 27% and 28% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $15.7 million, primarily due to higher service renewal fees, driven mainly by an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions.
Our international sales represented 10% and 13% of total revenues for the nine months ended September 30, 2019 and 2018, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Three months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$86,695	$79,149	$7,546	10%
As a percentage of related revenues	51%	53%
Cost of services and other revenues	29,963	26,209	3,754	14%
As a percentage of related revenues	50%	48%
Total cost of revenues	$116,658	$105,358	$11,300	11%
As a percentage of total revenues	51%	52%

Gross profit	$112,147	$98,909	$13,238	13%
Gross margin	49%	48%
Cost of revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 increased by $11.3 million, of which $7.5 million was attributed to the increase in cost of product revenues and $3.8 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is primarily driven by the increase in product revenues of $18.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, partially offset by sales of product portfolios with higher margins as well as lower costs associated with the XT series manufacturing ramp up and economies of scale. The increase in cost of services and other revenues is primarily driven by increase in services and other revenues of $5.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as well as product mix with lower margins.
The overall increase in gross margin primarily relates to lower costs associated with the XT series manufacturing ramp up and economies of scale. Our gross profit for the three months ended September 30, 2019 was $112.1 million, as compared to $98.9 million for the three months ended September 30, 2018.

	Nine months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$250,089	$229,642	$20,447	9%
As a percentage of related revenues	53%	55%
Cost of services and other revenues	85,337	75,770	9,567	13%
As a percentage of related revenues	48%	47%
Total cost of revenues	$335,426	$305,412	$30,014	10%
As a percentage of total revenues	52%	53%

Gross profit	$313,309	$270,147	$43,162	16%
Gross margin	48%	47%
Cost of revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 increased by $30.0 million, of which $20.4 million was attributed to the increase in cost of product revenues and $9.6 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is primarily driven by the increase in product revenues of $57.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by sales of product portfolios with higher margins as well as lower costs associated with the XT series manufacturing ramp up and economies of scale. The increase in cost of services and other revenues is primarily driven by the increase in services and other revenues of $15.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as well as product mix with lower margins.

The overall increase in gross margin primarily relates to lower costs associated with the XT series manufacturing ramp up and economies of scale. Our gross profit for the nine months ended September 30, 2019 was $313.3 million, as compared to $270.1 million for the nine months ended September 30, 2018.
Operating Expenses and Interest and Other Income (Expense), Net

	Three months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$16,625	$15,805	$820	5%
As a percentage of total revenues	7%	8%
Selling, general, and administrative	70,876	65,609	5,267	8%
As a percentage of total revenues	31%	32%
Total operating expenses	$87,501	$81,414	$6,087	7%
As a percentage of total revenues	38%	40%

Interest and other income (expense), net	$(1,168)	$(2,837)	$1,669	(59)%
Research and Development. Research and development expenses increased by $0.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily attributed to increased spend on consulting expenses, as well as a higher headcount in the research and development function. This increase was partially offset by several research and development projects reaching capitalization stage during the three months ended September 30, 2019, decreasing research and development expenses, as we are allocating additional resources to software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $5.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to growth of operations, substantially attributed to higher consulting and employee-related expenses, as well as higher commissions incurred in connection with increased revenues.
Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by $1.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by a $0.7 million increase in other income and a $1.0 million decrease in other expenses. The increase in other income is primarily attributable to higher interest income received due to higher cash balances. The decrease in other expenses is primarily due to lower interest expense as a result of significant debt repayments during the year ended December 31, 2018 and nine months ended September 30, 2019, as well as favorable foreign currency fluctuations during the period.

	Nine months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Operating expenses:
Research and development	$49,551	$47,854	$1,697	4%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	207,588	196,831	10,757	5%
As a percentage of total revenues	32%	34%
Total operating expenses	$257,139	$244,685	$12,454	5%
As a percentage of total revenues	40%	43%

Interest and other income (expense), net	$(4,207)	$(6,462)	$2,255	(35)%

Research and Development. Research and development expenses increased by $1.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily attributed to increased spend on consulting expenses, as well as a higher headcount in the research and development function. This increase was partially offset by several research and development projects reaching capitalization stage during the nine months ended September 30, 2019, decreasing research and development expenses, as we are allocating additional resources to software projects.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $10.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to growth of operations, substantially attributed to higher consulting and employee-related expenses, as well as higher commissions incurred in connection with increased revenues.
Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by $2.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by a $3.7 million decrease in other expenses and a $1.4 million decrease in other income. The decrease in other expenses is primarily due to lower interest expense as a result of significant debt repayments during the year ended December 31, 2018 and nine months ended September 30, 2019, as well as favorable foreign currency fluctuations during the period. The decrease in other income is primarily due to the $2.5 million contingent gain recognized during the nine months ended September 30, 2018 related to a settlement agreement associated with the Ateb acquisition, partially offset by higher interest income received due to higher cash balances.
Provision for (Benefit from) Income Taxes

	Three months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$3,495	$1,030	$2,465	239%

	Nine months ended September 30,
			Change in
	2019	2018	$	%
	(Dollars in thousands)
Provision for (benefit from) income taxes	$12,720	$(3,936)	$16,656	(423)%
Our annual effective tax rate before discrete items was 24.6% and 19.0% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the estimated annual effective tax rate for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to state income taxes, non-deductible equity charges, and research and development credits.
Provision for income taxes for the nine months ended September 30, 2019 included net discrete income tax benefit of $0.1 million. The net discrete income tax benefit was primarily related to a $8.1 million tax benefit from equity compensation, partially offset by income tax expense of $9.6 million recognized on the sale of certain intellectual property rights by Aesynt Holdings Coöperatief U.A. to Omnicell, Inc. in the first quarter of 2019.
Provision for income taxes for the nine months ended September 30, 2018 included net discrete income tax benefit of $7.6 million. The net discrete income tax benefit was primarily related to a recognized benefit of $4.2 million associated with making a check-the-box election to treat Aesynt Holdings Coöperatief U.A. as a U.S. disregarded entity beginning the first quarter of 2018 as well as a discrete income tax benefit of $4.8 million related to equity compensation.
Refer to Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $137.3 million at September 30, 2019 compared to $67.2 million at December 31, 2018. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.

Our cash position and working capital at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Cash	$137,277	$67,192
Working capital	$248,909	$192,554
Our ratio of current assets to current liabilities was 2.1:1 at September 30, 2019 and 1.9:1 at December 31, 2018.
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
As of September 30, 2019, the outstanding balance from the Facilities was $80.0 million and we were in compliance with all covenants.
Distribution Agreement
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. We intend to use the net proceeds from the sale, if any, of common stock in the offering for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures, and working capital.
For the three months ended September 30, 2019, we did not sell any of our common stock under the Distribution Agreement.
For the nine months ended September 30, 2019, we received gross proceeds of $38.5 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share.
For the three and nine months ended September 30, 2018, we did not sell any of our common stock under the Distribution Agreement.
As of September 30, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of September 30, 2019, which may result in additional use of cash. See “Stock Repurchase Program” under Note 13, Employee Benefits and

Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the nine months ended September 30, 2019 and 2018.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$110,188	$56,514
Investing activities	(46,761)	(41,472)
Financing activities	7,045	(2,919)
Effect of exchange rate changes on cash and cash equivalents	(387)	(373)
Net increase in cash and cash equivalents	$70,085	$11,750
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $110.2 million for the nine months ended September 30, 2019, primarily consisting of net income of $39.2 million adjusted for non-cash items of $78.8 million, offset by changes in assets and liabilities of $7.8 million. The non-cash items primarily consisted of depreciation and amortization expense of $39.5 million, share-based compensation expense of $25.2 million, amortization of operating lease right-of-use asset amortization of $7.9 million, debt financing fees of $1.7 million, and the change in deferred income taxes of $4.0 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accrued compensation of $8.2 million primarily due to a decrease in accrued commissions and restructuring expenses, as well as timing of payroll, (ii) a decrease in operating lease liabilities of $7.9 million, (iii) an increase in accounts receivable and unbilled receivables of $7.7 million primarily due to an increase in billings, (iv) an increase in inventories of $7.0 million for inventory buildup in support of forecasted sales of new and existing products, (v) an increase in investment in sales-type leases of $5.1 million, and (vi) an increase in prepaid expenses of $1.3 million. These cash outflows were partially offset by (i) an increase in accounts payable of $10.3 million, (ii) an increase in accrued liabilities of $5.3 million, (iii) an increase in other long-term liabilities of $4.1 million, (iv) a decrease in other long-term assets of $3.9 million, (v) an increase in deferred revenues of $3.9 million, (vi) a decrease in other current assets of $1.0 million, and (vii) a decrease in prepaid commissions of $0.9 million.
Net cash provided by operating activities was $56.5 million for the nine months ended September 30, 2018, primarily consisting of net income of $22.9 million adjusted for non-cash items of $51.3 million, offset by changes in assets and liabilities of $17.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $37.5 million, share-based compensation expense of $20.9 million, amortization of debt financing fees of $1.7 million, and the change in deferred income taxes of $8.8 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $16.2 million primarily due to an increase in billings, (ii) a decrease in accounts payable of $8.4 million, primarily due to the timing of payments, (iii) an increase in other long-term assets of $6.2 million as a result of the increase in unbilled receivables, (iv) an increase in inventories of $5.3 million due to inventory buildup in support of forecasted sales, (v) an increase in investment in sales-type leases of $1.7 million, and (vi) a decrease in other long-term liabilities of $1.0 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $9.0 million due to timing of orders and revenues being recognized for installed product, (ii) an increase in accrued compensation of $5.7 million, (iii) a decrease in other current assets of $3.1 million, (iv) an increase in accrued liabilities of $1.5 million, (v) a decrease in prepaid commissions of $1.0 million, and (vi) a decrease in prepaid expenses of $0.8 million.

Investing Activities
Net cash used in investing activities was $46.8 million for the nine months ended September 30, 2019, which consisted of capital expenditures of $12.6 million for property and equipment, and $34.1 million for costs of software development for external use.
Net cash used in investing activities was $41.5 million for the nine months ended September 30, 2018, which consisted of capital expenditures of $19.3 million for property and equipment and $22.2 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2019, primarily due to proceeds of $37.8 million from sales of our common stock under the Distribution Agreement and $35.0 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $60.0 million of the Facilities and $5.8 million in employees’ taxes paid related to restricted stock unit vesting.
Net cash used in financing activities was $2.9 million for the nine months ended September 30, 2018, primarily due to the repayment of $27.0 million of the Facilities and $3.6 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $27.7 million of proceeds from employee stock option exercises and employee stock plan purchases.
Contractual Obligations
There have been no significant changes during the nine months ended September 30, 2019 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2018.
Contractual obligations as of September 30, 2019 were as follows:

	Payments due by period
	Total	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(In thousands)
Operating leases (1)	$78,023	$3,655	$26,542	$20,241	$27,585
Purchase obligations (2)	75,289	57,104	17,633	331	221
Term loan facility (3)	80,000	—	80,000	—	—
Total (4) (5)	$233,312	$60,759	$124,175	$20,572	$27,806
_________________________________________________

(1)
Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 10, Lessee Leases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

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

(4)
We have recorded $10.1 million for uncertain tax positions under long-term liabilities as of September 30, 2019 in accordance with U.S. GAAP. As these liabilities do not reflect actual tax assessments, the timing and amount of payments we might be required to make will depend upon a number of factors. Accordingly, as the timing and amount of payment cannot be estimated, the $10.1 million in uncertain tax position liabilities have not been included in the table above.

(5)	Refer to Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934, as amended, and the instructions thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2019, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2019, we had total debt under the Credit Agreement of $80.0 million. See Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of September 30, 2019, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2019 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2019.

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
We operate in highly competitive markets, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management and supply chain solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; TouchPoint Medical, Inc.; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Kit Check, Inc.; Baxter Healthcare Corporation; Grifols, S.A.; Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; and Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical Systems; and TCGRx/Parata Systems in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; and WebsterCare outside the United States.
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

•
current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;

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
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
In connection with the Aesynt acquisition, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended, the “Credit Agreement”). In December 2017, we entered into an amendment to the Credit Agreement with Wells Fargo Bank, National Association and certain other lenders pursuant to which the revolving credit facility was increased from $200.0 million to $315.0 million, and certain other modifications were made, including amendments to certain negative covenants. The Credit Agreement also provides for a $200.0 million term loan facility. At September 30, 2019, the loan balance of the term loan facility was $80.0 million, and there was no outstanding loan balance for the revolving credit facility.
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
In addition, borrowings under the Credit Agreement bear interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the Credit Agreement and other financial contracts that we may enter into that are indexed to LIBOR.
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

Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation. For example, as discussed further in the section entitled “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, we are currently subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of September 30, 2019, we had recorded approximately $462.0 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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

In addition, healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such target customers, or could cause our existing customers or potential new customers to begin utilizing our competitors' products if such customers are acquired by healthcare providers that prefer our competitors' products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of most of our current products are not regulated by the U.S. Food and Drug Administration ("FDA"), or the Drug Enforcement Administration ("DEA"). Through our acquisition of Aesynt, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations, and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication and supply dispensing systems; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations, and financial condition. Similarly, hospitals must be accredited by an accrediting organization approved by The Centers for Medicare & Medicaid Services, such as The Joint Commission, in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not approve or accredit medication and supply dispensing systems; however, disapproval of our customers’ medication and supply dispensing management methods, and their failure to meet The Joint Commission standards could decrease demand for our products and harm our competitive position, results of operations, and financial condition.
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
In addition, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, the current U.S. administration has advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. Effective September 2018, the Office of the U.S. Trade Representative (“USTR”) imposed tariffs of 10% on specified products imported from China (“List 3 products”), including certain components that we import from China, and increased these tariffs to 25% in June 2019. In August 2019, the President directed the USTR to increase tariffs on List 3 products from 25% to 30% effective October 2019, which increases were subsequently delayed indefinitely. In May 2019, the USTR proposed imposing additional tariffs of up to 25% on an expanded list of products (“List 4 products”); tariffs of 15% were imposed on certain List 4 products effective

September 2019 and the remainder are scheduled to be subject to these tariffs effective December 2019. While we are actively evaluating mitigation strategies, we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and costs, which could in turn adversely affect our business, financial condition, and results of operation.
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
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.*
Approximately 9% of our revenues during the nine months ended September 30, 2019 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional pharmacy and retail pharmacy customers domestically and abroad. The demands placed on institutional pharmacies and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
For healthcare facilities to fully benefit from our automation solutions, our systems must interface with certain of their other information systems. This may require substantial cooperation, incremental investment, and coordination on the part of our customers, and may require coordination with third-party suppliers of the existing information systems. There is little uniformity in the systems currently used by our customers, which complicates the interfacing process. If these systems are not successfully interfaced, our customers could choose not to use or to reduce their use of our automation solutions, which would harm our business. Also, these information systems are impacted by regulatory forces, such as the Promoting Interoperability Program and HIPAA Omnibus Rules, and may evolve their interoperability functionality accordingly. We expect to comply with the mandatory standards and certifications that enable us to continuously interoperate with partner information systems, but such symbiotic evolution in a changing regulatory environment can at times create an execution risk.
Additionally, our competitors may enter into agreements with providers of hospital information systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services. In addition, hospital and physician office information systems providers may choose to develop their own solutions that could compete with ours. Furthermore, we expect the importance of interoperability to increase in the next few years. Regulations such as the Quality Payment Program are expected to heavily focus on evidence and outcomes. Given our role in care delivery process, the data generated by our products may be a key input for assessing and reporting on clinical outcomes. This may elevate interoperability with information systems to a relative importance to our customers creating a business opportunity and risk.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $57.81 and $92.59 per share during the nine months ended September 30, 2019. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $18.5 million as of September 30, 2019.

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
Our products provide medication management and supply chain management solutions for the healthcare industry. Despite the presence of healthcare professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, we are currently subject to certain lawsuits, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management's attention from operations and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.6 million shares of our common stock, at a weighted-average exercise price of $48.86 per share as of September 30, 2019. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc. as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of September 30, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the nine months ended September 30, 2019, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1+	Fourth Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated September 13, 2019

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+(1)
Certification of Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS+	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_________________________________________________

+	Filed herewith.

*	Indicates a management contract, compensation plan, or arrangement.

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

OMNICELL, INC.
Date:	November 1, 2019	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer