Form 10-K
period 2019-12-31
OMNICELL, Inc
filed 2020-02-26
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 28, 2019 was $3.5 billion (based upon the closing sales price of such stock as reported on the NASDAQ Global Select Market on such date) which excludes an aggregate of 540,177 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 28, 2019, the registrant has assumed that a stockholder was an affiliate of the registrant at June 28, 2019 if such stockholder

(i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 28, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2020, there were 42,465,814 shares of the registrant’s common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

OMNICELL, INC.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The forward-looking statements are contained throughout this report including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
•our expectations regarding our future pipeline and product bookings;
•the extent and timing of future revenues, including the amounts of our current backlog;
•the size or growth of our market or market share;
•our beliefs about drivers of demand for our solutions, market opportunities in certain product categories and continued expansion in these product categories, as well as our belief that our technology, services, and solutions within these categories position us well to address the needs of retail, acute, and post-acute pharmacy providers;
•our ability to acquire companies, businesses, products or technologies on commercially reasonable terms and integrate such acquisitions effectively;
•our goal of advancing our platform with new product introductions annually;
•our ability to deliver on the autonomous pharmacy vision, as well as our plan to integrate our current offerings and technologies on a cloud infrastructure and invest in broadening our solutions across certain key areas as we execute on this vision;
•continued investment in the autonomous pharmacy vision, our beliefs about the anticipated benefits of such investments, and our expectations regarding continued growth in subscription and cloud-based offerings as we execute on this vision;
•our belief that our solutions and vision for fully autonomous medication management are strongly aligned with long-term trends in the healthcare market and well-positioned to address the evolving needs of the healthcare institutions;
•planned new products and services;
•the bookings, revenue, and margin opportunities presented by new products, emerging markets and international markets;
•our ability to align our cost structure and headcount with our current business expectations;
•the operating margins or earnings per share goals we may set;
•the outcome of any legal proceedings to which we are a party;
•our projected target long-term revenues and revenue growth rate, long-term operating margins, and free cash flow conversion;
•our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
•the expected impacts of new accounting standards or changes to existing accounting standards;
•our expected future uses of cash and the sufficiency of our sources of funding;
•our expectations about the operational and financial impact of the outbreak of the coronavirus first identified in Wuhan, China on our business; and
•our ability to generate cash from operations and our estimates regarding the sufficiency of our cash resources.
In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “seeks,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions, and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied in the forward-looking statements. Such risks and uncertainties include those described throughout this annual report, including in Part I - Section 1A. “Risk Factors” and Part II - Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this annual report and the documents that we reference in this annual report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this annual report represent our estimates and assumptions only as of the date of this annual report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
All references in this report to “Omnicell,” “our,” “us,” “we,” or the “Company” collectively refer to Omnicell, Inc., a Delaware corporation, and its subsidiaries. The term “Omnicell, Inc.,” refers only to Omnicell, Inc., excluding its subsidiaries.
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, OmniCenter®, SafetyStock®, SinglePointe®, OnDemand®, SureMed®, AccuFlex®, Detect-Rx®, Time My Meds®, Pharmacy Line®, Connect-Rx®, MedCarousel®, ROBOT-Rx®, Performance CenterTM, and AcuDose-RxTM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.

PART I
ITEM 1. BUSINESS
Overview
We are a leading provider of medication management automation solutions and adherence tools for healthcare systems and pharmacies. Our solutions support the vision of a fully autonomous pharmacy, a roadmap designed to improve patient outcomes and operational efficiencies through a fully automated, medication management infrastructure. Our goal is to transform the pharmacy care delivery model through automation designed to replace manual, error-prone processes, combined with intelligence and services offerings, that are helping our customers harness the power of data and deliver intelligent business insights.
Through our medication management automation platform that spans the continuum of care, we are advancing the vision for the autonomous pharmacy. By delivering a combination of automation, intelligence, and expert services, to be powered by a cloud data platform, we believe we are helping to empower healthcare and pharmacy providers to focus on clinical, rather than administrative, tasks.
Over 6,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 40,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions.
We believe our broad portfolio of products and services, combined with innovation, align us with the long-term trends of the healthcare market to manage patients across the continuum of care while helping to control costs and improve patient outcomes.
Operating Segments
We previously operated and reported our business in two segments: Automation and Analytics, and Medication Adherence. In an effort to deliver on the strategic vision of the autonomous pharmacy and address industry changes including the continuing consolidation of healthcare systems, rising pharmaceutical costs, and increased scrutiny on controlled substances, we initiated a company-wide organizational realignment in the fourth quarter of 2018 to centrally manage our business operations, including the development and marketing of all of our products, sales and distribution, supply chain and inventory management, as well as regulatory and quality functions. As a result of this organizational realignment, we now operate and report our business as one segment.
Business Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and services designed to transform the pharmacy care delivery model, helping to dramatically improve outcomes and lower costs for our healthcare partners. We believe there are significant challenges in pharmacy that drive the demand for our solutions and represent large market opportunities in three product categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. In addition, we are early in the replacement cycle of our XT Series automated dispensing systems which we believe is a significant market opportunity and we expect to continue to focus on further penetrating markets through competitive conversion. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
•Central Pharmacy. This market represents the beginning of the medication management process in Acute Care Settings, and, we believe, the next big automation opportunity to replace manual and repetitive processes which are common in the pharmacy today. Manual processes are prone to significant errors, and products such as our IV sterile compounding solutions and XR2 Automated Central Pharmacy system automate these manual processes and are designed to reduce the risk of error for our healthcare partners. We believe new products and innovation in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics and carousels. The Central Pharmacy also represents an opportunity to provide technology enabled services designed to reduce the administrative burden on the pharmacy and allow clinicians to operate at the top of their license.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology is leading to innovation at traditional retail providers, which combined with the move to value-based care results, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our Population Health Solutions portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers and reduce hospital and emergency room visits due to improved adherence.
We believe our technology, services, and solutions within these three product categories position us well to address the needs of retail, acute, and post-acute pharmacy providers.
Industry Background and Market
We believe our solutions support the vision for fully autonomous medication management and are strongly aligned with trends in the healthcare market and well positioned to address the evolving needs of healthcare institutions.
The healthcare industry continues to experience a significant degree of consolidation, with healthcare providers combining to create larger healthcare delivery organizations in order to achieve greater market power. We believe this trend has increased the market need for more integrated medication management automation solutions on a single platform to help improve patient and financial outcomes for both inpatient and outpatient settings. Our portfolio of products and services, combined with innovation, are designed with this objective in mind.
In addition, healthcare providers and facilities are affected by significant economic pressures. Annual gross spending on medications in the United States (on an invoice basis before rebates or discounts) was estimated to have reached approximately $485 billion in 2018, according to a report published by the IQVIA Institute for Human Data Science in 2019. Annual spending on medications across retail, inpatient, and outpatient settings in the United States on a net basis was calculated to have reached approximately $380 billion in 2018, according to a report published by the Centers for Medicare & Medicaid Services Office of the Actuary in December 2019 and various reports and statistics published by the American Hospital Association. In addition, based on a 2016 report by National Opinion Research Center at the University of Chicago, pharmaceutical costs have substantially outpaced general inflation in recent years. Rising costs of labor, prescription drugs, and new medical technology all contribute to increased spending. Governmental pressures surrounding healthcare reform have led to increased scrutiny of the cost and efficiency with which healthcare providers deliver their services. These factors, combined with continuing consolidation in the healthcare industry, have increased the need for the efficient delivery of healthcare in order to control costs, and have elevated the strategic importance of medication management across the continuum of care.
Furthermore, substantial increases in healthcare administration highlight the need for more complete medication management automation solutions to help drive efficiency and improve patient safety. The number of healthcare administrators grew approximately 3,000% from 1970 to 2016, substantially outpacing the growth in physicians over the same period, according to a statistic derived by the Physicians for a National Health Program using data from the Bureau of Labor Statistics, the National Center for Health Statistics, and the U.S. Census Bureau’s Current Population Survey. Over time, complexities in medication management have increased along with the volume of patients and medications, but many manual processes are still used, resulting in inefficient tracking and delivery of medication and supplies despite the substantial growth in administration staff. Even with the vast increase in administrative positions, many clinical staff are burdened with administrative tasks themselves. According to a survey conducted by the American Society of Health-System Pharmacists in 2015, approximately 76% of pharmacist activities are non-clinical in nature. In addition, many existing healthcare information systems are unable to support the modernization of healthcare delivery processes or address mandated patient safety initiatives. These factors contribute to medical errors and unnecessary process costs across the healthcare sector.
Legislation and industry guidelines, such as those produced by the U.S. Food and Drug Administration (the "FDA"), The Joint Commission, the U.S. Pharmacopeial Convention and the Institute for Safe Medication Practices in the areas of medication management - including storage, security and labeling - have created an environment of increased patient safety awareness and regulatory control. Against this backdrop, healthcare organizations, desiring to improve quality and avoid liability, have been driven to prioritize investment in capital equipment, including pharmacy automation, which is a standard of care, to improve patient safety. While the overall storage and security of medications in hospitals has improved, recent years show increased focus on controlled substance management, particularly in light of the opioid crisis in the United States. According to a research report published by the Butler Center for Research in 2015, studies in the United States have shown that 10% to 15% of healthcare professionals will misuse substances during their lifetime, with significantly higher levels of opioid abuse in particular. Joint Commission surveyors are seeking more documentation from hospitals demonstrating that their medication policies and procedures are adequate.
Medication non-adherence is widely recognized as a common and costly problem. Poor adherence results in increased hospital readmissions, deteriorated treatment outcomes and avoidable healthcare costs. Medication non-adherence is estimated to cost the U.S. healthcare system up to $300.0 billion a year, according to research published in the Risk Management and Healthcare Policy Journal in 2014. In addition, a 2017 study published in the Journal of the American Pharmacists Association

found that medication issues are responsible for 26% of hospital readmissions. With more than 38 million Americans taking five or more maintenance medications routinely (based on statistics published by the Centers for Disease Control and Prevention in 2017), pharmacists need ways to support the arduous task of keeping patients compliant. According to a 2011 article by the World Health Organization, “although these medications are effective in combating disease, their full benefits are often not realized because approximately 50% of patients do not take their medications as prescribed.” Medication adherence can be improved through attitudinal and behavioral changes, which pharmacists can encourage and help facilitate by providing interventional support, including adherence tools such as blister cards, reminders, prescription synchronization, and patient engagement tools. We believe our Population Health Solutions have the potential to reduce hospitalizations and emergency department visits, and improve patient health by increasing medication adherence.
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
We believe our products help healthcare organizations leverage and enhance their investments in electronic health record implementation and integration by allowing them to reduce process steps, eliminate manual tracking and waste, enable population-level performance insights, track quality levels, and reduce errors that result in unnecessary cost. By harnessing data provided by our automation systems via our cloud platform and translating them into actionable insights via solutions, such as Performance Center, we help enable our customers to optimize the pharmacy supply chain and lower costs.
Products and Services
As we execute on the vision of the autonomous pharmacy, we plan to integrate our current offerings and technologies on a cloud infrastructure, and invest in broadening our solutions across three key areas:
Automation
We provide a range of advanced automation, including robotics designed to digitize and streamline workflows and reduce human error in central pharmacy and clinical areas, and to support medication adherence initiatives in retail pharmacies. Our automation products and services include central pharmacy automation solutions for both dispensing and IV compounding systems, medication and supply dispensing systems at the point of care, as well as medication adherence solutions which are used by retail, community, and outpatient pharmacies to help improve patient engagement and adherence to prescriptions.
Point of Care
Our point of care automation solutions are designed to improve clinician workflows in patient care areas of the healthcare system, such as nursing units, operating rooms, and emergency departments. Automated dispensing systems are an essential part of medication management because they safeguard medications - including controlled substances - and automatically track inventory. We strive to continually develop new innovations for our automated dispensing system to close gaps in safety and help enable clinicians to spend less time managing medications and more time caring for patients.
Our XT Series automated dispensing systems for medications and supplies used in nursing units and other clinical areas of the hospital can be customized with various software and hardware options. Our interoperability solutions integrate our automated dispensing system with key electronic health record systems to help streamline workflow and increase accuracy. We also offer specialized automated dispensing systems for the operating room.
Central Pharmacy
An efficient central pharmacy operation is vital to delivering exceptional patient care. With pharmacist and technician labor requirements increasing over the years, it is critical for pharmacies to find new ways of increasing productivity. Our broad medication management platform offers a range of automated hardware and software solutions. Our central pharmacy automation solutions are designed to empower healthcare providers to increase staff efficiency, reduce inventory costs, prevent medication errors, improve compliance, and strengthen security of controlled substances. By automating manual, error-prone processes, our technology helps enable pharmacy staff to work more efficiently and directly contribute to clinical care.
Our central pharmacy automation solutions include: automated storage and retrieval systems, including our XR2 Automated Central Pharmacy System - an important building block of the autonomous pharmacy vision; IV compounding robots and workflow management systems; inventory management software; and controlled substance management systems.

Medication Adherence
Our medication adherence solutions are used by retail, community, and outpatient pharmacies, as well as by institutional pharmacies serving long-term care and other sites outside the acute care hospital, and are designed to improve patient engagement and adherence to prescriptions.
We offer automated systems to aid pharmacies in more accurately and efficiently filling our multimed adherence packaging based on individual patient medication orders. These machines interface with pharmacy information systems to obtain prescription information for each patient receiving the medication blister cards. In addition to robotic automation, we offer software that guides the user through the manual filling process to streamline workflow and increase packing accuracy.
Our single dose automation solutions fill and label a variety of patient-specific, single-dose medication blister packaging based on incoming prescriptions. Our semi-automated filling equipment is designed specifically for the long-term care institutional pharmacy with enough order volume to warrant pre-packaging frequently-used medications. Our automated solutions interface with pharmacy information systems to obtain prescription information.
We also offer a wide range of medication blister card packaging and packaging supplies designed to enhance medication adherence in a variety of non-acute care settings. These products include multimed blister cards (adherence packaging) distributed by retail, community, and outpatient pharmacies to help patients manage their medication regimens at home. These cards organize multiple drugs into a single blister cavity for each dosing time, helping to make it easier for patients on complex regimens to comply with their therapy. For environments where a caregiver is present, institutional and retail pharmacies use our single dose blister cards, which provide up to 90-day doses of a specific single medication.
Other Automation Products and Services
Omnicell Interface Software provides interface and integration between our medication-use products or our supply products and a healthcare facility’s in-house information management systems.
Customer service includes customer education and training and post-installation technical support with phone support, on-site service, parts, and access to software upgrades. Product support is available through fixed-period service contracts and on a time and materials basis. On-site service is provided by our field service team.
Retail Pharmacy and Hospital Automation Outside the United States
Additional products sold outside the United States include robotic dispensing systems used in hospitals and retail pharmacies for handling the stocking and retrieval of boxed medications. For management of medical supplies, a specialized cabinet that uses radio frequency identification is also available.
Intelligence
Leveraging data analytics and predictive intelligence, we provide actionable insights to help customers better understand their medication usage and improve pharmacy supply chain management. We offer specialized services and analytics software designed to help healthcare facilities improve their bottom line and patient care by harnessing data from automation and other systems. Our Performance Center solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance, and patient outcomes. In addition, we offer analytics software designed to provide a more efficient and effective way to monitor potential drug diversion and address inventory management issues.
Our Population Health Solutions offer a portfolio of medication management tools designed to help improve health outcomes. Omnicell Patient Engagement is a web-based nexus of solutions designed to comprehensively support improvement in health outcomes related to medication use. Omnicell Patient Communications include hosted Interactive Voice Response (IVR), Outbound Communications and Mobile App, and enable tailoring of patient contact to individual preferences. Combined with advanced analytics to stratify populations and prioritize patient interventions, these solutions support improved performance for both pharmacies and health plans, helping them to succeed in value-based healthcare by driving health outcomes - better care, better health, and lower costs.
Expert Services
We provide expert services that serve as an extension of pharmacy operations to support improved efficiency, regulatory compliance, and patient outcomes. Our expert services provide comprehensive, customer-centric, outcome-based adoption services to help ensure successful adoption of our technology.
Our Central Pharmacy IV Compounding Service offers a comprehensive service model inclusive of IV robotic technology, data analytic tools, and clinical support for insourced sterile compounding programs. Our Central Pharmacy

Dispensing Service is a turnkey, full service central pharmacy automation solution designed to improve inventory control, compliance, safety, and efficiency through automation, supported by operational staff, maintenance, and optimization services.
Acquisitions
In addition to our own development, we have, from time to time acquired businesses and technologies that expand our product lines and are a strategic fit for our business.
In April 2017, we completed the acquisition of InPharmics, a provider of advanced pharmacy informatics solutions to hospital pharmacies. The InPharmics solutions add clinical and compliance analytics to our Performance Center offering, positioning us as a leading partner for health systems seeking to improve all facets of medication management.
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
Sales and Distribution
We sell our solutions primarily in the United States. Approximately 90% of our revenue was generated in this market for the year ended December 31, 2019. No single customer accounted for greater than 10% of our revenues for the years ended December 31, 2019, 2018, or 2017. Our sales force is organized by geographic region in the United States and Canada where our sales are primarily made direct to end-user customers with the exception of some distribution of medication adherence consumables. Outside the United States and Canada, we field direct sales employees in the United Kingdom, France, Germany, the United Arab Emirates, Belgium, and Australia. For other geographies, we generally sell through distributors and resellers. Our foreign operations are discussed in Note 3, Revenues, and Note 7, Property and Equipment, of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this annual report. Our combined direct, corporate, and international distribution sales teams consisted of approximately 330 staff members as of December 31, 2019. Nearly all of our direct sales team members have hospital capital equipment or clinical systems experience.
The sales cycle for our automation systems, from the initial sales meeting to completion of installation, is long and can take in excess of 12 to 24 months. This is due in part to the relative cost of our systems and the number of people within each healthcare facility involved in the purchasing decision and installation process. To initiate the selling process, the sales representative generally targets the director of pharmacy, the director of nursing, the director of materials management, or other decision makers, and is responsible for educating each group within the healthcare facility about the economic, safety, and compliance benefits of our solutions relative to competing methods of managing medications or medical and surgical supplies.
We contract with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with us and can purchase our product at pre-negotiated contract terms and pricing. These GPO contracts are typically for multiple years with options to renew or extend for up to two years and some of which can be terminated by either party at any time. Our significant current GPO contracts include HealthTrust Purchasing Group, Intalere (f.k.a. Amerinet, Inc.), Premier Inc., The Resource Group, Resource Optimization & Innovation, LLC, and Vizient, Inc. We have also contracted with the U.S. General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense, and other Federal government customers to purchase or lease our products. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. During our fiscal year ended December 31, 2019, sales to members of the ten largest GPOs accounted for approximately 64% of total consolidated revenues.
We offer multi-year, non-cancelable lease payment terms to assist healthcare organizations in purchasing our systems by reducing their cash flow requirements. We sell the majority of our multi-year lease receivables to third-party leasing finance companies.

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
In addition, our international team handles direct sales, installation and service to healthcare facilities in the United Kingdom, France, and Germany, and to non-acute customers in Australia. Sales, installation and service to healthcare facilities is handled through distribution partners in other parts of Europe, Asia, Australia, the Middle East, South Africa, and South America. Our products are available in a variety of languages including Traditional Chinese, Simplified Chinese, Japanese, Korean, French, Swedish, Dutch, Spanish, and German.
We have not sold and have no future plans to sell our products either directly or indirectly to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Manufacturing and Inventory
The manufacturing process for our automation products allows us to configure hardware and software in unique combinations to meet a wide variety of individual customer needs. The automation product manufacturing process primarily consists of the final assembly of components and testing of the completed product. Many of the subassemblies and components we use are provided by third-party contract manufacturers or other suppliers. We and our partners test these subassemblies and perform inspections to assure the quality and reliability of our products. While many components of our systems are standardized and available from multiple sources, certain components or subsystems are fabricated by a sole supplier according to our specifications and schedule requirements, or are only available from limited sources. Our medication adherence product manufacturing process consists of fabrication and assembly of equipment and mechanized process manufacturing of consumables. We rely on a limited number of suppliers for the raw material that are necessary in the production of our consumable medication packages.
Our arrangements with our contract manufacturers generally set forth quality, cost and delivery requirements, as well as manufacturing process terms, such as continuity of supply, inventory management, capacity flexibility, quality and cost management, oversight of manufacturing and conditions for the use of our intellectual property.
Our manufacturing organization procures components and schedules production based on the backlog of customer orders. Installation of equipment and software typically occurs between two weeks and twelve months after the initial order is received, depending upon the customer’s particular needs. We deploy a key operational strategy of operating with backlog levels that approximate the average installation cycle of our customers, which allows us to more efficiently manage our installation teams, improve production efficiencies, reduce inventory scrap and lower shipping costs. Shipment of consumables typically occurs between one and four weeks after an order is received.
Competition
The markets in which we operate are intensely competitive. We compete directly with a number of companies and are affected by evolving and new technologies, changes in industry standards, and dynamic customer requirements.
Our current direct competitors in the medication management automation solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Baxter Healthcare Corporation; Grifols, S.A.; Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; Gollmann Kommissioniersysteme GmbH; and Loccioni. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical Systems; Parata Systems; and Medicine-On-Time in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; and WebsterCare outside the United States.

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
We pursue patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and that offers a potential competitive advantage for our products. Our issued patents expire on various dates between 2020 and 2038. We intend to seek and obtain additional United States and foreign patents on our technology.
All of our product software is subject to copyright protection under applicable United States and foreign copyright laws.
We intend to seek and obtain registration of our trademarks in the United States and foreign jurisdictions. We have obtained United States and, for certain marks, foreign registrations of, among others, the following marks: Omnicell, the Omnicell logo, OmniCenter, SafetyStock, SinglePointe, OnDemand, SureMed, AccuFlex, Detect-Rx, Time My Meds, Pharmacy Line, Connect-Rx, MedCarousel, and ROBOT-Rx.
Trade secrets and other confidential information are also important to our business. We protect our trade secrets through a combination of contractual restrictions and confidentiality and licensing agreements.
Research and Development
We use industry standard operating systems and databases, but generally develop our own application and interface software in our research and development facilities. New product development projects are prioritized based on customer input. Research and development primarily takes place in Mountain View, California; Cranberry Woods, Pennsylvania; St. Petersburg, Florida; Raleigh, North Carolina; Bochum, Germany; Beijing, China; Lancing, UK; and Trieste, Italy. Research and development expenses were $68.6 million, $64.8 million, and $66.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Employees
We had approximately 2,700 employees as of December 31, 2019. We have rebalanced our staff as needed, at times eliminating some functional positions and at other times adding new functional-specific positions to meet the evolving needs of the business. To our knowledge, none of our domestic employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We believe that our employee relations are good.
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
Financing Practices Relating to Working Capital
We assist healthcare facilities in financing their cash outlay requirements for the purchase of our systems by offering multi-year, non-cancelable sales contracts. For additional information regarding these financing activities, refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in this annual report.
Product Backlog
Product backlog is the dollar amount of medication management automation solutions and adherence tools for which we have purchase orders from our customers and for which we believe we will install, bill, and gain customer acceptance generally within one year. Due to industry practice that allows customers to change order configurations with limited advance notice prior to shipment and occasional customer changes in installation schedules, we do not believe that backlog as of any particular date is necessarily indicative of future sales. However, we do believe that backlog is an indication of a customer’s willingness to install our solutions. Our product backlog was $588 million and $478 million as of December 31, 2019 and 2018, respectively.

Company Information
We were incorporated in California in 1992 under the name of Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc.
Available Information
We file reports and other information with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy or information statements. Those reports and statements as well as all amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act are available (1) at the SEC’s Internet site (www.sec.gov) and (2) free of charge through our website as soon as reasonably practicable after electronic filing with, or furnishing to, the SEC. Our website address is www.omnicell.com. Information posted on or accessible through these websites is not incorporated by reference nor otherwise included in this report, and any references to these websites are intended to be inactive textual references only.
Information About Our Executive Officers
The following table sets forth certain information about our executive officers as of the date of this annual report:

Name	Age	Position
Randall A. Lipps	62	President, Chief Executive Officer, and Chairman of the Board of Directors
Dan S. Johnston	56	Executive Vice President and Chief Legal and Administrative Officer
Peter J. Kuipers	48	Executive Vice President and Chief Financial Officer
Nhat H. Ngo	47	Executive Vice President, Marketing, Strategy, and Business Development
Scott P. Seidelmann	44	Executive Vice President and Chief Commercial Officer
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
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, or if more newly developed solutions, such as our XT Series, XR2 Automated Central Pharmacy System, and IVX Workflow, are not adopted in the same time frame and/or quantity as we anticipate, this could have a material adverse effect on our business, financial condition, and results of operations.
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
There is a risk that these new product developments, such as our XT Series, XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or product enhancements, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. For example, we experienced technical quality issues with respect to early shipments of our XT Series automated dispensing systems to customers. These issues required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover technical quality issues in the future related to new products, or product enhancements, that require analysis and corrective action, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
While our business strategy includes a goal of advancing our platform with new product introductions annually, we may be unable to successfully develop additional next generation products, new products or product enhancements on an annual basis or at all. Our next generation products, such as our XT Series, or any of our newer products, such as our XR2 Automated Central Pharmacy System or IVX Workflow, or product enhancements may not be accepted in new or existing markets.
Our ability to execute successfully on our recently-launched vision of a fully digitized and autonomous pharmacy depends on our ability to continue to develop and introduce new products or product enhancements, and integrate new products with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve the vision of the autonomous pharmacy, we may not realize the anticipated benefits of our investments in support of this vision, and this could have a material adverse effect on our business, financial condition, and results of operations.
We operate in highly competitive markets, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management automation solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Baxter Healthcare Corporation; Grifols, S.A.; Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; Gollmann Kommissioniersysteme GmbH, and Loccioni. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical Systems; Parata Systems; and Medicine-On-Time in the United States, and Jones Packaging Ltd.; Synergy Medical Systems; and WebsterCare outside the United States.
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•certain competitors may offer or have the ability to offer a broader range of solutions in the marketplace that we are unable to match;
•certain competitors may develop alternative solutions to the customer problems our products are designed to solve that may provide a better customer outcome or a lower cost of operation;
•certain competitors may develop new features or capabilities for their products not previously offered that could compete directly with our products;
•competitive pressures could result in increased price competition for our products and services, fewer customer orders, and reduced gross margins, any of which could harm our business;
•current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer a broader suite of products and services to address the needs of our prospective customers;
•our competitive environment has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products; for example, in 2018, we initiated a company-wide organizational realignment in order to align our organizational infrastructure to centrally manage our business, including the marketing, sale, and distribution of our products, in part to address the continuing consolidation in the healthcare industry;
•other established or emerging companies may enter the markets in which we operate with products and services that are preferred by our current and potential customers based on factors such as features, capabilities, or cost;
•our competitors may develop, license, or incorporate new or emerging technologies or devote greater resources to the development, promotion, and sale of their products and services than we do;
•certain competitors have greater brand name recognition and a more extensive installed base of medication management automation solutions or other products and services than we do, and such advantages could be used to increase their market share;
•certain competitors may have existing business relationships with our current and potential customers, which may cause these customers to purchase competing products and services from these competitors; and
•our competitors may secure products and services from suppliers on more favorable terms or secure exclusive arrangements with suppliers or buyers that may impede the sales of our products and services.
If we fail to compete successfully against new entrants and established companies, it could materially adversely affect our business, financial condition, results of operations, and cash flows.
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

Any reduction in the demand for or adoption of our medication management automation solutions, medication packaging systems, or related services would reduce our revenues.
Our medication management automation solutions represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities, and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. While a significant portion of domestic acute care facilities have adopted some level of medication and/or supply automation, a significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts, particularly when we are seeking to replace an incumbent supplier of medication management automation solutions and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication management automation solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication management automation solutions, medication packaging systems, and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates, and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs could decrease demand for our medication management automation solutions, medication packaging systems, and related services, and reduce our revenues.
The transition to selling more products which include a software as a service or solution as a service subscription presents a number of risks.
We currently offer our IV compounding robots, Medication Packager products, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment, through subscription agreements. We also offer Performance Center, Patient Engagement, and certain other products and solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on the autonomous pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of certain subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition and we may experience a temporary reduction of revenues. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenue is generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenue through additional subscription sales in any one period.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our Omnicell Patient Engagement platform to guide and track patient notes, interventions and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security. For example, The California Consumer Privacy Act of 2018, which became effective in January 2020, imposes additional obligations on companies that process information on California residents.

Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects. Further, Brexit (discussed in the risk factor “The United Kingdom’s recent withdrawal from the European Union could adversely affect us” below) has created uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following the Brexit Transition Period (also discussed below).
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
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation. For example, as discussed further in the section entitled “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
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

In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Performance Center solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance and patient outcomes. In addition, our Omnicell Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions and appointments. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the autonomous pharmacy vision, and as we receive, store, and process more of our customers’ data. We use third-party cloud providers in connection with certain of our cloud-based offerings or third-party providers to host our own data, in which case we rely on the processes, controls, and security such third parties have in place to protect the infrastructure. We also may acquire companies, products, services, and technologies and inherit such risks when we integrate these acquisitions within Omnicell.
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
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. At December 31, 2019, the loan balance of the revolving credit facility was $50.0 million.
Our debt may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations, many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all. In addition, as more fully described in the risk factor titled “Covenants in our A&R Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected” below, the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests.

In addition, borrowings under the A&R Credit Agreement bear interest based on the London Interbank Offered Rate (“LIBOR”). LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of borrowings under the A&R Credit Agreement and other financial contracts that we may enter into that are indexed to LIBOR.
We may fail to realize the potential benefits of acquired businesses which could negatively affect our business, financial condition, and operating results.
We have in the past acquired businesses, including Aesynt and Ateb in 2016 and InPharmics in 2017, and expect to continue to seek to acquire businesses, technologies, or products in the future. We cannot provide assurance that any acquisition or any future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to integrate or manage the acquired business effectively.
These transactions may involve significant challenges, uncertainties, and risks, including:
•difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;
•complying with international labor laws that may restrict our ability to right-size organizations and gain synergies across acquired operations;
•complying with regulatory requirements, such as those of the FDA, that we were not previously subject to;
•failure to understand and compete effectively in markets in which we have limited previous experience;
•the substantial costs that may be incurred and the substantial diversion of management’s attention from day-to-day business when evaluating and negotiating such transactions and then integrating an acquired business, including any unforeseen delays and expenditures that may result;
•discovery, after completion of the acquisition, of liabilities assumed from the acquired business or of assets acquired that are broader in scope and magnitude or are more difficult to manage than originally assumed;
•difficulties related to assimilating and retaining key personnel of an acquired business, including due to changes in compensation, changes in management, reporting relationships, future prospects, office culture, or the direction of the acquired business;
•failure to achieve anticipated benefits such as cost savings and revenue enhancements;
•difficulties in integrating newly acquired products and solutions in our offerings to our customers and an inability or failure to expand product bookings and sales;
•the inability to maintain business relationships with customers and suppliers of newly acquired companies due to post-acquisition disruption;
•the inability or failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;
•the inability or failure to successfully integrate and harmonize financial reporting and information technology systems; and
•the inability or failure to achieve the expected operational and cost efficiencies.
If we are not able to successfully integrate or manage the acquired businesses and their operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, and operating results may be negatively impacted.
If goodwill or other intangible assets that we recorded in connection with the Aesynt, Ateb, and InPharmics acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of December 31, 2019, we had recorded approximately $459.8 million net, in goodwill and intangible assets in connection with past acquisitions.

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
The markets in which we operate are characterized by evolving technologies and industry standards, frequent new product introductions and dynamic customer requirements that may render existing products obsolete or less competitive. These markets could erode rapidly due to unforeseen changes in the features and functions of competing products, as well as the pricing models for such products. Our future success will depend in part upon our ability to enhance our existing products and services, and to develop and introduce new products and services to meet changing customer requirements. The process of developing products and services such as those we offer is extremely complex, and is expected to become increasingly more complex and expensive in the future as new technologies are introduced. If we are unable to enhance our existing products and services or develop new solutions to meet changing customer requirements, and bring such enhancements and solutions to market in a timely manner, demand for our products or services could decrease.
We cannot provide assurance that we will be successful in marketing any new products or services that we introduce, that new products or services will compete effectively with similar products or services sold by our competitors, or that the level of market acceptance of such products or services will be sufficient to generate expected revenues and synergies with our other products or services. For example, our XT Series, XR2 Automated Central Pharmacy System, and IVX Workflow are relatively new to the market and we cannot guarantee that demand will meet our expectations. Deployment of new products or services often requires interoperability with other Omnicell products or services as well as with healthcare facilities’ existing information management systems. If these products or services fail to satisfy these demanding technological objectives, our customers may be dissatisfied, and we may be unable to generate future sales.
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
For example, proposals for healthcare reform, such as “Medicare for All” proposals that have been put forward by candidates for the 2020 presidential election, have included the concept of a “single-payer” government-funded healthcare system. Such a system could reduce our customers’ revenues, as Medicare and other public reimbursement rates are on average lower than commercial health plan reimbursement rates. While it is not likely that legislation creating such a single-payer system will pass Congress and be signed by the President in the near term, continued introduction of legislation promoting a single-payer system by several members of Congress and presidential candidates could increase uncertainty for our customers and cause them to delay purchases of our products and services.
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
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration (“DEA”). Through our acquisition of Aesynt, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, healthcare providers and facilities that use our equipment and dispense controlled substances are subject to regulation by the DEA. The failure of these providers and facilities to comply with DEA requirements, including the Controlled Substances Act and its implementing regulations, could reduce demand for our products and harm our competitive position, results of operations, and financial condition. Pharmacies are regulated by individual state boards of pharmacy that issue rules for pharmacy licensure in their respective jurisdictions. State boards of pharmacy do not license or approve our medication management automation solutions; however, pharmacies using our equipment are subject to state board approval. The failure of such pharmacies to meet differing requirements from a significant number of state boards of pharmacy could decrease demand for our products and harm our competitive position, results of operations, and financial condition. Similarly, hospitals must be accredited by an accrediting organization approved by the Centers for Medicare & Medicaid Services, such as The Joint Commission, in order to be eligible for Medicaid and Medicare funds. The Joint Commission does not accredit medication management automation solutions; however, failure by our customers to meet The Joint Commission standards for medication management could decrease demand for our products and harm our competitive position, results of operations, and financial condition.
While we have implemented a Privacy and Use of Information Policy and adhere to established privacy principles, use of customer information guidelines, and related federal and state statutes, we cannot assure you that we will be in compliance with all federal and state healthcare information privacy and security laws that we are directly or indirectly subject to, including, without limitation, HIPAA. Among other things, this legislation required the Secretary of Health and Human Services to adopt national standards governing the conduct of certain electronic health information transactions and protecting the privacy and security of personally identifiable health information maintained or transmitted by “covered entities,” which include pharmacies and other healthcare providers with which we do business.
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
When we experience delays in installations of our medication management automation solutions or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations, and financial condition could be harmed.
The purchase of our medication management automation solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers, and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers’ decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with sales of our medication management automation solutions and our more complex medication packaging systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication management automation solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation by our customers will also cause a delay in the recognition of the revenues for that system.
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
We currently have operations outside of the United States, including sales efforts centered in Canada, Europe, the Middle East, and Asia-Pacific regions, and supply chain efforts in Asia. We intend to continue to expand our international operations, particularly in certain markets that we view as strategic, including the Middle East. Our international operations subject us to a variety of risks, including:
•our reliance on distributors for the sale and post-sale support of our medication management automation solutions outside the United States and Canada;
•the difficulty of managing an organization operating in various countries;
•political sentiment against international outsourcing of production;
•reduced protection for intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, which could make it more costly for us to enforce, and more difficult for us to stop the infringement or misappropriation of, our intellectual property rights in these jurisdictions;
•changes in foreign regulatory requirements;
•the requirement to comply with a variety of international laws and regulations, including privacy and security, labor, import, export, trade, environmental standards, product compliance, tax, anti-bribery, and employment laws;
•fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;
•additional investment, coordination, and lead-time necessary to successfully interface our automation solutions with the existing information systems of our customers or potential customers outside of the United States; and
•political unrest, terrorism, and the potential for other hostilities in areas in which we have facilities or operations; and
•natural disasters.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Furthermore, we face risks related to outbreaks of contagious diseases or other adverse public health epidemics, which could cause us or our suppliers and/or customers to temporarily suspend operations in the affected city or country. For example, following the outbreak of the coronavirus first identified in Wuhan, China in December 2019, the Chinese government has taken certain emergency measures to combat the spread of the virus, including implementation of travel bans and closure of factories and businesses. We import certain critical components from suppliers located in China. While we are closely monitoring developments in China and evaluating mitigation strategies, the full impact of this outbreak is uncertain at this time and any prolonged disruption to our China-based suppliers could significantly disrupt our supply chain and negatively impact our sales and operating results.
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
Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected.
The A&R Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things:
•incur or assume liens or additional debt or provide guarantees in respect of obligations or other persons;
•issue redeemable preferred stock;
•pay dividends or distributions or redeem or repurchase capital stock;
•prepay, redeem, or repurchase certain debt;
•make loans, investments, acquisitions, and capital expenditures;
•enter into agreements that restrict distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;
•enter into certain transactions with affiliates; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
The A&R Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated total net leverage ratio of 3.50:1 (subject to certain exceptions) and (ii) to maintain a minimum interest coverage ratio of 3.00:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the A&R Credit Agreement could result in a default under the terms of the A&R Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the A&R Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations, and financial condition could be harmed.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff. We believe that our future success will depend upon our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. Furthermore, as we execute on the autonomous pharmacy vision and grow our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting, and other personnel can be intense, and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees.
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
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management automation solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes. As an example, in September 2014, an action was brought against us, to, among other matters, correct the inventorship of certain patents owned by us. Furthermore, we cannot assure you that others will not develop technologies that are similar or superior to our technology or that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future depending on many factors that include, but are not limited to, the following:
•our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;
•our ability to continue cost reduction efforts;
•the size, product mix, and timing of orders for our medication management automation solutions and medication packaging systems, and their installation and integration;
•the overall demand for healthcare medication management automation solutions and medication adherence solutions;
•changes in pricing policies by us or our competitors;
•the number, timing, and significance of product enhancements and new product announcements by us or our competitors;
•the timing and significance of any acquisition or business development transactions that we may consider or negotiate and the revenues, costs, and earnings that may be associated with these transactions;
•the relative proportions of revenues we derive from products and services;

•fluctuations in the percentage of sales attributable to our international business;
•our customers’ budget cycles;
•changes in our operating expenses and our ability to stabilize expenses;
•expenses incurred to remediate product quality, security, or safety issues;
•our ability to generate cash from our accounts receivable on a timely basis;
•the performance of our products;
•changes in our business strategy;
•macroeconomic and political conditions, including fluctuations in interest rates, tax increases, availability of credit markets, and trade and tariff actions; and
•volatility in our stock price and its effect on equity-based compensation expense.
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
A number of GPOs, including HealthTrust Purchasing Group, Intalere (f.k.a. Amerinet, Inc.), Premier Inc., The Resource Group, Resource Optimization & Innovation, LLC, and Vizient Inc., have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense, and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.
Approximately 10% of our revenues during the year ended December 31, 2019 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Additionally, our competitors may enter into agreements with providers of hospital information systems that are designed to increase the interoperability of their respective products. To the extent our competitors are able to increase the interoperability of their products with those of the major hospital information systems providers, customers who utilize such information systems may choose not to use our products and services. In addition, hospital and physician office information systems providers may choose to develop their own solutions that could compete with ours. Furthermore, we expect the importance of interoperability to continue to increase in the next few years. Regulations such as the Quality Payment Program are expected to heavily focus on evidence and outcomes. Given our role in care delivery process, the data generated by our products may be a key input for assessing and reporting on clinical outcomes. This may elevate interoperability with information systems to a relative importance to our customers creating a business opportunity and risk.
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
Our common stock traded between $57.81 and $92.59 per share during the year ended December 31, 2019. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:
•actual or anticipated changes in our operating results;
•whether our operating results or forecasts meet the expectations of securities analysts or investors;

•developments in our relationships with corporate customers;
•developments with respect to recently acquired businesses;
•changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;
•announcements by us or our competitors of technological innovations or new products;
•announcements by us or our competitors of acquisitions of businesses, products or technologies; or other significant transactions by us or our competitors such as strategic partnerships or divestitures;
•actions by stockholders or short sellers of our common stock;
•the level of demand for our common stock, including short interest in our common stock; or
•general economic and market conditions.
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, as described in the section entitled "Legal Proceedings" in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action is concluded following the lead plaintiff's filing of a notice of voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in the market price of our common stock.
The United Kingdom’s recent withdrawal from the European Union could adversely affect us.
Following the result of a referendum in 2016, the United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020. The UK’s withdrawal from the EU is commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK is subject to a transition period until December 31, 2020 (the “Brexit Transition Period”), during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiry of the Brexit Transition Period. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, and could continue to contribute to instability in global financial markets as well as uncertainty regarding the regulation of data protection in the UK. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period and the UK and EU reach a definitive resolution with regards to outstanding trade and legal matters. Lastly, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $17.2 million as of December 31, 2019.

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
We expect that developers of medication management automation solutions and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
Product liability claims against us could harm our competitive position, results of operations, and financial condition.
Our products include medication management automation solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report, we are currently subject to certain lawsuits, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility and pharmacy employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
We are dependent on technologies provided by third-party vendors, the loss of which could negatively and materially affect our ability to market, sell, or distribute our products.
Some of our products incorporate technologies owned by third parties that are licensed to us for use, modification, and distribution. For example, the VBM 200F is manufactured by a third party and sold by us pursuant to a distribution and supplier agreement. In addition, we recently entered into a reseller agreement with Kit Check, Inc. to offer BlueSight for Controlled Substances diversion prevention software to our customers. If we lose access to third-party technologies, such as our ability to distribute the VBM 200F or BlueSight for Controlled Substances, or we lose the ongoing rights to modify and distribute these technologies with our products, we will have to devote resources to independently develop, maintain and support the technologies ourselves, pay increased license costs, or transition to another vendor. Any independent development, maintenance or support of these technologies by us or the transition to alternative technologies could be costly, time consuming, and could delay our product releases and upgrade schedules. These factors could negatively and materially affect our ability to market, sell or distribute our products.
Complications in connection with our ongoing business information system upgrades, including those required to transition acquired entities onto information systems already utilized, and those implemented to adopt new accounting standards, may impact our results of operations, financial condition, and cash flows.
We continue to upgrade our enterprise-level business information system with new capabilities and transition acquired entities onto information systems already utilized in the company. For example, we are currently in the process of replacing the legacy Enterprise Requirements Planning systems used at Aesynt with systems currently in use in other parts of Omnicell, and we intend to do the same at Ateb. Based upon the complexity of some of the upgrades, there is risk that we will not see the expected benefit from the implementation of these upgrades in accordance with their anticipated timeline and will incur costs in addition to those we have already planned for. In addition, in future years, we will need to comply with new accounting standards established by the Financial Accounting Standards Board (“FASB”) for components of our financial reporting. These new standards will require us to modify our accounting policies and financial reporting disclosure. We further anticipate that integration of these and possibly other new standards may require a substantial amount of management’s time and attention, and require integration with our enterprise resource planning system. The implementation of the system and the adoption of future new standards, in isolation as well as together, could result in operating inefficiencies and financial reporting delays, and could impact our ability to timely record certain business transactions. All of these potential results could adversely impact our results of operations, financial condition, and cash flows.
Outstanding employee stock options have the potential to dilute stockholder value and cause our stock price to decline.
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 3.9 million shares of our common stock, at a weighted-average exercise price of $52.75 per share as of December 31, 2019. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities, and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of December 31, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
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
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, ice and snow storms, cyber-attack, terrorist attack, telecommunications failure, or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida, in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
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
ITEM 2. PROPERTIES
Our headquarters are located in leased facilities in Mountain View, California. The following is a list of our leased facilities and their primary functions:

Site	Major Activity	Approximate Square Footage
St. Petersburg, Florida	Administration, marketing, research and development, sales, and manufacturing	132,500
Cranberry, Pennsylvania	Administration, marketing, research and development, sales, technical support, and training	119,400
Warrendale, Pennsylvania	Manufacturing and administration	107,400
Mountain View, California	Administration, marketing, and research and development	99,900
Raleigh, North Carolina	Administration, marketing, and research and development	65,700
Irlam, United Kingdom	Administration, sales, marketing, and distribution center	61,000
Milpitas, California	Manufacturing	46,300
Waukegan, Illinois	Technical support, training, and repair center	38,500
Bochum, Germany	Administration, sales, marketing, distribution, and manufacturing center	11,000
We also have smaller rented offices in Strongsville, Ohio; New York, New York; Germany; France; Italy; the People’s Republic of China; the United Arab Emirates; and the United Kingdom.
We believe that these facilities are sufficient for our current operational needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if necessary.
For additional information regarding our obligations pursuant to operating leases, refer to Note 11, Lessee Leases, of the Notes to Consolidated Financial Statements in this annual report.

ITEM 3. LEGAL PROCEEDINGS
Refer to the information set forth under “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OMCL.”
Stockholders
There were 83 registered stockholders of record as of December 31, 2019. A substantially greater number of stockholders are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Performance Graph
The following graph compares total stockholder returns for Omnicell’s common stock for the past five years to three indexes: the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index. The graph assumes $100 was invested in each of Omnicell’s common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the NASDAQ Health Services Index as of the market close on December 31, 2014. The total return for Omnicell’s common stock and for each index assumes the reinvestment of all dividends, although cash dividends have never been declared on Omnicell’s common stock, and is based on the returns of the component companies weighted according to their capitalization as of the end of each annual period.
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

$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Omnicell, Inc.
NASDAQ Composite
NASDAQ Health Care
NASDAQ Health Services

_________________________________________________
(1)$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.
(2)This section is not deemed “soliciting material” or to be “filed” with the SEC and is not to be incorporated by reference into any filing of Omnicell, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019

Omnicell, Inc.	$100.00	$93.84	$102.36	$146.44	$184.90	$246.74
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Health Care	100.00	104.65	86.60	107.70	104.28	127.44
NASDAQ Health Services	100.00	107.35	86.83	109.24	123.53	160.42
Stock Repurchase Program
We did not repurchase any shares of our common stock during 2019. Refer to Note 14, Stock Repurchase Program, of the Notes to Consolidated Financial Statements in this annual report for additional information.

Equity Offerings
For the year ended December 31, 2019, we received gross proceeds of $38.5 million from sales of our common stock under our Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share. Refer to Note 15, Equity Offerings, of the Notes to Consolidated Financial Statements in this annual report for additional information.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with our Consolidated Financial Statements and related Notes included in this annual report and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

	Year Ended December 31,
	2019	2018	2017 (1) (4)	2016 (2) (4)	2015 (3)

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data
Total revenues	$897,027	$787,309	$712,714	$695,908	$484,559
Gross profit	436,912	372,330	318,637	317,085	247,930
Income from operations	78,352	44,392	11,145	21,405	48,632
Net income	$61,338	$37,729	$30,518	$9,756	$30,760
Net income per share:
Basic	$1.48	$0.96	$0.81	$0.27	$0.86
Diluted	$1.43	$0.93	$0.79	$0.26	$0.84
Shares Used in Per Share Calculations
Basic	41,462	39,242	37,483	36,156	35,857
Diluted	42,943	40,559	38,712	36,864	36,718

	December 31,
	2019	2018	2017 (1) (4)	2016 (2) (4)	2015 (3) (4)

	(In thousands)
Consolidated Balance Sheet Data
Total assets	$1,240,810	$1,081,242	$1,016,362	$966,884	$602,022
Long-term debt, net	50,000	135,417	194,917	245,731	—
Total liabilities	395,556	401,625	462,021	508,048	181,558
Total stockholders’ equity	$845,254	$679,617	$554,341	$458,836	$420,464
__________________________________________________
(1) Includes InPharmics financial results as of April 2017, the acquisition date.
(2) Includes Aesynt and Ateb financial results as of the acquisition dates of January 2016 and December 2016, respectively.
(3) Includes Avantec and Mach4 financial results as of April 2015, the acquisition date.
(4) As adjusted for full retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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

We have elected to omit discussion of the earliest of the three years covered by the Consolidated Financial Statements presented. Such omitted discussion can be found under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019, for reference to discussion of the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented.
OVERVIEW
Our Business
We are a leading provider of medication management automation solutions and adherence tools for healthcare systems and pharmacies. As we build on the vision of the autonomous pharmacy - a more fully automated and digitized system of medication management - we believe we will further help enable healthcare providers to improve patient safety, increase efficiency, lower costs, tighten regulatory compliance, and address population health challenges.
Over 6,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 40,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% of our total revenues for the year ended December 31, 2019.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further the vision of the autonomous pharmacy. This has resulted in larger deal sizes across multiple products and installations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings consist of all firm orders, as evidenced generally by a non-cancelable contract and purchase order for equipment and software products, and by a purchase order for consumables. Equipment and software product bookings are generally installable within twelve months of booking, and other than sales based on subscription services, generally recorded as revenue upon customer receipts of goods or acceptance of the installation. Product bookings increased by 14%, from $716 million in 2018 to $813 million in 2019, driven by the success of our growth strategies in our comprehensive platform and differentiated products, as well as expanding our customer portfolio.
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
Our full-time headcount of approximately 2,700 on December 31, 2019, an increase of approximately 220 from December 31, 2018, reflects our efforts to drive profitability and optimize resources allocation.
We have not in the past sold, and have no future plans to sell, our products either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Operating Segments
We previously operated and reported our business in two segments: Automation and Analytics, and Medication Adherence. In an effort to deliver on the strategic vision of the autonomous pharmacy and address industry changes including the continuing consolidation of healthcare systems, rising pharmaceutical costs, and increased scrutiny on controlled substances, we initiated a company-wide organizational realignment in the fourth quarter of 2018 to centrally manage our business operations, including the development and marketing of all of our products, sales and distribution, supply chain and inventory management, as well as regulatory and quality functions. As a result of this organizational realignment, all significant operating decisions are based upon an analysis of Omnicell as one operating segment. Therefore, effective January 1, 2019, we started reporting as only one operating segment, which is the same as the reporting segment. Accordingly, prior period segment information has been revised to conform with current period presentation.
Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and services designed to transform the pharmacy care delivery model, helping to dramatically improve outcomes and lower costs for our healthcare partners. We believe there are significant challenges in pharmacy that drive the demand for our solutions and represent large market opportunities in three product categories:
•Point of Care. As a market leader, we expect to continue expansion of this product category as customers increase use of our dispensing systems in more areas within their hospitals. In addition, we are early in the replacement cycle of our XT Series automated dispensing systems which we believe is a significant market opportunity and we expect to continue to focus on further penetrating markets through competitive conversion. We believe our current portfolio within the Point of Care market and new innovation and services will continue to drive improved outcomes and lower costs for our customers.
•Central Pharmacy. This market represents the beginning of the medication management process in Acute Care Settings, and, we believe, the next big automation opportunity to replace manual and repetitive processes which are common in the pharmacy today. Manual processes are prone to significant errors, and products such as our IV sterile compounding solutions and XR2 Automated Central Pharmacy system automate these manual processes and are designed to reduce the risk of error for our healthcare partners. We believe new products and innovation in the Central Pharmacy market create opportunities to replace prior generation Central Pharmacy robotics and carousels. The Central Pharmacy also represents an opportunity to provide technology enabled services designed to reduce the administrative burden on the pharmacy and allow clinicians to operate at the top of their license.
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology is leading to innovation at traditional retail providers, which combined with the move to value-based care results, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our Population Health Solutions portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers and reduce hospital and emergency room visits due to improved adherence.
We believe our technology, services, and solutions within these three product categories position us well to address the needs of retail, acute, and post-acute pharmacy providers.
Acquisitions
On April 12, 2017, we completed the acquisition of InPharmics, a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The purchase price consideration was $5.0 million, net of cash acquired of $0.3 million. The results of InPharmics’ operations have been included in our consolidated results of operations beginning April 13, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
Revenue Recognition
We earn revenues from sales of our products and related services, which are sold in the healthcare industry, our principal market. The transaction price of each contract with a customer is allocated to the identified performance obligations based on the relative fair value of each obligation. Our customer arrangements typically include one or more of the following performance obligations:
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
The entity can identify the payment terms for the goods or services to be transferred. Payment terms are documented within the agreement and are generally net 30 to 60 days from shipment of tangible product or services performed for customers in the United States. Where a written contract does not exist, our standard payment terms are net 30 day terms.
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
We generally invoice customers for products upon shipment. Invoicing associated with the service portion of agreements are generally periodic and are billed on a monthly, quarterly, or annual basis. In certain circumstances, multiple years are billed at one time.
The amount invoiced for equipment and software is typically reflected in both accounts receivable and deferred revenues, net. We typically recognize product revenue, and correspondingly reduce deferred revenues, net, for equipment and software upon written customer acceptance of installation. Consumables are recorded as revenue upon shipment to or receipt by the customer, depending upon contract terms. The portion of deferred revenues, net, not expected to be recognized as revenue within twelve months of the balance sheet date are included in long-term deferred revenues on the Consolidated Balance Sheets.
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
Contract Costs
We have determined that the incentive portions of our sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are no commensurate commissions earned on renewal of the service bookings, we concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. We apply a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as we expect the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense over the first two quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets.
Lessor Leases
We determine if an arrangement is a lease at inception. The transaction price is allocated to separate performance obligations, generally consisting of hardware and software products, installation, and post-installation technical support, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.

Sales-Type Leases
We enter into non-cancelable sales-type lease arrangements, most of which do not have an option to extend the lease term. At the end of the lease term, the customer must either return the equipment or negotiate a new agreement, resulting in a new purchase or lease transaction. Failure of the customer to either return the equipment or negotiate a new agreement results in the contract becoming a month-to-month rental. Certain sales-type leases automatically renew for successive one year periods at the end of each lease term with written notice from the customer. Our sales-type lease agreements do not contain any material residual value guarantees.
For sales-type leases, we recognize revenues for our hardware and software products, net of lease execution costs, post-installation product maintenance, and technical support, at the net present value of the lease payment stream upon customer acceptance. We recognize service revenues associated with sales-type leases ratably over the term of the agreement in service revenues in the Consolidated Statements of Operations. We recognize interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues in the Consolidated Statements of Operations.
We optimize cash flows by selling a majority of our non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. We have no obligation to the leasing company once the lease has been sold. Some of our sales-type leases, mostly those relating to U.S. government hospitals, are retained in-house.
Operating Leases
We entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. Those agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however, any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements entered into prior to January 1, 2019 are non-cancelable, and most automatically renew for successive one year periods at the end of each lease term absent written notice from the customer.
For operating leases, rental income is generally recognized on a straight-line basis over the term of the associated lease, and recorded in services and other revenues in the Consolidated Statements of Operations. Leased assets under operating leases are carried at amortized cost net of accumulated depreciation in property and equipment, net on the Consolidated Balance Sheets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the associated lease, and recorded in cost of revenues in the Consolidated Statements of Operations.
Allowance for Doubtful Accounts and Notes Receivables from Investment in Sales-Type Leases
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and our collection experience, we record an additional allowance based on a percentage of outstanding receivables. We perform credit evaluations of our customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to our financial position and results of operations.
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
Software Development Costs
We capitalize software development costs in accordance with Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. We establish technological feasibility when we complete a detail program design or a working model. We amortize development costs over the estimated lives of the related products ranging from three to five years. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.
Lessee Leases
We determine if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our lease contracts do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments.
Many of our operating leases include an option to extend the lease. The specific terms and conditions of the extension options vary from lease to lease, but are consistent with standard industry practices in each area that we operate. We review each of our lease options at a time required by the terms of the lease contract, and notify the lessor if we choose to exercise the lease renewal option. Until we are reasonably certain that we will extend the lease contract, the renewal option periods will not be recognized as right-of-use assets or lease liabilities.
Certain leases include provisions for early termination, which allow the contract parties to terminate their obligations under the lease contract. The terms and conditions of the termination options vary by contract. When we have made a decision to exercise an early termination option, the right-of-use assets and associated lease liabilities are remeasured in accordance with the present value of the remaining cash flows under the lease contract.
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
Goodwill and Acquired Intangible Assets
Goodwill
We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. We have one reporting unit, which is the same as our operating segment. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current, and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if we decide to bypass this option, we proceed to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair value of our reporting unit with its carrying amount including goodwill. If the carrying value exceeds estimated fair value, we will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill.
To determine the reporting unit’s fair value under the quantitative approach, we use a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. We also consider our market capitalization on the date of the analysis to ensure the reasonableness of our reporting unit's fair value.
Intangible Assets
In connection with our acquisitions, we generally recognize assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, trade names, and patents is recognized in selling, general, and administrative expenses.
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
RESULTS OF OPERATIONS
Total Revenues

	Year Ended December 31,		Change in
	2019	2018	$	%

	(Dollars in thousands)
Product revenues	$659,602	$569,595	$90,007	16%
Percentage of total revenues	74%	72%
Services and other revenues	237,425	217,714	19,711	9%
Percentage of total revenues	26%	28%
Total revenues	$897,027	$787,309	$109,718	14%
Product revenues represented 74% and 72% of total revenues for the years ended December 31, 2019 and 2018, respectively. Product revenues increased by $90.0 million, driven primarily by the growth of XT Series automated dispensing systems and to a lesser extent the growth of XR2 Automated Central Pharmacy system, partially offset by a decrease in revenues of Performance Center primarily due to a large installation during the year ended December 31, 2018.
Services and other revenues represented 26% and 28% of total revenues for the years ended December 31, 2019 and 2018, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $19.7 million, primarily due to an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions, Performance Center, and subscription-based leasing arrangements for robotic equipment.
Our international sales represented 10% and 13% of total revenues for the years ended December 31, 2019 and 2018, respectively. We expect our international sales to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

	Year Ended December 31,		Change in
	2019	2018	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$344,914	$312,360	$32,554	10%
As a percentage of related revenues	52%	55%
Cost of services and other revenues	115,201	102,619	12,582	12%
As a percentage of related revenues	49%	47%
Total cost of revenues	$460,115	$414,979	$45,136	11%
As a percentage of total revenues	51%	53%

Gross profit	$436,912	$372,330	$64,582	17%
Gross margin	49%	47%
Cost of revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 increased by $45.1 million, of which $32.6 million was attributed to the increase in cost of product revenues and $12.6 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues was primarily driven by the increase in product revenues of $90.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, partially offset by sales of product portfolios with higher margins as well as lower costs associated with the XT Series manufacturing ramp up and economies of scale. The increase in cost of services and other revenues was primarily driven by increase in services and other revenues of $19.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, as well as product mix with lower margins and investments to support new products.
The overall increase in gross margin primarily relates to lower costs associated with the XT Series manufacturing ramp up and economies of scale. Our gross profit for the year ended December 31, 2019 was $436.9 million compared to $372.3 million for the year ended December 31, 2018.
Operating Expenses and Interest and Other Income (Expense), Net

	Year Ended December 31,		Change in
	2019	2018	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$68,644	$64,843	$3,801	6%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	289,916	263,095	26,821	10%
As a percentage of total revenues	32%	33%
Total operating expenses	$358,560	$327,938	$30,622	9%
As a percentage of total revenues	40%	42%

Interest and other income (expense), net	$(4,419)	$(8,776)	$4,357	(50)%
Research and Development. Research and development expenses increased by $3.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributed to increases in consulting expenses and higher headcount in the research and development function, offset by higher capitalized software. The increased spend is a result of our continued investments into automation, intelligence, and the cloud data platform.
Selling, General, and Administrative. Selling, general, and administrative expenses increased $26.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, due to overall growth of operations and increase in overall headcount. The increase is primarily due to an increase of $11.8 million in employee-related expenses primarily related to increased headcount, an increase of $5.5 million in consulting expenses, and an increase of $3.3 million in commissions expense primarily related to increased bookings. The increase is also driven by out-of-period adjustments of $2.6 million that reduced selling, general, and administrative expenses for the year ended December 31, 2018, as discussed in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019. The increases are partially offset by $3.6 million related to realignment initiatives during the year ended December 31, 2018.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased by $4.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by a $5.5 million decrease in other expenses, partially offset by a $1.1 million decrease in other income. The decrease in other expenses is primarily due to lower interest expense as a result of significant debt repayments during the year ended December 31, 2019, as well as favorable foreign currency fluctuations during the period. The decrease in other income is primarily due to the $2.5 million contingent gain recognized during the year ended December 31, 2018 related to a settlement agreement associated with the Ateb acquisition, partially offset by higher interest income received due to higher cash balances we maintained during 2019.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change in
	2019	2018	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$12,595	$(2,113)	$14,708	(696)%
Effective tax rate on earnings	17%	(6)%
We recorded a provision for income taxes of $12.6 million and had an effective tax rate of 17% for the year ended December 31, 2019 compared to an income tax benefit of $2.1 million and had a negative effective tax rate of 6% for the year ended December 31, 2018. The 2019 annual effective tax rate differed from the statutory tax rate of 21%, primarily due to a favorable impact from the excess tax benefit from equity-based compensation and favorable impact of research and development credits. The increase in the annual effective tax rate in 2019 as compared to 2018 was primarily due to the increase in the our earnings and the impact of the internal legal entity restructuring.
Refer to Note 16, Income Taxes, of the Notes to Consolidated Financial Statements included in this annual report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $127.2 million at December 31, 2019, compared to $67.2 million at December 31, 2018. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018

	(In thousands)
Cash	$127,210	$67,192
Working Capital	$246,242	$192,554
Our ratio of current assets to current liabilities was 2.0:1 at December 31, 2019 and 1.9:1 at December 31, 2018.
Sources of Cash
Credit Agreements
On January 5, 2016, we entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association, as administrative agent (as subsequently amended as discussed below, the “Prior Credit Agreement”). The Prior Credit Agreement provided for a $200.0 million term loan facility (the “Prior Term Loan Facility”), and prior to the amendment discussed below, a $200.0 million revolving credit facility (the “Prior Revolving Credit Facility” and together with the Prior Term Loan Facility, the “Prior Facilities”). In addition, the Prior Credit Agreement included a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million.
On April 11, 2017 and December 26, 2017, we entered into amendments to the Prior Credit Agreement. Under these amendments, the Prior Revolving Credit Facility was increased from $200.0 million to $315.0 million and certain other modifications were made.
On November 15, 2019, we refinanced the Prior Credit Agreement and entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement replaced the Prior Credit Agreement and provides for (a) a five-year revolving credit facility of $500.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million. In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. On November 15, 2019, the $80.0 million outstanding term loan balance under the Prior Facilities was transferred to the Current Revolving Credit Facility.
As of December 31, 2019, the outstanding balance of the Current Revolving Credit Facility was $50.0 million and we were in full compliance with all covenants. Refer to Note 9, Debt and Credit Agreements, of the Notes to Consolidated Financial Statements included in this annual report. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Distribution Agreement
On November 3, 2017, we entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through the sales agents up to $125.0 million maximum aggregate offering price of our common stock. Sales of the common stock pursuant to the Distribution Agreement may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, including sales made directly on the Nasdaq Stock Market, or sales made to or through a market maker other than on an exchange. We intend to use the net proceeds from the sale, if any, of common stock in the offering for general corporate purposes, which may include, without limitation, the acquisition of complementary businesses, the repayment of outstanding indebtedness, capital expenditures and working capital.
For the year ended December 31, 2018, we received gross proceeds of $40.3 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 557,000 shares of our common stock at an average price of approximately $72.40 per share.
For the year ended December 31, 2019, we received gross proceeds of $38.5 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share. As of December 31, 2019, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, loan principal and interest payments, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of December 31, 2019, which may result in additional use of cash. Refer to Note 14, Stock Repurchase Program, of the Notes to Consolidated Financial Statements included in this annual report. There were no stock repurchases during the years ended December 31, 2019 and 2018.
Based on our current business plan and revenue backlog, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, cash generated from the exercise of employee stock options and purchases under our employee stock purchase plan, along with the availability of funds under the Current Revolving Credit Facility will be sufficient to meet our cash needs for working capital, capital expenditures, potential acquisitions, and other contractual obligations for at least the next twelve months. For periods beyond the next twelve months, we also anticipate that our net operating cash flows plus existing balances of cash and cash equivalents will suffice to fund the continued growth of our business.

Cash Flows
The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018

	(In thousands)
Net cash provided by (used in):
Operating activities	$145,008	$103,966
Investing activities	(61,664)	(54,374)
Financing activities	(23,479)	(13,597)
Effect of exchange rate changes on cash and cash equivalents	153	(1,227)
Net increase in cash and cash equivalents	$60,018	$34,768
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results and the timing of other liability payments.
Net cash provided by operating activities was $145.0 million for 2019, primarily consisting of net income of $61.3 million adjusted for non-cash items of $99.5 million offset by changes in assets and liabilities of $15.8 million. The non-cash items primarily consisted of depreciation and amortization expense of $53.6 million, share-based compensation expense of $34.0 million, amortization of operating lease right-of-use assets of $10.6 million, amortization of debt issuance costs of $2.2 million, and a change in deferred income taxes of $1.3 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $21.5 million due to increased billings and the timing of billings and collections, (ii) a decrease in operating lease liabilities of $10.0 million, (iii) an increase in inventories of $8.1 million for inventory buildup in support of forecasted sales, (iv) an increase in investment in sales-type leases of $3.7 million, (v) an increase in prepaid commissions of $2.7 million, and (vi) an increase in other current assets of $2.0 million. These cash outflows were partially offset by (i) an increase in accounts payables of $7.9 million due to increased spending with vendors and increased consulting costs, (ii) an increase in other long-term liabilities of $6.0 million, (iii) an increase in deferred revenues of $5.4 million, (iv) a decrease in other long-term assets of $4.5 million, (v) an increase in accrued liabilities of $3.0 million, (vi) a decrease in prepaid expenses of $2.9 million, and (vii) an increase in accrued compensation of $2.5 million.
Net cash provided by operating activities was $104.0 million for 2018, primarily consisting of net income of $37.7 million adjusted for non-cash items of $77.0 million offset by changes in assets and liabilities of $10.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $51.4 million, share-based compensation expense of $28.9 million, amortization of debt issuance costs of $2.3 million, and a change in deferred income taxes of $5.7 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accounts payable of $9.2 million due to cash conservation efforts in 2017, which resulted in high payable balances, and timing of payments, (ii) an increase in other long-term assets of $7.1 million due to an increase in unbilled receivables, (iii) an increase in inventories of $6.8 million for inventory buildup in support of forecasted sales, (iv) an increase in accounts receivable and unbilled receivables of $6.2 million due to increased billings and the timing of billings and collections, and (v) an increase in prepaid commissions of $4.7 million due to an increase in bookings. These cash outflows were partially offset by an increase in accrued compensation of $14.4 million, an increase in other accrued liabilities of $8.2 million, and an increase in deferred revenues of $3.0 million due to the increased billings and the timing of orders and revenues being recognized for installed products.
Investing Activities
Net cash used in investing activities was $61.7 million for 2019, which consisted of capital expenditures of $15.9 million for property and equipment and $45.8 million for costs of software development for external use.
Net cash used in investing activities was $54.4 million for 2018, which consisted of capital expenditures of $23.7 million for property and equipment, and $30.7 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $23.5 million for 2019, primarily due to the repayment of $90.0 million of the Prior Facilities and the Current Revolving Credit Facility, $9.7 million in employees’ taxes paid related to restricted stock unit vesting, and payments of debt issuance costs of $2.3 million, partially offset by $40.7 million in proceeds from employee stock option exercises and employee stock plan purchases, and $37.8 million proceeds from sales of our common stock under the Distribution Agreement.
Net cash used in financing activities was $13.6 million for 2018, primarily due to the repayment of $77.0 million of the Prior Facilities and $6.8 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $30.6 million in proceeds from employee stock option exercises and employee stock plan purchases, and $39.6 million proceeds from sales of our common stock under the Distribution Agreement.
Contractual Obligations
Contractual obligations as of December 31, 2019 were as follows:

	Payments Due by Period
	Total	2020	2021 - 2022	2023-2024	2025 and thereafter

	(In thousands)
Operating leases (1)	$74,830	$13,573	$25,041	$16,448	$19,768
Purchase obligations (2)	65,913	63,804	1,821	233	55
Revolving credit facility (3)	50,000	—	—	50,000	—
Total (4)	$190,743	$77,377	$26,862	$66,681	$19,823
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 11, Lessee Leases, of the Notes to Consolidated Financial Statements included in this annual report.
(2)We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. These amounts are associated with agreements that are enforceable and legally binding. The amounts under such contracts are included in the table above because we believe that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms or in similar amounts for similar materials.
(3)Amounts shown for the revolving credit facility are principal repayments only. The cash interest expense payments are not reflected in the above table. Refer to Note 9, Debt and Credit Agreements, of the Notes to Consolidated Financial Statements included in this annual report.
(4)Refer to Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this annual report.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of December 31, 2019, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of December 31, 2019, we had total debt under the A&R Credit Agreement of $50.0 million. Refer to Note 9, Debt and Credit Agreements, of the Notes to Consolidated Financial Statements included in this annual report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of December 31, 2019, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following tables presenting our quarterly results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part IV, Item 15 of this annual report and are incorporated by reference into this Item 8. We have prepared the unaudited information on the same basis as our audited Consolidated Financial Statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.
SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(In thousands, except per share data)
2019 Consolidated Statements of Operations Data
Total revenues	$248,292	$228,805	$217,413	$202,517
Gross profit	123,603	112,147	104,045	97,117
Income from operations	22,182	24,646	18,763	12,761
Net income	$22,095	$19,983	$15,976	$3,284
Net income per share:
Basic	$0.53	$0.48	$0.39	$0.08
Diluted	$0.51	$0.46	$0.37	$0.08

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(In thousands, except per share data)
2018 Consolidated Statements of Operations Data
Total revenues	$211,750	$204,267	$188,673	$182,619
Gross profit	102,183	98,909	88,783	82,455
Income from operations	18,930	17,495	7,334	633
Net income	$14,793	$13,628	$6,588	$2,720
Net income per share:
Basic	$0.37	$0.35	$0.17	$0.07
Diluted	$0.36	$0.33	$0.16	$0.07
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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework) (the COSO Criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued its attestation report on our internal control over financial reporting as of December 31, 2019, which is included in Part IV, Item 15 of this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the year ended December 31, 2019.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information required by Part III is omitted from this annual report because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for Omnicell’s Annual Meeting of Stockholders expected to be held in May 2020 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included therein is incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors and executive officers may be found under the heading “Information About Our Executive Officers” in Part I, Item 1 of this annual report, and in the sections entitled “Board and Corporate Governance Matters—Election of Directors” and “Board and Corporate Governance Matters—Information about our Directors and Nominees” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Board and Corporate Governance Matters—Information Regarding Committees of the Board of Directors—Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.
The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the sections entitled “Delinquent Section 16(a) Reports” appearing in the Proxy Statement. Such information is incorporated herein by reference.
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
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Omnicell, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omnicell, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively, referred to as, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory Valuation - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company records write-downs for excess and slow-moving inventory based on the Company’s estimate of demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These estimates require management judgment, and are impacted by market and economic conditions, technology changes, and new product introductions. The Company had a consolidated inventory balance of $108.0 million as of December 31, 2019.
We identified the inventory valuation as a critical audit matter because of the assumptions and judgments made by management to estimate the excess and slow-moving inventory, especially considering the presence of various inventory types and evolving product life cycles. The analysis of inventory valuation required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate qualitative and quantitative factors considered and the reasonableness of the relevant management judgments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over the inventory valuation included the following, among others:
•We tested the effectiveness of internal controls over inventory valuation.
•We evaluated the appropriateness of management’s method, assumptions, and judgments used in developing their estimate of the excess and slow-moving inventory, which included consideration of demand for its products, potential obsolescence of technology, product life cycles, and pricing trends.
•We tested certain underlying data used and considered in the excess and obsolete inventory assessment, including the amount of inventory on hand, forecasted demand, and historical sales.
•We compared actual inventory usage and write-off activity in the current year to the excess and obsolete estimate by management in the prior year to evaluate management’s ability to make accurate estimates.
•We evaluated the valuation of excess and obsolete inventory for understatement by making selections of individual inventory items and evaluating the appropriateness of the inventory valuation and management judgments based on relevant product-specific information. These procedures also included certain inquiries of production planning and supply chain employees.
•We evaluated whether the excess and obsolete inventory may be understated by evaluating write-off activity of inventory subsequent to December 31, 2019.
Capitalized Software - Software Development Costs for External Use — Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company capitalizes certain costs for software that is to be sold, leased, or otherwise marketed once technological feasibility has been established and amortizes these costs over the estimated lives of the related products. The Company capitalized $45.8 million of software development costs in the year ended December 31, 2019, and had total capitalized software development costs, net of accumulated amortization, of $85.1 million as of December 31, 2019.
We identified management’s determination of capitalized software development costs to be a critical audit matter. The determination of whether a project’s software development costs are capitalized or expensed could have a significant impact on the financial statements. Evaluating management’s determination of the project and related software development activities to be capitalized under relevant accounting guidance, including the extent to which software development costs incurred were capitalized, required subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the appropriateness of capitalized software development costs included the following, amongst others:
•We tested the effectiveness of management’s capitalized software development cost internal controls.
•We obtained an understanding of management’s process for evaluating software development costs and the nature of software development costs capitalized.
•We tested management’s method of calculating capitalized software development costs. For a sample of projects, we performed audit procedures to agree capitalized labor costs to time records and made certain inquiries of project members to further assess the reasonableness of time allocated to the selected projects.
•For a sample of software development projects, we obtained an understanding of the new software enhancements and features planned for development by reviewing management’s project documentation and inquiring of project managers and engineers.
•For a sample of software development projects, we tested the timing of software development cost recognition as either a capitalized or an expensed development cost, depending on which stage of the project the software development cost was incurred. We also inquired of project managers and engineers regarding the determination of the date technological feasibility was reached and observed new features developed in the working model.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 26, 2020
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Omnicell, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Omnicell, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report, dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2020

OMNICELL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$127,210	$67,192
Accounts receivable and unbilled receivables, net of allowances of $3,227 and $2,582, respectively	218,362	196,238
Inventories	108,011	100,868
Prepaid expenses	14,478	20,700
Other current assets	15,177	12,136
Total current assets	483,238	397,134
Property and equipment, net	54,246	51,500
Long-term investment in sales-type leases, net	19,750	17,082
Operating lease right-of-use assets	56,130	—
Goodwill	336,539	335,887
Intangible assets, net	124,867	143,686
Long-term deferred tax assets	14,142	15,197
Prepaid commissions	48,862	46,143
Other long-term assets	103,036	74,613
Total assets	$1,240,810	$1,081,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,380	$38,038
Accrued compensation	44,155	41,660
Accrued liabilities	55,567	43,047
Deferred revenues, net	90,894	81,835
Total current liabilities	236,996	204,580
Long-term deferred revenues	7,083	10,582
Long-term deferred tax liabilities	39,090	41,484
Long-term operating lease liabilities	50,669	—
Other long-term liabilities	11,718	9,562
Long-term debt	50,000	135,417
Total liabilities	395,556	401,625
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 51,277 and 49,480 shares issued; 42,132 and 40,335 shares outstanding, respectively	51	50
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	780,931	678,041
Retained earnings	258,792	197,454
Accumulated other comprehensive loss	(9,446)	(10,854)
Total stockholders’ equity	845,254	679,617
Total liabilities and stockholders’ equity	$1,240,810	$1,081,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017

	(In thousands, except per share data)
Revenues:
Product revenues	$659,602	$569,595	$510,201
Services and other revenues	237,425	217,714	202,513
Total revenues	897,027	787,309	712,714
Cost of revenues:
Cost of product revenues	344,914	312,360	304,842
Cost of services and other revenues	115,201	102,619	89,235
Total cost of revenues	460,115	414,979	394,077
Gross profit	436,912	372,330	318,637
Operating expenses:
Research and development	68,644	64,843	66,022
Selling, general, and administrative	289,916	263,095	241,470
Total operating expenses	358,560	327,938	307,492
Income from operations	78,352	44,392	11,145
Interest and other income (expense), net	(4,419)	(8,776)	(6,633)
Income before provision for income taxes	73,933	35,616	4,512
Provision for (benefit from) income taxes	12,595	(2,113)	(26,006)
Net income	$61,338	$37,729	$30,518
Net income per share:
Basic	$1.48	$0.96	$0.81
Diluted	$1.43	$0.93	$0.79
Weighted-average shares outstanding:
Basic	41,462	39,242	37,483
Diluted	42,943	40,559	38,712
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Net income	$61,338	$37,729	$30,518
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized loss on interest rate swap contracts, net of tax	(420)	(421)	(404)
Foreign currency translation adjustments	1,828	(4,320)	3,810
Other comprehensive income (loss)	1,408	(4,741)	3,406
Comprehensive income	$62,746	$32,988	$33,924
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2016	45,778	$46	(9,145)	$(185,074)	$525,758	$127,625	$(9,519)	$458,836
Net income	—	—	—	—	—	30,518	—	30,518
Other comprehensive income	—	—	—	—	—	—	3,406	3,406
At the market equity offering, net of costs	294	—	—	—	13,900	—	—	13,900
Share-based compensation	—	—	—	—	21,857	—	—	21,857
Issuance of common stock under employee stock plans	1,505	2	—	—	30,121	—	—	30,123
Tax payments related to restricted stock units	—	—	—	—	(5,892)	—	—	(5,892)
Cumulative effect of a change in accounting principle related to share-based compensation	—	—	—	—	—	1,582	—	1,582
Income tax benefits from employee stock plans	—	—	—	—	11	—	—	11
Balances as of December 31, 2017	47,577	48	(9,145)	(185,074)	585,755	159,725	(6,113)	554,341
Net income	—	—	—	—	—	37,729	—	37,729
Other comprehensive loss	—	—	—	—	—	—	(4,741)	(4,741)
At the market equity offering, net of costs	557	1	—	—	39,566	—	—	39,567
Share-based compensation	—	—	—	—	28,885	—	—	28,885
Issuance of common stock under employee stock plans	1,346	1	—	—	30,610	—	—	30,611
Tax payments related to restricted stock units	—	—	—	—	(6,775)	—	—	(6,775)
Balances as of December 31, 2018	49,480	50	(9,145)	(185,074)	678,041	197,454	(10,854)	679,617
Net income	—	—	—	—	—	61,338	—	61,338
Other comprehensive income	—	—	—	—	—	—	1,408	1,408
At the market equity offering, net of costs	460	—	—	—	37,806	—	—	37,806
Share-based compensation	—	—	—	—	34,049	—	—	34,049
Issuance of common stock under employee stock plans	1,337	1	—	—	40,705	—	—	40,706
Tax payments related to restricted stock units	—	—	—	—	(9,670)	—	—	(9,670)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Operating Activities
Net income	$61,338	$37,729	$30,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,559	51,350	51,511
Loss on disposal of property and equipment	445	133	512
Share-based compensation expense	34,049	28,885	21,857
Income tax benefits from employee stock plans	—	—	11
Deferred income taxes	(1,339)	(5,705)	(31,365)
Amortization of operating lease right-of-use assets	10,562	—	—
Amortization of debt issuance costs	2,204	2,292	1,590
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(21,540)	(6,192)	(40,598)
Inventories	(8,123)	(6,763)	(26,840)
Prepaid expenses	2,909	(308)	(4,920)
Other current assets	(2,010)	1,170	(2,074)
Investment in sales-type leases	(3,699)	(1,680)	6,625
Prepaid commissions	(2,719)	(4,711)	(3,966)
Other long-term assets	4,528	(7,077)	(1,373)
Accounts payable	7,893	(9,154)	19,709
Accrued compensation	2,495	14,419	519
Accrued liabilities	3,045	8,223	4,383
Deferred revenues	5,445	3,020	(2,334)
Operating lease liabilities	(10,040)	—	—
Other long-term liabilities	6,006	(1,665)	1,069
Net cash provided by operating activities	145,008	103,966	24,834
Investing Activities
Purchase of intangible assets, intellectual property, and patents	—	—	(160)
Software development for external use	(45,770)	(30,677)	(15,040)
Purchases of property and equipment	(15,894)	(23,697)	(15,341)
Business acquisitions, net of cash acquired	—	—	(4,446)
Net cash used in investing activities	(61,664)	(54,374)	(34,987)
Financing Activities
Proceeds from debt and revolving credit facility	—	—	59,000
Repayment of debt and revolving credit facility	(90,000)	(77,000)	(102,500)
Payments for debt issuance costs	(2,321)	—	(2,106)
Payment for contingent consideration	—	—	(2,400)
At the market offering, net of offering costs	37,806	39,567	13,900
Proceeds from issuances under stock-based compensation plans	40,706	30,611	30,121
Employees’ taxes paid related to restricted stock units	(9,670)	(6,775)	(5,892)
Net cash used in financing activities	(23,479)	(13,597)	(9,877)
Effect of exchange rate changes on cash and cash equivalents	153	(1,227)	(2,034)
Net increase (decrease) in cash and cash equivalents	60,018	34,768	(22,064)
Cash and cash equivalents at beginning of period	67,192	32,424	54,488
Cash and cash equivalents at end of period	$127,210	$67,192	$32,424
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Supplemental cash flow information
Cash paid for interest	$3,582	$7,487	$6,550
Cash paid for taxes, net of refunds	$7,761	$3,489	$7,780
Supplemental disclosure of non-cash activities
Non-cash activity business acquisition	$—	$—	$3,400
Unpaid purchases of property and equipment	$913	$1,123	$1,691
Transfers between inventory and property and equipment, net	$1,552	$2,032	$—
Transfers from prepaid expenses to property and equipment	$3,313	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,204	$—	$—
Balance transfer from term loan to revolving credit facility	$80,000	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

OMNICELL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.  Organization and Summary of Significant Accounting Policies
Business
Omnicell, Inc. was incorporated in California in 1992 under the name Omnicell Technologies, Inc. and reincorporated in Delaware in 2001 as Omnicell, Inc. The Company’s major products are medication management automation solutions and adherence tools for healthcare systems and pharmacies, which are sold in its principal market, the healthcare industry. The Company’s market is primarily located in the United States and Europe. “Omnicell” or the “Company” collectively refer to Omnicell, Inc. and its subsidiaries.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented.
During 2019, the Company completed a series of intercompany transactions in connection with an internal legal entity restructuring to simplify its organizational structure as described below.
In November 2019, Aesynt Holding B.V. sold its shares in Aesynt Holdings, Inc. ("Aesynt Holdings") to Omnicell International, Inc. (which was subsequently converted into a limited liability company and renamed Omnicell International, LLC) ("Omnicell International"). Omnicell International subsequently distributed the Aesynt Holdings shares to its parent company, Omnicell, Inc. On December 31, 2019, the following series of mergers occurred: (i) Dixie Drawl, LLC d/b/a InPharmics ("InPharmics") merged with and into its parent company, Aesynt Incorporated ("Aesynt"), with Aesynt as the surviving entity; (ii) Aesynt merged with and into its parent company, Aesynt Holdings, with Aesynt Holdings as the surviving entity; and (iii) Aesynt Holdings merged with and into its parent company, Omnicell, Inc., with Omnicell, Inc. as the surviving entity.
On November 25, 2019, Aesynt Canada, Inc. ("Aesynt Canada") entered into an asset purchase agreement with Omnicell, Inc., under which Omnicell, Inc. acquired all assets of Aesynt Canada. On November 29, 2019, Aesynt Canada liquidated into its parent company, Aruba S.r.l ("Aruba"). Prior to the liquidation, all liabilities of Aesynt Canada were settled.
On November 21, 2019, Ateb Canada Ltd. ("Ateb Canada") entered into an asset purchase agreement with Ateb, Inc. ("Ateb"), under which Ateb acquired all assets of Ateb Canada. On November 25, 2019, Ateb Canada liquidated into its parent company, Omnicell, Inc. Prior to the liquidation, all liabilities of Ateb Canada were settled.
The transactions described above were accounted for as transactions between entities under common control as all entities involved were wholly owned subsidiaries of Omnicell, Inc. The transactions did not have a material impact to the Company's Consolidated Financial Statements.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
On April 12, 2017, the Company completed its acquisition of InPharmics. The Consolidated Financial Statements include the results of operations of this recently acquired company, commencing as of its acquisition date. The significant accounting policies of the acquired business have been aligned to conform to the accounting policies of Omnicell.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. These reclassifications include (i) a change in the presentation of proceeds from debt and revolving credit facility and payments for debt issuance costs in the Consolidated Statements of Cash Flows for the year ended December 31, 2017, and (ii) a change in the presentation of certain items in the reconciliation of the provision for income taxes for the years ended December 31, 2018 and 2017 in Note 16, Income Taxes, of the Notes to Consolidated Financial Statements. These changes were not deemed material and were included to conform with current-period classification and presentation.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates. The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition; accounts receivable and notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs; impairment of goodwill; purchased intangibles and long-lived assets; fair value of assets acquired and liabilities assumed in business combinations; share-based compensation; and accounting for income taxes.
Segment Reporting
The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company using information about its revenues, gross profit, income from operations, and other key financial data. The Company previously operated and reported its business in two segments: Automation and Analytics, and Medication Adherence. In the fourth quarter of 2018, the Company introduced the vision of the autonomous pharmacy, a more fully automated and digitized system of medication management, in order to address changes in the healthcare industry as the Company executes on its plan to deliver end-to-end solutions with greater emphasis on automating manual processes for its customers. These industry changes include the continuing consolidation of healthcare systems, rising pharmaceutical costs, and increased scrutiny on controlled substances. In an effort to deliver on its strategic vision, the Company initiated a company-wide organizational realignment in the fourth quarter of 2018 to centrally manage its business operations, including the development and marketing of all of the Company’s products, sales and distribution, supply chain and inventory management, as well as regulatory and quality functions. As a result of this organizational realignment, all significant operating decisions are based upon an analysis of the Company as one operating segment. Therefore, effective January 1, 2019, the Company started reporting as only one operating segment, which is the same as the reporting segment. Accordingly, prior period segment information has been revised to conform with current period presentation.
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
Assets and liabilities denominated in a currency other than the functional currency are remeasured into the respective entity’s functional currency. Monetary assets and liabilities are remeasured at exchange rates in effect at the end of each period, and non-monetary assets and liabilities are remeasured at historical rates. Gains and losses from foreign currency remeasurement of monetary assets and liabilities are recorded in interest and other income (expense), net.
Revenue Recognition
The Company earns revenues from sales of its products and related services, which are sold in the healthcare industry, its principal market. The transaction price of each contract with a customer is allocated to the identified performance obligations based on the relative fair value of each obligation. The Company’s customer arrangements typically include one or more of the following performance obligations:
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
The entity can identify the payment terms for the goods or services to be transferred. Payment terms are documented within the agreement and are generally net 30 to 60 days from shipment of tangible product or services performed for customers in the United States. Where a written contract does not exist, the Company’s standard payment terms are net 30 day terms.
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
The Company recognizes revenue when the performance obligation has been satisfied by transferring a promised good or service to a customer. The good or service is transferred when or as the customer obtains control of the good or service. Determining when control transfers requires management to make judgments that affect the timing of revenues recognized. Generally, for products requiring a complex implementation, control passes when the product is installed and ready for use. For all other products, control generally passes when product has been shipped and title has passed. For maintenance contracts and certain other services provided on a subscription basis, control passes to the customer over time, generally ratably over the service term as the Company provides a stand-ready service to service the customer’s equipment. Time and material services transfer control to the customer at the time the services are provided. The portion of the transaction price allocated to the Company’s unsatisfied performance obligations recorded as deferred revenues, net of deferred cost of goods sold, at December 31, 2019 and 2018 were $98.0 million and $92.4 million, respectively, of which $90.9 million and $81.8 million, respectively, are expected to be completed within one year and are presented as current deferred revenues, net on the Consolidated Balance Sheets. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Revenues, contract assets, and contract liabilities are recorded net of associated taxes.
The Company generally invoices customers for products upon shipment. Invoicing associated with the service portion of agreements are generally periodic and are billed on a monthly, quarterly, or annual basis. In certain circumstances, multiple years are billed at one time.
The amount invoiced for equipment and software is typically reflected in both accounts receivable and deferred revenues, net. The Company typically recognizes product revenue, and correspondingly reduces deferred revenues, net, for equipment and software upon written customer acceptance of installation. Consumables are recorded as revenue upon shipment to or receipt by the customer, depending upon contract terms. The portion of deferred revenues, net, not expected to be recognized as revenue within twelve months of the balance sheet date are included in long-term deferred revenues on the Consolidated Balance Sheets.
In the normal course of business, the Company typically does not accept product returns unless the item is defective as manufactured or the configuration of the product is incorrect. The Company establishes provisions for estimated returns based on historical product returns. The allowance for sales returns is not material to the Consolidated Financial Statements for any periods presented.
The Company contracts with Group Purchasing Organizations (“GPOs”), each of which functions as a purchasing agent on behalf of member hospitals and other healthcare providers, as well as with government entities and agencies. Pursuant to the terms of GPO agreements, each member contracts directly with Omnicell and can purchase the Company’s product at pre-negotiated contract terms and pricing. GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $11.1 million, $8.7 million, and $7.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The accounts receivable balances are with individual members of the GPOs, and therefore no significant concentration of credit risk exists. During the year ended December 31, 2019, sales to members of the ten largest GPOs accounted for approximately 64% of total consolidated revenues.
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
Significant changes in the contract assets and the contract liabilities balances during the period are the result of the issuance of invoices and recognition of deferred revenues in the normal course of business. Unbilled contract assets which were invoiced during the year ended December 31, 2019 as a result of the right to invoice for the transaction consideration becoming unconditional were not material. The contract modifications entered into during the year ended December 31, 2019 did not have a significant impact on the Company’s contract assets or deferred revenues.
Contract Costs
The Company has determined that the incentive portions of its sales commission plans require capitalization since these payments are directly related to sales achieved during a time period. These commissions are earned on the basis of the total purchase order value of new product bookings. Since there are no commensurate commissions earned on renewal of the service bookings, the Company concluded that the capitalized asset is related to services provided under both the initial contract and renewal periods. The Company applies a practical expedient to account for the incremental costs of obtaining a contract as part of a portfolio of contracts with similar characteristics as the Company expects the effect on the financial statements of applying the practical expedient would not differ materially from applying the accounting guidance to the individual contracts within the portfolio. A pool of contracts is defined as all contracts booked in a particular quarter. The amortization for the capitalized asset is an estimate of the pool’s original contract term, generally one to five years, plus an estimate of future customer renewal periods resulting in a total amortization period of ten years. Costs to obtain a contract are allocated amongst performance obligations and recognized as sales and marketing expense consistent with the pattern of revenue recognition. Capitalized costs are periodically reviewed for impairment. A portion of the pool’s capitalized asset is recorded as an expense over the first two quarters after booking, which represents the estimated period during which the product revenue associated with the contract is recorded. The remaining contract cost is recorded as expense ratably over the ten year estimated initial and renewal service periods. The Company recognized contract cost expense of $24.4 million, $21.1 million, and $17.9 million during the years ended December 31, 2019, 2018, and 2017, respectively. The commission expenses paid or due to be paid as of the consolidated balance sheet date to be recognized in future periods are recorded in long-term prepaid commissions on the Consolidated Balance Sheets. There was no impairment loss recorded related to capitalized prepaid commissions as of and for the year ended December 31, 2019.
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
For sales-type leases, the Company recognizes revenues for its hardware and software products, net of lease execution costs, post-installation product maintenance, and technical support, at the net present value of the lease payment stream upon customer acceptance. The Company recognizes service revenues associated with sales-type leases ratably over the term of the agreement in service revenues in the Consolidated Statements of Operations. The Company recognizes interest income from sales-type leases using the effective interest method. Both hardware and software revenues, and interest income from sales-types leases are recorded in product revenues in the Consolidated Statements of Operations.
The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 53% of the lease receivable balance, are retained in-house.
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. Those agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however, any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements entered into prior to January 1, 2019 are non-cancelable, and most automatically renew for successive one year periods at the end of each lease term absent written notice from the customer. The Company’s operating lease agreements do not contain any material residual value guarantees.
For operating leases, rental income is generally recognized on a straight-line basis over the term of the associated lease, and recorded in services and other revenues in the Consolidated Statements of Operations. Leased assets under operating leases are carried at amortized cost net of accumulated depreciation in property and equipment, net on the Consolidated Balance Sheets. The depreciation expense of the leased assets is recognized on a straight-line basis over the contractual term of the associated lease, and recorded in cost of revenues in the Consolidated Statements of Operations.
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
Cash and Cash Equivalents and Fair Value of Financial Instruments
The Company classifies investments as cash equivalents if their original or remaining contractual maturity is three months or less at the date of purchase. Cash equivalents are carried at amounts that approximate fair value due to the short period of time to maturity. The Company’s cash balances are maintained in demand deposit accounts with financial institutions of high credit quality. The Company continuously monitors the credit worthiness of the financial institutions in which it invests. The Company has not experienced any credit losses from its cash investments.
Interest Rate Swap Agreements
The Company uses interest rate swap agreements to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a portion of its outstanding debt. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.
The Company's interest rate swap agreements qualify as cash flow hedging instruments in accordance with the Derivatives and Hedging topic of the Accounting Standards Codification. The Company records its interest rate swap agreements on its Consolidated Balance Sheets at fair value. The effective portion of changes in fair value are recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion is recognized in earnings. On a quarterly basis, the Company performs a qualitative assessment to determine effectiveness. For further information, refer to Note 5, Cash and Cash Equivalents and Fair Value of Financial Instruments. As of December 31, 2019, the Company did not have any outstanding interest rate swap agreements.
Debt
On November 15, 2019, the Company entered into an amended and restated credit agreement which provides for a five-year revolving credit facility. The amount borrowed under this facility is recorded at its carrying value at December 31, 2019. The fair value of debt at December 31, 2019 approximates the carrying value.
Allowance for Doubtful Accounts and Notes Receivables from Investment in Sales-Type Leases
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances. Additionally, based on historical write-offs and the Company’s collection experience, the Company records an additional allowance based on a percentage of outstanding receivables. The Company performs credit evaluations of its customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, and a financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s financial position and results of operations.
The retained in-house leases discussed above are considered financing receivables. The Company’s credit policies and its evaluation of credit risk and write-off policies are applied alike to trade receivables and the net investment in sales-type leases. For both, an account is generally past due after thirty days. The financing receivables also have customer-specific reserves for accounts identified for specific impairment and a non-specific reserve applied to the remaining population, based on factors such as current trends, the length of time the receivables are past due, and historical collection experience. The retained in-house leases are not stratified by portfolio or class.
Sales of Accounts Receivable
The Company records the sale of its accounts receivables in accordance with accounting guidance for transfers and servicing of financial assets. The Company transferred non-recourse accounts receivable totaling $48.3 million, $46.6 million, and $40.0 million during the years ended December 31, 2019, 2018, and 2017, respectively, which approximated fair value, to leasing companies on a non-recourse basis. Accounts receivable balance included approximately $4.6 million and $10.6 million due from third-party leasing companies for transferred non-recourse accounts receivable as of December 31, 2019 and 2018, respectively.

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
The Company has a supply agreement with one primary supplier for construction and supply of several sub-assemblies and inventory management of sub-assemblies used in its hardware products. There are no minimum purchase requirements. The contract with the Company’s supplier may be terminated by either the supplier or by the Company without cause and at any time upon delivery of six months’ notice. Purchases from this supplier were $75.1 million, $54.8 million, and $64.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Shipping Costs
Outbound freight billed to customers is recorded as product revenue. The related shipping and handling costs are expensed as part of selling, general, and administrative expense. Shipping and handling expenses were $15.9 million, $14.1 million, and $13.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The Company capitalizes costs related to computer software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized and amortized over their useful lives, which is generally five years. Costs recognized in the preliminary project phase and the post-implementation phase are expensed as incurred. The Company capitalized $0.3 million and $1.1 million of costs related to the application development of enterprise-level software that were included in property and equipment during the years ended December 31, 2019 and 2018, respectively.
Software Development Costs
The Company capitalizes software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility may be capitalized and amortized over the estimated lives of the related products. The Company establishes technological feasibility when it completes a detail program design or a working model. The Company amortizes development costs over the estimated lives of the related products ranging from three to five years. The Company capitalized software development costs of $45.8 million and $30.7 million, which are included in other long-term assets as of December 31, 2019 and 2018, respectively. The Company recorded $17.5 million, $12.5 million, and $9.7 million to cost of revenues for amortization of capitalized software development costs for the years ended December 31, 2019, 2018, and 2017, respectively. All development costs prior to the completion of a detail program design or a working model are recognized as research and development expense.

Lessee Leases
The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of its lease contracts do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of the lease payments.
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
Certain leases include provisions for early termination, which allow the contract parties to terminate their obligations under the lease contract. The terms and conditions of the termination options vary by contract. When the Company has made a decision to exercise an early termination option, the right-of-use assets and associated lease liabilities are remeasured in accordance with the present value of the remaining cash flows under the lease contract.
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
Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and the estimates are inherently uncertain. The separately identifiable intangible assets generally include customer relationships, backlog, acquired technology, and trade names.
Goodwill and Acquired Intangible Assets
Goodwill
The Company reviews goodwill for impairment on an annual basis on the first day of the fourth quarter of each year at the reporting unit level. This assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired. The Company has one reporting unit, which is the same as its operating segment. A qualitative assessment is initially made to determine whether it is necessary to perform quantitative testing. A qualitative assessment includes, among others, consideration of: (i) past, current, and projected future earnings and equity; (ii) recent trends and market conditions; and (iii) valuation metrics involving similar companies that are publicly-traded and acquisitions of similar companies, if available. If this qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company decides to bypass this option, it proceeds to the quantitative assessment. The quantitative assessment involves a comparison between the estimated fair value of the Company’s reporting unit with its carrying amount including goodwill. If the carrying value exceeds estimated fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill.
To determine the reporting unit’s fair value under the quantitative approach, the Company uses a combination of income and market approaches, equally weighting the two approaches, such as estimated discounted future cash flows of the reporting unit, multiples of earnings or revenues, and analysis of recent sales or offerings of comparable entities. The Company also considers its market capitalization on the date of the analysis to ensure the reasonableness of its reporting unit's fair value.

The Company performed a qualitative impairment assessment analysis as of October 1, 2019 for its reporting unit taking into consideration past, current, and projected future earnings, recent trends and market conditions, and valuation metrics involving similar companies that are publicly-traded. Based on the result of this analysis, an impairment does not exist as of December 31, 2019, and there were no accumulated impairment losses.
Intangible Assets
In connection with its acquisitions, the Company generally recognizes assets for customer relationships, backlog, developed technology, and trade names. Intangible assets are carried at cost less accumulated amortization. Such amortization is provided on a straight-line basis or on an accelerated basis based on a pattern of economic benefit that is expected to be obtained over the estimated useful lives of the respective assets, generally from one to 30 years. Amortization for developed technology and backlog is recognized in cost of revenues, and amortization for customer relationships, non-compete agreements, trade names, and patents is recognized in selling, general, and administrative expenses.
The Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Recoverability of an asset is measured by the comparison of the carrying amount to the sum of the undiscounted estimated future cash flows the asset is expected to generate, offset by estimated future costs to dispose of the product to which the asset relates. If an asset is considered to be impaired, the amount of such impairment would be measured as the difference between the carrying amount of the asset and its fair value. The Company’s cash flow assumptions are based on historical and forecasted future revenue, operating costs, and other relevant factors. Assumptions and estimates about the remaining useful lives of the Company’s intangible assets are subjective and are affected by changes to its business strategies. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on the Company’s operating results and financial condition. For the years ended December 31, 2019 and 2018, there were no events or changes in circumstances to indicate that intangible assets carrying amounts may not be recoverable.
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
Recently Adopted Authoritative Guidance
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The FASB amended lease accounting requirements to begin recording assets and liabilities arising from most leases on the balance sheet. The new guidance also requires significant additional disclosures about the amount and timing of cash flows from leases. The Company adopted this new guidance on January 1, 2019. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the year of adoption and to recognize the effects of applying the new standard as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has elected this transition approach as well as the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical lease classification of contracts entered into prior to January 1, 2019. As a result of electing the package of practical expedients described above, existing leases and related initial direct costs have not been reassessed prior to the effective date, and therefore, adoption of the lease standard did not have an impact on the Company’s previously reported consolidated financial statements.
The Company also elected the following practical expedients: (i) combining lease and non-lease components for all asset classes, (ii) leases with an initial term of 12 months or less are not recorded in the Consolidated Balance Sheets, and the associated lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term, and (iii) applying discount rates to operating leases using a portfolio approach.
From a lessor perspective, certain agreements that were previously classified as operating leases are classified as sales-type leases under the new lease accounting standard. The agreements in place prior to the adoption of the new lease accounting standard on January 1, 2019 will continue to be treated as operating leases.
The Company’s adoption of the new standard impacted the Consolidated Balance Sheets at the beginning of the period of adoption as follows:

	January 1, 2019
	Pre-ASC 842 Balances	ASC 842 Adoption Impact	Post-ASC 842 Balances

	(In thousands)
Operating lease right-of-use-assets	$—	$66,008	$66,008
Accrued liabilities (1)	43,047	10,067	53,114
Long-term operating lease liabilities	—	59,791	59,791
Other long-term liabilities (2)	9,562	(3,850)	5,712
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
Adoption of the standard did not have an impact on the Company’s stockholders’ equity, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows as of January 1, 2019.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income to retained earnings. These amounts are commonly referred to as “stranded tax effects.” ASU 2018-02 was effective for the Company beginning January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements and therefore no adjustment to retained earnings was made.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that modifies or replaces existing models for trade and other receivables, debt securities, loans, and certain other financial instruments. For instruments measured at amortized cost, including trade and lease receivables, loans and held-to-maturity debt securities, the standard will replace the current “incurred loss” approach with an “expected loss” model. Entities will be required to estimate expected credit losses over the life of the instrument, considering available relevant information about the collectibility of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will be effective for the Company beginning January 1, 2020. In preparation for adoption of the standard, the Company made appropriate changes to necessary processes and controls. The Company’s adoption of the new standard is estimated to result in the recognition of an immaterial cumulative-effect adjustment to retained earnings, using the modified retrospective transition method.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Consolidated Financial Statements through the reporting date.
Note 2. Business Combinations
2017 Acquisitions
On April 12, 2017, the Company completed the acquisition of all of the membership interest of InPharmics, a technology and services company that provides advanced pharmacy informatics solutions to hospital pharmacies. The total consideration for the transaction was $5.0 million, net of cash acquired of $0.3 million. Approximately $0.5 million of the total consideration was classified as a long-term liability for potential settlement of performance obligations. The Company accounted for the acquisition of InPharmics in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The purchase price was allocated to intangible assets in the amount of $1.9 million, which included developed technology and customer contracts, with the remainder allocated to goodwill. The results of the InPharmics’ operations have been included in the consolidated results of operations.
Pro Forma Financial Information
The following table presents certain unaudited pro forma information for illustrative purposes only, for the year ended December 31, 2017 as if this acquisition had been completed on January 1, 2017. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2017. The unaudited pro forma information combines the historical results of the acquisition with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments.

Year Ended December 31, 2017

(In thousands, except per share data)
Pro forma net revenues	$713,272
Pro forma net income	$30,683
Pro forma net income per share	$0.82
Weighted-average number of shares	37,483

Note 3. Revenues
Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Hardware and software	$553,039	$464,500	$406,095
Consumables	88,876	89,529	88,100
Other	17,687	15,566	16,006
Total product revenues	$659,602	$569,595	$510,201
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
United States	$806,900	$685,881	$613,817
Rest of world (1)	90,127	101,428	98,897
Total revenues	$897,027	$787,309	$712,714
_________________________________________________
(1) No individual country represented more than 10% of total revenues.
Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	December 31,
	2019	2018

	(In thousands)
Short-term unbilled receivables (1)	$11,707	$9,191
Long-term unbilled receivables (2)	12,260	16,481
Total contract assets	$23,967	$25,672

Short-term deferred revenues, net	$90,894	$81,835
Long-term deferred revenues	7,083	10,582
Total contract liabilities	$97,977	$92,417
_________________________________________________
(1)  Included in accounts receivable and unbilled receivables in the Consolidated Balance Sheets.
(2) Included in other long-term assets in the Consolidated Balance Sheets.
Short-term deferred revenues of $90.9 million and $81.8 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $13.1 million and $11.1 million, as of December 31, 2019 and 2018, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the year ended December 31, 2019, the Company recognized revenues of $80.4 million that were included in the corresponding gross short-term deferred revenue balance of $92.9 million as of December 31, 2018.
Long-term deferred revenues include deferred revenues from service contracts of $7.1 million and $10.6 million as of December 31, 2019 and 2018, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.

Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the years ended December 31, 2019, 2018, and 2017. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2019 and 2018.
Note 4. Net Income Per Share
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
The basic and diluted net income per share calculations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017

	(In thousands, except per share data)
Net income	$61,338	$37,729	$30,518
Weighted-average shares outstanding — basic	41,462	39,242	37,483
Effect of dilutive securities from stock award plans	1,481	1,317	1,229
Weighted-average shares outstanding — diluted	42,943	40,559	38,712
Net income per share - basic	$1.48	$0.96	$0.81
Net income per share - diluted	$1.43	$0.93	$0.79

Anti-dilutive weighted-average shares related to stock award plans	926	1,279	501
Note 5. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $127.2 million and $67.2 million as of December 31, 2019 and 2018, respectively, consisted of bank accounts with major financial institutions.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total

	(In thousands)
Interest rate swap contracts	$—	$562	$—	$562
Total financial assets	$—	$562	$—	$562
The Company’s interest rate swap agreement matured during the second quarter of 2019, and as of December 31, 2019, the Company did not have any outstanding interest rate swap agreements.
Interest Rate Swap Contracts
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
The interest rate swap agreement, at its inception, qualified for and was designated as a cash flow hedging instrument, and was recorded on the Company's Consolidated Balance Sheets at fair value. The fair value of the interest rate swap agreement at December 31, 2018 was $0.6 million. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.
Note 6. Balance Sheet Components
Balance sheet details as of December 31, 2019 and 2018 are presented in the tables below:

	December 31,
	2019	2018

	(In thousands)
Inventories:
Raw materials	$31,331	$32,511
Work in process	7,620	8,726
Finished goods	69,060	59,631
Total inventories	$108,011	$100,868

Other long-term assets:
Capitalized software, net	$85,070	$56,819
Unbilled receivables	12,260	16,481
Deferred debt issuance costs	4,700	—
Other assets	1,006	1,313
Total other long-term assets	$103,036	$74,613

Accrued liabilities:
Operating lease liabilities, current portion	$10,058	$—
Advance payments from customers	4,006	8,993
Rebates and lease buyouts	14,911	11,076
Group purchasing organization fees	5,934	4,455
Taxes payable	3,744	5,885
Other accrued liabilities	16,914	12,638
Total accrued liabilities	$55,567	$43,047

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2019 and 2018:

	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Balance as of December 31, 2017	$(6,954)	$841	$(6,113)
Other comprehensive income (loss) before reclassifications	(4,320)	777	(3,543)
Amounts reclassified from other comprehensive income (loss), net of tax	—	(1,198)	(1,198)
Net current-period other comprehensive income (loss), net of tax	(4,320)	(421)	(4,741)
Balance as of December 31, 2018	(11,274)	420	(10,854)
Other comprehensive income (loss) before reclassifications	1,828	148	1,976
Amounts reclassified from other comprehensive income (loss), net of tax	—	(568)	(568)
Net current-period other comprehensive income (loss), net of tax	1,828	(420)	1,408
Balance as of December 31, 2019	$(9,446)	$—	$(9,446)
Note 7. Property and Equipment
The following table represents the property and equipment balances as of December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
Equipment	$88,569	$75,417
Furniture and fixtures	7,925	7,844
Leasehold improvements	18,979	16,274
Software	48,309	42,048
Construction in progress	6,179	10,706
Property and equipment, gross	169,961	152,289
Accumulated depreciation and amortization	(115,715)	(100,789)
Total property and equipment, net	$54,246	$51,500
Depreciation and amortization expense of property and equipment was $17.2 million, $15.1 million, and $16.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
United States	$48,769	$44,684
Rest of world (1)	5,477	6,816
Total property and equipment, net	$54,246	$51,500
_________________________________________________
(1) No individual country represented more than 10% of the total property and equipment, net.

Note 8. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

(In thousands)

Balance as of December 31, 2017	$337,751
Additions	—
Foreign currency exchange rate fluctuations	(1,864)
Balance as of December 31, 2018	335,887
Additions	—
Foreign currency exchange rate fluctuations	652
Balance as of December 31, 2019	$336,539
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(54,860)	$(1,058)	$79,316	10 - 30
Acquired technology	77,142	(36,194)	5	40,953	3 - 20
Backlog	1,150	(791)	—	359	4
Trade names	7,650	(5,037)	11	2,624	6 - 12
Patents	3,217	(1,603)	1	1,615	2 - 20
Total intangibles assets, net	$224,393	$(98,485)	$(1,041)	$124,867

	December 31, 2018
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(45,029)	$(1,185)	$89,020	10 - 30
Acquired technology	78,122	(29,206)	42	48,958	3 - 20
Backlog	21,350	(20,703)	—	647	1 - 4
Trade names	7,650	(4,361)	17	3,306	6 - 12
Patents	3,239	(1,488)	4	1,755	2 - 20
Non-compete agreements	1,900	(1,900)	—	—	3
Total intangibles assets, net	$247,495	$(102,687)	$(1,122)	$143,686
_________________________________________________
(1)  The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $18.9 million, $23.8 million, and $25.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The estimated future amortization expenses for amortizable intangible assets were as follows:

December 31, 2019

(In thousands)
2020	$17,502
2021	16,180
2022	14,832
2023	13,724
2024	7,972
Thereafter	54,657
Total	$124,867
Note 9. Debt and Credit Agreements
2016 Senior Credit Facility
On January 5, 2016, the Company entered into a $400.0 million senior secured credit facility pursuant to a credit agreement with certain lenders, Wells Fargo Securities, LLC as sole lead arranger, and Wells Fargo Bank, National Association as administrative agent (as subsequently amended as discussed below, the “Prior Credit Agreement”). The Prior Credit Agreement provided for (a) a five-year revolving credit facility of $200.0 million, which was subsequently increased pursuant to the amendment discussed below (the “Prior Revolving Credit Facility”) and (b) a five-year $200.0 million term loan facility (the “Prior Term Loan Facility” and together with the Prior Revolving Credit Facility, the “Prior Facilities”). In addition, the Prior Credit Agreement included a letter of credit sub-limit of up to $10.0 million and a swing line loan sub-limit of up to $10.0 million. The Prior Credit Agreement had an expiration date of January 5, 2021, upon which date all remaining outstanding borrowings were due and payable.
Loans under the Prior Facilities bore interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s consolidated total net leverage ratio (as defined in the Prior Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s consolidated total net leverage ratio (as defined in the Prior Credit Agreement). Undrawn commitments under the Prior Revolving Credit Facility were subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s consolidated total net leverage ratio on the average daily unused portion of the Prior Revolving Credit Facility.
On each of April 11, 2017 and December 26, 2017, the parties entered into amendments to the Prior Credit Agreement. Under these amendments, the Prior Revolving Credit Facility was increased from $200.0 million to $315.0 million and certain other modifications were made. In connection with the December 2017 amendment, the Company incurred and capitalized an additional $2.1 million of debt issuance costs.
2019 Revolving Credit Facility
On November 15, 2019, the Company refinanced the Prior Credit Agreement and entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement replaced the Prior Credit Agreement and provides for (a) a five-year revolving credit facility of $500.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
On November 15, 2019, the $80.0 million outstanding term loan balance under the Prior Facilities was transferred to the Current Revolving Credit Facility.
Loans under the Current Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) the LIBOR Rate, plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Current Revolving Credit Facility are subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Current Revolving Credit Facility. The applicable margin for and certain other terms of any term loans under the Incremental Facility will be determined prior to the incurrence of such loans. The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total net leverage ratio and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of December 31, 2019.
The refinancing of the Prior Credit Agreement was evaluated in accordance with ASC 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the A&R Credit Agreement.
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs was approximately $2.2 million, $2.3 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $3.6 million, $7.5 million, and $6.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The following table represents changes in the carrying amount of the Company's debt obligations:

	Prior Term Loan Facility	Current Revolving Credit Facility	Total

	(In thousands)
Balance as of December 31, 2018	$140,000	$—	$140,000
Proceeds	—	—	—
Repayments	(60,000)	(30,000)	(90,000)
Balance transfer	(80,000)	80,000	—
Balance as of December 31, 2019	$—	$50,000	$50,000

The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)

Balance as of December 31, 2018 (1)	$4,583
Additions	2,321
Amortization	(2,204)
Balance as of December 31, 2019 (2)	$4,700
_________________________________________________
(1)  Presented as a direct deduction from the carrying amount of the debt liability in the Consolidated Balance Sheets.
(2)  Presented in other long-term assets in the Consolidated Balance Sheets.
As of December 31, 2019, the carrying value of debt of $50.0 million approximates its fair value. The fair value of the outstanding balance of the Current Revolving Credit Facility was calculated using a discounted cash flow model based on current market interest rates available to the Company. The Company's debt is classified within Level 2 in the fair value hierarchy as the valuation inputs are based on market observable data of similar instruments.
Note 10.  Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements with the majority varying in length from one to five years. The following table presents the Company’s income recognized from sales-type leases for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Sales-type lease revenues	$37,175	$39,167	$29,675
Cost of sales-type lease revenues	(14,985)	(16,185)	(12,395)
Selling profit on sales-type lease revenues	$22,190	$22,982	$17,280

Interest income on sales-type lease receivables	$1,756	$1,296	$992
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at December 31, 2019 and 2018:

	December 31,
	2019	2018

	(In thousands)
Net minimum lease payments to be received	$32,360	$28,295
Less: Unearned interest income portion	(2,840)	(2,477)
Net investment in sales-type leases	29,520	25,818
Less: Current portion (1)	(9,770)	(8,736)
Long-term investment in sales-type leases, net	$19,750	$17,082
_________________________________________________
(1) The current portion of the net investment in sales-type leases is included in other current assets in the Consolidated Balance Sheets.
The carrying amount of the Company’s sales-type lease receivables is a reasonable estimate of fair value.
The Company evaluates its sales-type leases individually and collectively for impairment. The allowance for credit losses was $0.2 million as of both December 31, 2019 and 2018.

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Consolidated Balance Sheets was as follows:

December 31, 2019

(In thousands)
2020	$10,690
2021	7,473
2022	6,768
2023	4,754
2024	1,852
Thereafter	823
Total future minimum sales-type lease payments	32,360
Present value adjustment	(2,840)
Total net investment in sales-type leases	$29,520
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of the new lease accounting standard. These agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with the new lease accounting standard. The operating lease arrangements generally have initial terms of one to seven years. The following table represents the Company’s income recognized from operating leases for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Rental income	$12,660	$12,207	$10,993
The net carrying value of the leased equipment under operating leases was $2.1 million and $2.6 million, which includes accumulated depreciation of $1.6 million and $1.2 million, as of December 31, 2019 and 2018, respectively. Depreciation expense of the leased equipment for the years ended December 31, 2019, 2018, and 2017 was $0.7 million, $0.5 million, and $0.3 million, respectively.
The maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2019

(In thousands)
2020	$10,415
2021	6,829
2022	4,941
2023	2,914
2024	884
Thereafter	345
Total future minimum operating lease payments	$26,328
Note 11. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of December 31, 2019, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2019

(In thousands)
2020	$13,573
2021	13,071
2022	11,970
2023	8,487
2024	7,961
Thereafter	19,768
Total operating lease payments	74,830
Present value adjustment	(14,103)
Total operating lease liabilities (1)	$60,727
_________________________________________________
(1) Amount consists of a current and long-term portion of operating lease liabilities of $10.1 million and $50.7 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Consolidated Balance Sheets.
Prior to the adoption of the new lease accounting standard, the maturity schedule of future minimum lease payments under operating leases was as follows:

December 31, 2018

(In thousands)
2019	$14,153
2020	13,104
2021	12,729
2022	11,809
2023	8,334
Thereafter	27,289
Total minimum future lease payments	$87,418
Operating lease costs were $14.6 million for the year ended December 31, 2019. Short-term lease costs and variable lease costs were immaterial for the year ended December 31, 2019.
Prior to the adoption of the new lease accounting standard, rent expense was $12.7 million and $11.5 million for the years ended December 31, 2018 and 2017.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the year ended December 31, 2019:

Year Ended December 31, 2019

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$14,636
Right-of-use assets obtained in exchange for new lease liabilities	$1,204
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2019:

December 31, 2019

(In thousands)
Weighted-average remaining lease term, years	6.4
Weighted-average discount rate, %	6.4%

Note 12.  Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of December 31, 2019, the Company had non-cancelable purchase commitments of $65.9 million, of which $63.8 million are expected to be paid within the next twelve months.
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
On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies, and corporate entities, including the Company and one of its former subsidiaries, Aesynt Incorporated (“Aesynt”), which, through a series of mergers, has been merged into the Company, in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al., Case No. CL18-152-1. The complaint sought monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies, and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, detention, and training; and, as against the Company and Aesynt, claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt were never served with the complaint. Upon motion of the plaintiff, the Court issued an order on February 21, 2019 nonsuiting (dismissing) the case without prejudice. On August 21, 2019, a new lawsuit was filed against the Company and Aesynt, in the Circuit Court for the County of Albemarle, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Aesynt Incorporated, et al., Case No CL19-1301. The complaint seeks monetary recovery of damages based upon claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt have not been served with the complaint. The Company intends to defend the lawsuit vigorously.
On June 6, 2018, a class action lawsuit was filed against a customer of the Company, the customer’s parent company, and two vendors of medication dispensing systems, one of which is the Company, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Yana Mazya, individually and on behalf of all others similarly situated v. Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, Omnicell, Inc. and Becton Dickinson, Case No. 2018-CH-07161. The complaint sought class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA and of negligence by the defendants. The complaint was served on the Company on June 15, 2018. The Company’s obligation to respond to the complaint was held in abeyance pending a decision of the Illinois Supreme Court in a separate case involving BIPA issues. The Illinois Supreme Court issued its decision in that case on January 25, 2019. On April 10, 2019, subsequent to the Court’s issuance of an order granting the plaintiff leave to file an amended complaint, the plaintiff filed an amended complaint adding a second named plaintiff and an affiliate of the Company’s customer as an additional defendant and, in addition to making other modifications to the complaint, removing the separate cause of action directed to negligence. The Court established a deadline of May 13, 2019 for the defendants to answer or otherwise respond to the amended complaint. On May 10, 2019, defendants Northwestern Lake Forest Hospital, Northwestern Memorial Healthcare, and Northwestern Memorial Hospital removed the case to the United States District Court for the Northern District of Illinois, Eastern Division. Subsequently, on May 17, 2019, the Company and the other defendants in the case each filed a motion to dismiss the complaint for failure to state a cause of action upon which relief could be granted. On June 14, 2019, plaintiffs filed a motion to remand the case to state court. The Court then entered an order, on June 19, 2019, denying plaintiffs’ motion to remand, granting defendants’ motions to dismiss with respect to the additionally-named plaintiff, and continuing the motions to dismiss with respect to the originally-named plaintiff. On July 2, 2019, the Court entered an order remanding the case to state court and denying the defendants’ motions to dismiss without prejudice to renewal of the motions in state court. On September 5, 2019, plaintiff filed a motion to voluntarily dismiss the Company from the case without prejudice. The motion was granted by order of the Court dated October 10, 2019 and, as a result, the Company has been finally dismissed from the case without prejudice to plaintiff refiling the action.

A declaratory judgment action was filed against the Company, on August 30, 2018, in the United States District Court for the Northern District of California, captioned Zurich American Insurance Company; American Guarantee & Liability Company v. Omnicell, Inc. and Does 1-10, inclusive, Case No. 3:18-CV-05345. The complaint seeks a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the underlying litigation, the Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161 pending in the Circuit Court of Cook County, Illinois, Chancery Division (“Mazya Action”), disclosed above, together with claims for reimbursement and unjust enrichment relating to the defense of the Mazya Action in the form of attorneys’ fees and other related costs. The Company has not responded to the complaint. On February 12, 2019, the Court stayed the action pending the outcome of the Mazya Action and administratively closed the case. On October 15, 2019, the plaintiffs filed a notice advising the Court of the dismissal of the Company from the Mazya Action and requesting that the Court lift the stay in the case and set dates for filing a responsive pleading by the Company and initial discovery and scheduling matters. By order dated November 13, 2019, the Court (i) lifted the stay in the case, (ii) set a case management conference for February 5, 2020, and (iii) ordered the parties to file a joint case management statement by January 29, 2020. The parties subsequently reached a settlement of the case in principle and the Court, after notice of the parties, continued the case management conference until April 29, 2020 and ordered the parties to file a joint case management statement by April 22, 2020. The Company intends to defend the lawsuit vigorously.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of BIPA, and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the Mazya Action. The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The motion to dismiss is fully-briefed and the Court has scheduled a hearing on the motion for March 16, 2020. The Company intends to defend the lawsuit vigorously.
On July 18, 2019, a putative class action lawsuit was filed against the Company and certain of its officers in the U.S. District Court for the Northern District of California. The complaint, captioned Bursick v. Omnicell, Inc. et al., Case No. 3:19-cv-04150, alleged that the defendants violated federal securities laws by making materially false and misleading statements beginning in October 2018 regarding revenue recognition, customer concerns about implementation issues, and a purported need to write off inventory. The plaintiff sought unspecified monetary damages and other relief. On October 24, 2019, Frank Bursick was appointed Lead Plaintiff. On December 5, 2019, Lead Plaintiff filed a Notice of Voluntary Dismissal of this action as to all defendants, instead of filing an amended complaint. This action is now concluded.
In August 2019, the Company received a letter from the Denver office of the SEC seeking information related to the Company’s accounting processes and procedures. The Company responded and fully cooperated with the SEC. On February 12, 2020, the Company received a letter from the SEC confirming that it has concluded its investigation and that the SEC does not intend to recommend any enforcement action against the Company.
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
From time to time, the Company may also warrant that its professional services will be performed in a good and workmanlike manner or in a professional manner consistent with industry standards. The Company generally seeks to disclaim most warranties, including any implied or statutory warranties such as warranties of merchantability, fitness for a particular purpose, title, quality and non-infringement, as well as any liability with respect to incidental, consequential, special, exemplary, punitive or similar damages. In some states, such disclaimers may not be enforceable. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not been subject to any significant claims for such losses and has not incurred any material costs in defending or settling claims related to these indemnification obligations. Accordingly, the Company believes it is unlikely that the Company will be required to pay any material amounts pursuant to these indemnification obligations or potential warranty claims and, therefore, no material liabilities have been recorded for such indemnification obligations as of December 31, 2019 and 2018.
Note 13.  Employee Benefits and Share-Based Compensation
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
There was a total of 1.5 million shares reserved for future issuance under the ESPP as of December 31, 2019.
Stock Award Plans
2009 Equity Incentive Plan
The 2009 Equity Incentive Plan (“2009 Plan”), as amended, provides for the issuance of incentive stock options, RSAs, RSUs, PSUs, and other stock awards to the Company’s employees, directors, and consultants. There were 7.5 million shares of common stock reserved for future issuance under the 2009 Plan as of December 31, 2019.
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

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Cost of product and service revenues	$5,648	$4,634	$3,478
Research and development	6,604	5,746	3,590
Selling, general, and administrative	21,797	18,505	14,789
Total share-based compensation expense	$34,049	$28,885	$21,857
The Company did not capitalize any share-based compensation as inventory as such amounts were not material for the years ended December 31, 2019 and December 31, 2018. Income tax benefits realized from share-based compensation were $11.0 million, $6.5 million, and $8.2 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
In the first quarter of 2019, the Company modified the terms of its stock options by extending the post-employment exercise period for certain employees. The Company recorded share-based compensation expense related to this modification of approximately $0.2 million on the stock options modification date. As of December 31, 2019, share-based compensation expense related to unvested stock options impacted by the modification was approximately $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.
Stock Options and ESPP Shares
The following assumptions were used to value stock options and ESPP shares granted pursuant to the Company’s equity incentive plans for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017

Stock options
Expected life, years	4.4	4.8	4.7
Expected volatility, %	33.7%	31.1%	29.6%
Risk-free interest rate, %	2.0%	2.8%	1.9%
Estimated forfeiture rate, %	7.2%	6.9%	7.7%
Dividend yield, %	—%	—%	—%

Year Ended December 31,
	2019	2018	2017

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	28.2% - 39.9%	28.1% - 33.8%	25.8% - 32.8%
Risk-free interest rate, %	1.3% - 2.7%	0.8% - 2.7%	0.5% - 1.4%
Dividend yield, %	—%	—%	—%

Stock Options Activity
The following table summarizes the share option activity under the Company’s 2009 Plan during the year ended December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2018	3,748	$41.27	7.6	$78,365
Granted	1,169	76.44
Exercised	(744)	33.83
Expired	(10)	37.79
Forfeited	(261)	48.57
Outstanding at December 31, 2019	3,902	$52.75	7.7	$113,198
Exercisable at December 31, 2019	1,580	$36.48	6.2	$71,485
Vested and expected to vest at December 31, 2019 and thereafter	3,677	$51.83	7.7	$110,048
The weighted-average fair value per share of options granted during the years ended December 31, 2019, 2018, and 2017 was $23.54, $17.22, and $13.25, respectively. The intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $32.8 million, $20.1 million, and $18.2 million, respectively.
As of December 31, 2019, total unrecognized compensation cost related to unvested stock options was $39.5 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Employee Stock Purchase Plan Activity
For the year ended December 31, 2019, employees purchased approximately 374,000 shares of common stock under the ESPP at a weighted-average price of $41.44. As of December 31, 2019, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $1.6 million and is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock Units (RSUs) and Restricted Stock Awards (RSAs)
Summaries of the restricted stock activity under the 2009 Plan are presented below for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2018	538	$51.52	1.6	$32,935
Granted (Awarded)	277	78.49
Vested (Released)	(216)	48.88
Forfeited	(55)	48.40
Outstanding and unvested at December 31, 2019	544	$66.65	1.6	$44,492
The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was $78.49, $59.52, and $45.97, respectively. The total fair value of RSUs that vested in the years ended December 31, 2019, 2018, and 2017 was $10.6 million, $7.9 million, and $6.5 million, respectively.
As of December 31, 2019, total unrecognized compensation cost related to RSUs was $31.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2018	21	$46.60
Granted (Awarded)	17	81.86
Vested (Released)	(21)	46.96
Outstanding and unvested at December 31, 2019	17	$81.92
The weighted-average grant date fair value per share of RSAs granted during the years ended December 31, 2019, 2018, and 2017 was $81.86, $46.60, and $41.10, respectively. The total fair value of RSAs that vested in the years ended December 31, 2019, 2018, and 2017 was $1.0 million, for each period.
As of December 31, 2019, total unrecognized compensation cost related to RSAs was $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.4 years.
Performance-Based Restricted Stock Units (PSUs)
In 2018, the Company granted 110,432 PSUs to its executive officers, all of which became eligible for vesting upon the achievement of a certain level of shareholder return. In 2019, the Company granted 61,098 PSUs to its executive officers, all, none, or a portion of which may become eligible for vesting depending on the level of shareholder return for the period from March 1, 2019 through March 1, 2020.
The fair value of a PSU award is determined using a Monte Carlo simulation model. The number of shares that vest at the end of the performance period depends on the percentile ranking of the total shareholder return for Omnicell stock over the performance period relative to the total shareholder return of each of the other companies in the NASDAQ Healthcare Index (the “Index”).
For PSUs granted on February 13, 2019, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2019, compared to the trailing 20-day average stock price just prior to the first trading day of March 2020. For PSUs granted on February 6, 2018, stock price appreciation is calculated based on the trailing 20-day average stock price just prior to the first trading day of March 2018, compared to the trailing 20-day average stock price just prior to the first trading day of March 2019.
On March 6, 2018, the Compensation Committee confirmed the Company's total stockholder return at the 60th percentile rank of the Index. This resulted in 100% of the 2017 PSUs, or 147,830 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 6, 2018 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2018. Vesting is contingent upon continued service. Of the 147,830 shares eligible for time-based vesting under the 2017 PSUs, 81,322 shares, net of forfeitures, have vested as of December 31, 2019.
On March 5, 2019, the Compensation Committee confirmed the Company's total stockholder return at the 90th percentile rank of the Index. This resulted in 100% of the 2018 PSUs, or 110,432 shares, as eligible for further time-based vesting. The eligible PSUs will vest as follows: 25% of the shares vested immediately on March 5, 2019 with the remaining shares vesting on a semi-annual basis period of 36 months commencing on June 15, 2019. Vesting is contingent upon continued service. Of the 110,432 shares eligible for time-based vesting under the 2018 PSUs, 46,376 shares, net of forfeitures, have vested as of December 31, 2019.

A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2018	197	$34.83
Granted	71	73.38
Vested	(101)	34.37
Forfeited	(33)	33.84
Outstanding and unvested at December 31, 2019	134	$55.82
The weighted-average grant date fair value per share of PSUs granted during the years ended December 31, 2019, 2018, and 2017 was $73.38, $38.03, and $34.05, respectively. The total fair value of PSUs that vested in the years ended December 31, 2019, 2018, and 2017 was $3.5 million, $3.2 million, and $2.6 million, respectively.
As of December 31, 2019, total unrecognized compensation cost related to PSUs was approximately $3.1 million, which is expected to be recognized over the remaining weighted-average period of 1.3 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2019:

Number of Shares

(In thousands)
Share options outstanding	3,902
Non-vested restricted stock awards	696
Shares authorized for future issuance	2,873
ESPP shares available for future issuance	1,539
Total shares reserved for future issuance	9,010
401(k) Plan
The Company has established a pre-tax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches 50% of employee contributions up to $3,000, annually. The Company’s contributions under this plan were $5.1 million, $4.6 million, and $3.8 million in the years ended December 31, 2019, 2018, and 2017, respectively.
Note 14. Stock Repurchase Program
On August 2, 2016, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of December 31, 2019, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million.
The timing, price, and volume of repurchases are to be based on market conditions, relevant securities laws, and other factors. The stock repurchases may be made from time to time on the open market, in privately negotiated transactions, or pursuant to a Rule 10b-18 plan, subject to the terms and conditions of that certain A&R Credit Agreement, dated as of November 15, 2019, among the Company, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the years ended December 31, 2019, 2018, and 2017, the Company did not repurchase any of its outstanding common stock.

Note 15. Equity Offerings
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
For the year ended December 31, 2019, the Company received gross proceeds of $38.5 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of its common stock at an average price of approximately $83.81 per share. As of December 31, 2019, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Note 16.  Income Taxes
The following is a geographical breakdown of income (loss) before the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Domestic	$81,641	$46,528	$25,280
Foreign	(7,708)	(10,912)	(20,768)
Income (loss) before provision for income taxes	$73,933	$35,616	$4,512
The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Current:
Federal	$8,006	$1,404	$2,430
State	4,549	1,832	1,852
Foreign	1,240	768	745
Total current income taxes	13,795	4,004	5,027
Deferred:
Federal	(1,292)	5,455	(19,822)
State	(1,609)	(909)	(3,430)
Foreign	1,701	(10,663)	(7,781)
Total deferred income taxes	(1,200)	(6,117)	(31,033)
Total provision for (benefit from) income taxes	$12,595	$(2,113)	$(26,006)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal tax rate as follows:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
U.S. federal tax provision at statutory rate	$15,525	$7,479	$1,579
State taxes	2,258	651	224
Non-deductible expenses	2,898	1,424	1,373
Uncertain tax positions	(2,472)	(412)	(295)
Share-based compensation tax benefit	(7,892)	(4,005)	(5,887)
Research tax credits	(3,805)	(3,230)	(3,233)
Domestic production deduction	—	—	(621)
Restructuring impact	7,432	(4,205)	—
Foreign derived intangible income deduction	(449)	(349)	—
Foreign rate differential	(1,424)	561	938
One-time impact of the Tax Act	—	—	(20,005)
Other	524	(27)	(79)
Total provision for (benefit from) income taxes	$12,595	$(2,113)	$(26,006)
Due to continuing global operational centralization activities during the year ended December 31, 2019, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. and by Mach4 Automatisierungstechnik GmbH to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $7.4 million. As a result of global operational centralization activities during the year ended December 31, 2018, the Company recognized $4.2 million of tax benefit associated with making a check-the-box election to treat Aesynt Holding Coöperatief U.A. (Netherlands) as a U.S. disregarded entity beginning in the first quarter of 2018.

Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	December 31,
	2019	2018

	(In thousands)
Deferred tax assets (liabilities):
Deferred revenues	$4,129	$2,943
Share-based compensation	6,483	5,531
Inventory related items	3,507	2,874
Tax credit carryforwards	13,472	7,413
Reserves and accruals	5,712	5,983
Loss carryforwards	9,484	17,515
Lease liability	15,471	—
Other, net	543	81
Gross deferred tax assets	58,801	42,340
Valuation allowance	(1,186)	(1,256)
Total net deferred tax assets	57,615	41,084

Intangibles	(18,941)	(32,304)
Depreciation and amortization	(35,941)	(22,504)
Prepaid expenses	(13,395)	(12,563)
Right-of-use assets	(14,286)	—
Total deferred tax liabilities	(82,563)	(67,371)

Net deferred tax liabilities	$(24,948)	$(26,287)
Deferred income tax assets (liabilities) are provided for temporary differences that will result in future tax deductions or future taxable income, as well as the future benefit of tax credit carryforwards. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. On the basis of this evaluation, as of December 31, 2019, $1.2 million of valuation allowance was recorded on certain foreign net operating losses carried forward, as the Company believes that such deferred tax assets are not more likely than not to be realized.
As of December 31, 2019, the Company had $3.2 million of federal net operating loss carryforwards expiring 2037, $7.4 million of state net operating loss carryforwards expiring at various dates beginning 2023, and $29.5 million of foreign net operating loss carryforwards expiring at various dates beginning 2024. For the year ended December 31, 2019, the Company did not generate a net operating loss. For income tax purposes, the Company has federal and California research tax credits carryforwards of $3.1 million and $15.0 million, respectively. Federal research tax credit carryforwards from prior years will begin to expire in 2035. California credits are available indefinitely to reduce cash taxes payable.
It is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2019, the Company has not made a provision for U.S. federal income, withholding, and state income taxes on the outside basis difference related to certain foreign subsidiaries because earnings are intended to be indefinitely reinvested in operations outside the U.S.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of December 31, 2019, the Company was no longer subject to U.S., state, and foreign examination for years before 2016, 2015, and 2015, respectively.

The aggregate change in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended December 31, 2019 was as follows:

(In thousands)

Balance as of December 31, 2016	$11,616
Increases related to tax positions taken during a prior period	503
Decreases related to tax positions taken during the prior period	(1,782)
Increases related to tax positions taken during the current period	805
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(401)
Balance as of December 31, 2017	10,741
Increases related to tax positions taken during a prior period	19
Decreases related to tax positions taken during the prior period	(1,257)
Increases related to tax positions taken during the current period	870
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(412)
Balance as of December 31, 2018	9,961
Increases related to tax positions taken during a prior period	10
Decreases related to tax positions taken during the prior period	(6)
Increases related to tax positions taken during the current period	9,282
Decreases related to settlements	—
Decreases related to expiration of statute of limitations	(2,472)
Balance as of December 31, 2019	$16,775
The total amounts of gross unrecognized tax benefit that, if realized, would favorably affect the Company's effective income tax rate in future periods, was $16.8 million as of December 31, 2019. The Company recognizes interest and/or penalties related to uncertain tax positions in interest and other income (expense), net in Consolidated Statements of Operations, accruing $0.5 million, $0.5 million, and $0.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Accrued interest and penalties are included within other long-term liabilities on the Consolidated Balance Sheets. The combined amount of cumulative accrued interest and penalties was approximately $1.0 million, $1.4 million, and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company does not believe there will be any significant changes in its unrecognized tax positions over the next twelve months.
Note 17. Restructuring Expenses
In the fourth quarter of 2018, the Company announced a company-wide organizational realignment initiative in order to align its organizational infrastructure for future expected growth. During the year ended December 31, 2018, the Company incurred and accrued for $1.3 million of restructuring expenses, which includes severance and consulting-related expenses. As of December 31, 2019, there was no unpaid balance related to this realignment initiative.
On March 2, 2018, the Company initiated the realignment of its Automation and Analytics commercial group in North America and France. During the year ended December 31, 2018, the Company accrued and paid out $3.0 million of employee severance costs and related expenses.
On February 15, 2017, the Company announced its plan to reduce its workforce by approximately 100 full-time employees and close the Company’s Nashville, Tennessee, and Slovenia facilities, which was completed in fiscal year 2017. The total cost for the plan was $4.2 million, which includes employee severance costs of approximately $3.7 million, and facility-related costs of approximately $0.6 million. For the year ended December 31, 2017, the Company made payments of $4.2 million and the restructuring program was completed.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period (1)	Charged (Credited) to Costs and Expenses (2)	Debited (Credited) to Other Accounts (3)	Amounts Written Off (4)	Translation Adjustments (5)	Balance at End of Period (1)

	(In thousands)
Year ended December 31, 2017
Accounts receivable	$4,796	$1,008	$3	$(402)	$333	$5,738
Investment in sales-type leases	254	(62)	—	—	—	192
Total allowances deducted from assets	$5,050	$946	$3	$(402)	$333	$5,930
Year ended December 31, 2018
Accounts receivable	$5,738	$(127)	$12	$(3,010)	$(31)	$2,582
Investment in sales-type leases	192	10	12	—	—	214
Total allowances deducted from assets	$5,930	$(117)	$24	$(3,010)	$(31)	$2,796
Year ended December 31, 2019
Accounts receivable	$2,582	$2,488	$—	$(1,986)	$143	$3,227
Investment in sales-type leases	214	11	—	—	—	225
Total allowances deducted from assets	$2,796	$2,499	$—	$(1,986)	$143	$3,452
__________________________________________________
(1)Allowance for doubtful accounts.
(2)Represents amounts charged and credited to bad debt expense.
(3)Represents amounts debited to trade accounts receivable as recoveries, increasing the allowance.
(4)Represents amounts written-off from the allowance and accounts receivable.
(5)Represents foreign currency translation adjustments.

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Securities Purchase Agreement, dated October 29, 2015, among Omnicell, Inc., Aesynt Holding, L.P., Aesynt, Ltd., and Aesynt Coöperatief U.A.	8-K	000-33043	2.1	10/29/2015

2.2	Stock Purchase Agreement, dated November 28, 2016, among Ateb, Inc., Ateb Canada, Ltd., the related stockholders and option holders and Omnicell, Inc.	8-K	000-33043	2.1	11/29/2016

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Form of Indenture	S-3ASR	333-221332	4.5	11/3/2017

4.4	Form of Common Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.7	11/3/2017

4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.8	11/3/2017

4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3ASR	333-221332	4.9	11/3/2017

4.7+	Description of Omnicell, Inc.'s Securities Registered Pursuant to Section 12 of the Exchange Act

10.1*	2018 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	6/6/2018

10.2*	2019 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	2/19/2019

10.3	Lease, effective July 1, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	S-1	333-57024	10.2	3/14/2001

10.4	First Amendment to Lease, dated September 30, 1999, between AMLI Commercial Properties Limited Partnership and Omnicell, Inc.	10-K	000-33043	10.6	3/8/2012

10.5	Lease Agreement, dated October 20, 2011, between Middlefield Station Associates, LLC, and Omnicell, Inc.	10-K	000-33043	10.9	3/8/2012

10.6	Form of Director and Officer Indemnity Agreement	S-1	333-57024	10.12	3/14/2001

10.7*	1997 Employee Stock Purchase Plan, as amended	S-8	000-33043	99.2	7/2/2015

10.8*	2003 Equity Incentive Plan, as amended	10-K	000-33043	10.14	3/23/2007

10.9*	2009 Equity Incentive Plan, as amended	S-8	333-231669	99.1	5/22/2019

10.10*	Form of Option Grant Notice and Form of Option Agreement for 2009 Equity Incentive Plan, as amended	8-K	000-33043	10.1	3/8/2019

10.11*	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-K	000-33043	10.17	3/11/2011

10.12*	Form of Restricted Stock Bonus Grant Notice and Form of Restricted Stock Bonus Agreement for 2009 Equity Incentive Plan, as amended	10-K	333-225179	99.4	5/24/2018

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.13*	2010 Omnicell Quarterly Executive Bonus Plan	8-K	000-33043	10.1	3/17/2010

10.14*	Employment Agreement, dated October 31, 2003, between Omnicell and Dan S. Johnston	10-K	000-33043	10.26	3/8/2004

10.15*	Addendum to Offer Letter, dated December 30, 2010, between Omnicell and Dan S. Johnston	10-K	000-33043	10.14	3/11/2011

10.16*	Employment Agreement, dated October 17, 2008, between Omnicell and Nhat H. Ngo	10-K	000-33043	10.29	2/24/2009

10.17	Lease between Omnicell, Inc. and Sycamore Drive Holdings, LLC, dated March 16, 2012	8-K	000-33043	10.1	3/20/2012

10.18*	Omnicell, Inc. Amended and Restated Severance Benefit Plan effective as of March 7, 2017	10-Q	000-33043	10.1	5/5/2017

10.19*	Form of Restricted Stock Unit Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.4	8/9/2012

10.20*	Form of Performance Cash Award Grant Notice and Form of Performance Cash Award Agreement for the 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.5	8/9/2012

10.21	Lease, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated March 31, 2004	10-Q	000-33043	10.6	8/9/2012

10.22	First Lease Amendment, between Medical Technologies Systems, Inc. and Gateway Business Centre, Ltd., dated July 26, 2004	10-Q	000-33043	10.7	8/9/2012

10.23	Lease, between MTS Medication Technologies, Ltd. and SAL Pension Fund, Ltd., dated June 9, 2011	10-Q	000-33043	10.8	8/9/2012

10.24	Third Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated July 1, 2013	10-Q	000-33043	10.1	8/9/2013

10.25	Agreement for Lease relating to Two Omega Drive, River Bend Technology Centre, Irlam, dated January 14, 2015, between Omega Technologies Limited and MTS Medication Technologies Limited and Omnicell, Inc.	10-K	000-33043	10.37	3/30/2015

10.26*	Offer letter between Omnicell and Peter J. Kuipers dated August 11, 2015	10-Q	000-33043	10.3	11/6/2015

10.27*	Amended and Restated Executive Officer Change of Control Letter Agreement	10-Q	000-33043	10.4	11/6/2015

10.28	Lease Agreement dated November 30, 1998, by and between Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc). and The Northwestern Mutual Life Insurance Company, as amended	10-Q	000-33043	10.2	5/6/2016

10.29	Lease Agreement dated December 21, 2001, by and between TC Northeast Metro, Inc. and Aesynt Incorporated (formerly McKesson Automated Healthcare, Inc.), as amended	10-Q	000-33043	10.3	5/6/2016

10.30	Second Amendment to Industrial Lease, dated February 25, 2016, by and between Evergreen Propco IV, LLC and Omnicell, Inc.	10-Q	000-33043	10.4	5/6/2016

10.31	Lease, between Ateb Properties LLC and Ateb, Inc. dated November 28, 2016	10-K	000-33043	10.36	2/28/2017

10.32	Fifth Amendment to Lease, dated April 28, 2017 between McKnight Cranberry III, L.P., a Delaware limited Partnership, and Aesynt Incorporated	10-Q	000-33043	10.3	5/5/2017

10.33	First Amendment to Lease, dated May 10, 2017, by and between Sycamore Drive Holdings, LLC and Omnicell, Inc.	10-Q	000-33043	10.3	8/4/2017

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.34+	Omnicell, Inc. Board of Directors Compensation Plan

10.35	Distribution Agreement, dated November 3, 2017, among Omnicell, Inc. and J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc.	8-K	000-33043	1.1	11/3/2017

10.36	Offer Letter between Omnicell and Scott P. Seidelmann, dated March 29, 2018	10-K	000-33043	10.41	2/27/2019

10.37	Seventh Amendment to Lease Agreement, dated March 15, 2019, between Aesynt Incorporated and The Northwestern Mutual Life Insurance Company	10-Q	000-33043	10.3	5/3/2019

10.38	Fourth Amendment to Lease, between PR Amhurst Lake LLC and Omnicell, Inc., dated September 13, 2019	10-Q	000-33043	10.1	11/1/2019

10.39+	Sixth Amendment to Lease, dated November 11, 2019, between McKnight Cranberry III, L.P. and Aesynt Incorporated

10.40	Amended and Restated Credit Agreement, dated as of November 15, 2019, among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	11/18/2019

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Independent Registered Public Accounting Firm

24.1+	Power of Attorney (included on the signature pages hereto)

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	February 26, 2020	By:	/s/ PETER J. KUIPERS
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

Signature	Title	Date

/s/ RANDALL A. LIPPS	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 26, 2020
Randall A. Lipps

/s/ PETER J. KUIPERS	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Peter J. Kuipers

/s/ JOSEPH B. SPEARS	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2020
Joseph B. Spears

/s/ JOANNE B. BAUER		February 26, 2020
Joanne B. Bauer	Director

/s/ JAMES T. JUDSON		February 26, 2020
James T. Judson	Director

/s/ VANCE B. MOORE		February 26, 2020
Vance B. Moore	Director

/s/ MARK W. PARRISH		February 26, 2020
Mark W. Parrish	Director

/s/ ROBIN G. SEIM		February 26, 2020
Robin G. Seim	Director

/s/ BRUCE E. SCOTT		February 26, 2020
Bruce E. Scott	Director

/s/ BRUCE D. SMITH		February 26, 2020
Bruce D. Smith	Director

/s/ SARA J. WHITE		February 26, 2020
Sara J. White	Director

S-1