Form 10-Q
period 2020-03-31
OMNICELL, Inc
filed 2020-05-08
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transitions period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.									☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2020, there were 42,619,693 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$104,080	$127,210
Accounts receivable and unbilled receivables, net of allowances of $3,869 and $3,227, respectively	233,068	218,362
Inventories	112,785	108,011
Prepaid expenses	14,155	14,478
Other current assets	14,235	15,177
Total current assets	478,323	483,238
Property and equipment, net	52,997	54,246
Long-term investment in sales-type leases, net	19,992	19,750
Operating lease right-of-use assets	54,376	56,130
Goodwill	334,842	336,539
Intangible assets, net	120,063	124,867
Long-term deferred tax assets	14,142	14,142
Prepaid commissions	45,981	48,862
Other long-term assets	110,931	103,036
Total assets	$1,231,647	$1,240,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,788	$46,380
Accrued compensation	34,990	44,155
Accrued liabilities	58,060	55,567
Deferred revenues, net	108,602	90,894
Total current liabilities	248,440	236,996
Long-term deferred revenues	6,019	7,083
Long-term deferred tax liabilities	37,810	39,090
Long-term operating lease liabilities	48,851	50,669
Other long-term liabilities	12,027	11,718
Long-term debt	—	50,000
Total liabilities	353,147	395,556
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 51,751 and 51,277 shares issued; 42,606 and 42,132 shares outstanding, respectively	52	51
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	807,823	780,931
Retained earnings	269,839	258,792
Accumulated other comprehensive loss	(14,140)	(9,446)
Total stockholders’ equity	878,500	845,254
Total liabilities and stockholders’ equity	$1,231,647	$1,240,810
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Revenues:
Product revenues	$170,073	$145,610
Services and other revenues	59,613	56,907
Total revenues	229,686	202,517
Cost of revenues:
Cost of product revenues	90,272	78,811
Cost of services and other revenues	29,792	26,589
Total cost of revenues	120,064	105,400
Gross profit	109,622	97,117
Operating expenses:
Research and development	18,652	16,078
Selling, general, and administrative	78,819	68,278
Total operating expenses	97,471	84,356
Income from operations	12,151	12,761
Interest and other income (expense), net	(822)	(1,410)
Income before provision for income taxes	11,329	11,351
Provision for income taxes	18	8,067
Net income	$11,311	$3,284
Net income per share:
Basic	$0.27	$0.08
Diluted	$0.26	$0.08
Weighted-average shares outstanding:
Basic	42,357	40,692
Diluted	43,621	42,281
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net income	$11,311	$3,284
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Unrealized losses on interest rate swap contracts	—	(317)
Foreign currency translation adjustments	(4,694)	669
Other comprehensive income (loss)	(4,694)	352
Comprehensive income	$6,617	$3,636
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	$52	(9,145)	$(185,074)	$807,823	$269,839	$(14,140)	$878,500

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	$50	(9,145)	$(185,074)	$725,273	$200,738	$(10,502)	$730,485
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Operating Activities
Net income	$11,311	$3,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,043	12,637
Loss on disposal of property and equipment	—	355
Share-based compensation expense	10,659	8,410
Deferred income taxes	(1,149)	3,075
Amortization of operating lease right-of-use assets	2,682	2,602
Amortization of debt issuance costs	241	573
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(16,052)	(7,251)
Inventories	(5,734)	(2,936)
Prepaid expenses	323	3,652
Other current assets	968	373
Investment in sales-type leases	(268)	(2,641)
Prepaid commissions	2,881	2,474
Other long-term assets	(2,844)	5,206
Accounts payable	208	(233)
Accrued compensation	(9,165)	(12,604)
Accrued liabilities	2,734	127
Deferred revenues	16,868	7,989
Operating lease liabilities	(2,784)	(2,669)
Other long-term liabilities	309	4,074
Net cash provided by operating activities	25,231	26,497
Investing Activities
Software development for external use	(10,602)	(11,717)
Purchases of property and equipment	(3,173)	(4,980)
Net cash used in investing activities	(13,775)	(16,697)
Financing Activities
Repayment of debt and revolving credit facility	(50,000)	(39,000)
At the market equity offering, net of offering costs	—	20,216
Proceeds from issuances under stock-based compensation plans	17,659	20,526
Employees’ taxes paid related to restricted stock units	(1,425)	(1,920)
Net cash used in financing activities	(33,766)	(178)
Effect of exchange rate changes on cash and cash equivalents	(820)	430
Net increase (decrease) in cash and cash equivalents	(23,130)	10,052
Cash and cash equivalents at beginning of period	127,210	67,192
Cash and cash equivalents at end of period	$104,080	$77,244
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$944	$1,454
Property and equipment transferred to inventory	$—	$105
Right-of-use assets obtained in exchange for new operating lease liabilities	$792	$431
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of March 31, 2020 and December 31, 2019, the results of operations and comprehensive income for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020, except as discussed in the sections entitled “Allowance for Credit Losses” and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three months ended March 31, 2020 and cash flows for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of product revenues for the three months ended March 31, 2019 in Note 2, Revenues, of the Notes to Condensed Consolidated Financial Statements. This change was not deemed material and was included to conform with current-period classification and presentation.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Condensed Consolidated Financial Statements and accompanying Notes. Management bases its estimates on historical experience and various other assumptions believed to be reasonable, including any potential impacts arising from the novel coronavirus (“COVID-19”) pandemic. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may be different from the estimates.
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. Those policies are revenue recognition; accounts receivable and notes receivable from investment in sales-type leases; operating lease right-of-use assets and liabilities; inventory valuation; capitalized software development costs; impairment of goodwill and purchased intangibles; share-based compensation; and accounting for income taxes. As of March 31, 2020, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities. Given the uncertainty surrounding the COVID-19 pandemic, events or circumstances may arise that could result in a change in estimates, judgments, or revisions to the carrying value of the Company’s assets or liabilities.
Segment Reporting
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM

allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.
Allowance for Credit Losses
The Company is exposed to credit losses primarily through sales of its products and services, as well as its sales-type leasing arrangements. The Company performs credit evaluations of its customers’ financial condition in order to assess each customer’s ability to pay. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, payment history, and a financial review of the customer. The Company continues to monitor customers’ creditworthiness on an ongoing basis.
The Company maintains an allowance for credit losses for accounts receivable, unbilled receivables, and net investment in sales-type leases based on expected credit losses resulting from the inability of its customers to make required payments. The allowance for credit losses is measured using a loss rate method, considering factors such as customers’ credit risk, historical loss experience, current conditions, and forecasts. The allowance for credit losses is measured on a collective (pool) basis by aggregating customer balances with similar risk characteristics. The Company also records a specific allowance based on an analysis of individual past due balances or customer-specific information, such as a decline in creditworthiness or bankruptcy. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s financial position and results of operations.
The allowance for credit losses is presented in the Condensed Consolidated Balance Sheets as a deduction from the respective asset balance. The following table summarizes the Company’s allowance for credit losses by asset type:

	March 31, 2020	December 31, 2019

	(In thousands)
Allowance for credit losses:
Accounts receivable and unbilled receivables	$3,869	$3,227
Long-term unbilled receivables (1)	33	—
Net investment in sales-type leases (2)	247	225
_________________________________________________
(1) Included in other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Includes both current and long-term portions presented in other current assets and long-term investment in sales-type leases, net, respectively.
Changes in the allowances for credit losses were not significant for the three months ended March 31, 2020 and 2019.
Recently Adopted Authoritative Guidance
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that modifies or replaces existing models for trade and other receivables, debt securities, loans, and certain other financial instruments. For instruments measured at amortized cost, including trade and lease receivables, loans, and held-to-maturity debt securities, the standard replaced the current “incurred loss” approach with an “expected loss” model. Entities are required to estimate expected credit losses over the life of the instrument, considering available relevant information about the collectibility of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The Company adopted the new standard on January 1, 2020 using the modified retrospective transition method, which resulted in the recognition of an immaterial cumulative-effect adjustment to retained earnings.

Recently Issued Authoritative Guidance
There was no recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s Condensed Consolidated Financial Statements through the reporting date.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Hardware and software	$142,433	$118,814
Consumables	23,270	23,707
Other	4,370	3,089
Total product revenues	$170,073	$145,610
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
United States	$207,734	$180,020
Rest of world (1)	21,952	22,497
Total revenues	$229,686	$202,517
_________________________________________________
(1) No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	March 31, 2020	December 31, 2019

	(In thousands)
Short-term unbilled receivables, net (1)	$10,048	$11,707
Long-term unbilled receivables, net (2)	14,338	12,260
Total contract assets	$24,386	$23,967

Short-term deferred revenues, net	$108,602	$90,894
Long-term deferred revenues	6,019	7,083
Total contract liabilities	$114,621	$97,977
_________________________________________________
(1) Included in accounts receivable and unbilled receivables in the Condensed Consolidated Balance Sheets.
(2) Included in other long-term assets in the Condensed Consolidated Balance Sheets.
The portion of the transaction price allocated to the Company’s unsatisfied performance obligations for which invoicing has occurred is recorded as deferred revenues.
Short-term deferred revenues of $108.6 million and $90.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $15.4 million and $13.1 million, as of March 31, 2020 and December 31, 2019, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three months ended March 31, 2020, the Company recognized revenues of $43.4 million that were included in the corresponding gross short-term deferred revenues balance of $104.0 million as of December 31, 2019.
Long-term deferred revenues include deferred revenues from service contracts of $6.0 million and $7.1 million as of March 31, 2020 and December 31, 2019, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2020 and 2019. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of March 31, 2020 and December 31, 2019.
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

The basic and diluted net income per share calculations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Net income	$11,311	$3,284
Weighted-average shares outstanding — basic	42,357	40,692
Effect of dilutive securities from stock award plans	1,264	1,589
Weighted-average shares outstanding — diluted	43,621	42,281
Net income per share - basic	$0.27	$0.08
Net income per share - diluted	$0.26	$0.08

Anti-dilutive weighted-average shares related to stock award plans	1,744	635
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $104.1 million and $127.2 million as of March 31, 2020 and December 31, 2019, respectively, consisted of bank accounts with major financial institutions.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts and debt are classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements for further information regarding the Company’s credit facilities.
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
During 2016, the Company entered into an interest rate swap agreement with a combined notional amount of $100.0 million with one counterparty that became effective on June 30, 2016 and matured on April 30, 2019. The swap agreement required the Company to pay a fixed rate of 0.8% and provided that the Company received a variable rate based on the one month London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor of 0.0%. Amounts payable by or due to the Company were net settled with the respective counterparty on the last business day of each month, commencing July 31, 2016.

Note 5. Balance Sheet Components
Balance sheet details as of March 31, 2020 and December 31, 2019 are presented in the tables below:

	March 31, 2020	December 31, 2019

	(In thousands)
Inventories:
Raw materials	$33,945	$31,331
Work in process	11,957	7,620
Finished goods	66,883	69,060
Total inventories	$112,785	$108,011

Other long-term assets:
Capitalized software, net	$90,395	$85,070
Unbilled receivables, net	14,338	12,260
Deferred debt issuance costs	4,459	4,700
Other assets	1,739	1,006
Total other long-term assets	$110,931	$103,036

Accrued liabilities:
Operating lease liabilities, current portion	$9,986	$10,058
Advance payments from customers	6,442	4,006
Rebates and lease buyouts	15,156	14,911
Group purchasing organization fees	5,382	5,934
Taxes payable	5,974	3,744
Other accrued liabilities	15,120	16,914
Total accrued liabilities	$58,060	$55,567
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Beginning balance	$(9,446)	$—	$(9,446)	$(11,274)	$420	$(10,854)
Other comprehensive income (loss) before reclassifications	(4,694)	—	(4,694)	669	100	769
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	(417)	(417)
Net current-period other comprehensive income (loss), net of tax	(4,694)	—	(4,694)	669	(317)	352
Ending balance	$(14,140)	$—	$(14,140)	$(10,605)	$103	$(10,502)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(In thousands)
Equipment	$90,128	$88,569
Furniture and fixtures	7,828	7,925
Leasehold improvements	19,767	18,979
Software	48,885	48,309
Construction in progress	6,106	6,179
Property and equipment, gross	172,714	169,961
Accumulated depreciation and amortization	(119,717)	(115,715)
Total property and equipment, net	$52,997	$54,246
Depreciation and amortization expense of property and equipment was $4.3 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(In thousands)
United States	$47,955	$48,769
Rest of world (1)	5,042	5,477
Total property and equipment, net	$52,997	$54,246
_________________________________________________
(1) No individual country represented more than 10% of total property and equipment, net.
Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2019	Additions	Foreign currency exchange rate fluctuations	March 31, 2020

	(In thousands)
Goodwill	$336,539	$—	$(1,697)	$334,842

Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$134,889	$(56,727)	$(1,398)	$76,764	10 - 30
Acquired technology	77,029	(38,058)	4	38,975	5 - 20
Backlog	1,150	(863)	—	287	4
Trade names	7,650	(5,206)	9	2,453	6 - 12
Patents	3,217	(1,633)	—	1,584	2 - 20
Total intangibles assets, net	$223,935	$(102,487)	$(1,385)	$120,063

	December 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(54,860)	$(1,058)	$79,316	10 - 30
Acquired technology	77,142	(36,194)	5	40,953	3 - 20
Backlog	1,150	(791)	—	359	4
Trade names	7,650	(5,037)	11	2,624	6 - 12
Patents	3,217	(1,603)	1	1,615	2 - 20
Total intangibles assets, net	$224,393	$(98,485)	$(1,041)	$124,867
_________________________________________________
(1) The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.5 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively.
The estimated future amortization expenses for amortizable intangible assets were as follows:

March 31, 2020

(In thousands)
Remaining nine months of 2020	$12,987
2021	16,123
2022	14,775
2023	13,679
2024	7,920
Thereafter	54,579
Total	$120,063

Note 8. Debt and Credit Agreements
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
Loans under the Prior Facilities bore interest, at the Company’s option, at a rate equal to either (a) LIBOR, plus an applicable margin ranging from 1.50% to 2.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Prior Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month, plus an applicable margin ranging from 0.50% to 1.25% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the Prior Credit Agreement). Undrawn commitments under the Prior Revolving Credit Facility were subject to a commitment fee ranging from 0.20% to 0.35% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Prior Revolving Credit Facility.
On each of April 11, 2017 and December 26, 2017, the parties entered into amendments to the Prior Credit Agreement. Under these amendments, the Prior Revolving Credit Facility was increased from $200.0 million to $315.0 million, and certain other modifications were made. In connection with the December 2017 amendment, the Company incurred and capitalized an additional $2.1 million of debt issuance costs.
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
Loans under the Current Revolving Credit Facility bear interest, at the Company’s option, at a rate equal to either (a) LIBOR, plus an applicable margin ranging from 1.25% to 2.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio (as defined in the A&R Credit Agreement), or (b) an alternate base rate equal to the highest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) LIBOR for an interest period of one month plus 1.00%, plus an applicable margin ranging from 0.25% to 1.00% per annum based on the Company’s Consolidated Total Net Leverage Ratio. Undrawn commitments under the Current Revolving Credit Facility are subject to a commitment fee ranging from 0.15% to 0.30% per annum based on the Company’s Consolidated Total Net Leverage Ratio on the average daily unused portion of the Current Revolving Credit Facility. The applicable margin for and certain other terms of any term loans under the Incremental Facility will be determined prior to the incurrence of such loans. The Company is permitted to make voluntary prepayments at any time without payment of a premium or penalty.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total net leverage ratio and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of March 31, 2020.
The refinancing of the Prior Credit Agreement was evaluated in accordance with Accounting Standards Codification (“ASC”) 470-50, Debt - Modifications and Extinguishments. In determining whether the refinancing was to be accounted for as a debt extinguishment or a debt modification, the Company considered whether lenders within the syndicate remained the same or changed and whether the changes in debt terms were substantial. This assessment was performed on an individual lender basis within the syndicate. As a result, the refinancing was accounted for as a modification with the exception of certain lenders that exited the syndicate. The exit of certain lenders resulted in an immaterial write-off of existing unamortized debt issuance costs. The remaining unamortized debt issuance costs related to debt modification, along with the new deferred costs, will be amortized over the remaining term of the A&R Credit Agreement.
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs was approximately $0.2 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $0.2 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
The following table represents changes in the carrying amount of the Company’s debt obligations:

Current Revolving Credit Facility

(In thousands)
Balance as of December 31, 2019	$50,000
Proceeds	—
Repayments	(50,000)
Balance as of March 31, 2020	$—
The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2019	$4,700
Additions	—
Amortization	(241)
Balance as of March 31, 2020	$4,459
Note 9. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 61% of the lease receivable balance, are retained in-house.

The following table presents the Company’s income recognized from sales-type leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Sales-type lease revenues	$6,392	$11,507
Cost of sales-type lease revenues	(2,569)	(4,820)
Selling profit on sales-type lease revenues	$3,823	$6,687

Interest income on sales-type lease receivables	$461	$409
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

	(In thousands)
Net minimum lease payments to be received	$32,681	$32,360
Less: Unearned interest income portion	(2,893)	(2,840)
Net investment in sales-type leases	29,788	29,520
Less: Current portion (1)	(9,796)	(9,770)
Long-term investment in sales-type leases, net	$19,992	$19,750
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2020

(In thousands)
Remaining nine months of 2020	$8,838
2021	8,048
2022	7,283
2023	5,110
2024	2,393
Thereafter	1,009
Total future minimum sales-type lease payments	32,681
Present value adjustment	(2,893)
Total net investment in sales-type leases	$29,788
Operating Leases
The Company entered into certain leasing agreements that were classified as operating leases prior to the adoption of ASC 842, Leases, on January 1, 2019. These agreements in place prior to January 1, 2019 will continue to be treated as operating leases, however any new leasing agreements entered into on or after January 1, 2019 under these programs are classified and accounted for as sales-type leases in accordance with ASC 842. The operating lease arrangements generally have initial terms of one to seven years.

The following table represents the Company’s income recognized from operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Rental income	$2,977	$3,287
Note 10. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of March 31, 2020, the Company did not have any additional material operating leases that were entered into, but not yet commenced.
The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

March 31, 2020

(In thousands)
Remaining nine months of 2020	$10,076
2021	13,274
2022	12,157
2023	8,595
2024	8,014
Thereafter	20,100
Total operating lease payments	72,216
Present value adjustment	(13,379)
Total operating lease liabilities (1)	$58,837
 _________________________________________________
(1) Amount consists of a current and long-term portion of operating lease liabilities of $10.0 million and $48.9 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $3.6 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the three months ended March 31, 2020 and 2019.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,735	$3,761
Right-of-use assets obtained in exchange for new lease liabilities	$792	$431
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2020 and 2019:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term, years	6.3	6.4
Weighted-average discount rate, %	6.4%	6.4%

Note 11. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of March 31, 2020, the Company had non-cancelable purchase commitments of $91.7 million, of which $90.2 million are expected to be paid within the year ending December 31, 2020.
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
A declaratory judgment action was filed against the Company, on August 30, 2018, in the United States District Court for the Northern District of California, captioned Zurich American Insurance Company; American Guarantee & Liability Company v. Omnicell, Inc. and Does 1-10, inclusive, Case No. 3:18-CV-05345. The complaint seeks a declaration that the plaintiffs have no duty to defend or indemnify the Company in connection with the underlying litigation, Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161 pending in the Circuit Court of Cook County, Illinois, Chancery Division (a class action lawsuit filed against a customer of the Company, the customer’s parent company, and two vendors of medication dispensing systems, one of which is the Company, seeking statutory damages and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of the Illinois Biometric Information Privacy Act (“BIPA”) and of negligence by the defendants from which the Company was subsequently dismissed without prejudice) (“Mazya Action”), together with claims for reimbursement and unjust enrichment relating to the defense of the Mazya Action in the form of attorneys’ fees and other related costs. The Company has not responded to the complaint. On February 12, 2019, the Court stayed the action pending the outcome of the Mazya Action and administratively closed the case. On October 15, 2019, the plaintiffs filed a notice advising the Court of the dismissal of the Company from the Mazya Action and requesting that the Court lift the stay in the case and set dates for filing a responsive pleading by the Company and initial discovery and scheduling matters. By order dated November 13, 2019, the Court (i) lifted the stay in the case, (ii) set a case management conference for February 5, 2020, and (iii) ordered the parties to file a joint case management statement by January 29, 2020. The parties subsequently reached a settlement of the case in principle and the Court, after notice of the parties, continued the case management conference until April 29, 2020. The parties entered into a written settlement agreement on April 9, 2020. Since the conditions precedent in the settlement agreement to dismissing the case had not yet been fulfilled, the Court, upon the petition of the parties, again continued the case management conference until May 27, 2020. Upon fulfillment of the conditions precedent to finalizing the settlement, the plaintiffs filed a notice of dismissal with prejudice on May 4, 2020, thereby finally terminating the action.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of BIPA, and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the Mazya Action. The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The motion to dismiss is fully-briefed. The hearing on the Company’s motion to dismiss was previously set for March 16, 2020, but has been continued to May 27, 2020. The Company intends to defend the lawsuit vigorously.
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
Note 12. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 26.6% and 23.3% for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.
Due to continuing global operational centralization activities and legal entity rationalization, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $9.6 million during the three months ended March 31, 2019. The Company did not recognize a gain or loss from such activities during the three months ended March 31, 2020. The Company also recognized a discrete tax benefit related to equity compensation in the amount of $2.8 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively.
The 2020 annual effective tax rate differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and foreign derived intangible income (“FDII”) benefit deduction. The 2019 annual effective tax rate differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits, foreign rate differential, and FDII benefit deduction.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operation losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The Company does not expect these provisions of the CARES Act to have a material impact on income taxes.
As of March 31, 2020 and December 31, 2019, the Company had gross unrecognized tax benefits of $17.0 million and $16.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the amount of accrued interest and penalties was $1.1 million and $1.0 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of March 31, 2020, the Company was no longer subject to United States, state, and foreign examination for years before 2016, 2015, and 2015, respectively.
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
Note 13. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company's stock plans, refer to Note 13, Employee Benefits and Share-Based Compensation, of the Company's annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020.

Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Cost of product and service revenues	$1,770	$1,462
Research and development	1,768	1,702
Selling, general, and administrative	7,121	5,246
Total share-based compensation expense	$10,659	$8,410
Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Stock options
Expected life, years	4.7	4.5
Expected volatility, %	33.6%	33.1%
Risk-free interest rate, %	1.4%	2.6%
Estimated forfeiture rate, %	5.7%	7.2%
Dividend yield, %	—%	—%

Three Months Ended March 31,
	2020	2019

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	30.4% - 39.9%	28.2% - 38.4%
Risk-free interest rate, %	1.4% - 2.7%	1.3% - 2.7%
Dividend yield, %	—%	—%
Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2019	3,902	$52.75	7.7	$113,198
Granted	430	85.32
Exercised	(227)	36.20
Expired	(2)	51.50
Forfeited	(65)	64.06
Outstanding at March 31, 2020	4,038	$56.96	7.8	$57,180
Exercisable at March 31, 2020	1,586	$39.38	6.3	$42,826
Vested and expected to vest at March 31, 2020 and thereafter	3,846	$56.18	7.7	$56,526

The weighted-average fair value per share of options granted during the three months ended March 31, 2020 and 2019 was $26.31 and $24.07, respectively. The intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $9.9 million and $17.1 million, respectively.
As of March 31, 2020, total unrecognized compensation cost related to unvested stock options was $46.6 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the three months ended March 31, 2020 and 2019, employees purchased approximately 217,000 and 210,000 shares of common stock, respectively, under the ESPP at weighted average prices of $43.51 and $40.20, respectively. As of March 31, 2020, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $7.7 million and is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2019	544	$66.65	1.6	$44,492
Granted (Awarded)	62	85.05
Vested (Released)	(33)	54.41
Forfeited	(17)	66.06
Outstanding and unvested at March 31, 2020	556	$69.44	1.6	$36,482
As of March 31, 2020, total unrecognized compensation cost related to RSUs was $34.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2019	17	$81.92
Granted (Awarded)	—	—
Vested (Released)	—	—
Outstanding and unvested at March 31, 2020	17	$81.92
As of March 31, 2020, total unrecognized compensation cost related to RSAs was $0.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.1 years.

Performance-Based Restricted Stock Units (“PSUs”)
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2019	134	$55.82
Granted	63	82.41
Vested	(15)	72.02
Forfeited	—	—
Outstanding and unvested at March 31, 2020	182	$63.63
As of March 31, 2020, total unrecognized compensation cost related to PSUs was approximately $6.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.
Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2020:

Number of Shares

(In thousands)
Share options outstanding	4,038
Non-vested restricted stock awards	755
Shares authorized for future issuance	2,252
ESPP shares available for future issuance	1,322
Total shares reserved for future issuance	8,367
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014. As of March 31, 2020, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three months ended March 31, 2020 and 2019, the Company did not repurchase any of its outstanding common stock.
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
For the three months ended March 31, 2020, the Company did not sell any of its common stock under the Distribution Agreement.
For the three months ended March 31, 2019, the Company received gross proceeds of $20.6 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.4 million on sales of approximately 243,000 shares of its common stock at an average price of approximately $84.98 per share.

As of March 31, 2020, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Note 15. Restructuring Expenses
In the first quarter of 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. During the three months ended March 31, 2020, the Company incurred and accrued $3.5 million of employee severance costs and related expenses. As of March 31, 2020, the unpaid balance related to this restructuring plan was $1.7 million.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are contained throughout this report, including in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
•our expectations about the impact of the ongoing global novel coronavirus (COVID-19) pandemic (including efforts to contain the spread of the pandemic) on our workforce and operations, as well as the impacts on our customers and suppliers, and the anticipated effects of the pandemic and associated containment measures on our business, financial condition, liquidity, and results of operations;
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
•planned new products and services;
•the bookings, revenue, and margin opportunities presented by new products, emerging markets, and international markets;
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
In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "seeks," "may," "plans," "potential," "predicts," "projects," "should," "will," "would," and variations of these terms and similar expressions. Forward-looking statements are based on our current expectations and assumptions and are subject to known and unknown risks and uncertainties, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied in the forward-looking statements.
Such risks and uncertainties include those described throughout this quarterly report, including in Part II - Item 1A. “Risk Factors” below and Part I - Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should carefully read this quarterly report and the documents that we reference in this quarterly report and have filed as exhibits, as well as other documents we file from time to time with the Securities and Exchange Commission, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this quarterly report represent our estimates and assumptions only as of the date of this quarterly report. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those expressed or implied in any forward-looking statements, even if new information becomes available in the future.
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
Over 6,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 40,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 90% and 89% of our total revenues for the three months ended March 31, 2020 and 2019, respectively.
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
Our full-time headcount was approximately 2,750 and 2,700 on March 31, 2020 and December 31, 2019, respectively.
We have not in the past sold, and have no future plans to sell, our products, either directly or indirectly, to customers located in countries that are identified as state sponsors of terrorism by the U.S. Department of State, or those subject to economic sanctions and export controls.
Operating Segments
We manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM allocates resources and evaluates the performance of Omnicell at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of Omnicell as one operating segment, which is the same as our reporting segment.
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
Omnicell’s Response to Coronavirus (COVID-19)
In March 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization and a U.S national emergency. Efforts to contain the spread of COVID-19 have intensified, with the implementation of travel restrictions, shelter-in-place orders, business closures and suspensions, cancelled events, and social distancing.
Keeping in mind our role in the healthcare industry, we are closely monitoring the COVID-19 pandemic. Our top priorities are protecting the health and well-being of our customers, their patients, and our employees, while maintaining business continuity to meet the needs of our customers. In order to operate in a safe manner, we are following the health and safety guidelines of the U.S. Centers for Disease Control and Prevention, and local and state public health departments in each of the regions where we operate. All of our manufacturing, distribution, and other facilities are operating under these guidelines. Manufacturing and distribution facilities have remained open due to our qualification as an essential business and we continue to manufacture our products with limited disruptions. In addition to increased cleaning and disinfection processes at our manufacturing facilities, we have implemented alternative scheduling procedures to enhance social distancing protocols. We have also procured and distributed personal protective equipment (“PPE”) to our customer-facing and manufacturing personnel consistent with guidelines we developed to help ensure proper distribution and use of such PPE. The vast majority of our non-manufacturing and non-customer facing personnel have transitioned to a work from home environment.
To support the needs of our customers on the frontline of the pandemic, we have launched a Rapid Response program to fast-track production and deployment of our XT Series automated dispensing systems to our customers. We have streamlined our ordering and installation processes with preconfigured XT Series medication and supply dispensing systems that are designed to offer our customers flexibility and maximum emergency impact. We believe these models have ample capacity and flexibility to meet a wide variety of needs of our customers, while maintaining security, safety, and workflow efficiency. In addition, to minimize the need for onsite visits and respect social distancing protocols, we are providing remote service options, training programs, and product demonstrations for our customers, and leveraging technology to enable our sales team to operate in a remote sales environment.
From a supply chain perspective, we are working closely with our vendors to help ensure we are able to source key components and maintain appropriate inventory levels to meet customer demand. To date, we have experienced very little disruption in our supply chain, which has enabled us to continue operating our factories at full capacity to serve our customer base. However, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations.
Health systems are facing increased costs due to large surge expenditures to cover COVID-19 caseload and increasing prices for needed equipment, decreased revenue due to cancelled or postponed elective procedures and other reduced demand, as well as cash flow challenges. We believe these financial pressures have led our customers to delay or defer purchasing decisions and/or implementation of our solutions and expect that our customers will continue such delays and deferrals for the near to medium-term future. Moreover, the COVID-19 pandemic and measures to contain its impact have caused material disruptions in both national and global financial markets and economies. During the second half of March 2020 and into May 2020, we started to see a slowdown of product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak. With respect to bookings for new sales, beginning in the second half of March, we have seen hospitals begin to slow purchasing decisions. Additionally, our ability to access hospitals in order to perform implementations of capital equipment will likely be delayed in many cases, as many hospitals are consumed with treating sick patients. As a result of the slowdown in purchasing decisions and our reduced interactions with our customers due to social distancing protocols, our bookings are behind our internal estimates as of this time. In response to the COVID-19 pandemic, we have implemented and continue to focus on cost reduction initiatives in all aspects of our business, including, but not limited to, reduced travel costs, decreases in employee-related expenses, negotiating discounts with vendors, and delayed hiring and capital expenditures.
In addition, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic, and provides tax relief to businesses. The CARES Act includes deferral of certain payroll taxes, relief for retaining employees, and certain other provisions. We are evaluating the impact of the CARES Act and currently expect to benefit from the deferral of certain payroll taxes through the end of fiscal year 2020.
While our fiscal year 2020 results will be impacted by the challenges and opportunities brought on by the COVID-19 pandemic, we remain confident in the overall health of our business and in our ability to continue to execute on our long-term strategy and navigate through these unusual times. However, the impact of the COVID-19 pandemic and related containment measures cannot be predicted and may adversely affect, perhaps materially, our business, results of operations, financial condition, and liquidity.
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

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
•Revenue recognition;
•Allowance for credit losses for accounts receivable, unbilled receivables, and net investment in sales-type leases;
•Leases;
•Inventory;
•Software development costs;
•Impairment of goodwill and intangible assets;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended March 31, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$170,073	$145,610	$24,463	17%
Percentage of total revenues	74%	72%
Services and other revenues	59,613	56,907	2,706	5%
Percentage of total revenues	26%	28%
Total revenues	$229,686	$202,517	$27,169	13%
Product revenues represented 74% and 72% of total revenues for the three months ended March 31, 2020 and 2019, respectively. Product revenues increased by $24.5 million, primarily driven by the growth of XT Series automated dispensing systems due to increased XT Series upgrades from the previous generation of product, competitive conversions, and other add-on equipment.
Services and other revenues represented 26% and 28% of total revenues for the three months ended March 31, 2020 and 2019, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $2.7 million, primarily due to an increase in our installed customer base, as well as an increase in revenues from Population Health Solutions and IV solutions.
Our international sales represented 10% and 11% of total revenues for the three months ended March 31, 2020 and 2019, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
The COVID-19 pandemic has not had a significant impact on our revenues for the three months ended March 31, 2020. The pandemic creates uncertainties related to delays in installations and potential reductions in hospitals’ capital and overall spending in the near to medium-term future, and depending on the duration of the COVID-19 pandemic and related containment measures, potentially into the longer-term. During the second half of March 2020 and into May 2020, we started to see a slowdown of product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak. These reductions are expected to be partially offset by revenues generated from the Rapid Response program. We cannot estimate the extent to which the COVID-19 pandemic will impact our revenues in future periods.
Cost of Revenues and Gross Profit
Cost of revenues is primarily comprised of three general categories: (i) standard product costs, which account for the majority of the product cost of revenues that are provided to customers, and are inclusive of purchased material, labor to build the product and overhead costs associated with production; (ii) installation costs as we install our equipment at the customer site and include costs of the field installation personnel, including labor, travel expenses, and other expenses; and (iii) other costs, including variances in standard costs and overhead, scrap costs, rework, warranty, provisions for excess and obsolete inventory, and amortization of software development costs and intangibles.

	Three Months Ended March 31,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$90,272	$78,811	$11,461	15%
As a percentage of related revenues	53%	54%
Cost of services and other revenues	29,792	26,589	3,203	12%
As a percentage of related revenues	50%	47%
Total cost of revenues	$120,064	$105,400	$14,664	14%
As a percentage of total revenues	52%	52%

Gross profit	$109,622	$97,117	$12,505	13%
Gross margin	48%	48%
Cost of revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 increased by $14.7 million, of which $11.5 million was attributed to the increase in cost of product revenues and $3.2 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues was primarily driven by the increase in product revenues of $24.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, partially offset by sales of product portfolios with higher margins, lower costs associated with the XT Series supply chain and manufacturing cost-saving initiatives, as well as economies of scale. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $2.7 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as well as additional investments in our service business to support new product offerings.
The overall gross margin remained relatively consistent due to lower costs associated with the XT Series supply chain and manufacturing cost-saving initiatives, economies of scale, and product mix, offset by additional investments in our service business. Our gross profit for the three months ended March 31, 2020 was $109.6 million, as compared to $97.1 million for the three months ended March 31, 2019.
While there has not been a significant impact to cost of revenues and gross margins due to the COVID-19 pandemic during the three months ended March 31, 2020, we expect to incur additional costs related to the COVID-19 pandemic including, but not limited to, higher delivery costs to expedite shipments, additional compensation for certain essential employees, and the purchase of personal protective equipment for our customer-facing and manufacturing personnel. However, the impact the COVID-19 pandemic will have on gross margins cannot be estimated.

Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended March 31,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$18,652	$16,078	$2,574	16%
As a percentage of total revenues	8%	8%
Selling, general, and administrative	78,819	68,278	10,541	15%
As a percentage of total revenues	34%	34%
Total operating expenses	$97,471	$84,356	$13,115	16%
As a percentage of total revenues	42%	42%

Interest and other income (expense), net	$(822)	$(1,410)	$588	(42)%
Research and Development. Research and development expenses increased by $2.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributed to increases in employee-related expenses due to the higher headcount in the research and development function as well as employee-related expenses related to a restructuring initiative. The increased spend is a result of our continued investments into automation, intelligence, and the cloud data platform.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $10.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to overall growth of operations and increase in overall headcount. The increase was primarily due to an increase of $6.1 million in employee-related expenses primarily related to increased headcount, an increase of $2.7 million related to a restructuring initiative, and an increase of $1.4 million in consulting expenses.
In response to the COVID-19 pandemic, we have implemented and continue to focus on cost reduction initiatives in all aspects of our business, including, but not limited to, reduced travel costs, decreases in employee-related expenses, negotiating discounts with vendors, and delayed hiring and capital expenditures. However, we cannot predict the full impact of the COVID-19 pandemic on our operating expenses.
Interest and Other Income (Expense), Net. Interest and other income (expense), net decreased by $0.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by a $0.5 million increase in other income and a $0.1 million decrease in other expenses. The increase in other income was primarily attributable to rebates and benefits from certain arrangements outside of our normal course of business. The decrease in other expenses was primarily due to lower interest expense as a result of lower outstanding debt balance during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, partially offset by unfavorable foreign currency fluctuations during the period.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for income taxes	$18	$8,067	$(8,049)	(100)%
Our annual effective tax rate before discrete items was 26.6% and 23.3% for the three months ended March 31, 2020 and 2019, respectively. The increase in the estimated annual effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to state income taxes and non-deductible equity charges.
Provision for income taxes for the three months ended March 31, 2020 included net discrete income tax benefit of $3.0 million, primarily due to a $2.8 million tax benefit from equity compensation.
Provision for income taxes for the three months ended March 31, 2019 included net discrete income tax expense of $5.4 million. The net discrete income tax expense was primarily due to a recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $9.6 million, partially offset by a $4.6 million tax benefit from equity compensation benefit.
Refer to Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $104.1 million at March 31, 2020 compared to $127.2 million at December 31, 2019. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019

	(In thousands)
Cash	$104,080	$127,210
Working Capital	$229,883	$246,242
Our ratio of current assets to current liabilities was 1.9:1 at March 31, 2020 and 2.0:1 at December 31, 2019.
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
As of March 31, 2020, there was no outstanding loan balance for the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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

For the three months ended March 31, 2020, we did not sell any of our common stock under the Distribution Agreement.
For the three months ended March 31, 2019, we received gross proceeds of $20.6 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.4 million on sales of approximately 243,000 shares of our common stock at an average price of approximately $84.98 per share.
As of March 31, 2020, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of March 31, 2020, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the three months ended March 31, 2020 and 2019.
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
We believe that our current financial position and resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business for the foreseeable future, including any potential changes in timing of revenue recognition or potential extensions in customer payments. However, COVID-19 and related measures to contain its impact have caused material disruptions in both national and global financial markets and economies. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may increase our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition, and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash provided by (used in):
Operating activities	$25,231	$26,497
Investing activities	(13,775)	(16,697)
Financing activities	(33,766)	(178)
Effect of exchange rate changes on cash and cash equivalents	(820)	430
Net increase (decrease) in cash and cash equivalents	$(23,130)	$10,052
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $25.2 million for the three months ended March 31, 2020, primarily consisting of net income of $11.3 million adjusted for non-cash items of $26.5 million, offset by changes in assets and liabilities of $12.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $14.0 million, share-based compensation expense of $10.7 million, amortization of operating lease right-of-use assets of $2.7 million, amortization of debt issuance costs of $0.2 million, and a change in deferred income taxes of $1.1 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $16.1 million primarily due to an increase in billings late in the quarter as well as timing of collections, (ii) a decrease in accrued compensation of $9.2 million primarily due to a decrease in accrued commissions and bonuses, as well as timing of payroll and ESPP purchases, (iii) an increase in inventories of $5.7 million to support higher production for forecasted sales and to fulfill order backlog, (iv) an increase in other long-term assets of $2.8 million; and (v) a decrease in operating lease liabilities of $2.8 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $16.9 million primarily due to the timing of order shipments and recognition of revenues for product requiring installation, (ii) a decrease in prepaid commissions of $2.9 million, (iii) an increase in accrued liabilities of $2.7 million, and (iv) a decrease in other current assets of $1.0 million.
Net cash provided by operating activities was $26.5 million for the three months ended March 31, 2019, primarily consisting of net income of $3.3 million adjusted for non-cash items of $27.7 million, offset by changes in assets and liabilities of $4.5 million. The non-cash items primarily consisted of depreciation and amortization expense of $12.6 million, share-based compensation expense of $8.4 million, amortization of operating lease right-of-use assets of $2.6 million, amortization of debt issuance costs of $0.6 million, and a change in deferred income taxes of $3.1 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accrued compensation of $12.6 million primarily due to a decrease in accrued commissions, as well as timing of payroll and ESPP purchases, (ii) an increase in accounts receivable and unbilled receivables of $7.3 million primarily due to an increase in billings, (iii) an increase in inventories of $2.9 million due to inventory buildup in support of forecasted sales, (iv) a decrease in operating lease liabilities of $2.7 million, and (v) an increase in investment in sales-type leases of $2.6 million. These cash outflows were partially offset by (i) an increase in deferred revenues of $8.0 million primarily due to timing of orders and revenues being recognized for installed product, (ii) a decrease in other long-term assets of $5.2 million, (iii) an increase in other long-term liabilities of $4.1 million, (iv) a decrease in prepaid expenses of $3.7 million, and (v) a decrease in prepaid commissions of $2.5 million.
Investing Activities
Net cash used in investing activities was $13.8 million for the three months ended March 31, 2020, which consisted of capital expenditures of $3.2 million for property and equipment, and $10.6 million for costs of software development for external use.
Net cash used in investing activities was $16.7 million for the three months ended March 31, 2019, which consisted of capital expenditures of $5.0 million for property and equipment, and $11.7 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $33.8 million for the three months ended March 31, 2020, primarily due to the repayment of $50.0 million of the Current Revolving Credit Facility and $1.4 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $17.7 million in proceeds from employee stock option exercises and employee stock plan purchases.
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2019, primarily due to the repayment of $39.0 million of the Prior Facilities and $1.9 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $20.5 million of proceeds from employee stock option exercises and employee stock plan purchases, and $20.2 million of proceeds from sales of our common stock under the Distribution Agreement.
Contractual Obligations
There have been no significant changes during the three months ended March 31, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2019.

Contractual obligations as of March 31, 2020 were as follows:

	Payments due by period
	Total	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and thereafter

	(In thousands)
Operating leases (1)	$72,216	$10,076	$25,431	$16,609	$20,100
Purchase obligations (2)	91,668	90,196	821	608	43
Total (3)	$163,884	$100,272	$26,252	$17,217	$20,143
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
(3)Refer to Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of March 31, 2020, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of March 31, 2020, there was no outstanding balance under the A&R Credit Agreement. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of March 31, 2020, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
There were no significant changes in our market risk exposures during the three months ended March 31, 2020 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.

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
In assessing these risks, you should also refer to other information contained in this quarterly report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and related Notes. We have marked with an asterisk (*) those risks, when applicable, that reflect substantive changes from, or additions to, the risks described in our annual report on Form 10-K for the year ended December 31, 2019, if any.
We face risks related to outbreaks of contagious diseases or other adverse public health epidemics, including the ongoing global novel coronavirus (COVID-19) pandemic, which could have a material adverse effect on our business, financial condition, and results of operations.*
As a global provider of solutions for healthcare systems, our business may be adversely impacted by public health crises such as the ongoing global COVID-19 pandemic. In December 2019, an outbreak of the coronavirus which causes COVID-19 was first reported in Wuhan, China. The contagious disease has since spread to most of the countries in the world and throughout the United States, and, in March 2020, was declared a global pandemic by the World Health Organization and a U.S. national emergency. In the United States and many countries across the globe, efforts to contain the spread of COVID-19 have intensified, with the implementation of quarantines, government restrictions on travel and movement (including shelter-in-place orders), business closures and suspensions, cancelled events and activities, social distancing and other voluntary and/or mandated changes in behavior. The continued spread of COVID-19, concerns over the pandemic and related containment measures have impacted our workforce and operations, as well as those of our customers and suppliers, and could potentially have a material adverse effect on our business, financial condition, and results of operations.
In these challenging and dynamic circumstances, we are working to maintain business continuity in order to support the needs of our customers, while protecting the health and well-being of our customers, their patients and our own employees (including those who are carrying out business-critical activities, such as service, implementation, training, supply chain and certain research and development activities). We have prohibited non-essential travel while prioritizing travel that is essential to the implementation and support of our products, suspended participation in group meetings and events while leveraging remote communication technology, and the vast majority of our non-manufacturing and non-customer facing personnel have transitioned to a work from home environment. While our manufacturing and distribution facilities have remained open due to our qualification as an essential business, we have increased cleaning and disinfection processes, implemented alternative scheduling procedures at our manufacturing facilities to enhance social distancing protocols, and procured and distributed personal protective equipment (“PPE”) to our customer-facing and manufacturing personnel consistent with guidelines we developed to help ensure proper distribution and use of such PPE. However, if significant or critical portions of our workforce are unable to work effectively, or at all, as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. In addition, we have suspended in-person participation in certain customer, industry and investor meetings and other events, or such events have been cancelled, postponed or moved to virtual-only experiences, which has reduced our ability to engage with the healthcare and investor communities, and could negatively impact our business.
To support the needs of our customers on the frontline of the COVID-19 pandemic, we have launched a Rapid Response program to accelerate production and deployment of our XT Series automated dispensing systems to our customers. We have streamlined our ordering and installation processes with preconfigured XT Series medication and supply dispensing systems that are designed to offer our customers flexibility and maximum emergency impact. However, our Rapid Response program may not meet customer expectations and demand may be less than we anticipate. In addition, to minimize the need for onsite visits and respect social distancing protocols, we are providing remote service options, training programs, and product demonstrations for our customers, and leveraging technology to enable our sales team to operate in a remote sales environment. However, our remote training materials, and sales and service capabilities may be less effective than our ordinary in-person programs and service visits, which could adversely affect our relationships with new and prospective customers and harm our business.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems may be facing increased costs due to large surge expenditures to cover COVID-19 caseload and increasing prices for needed equipment, decreased revenue due to cancelled or postponed elective procedures and other reduced demand, as well as cash flow challenges. In addition, due to social distancing concerns, our customers may cancel, defer or delay purchases or installations of our solutions in order to reduce the number of personnel entering their facilities. Decisions by our customers to cancel, defer or delay capital expenditure projects, or generally reduced capital expenditures by healthcare facilities, could decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would have a material adverse effect on our operating results. For example, during the second half of March 2020 and into May 2020, we started to see a slowdown of product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak.
In addition, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. Any prolonged disruption to our suppliers in impacted countries, whether as a result of restricted travel, quarantine requirements, or closures of factories or businesses, or otherwise, could significantly disrupt our supply chain and impact our ability to produce our products to meet customer demand, which would negatively impact our sales and operating results.
Furthermore, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital not only for us, but also for our customers and suppliers. Weak economic conditions and inability to access capital in a timely manner, or at all, could reduce our customers’ demand for our products and services, which would have a material adverse effect on our operating results. In addition, a recession, depression or other sustained adverse market event resulting from the pandemic could materially and adversely affect our business and the market price of our common stock.
The global COVID-19 pandemic continues to rapidly evolve, and the extent to which COVID-19 will impact our business, results of operations, and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening certain other risks described in this “Risk Factors” section, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or enhance existing products, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
Unfavorable economic and market conditions, a decreased demand in the capital equipment market, and uncertainty regarding the rollout of government legislation in the healthcare industry could adversely affect our operating results.*
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including due to economic disruption caused by public health crises such as the COVID-19 pandemic, any effects of fiscal budget balancing at the federal level, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.
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

If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, or if more newly developed solutions, such as our XT Series, XR2 Automated Central Pharmacy System, and IVX Workflow, are not adopted in the same time frame and/or quantity as we anticipate, this could have a material adverse effect on our business, financial condition, and results of operations.*
We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are constantly engaged in the development process for next generation products, and we need to successfully design our next generation and other products for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and usually requires us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly, and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.
There is a risk that these new product developments, such as our XT Series, XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, product enhancements, or preconfigured/non-customizable product offerings such as our Rapid Response XT Series automated dispensing systems, will be late, will have technical problems, will fail to meet customer or market specifications or will not be competitive with other products using alternative technologies that offer comparable performance and functionality. For example, we experienced technical quality issues with respect to early shipments of our XT Series automated dispensing systems to customers. These issues required significant resources to analyze the source of the deficiencies and implement corrective actions. We may discover technical quality issues in the future related to new products, or product enhancements, that require analysis and corrective action, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management automation solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; Cardinal Health, Inc.; PAR Excellence Systems, Inc.; TECSYS Inc.; Baxter Healthcare Corporation; Grifols, S.A.; Willach Pharmacy Solutions; DIH Technologies Corporation; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; Knapp AG; KLS Steuerungstechnik GmbH; Gollmann Kommissioniersysteme GmbH, and Loccioni. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical; Parata Systems; and Medicine-On-Time in the United States, and Jones Packaging Ltd.; Synergy Medical; and WebsterCare outside the United States.
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
Any reduction in the demand for or adoption of our medication management automation solutions, medication packaging systems, or related services would reduce our revenues.*
Our medication management automation solutions represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities, and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. While a significant portion of domestic acute care facilities have adopted some level of medication and/or supply automation, a significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts, particularly when we are seeking to replace an incumbent supplier of medication management automation solutions and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication management automation solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication management automation solutions, medication packaging systems, and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions such as unemployment rates, and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could decrease demand for our medication management automation solutions, medication packaging systems, and related services, and reduce our revenues.
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
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operations. For example, as discussed further in the section entitled “Legal Proceedings” in Note 11, Commitments and Contingencies, of the

Notes to Condensed Consolidated Financial Statements included in this quarterly report, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
If we experience a significant disruption in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, our business could be adversely affected.*
We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. In addition, we also utilize third-party cloud services in connection with our operations. Our information technology systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises such as the ongoing COVID-19 pandemic, other catastrophic events or environmental impact. If we were to experience a prolonged system disruption in our information technology systems or third-party cloud services, it could negatively impact the coordination of our sales, planning, and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.
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

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. At March 31, 2020, there was no outstanding loan balance for the revolving credit facility.
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
Our ability to meet our debt service obligations will depend on our future performance, which will be subject to financial, business, and other factors affecting our operations (including the impact of the ongoing COVID-19 pandemic), many of which are beyond our control. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance or restructure all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can assure you that we would be able to do in a timely manner, or at all. In addition, as more fully described in the risk factor titled “Covenants in our A&R Credit Agreement restrict our business and operations in many ways and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected” below, the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us, including restrictions on our ability to take actions that could be in our best interests.
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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of March 31, 2020, we had recorded approximately $453.3 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
When we experience delays in installations of our medication management automation solutions or our more complex medication packaging systems, resulting in delays in our ability to recognize revenue, our competitive position, results of operations, and financial condition could be harmed.*
The purchase of our medication management automation solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers, and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers’ decision to purchase our products or convert orders from our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with sales of our medication management automation solutions and our more complex medication packaging systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication management automation solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation by our customers (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) will also cause a delay in the recognition of the revenues for that system.
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
•epidemics, pandemics or other major public health crises, such as the ongoing COVID-19 pandemic; and
•natural disasters.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, the current U.S. administration has advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and costs, which could in turn adversely affect our business, financial condition, and results of operations.
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
If we are unable to recruit and retain skilled and motivated personnel, our competitive position, results of operations, and financial condition could be harmed.*
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff. We believe that our future success will depend upon our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will also face additional demands on our customer service and support personnel, requiring additional resources to meet these demands. Furthermore, as we execute on the autonomous pharmacy vision and grow our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. We may experience difficulty in recruiting qualified personnel. Competition for qualified technical, engineering, managerial, sales, marketing, financial reporting, and other personnel can be intense, and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. Furthermore, travel restrictions and social distancing associated with the ongoing COVID-19 pandemic may make it more difficult to recruit, hire and train qualified personnel or cause delays in these processes.
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
•our customers' budget cycles;
•changes in our operating expenses and our ability to stabilize expenses;
•expenses incurred to remediate product quality, security, or safety issues;
•our ability to generate cash from our accounts receivable on a timely basis;
•the performance of our products;
•changes in our business strategy;
•epidemics, pandemics or other major public health crises, such as the ongoing COVID-19 pandemic;
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
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.*
Approximately 10% of our revenues during the three months ended March 31, 2020 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities (including due to any impact from public health crises such as the ongoing COVID-19 pandemic) will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.*
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers (including due to the impact of the public health crises such as the ongoing COVID-19 pandemic), or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.

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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $54.24 and $94.85 per share during the three months ended March 31, 2020. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:
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
•epidemics, pandemics or other major public health crises, such as the ongoing COVID-19 pandemic; or
•general economic and market conditions.
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, as described in the section entitled “Legal Proceedings” in Note 11, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action is concluded following the lead plaintiff's filing of a notice of voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in the market price of our common stock.
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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $19.8 million as of March 31, 2020.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 4.0 million shares of our common stock, at a weighted-average exercise price of $56.96 per share as of March 31, 2020. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or harm our business, financial condition, and results of operations.*
We may seek additional capital through a variety of means, including through private and public equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, entering into licensing arrangements, or declaring dividends. If we raise additional funds from third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us.
For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities, and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of March 31, 2020, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.

If we are unable to raise additional funds through equity or debt financing when needed (including due to the impact of public health crises such as the COVID-19 pandemic on the global capital markets), our ability to market, sell or distribute our products may be negatively impacted and could harm our business, financial condition, and results of operations.
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation could adversely affect our business and financial condition.*
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attribute, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrual tax rates, especially due to the volatility and uncertainty of global economic conditions resulting from the COVID-19 pandemic. Any increase in our effective tax rate would reduce our profitability.
Catastrophic events may disrupt our business and harm our operating results.*
We rely on our network infrastructure, data centers, enterprise applications, and technology systems for the development, marketing, support, and sales of our products, and for the internal operation of our business. These systems are susceptible to disruption or failure in the event of a major earthquake, fire, flood, ice and snow storms, cyber-attack, terrorist attack, telecommunications failure, epidemic or pandemic (such as the ongoing COVID-19 pandemic), or other catastrophic event. Many of these systems are housed or supported in or around our corporate headquarters located in Northern California, near major earthquake faults, and where a significant portion of our research and development activities and other critical business operations take place. Other critical systems, including our manufacturing facilities for our consumable medication packages, are housed in St. Petersburg, Florida, in communities that have been subject to significant tropical storms. Disruptions to or the failure of any of these systems, and the resulting loss of critical data, which is not quickly recoverable by the effective execution of disaster recovery plans designed to reduce such disruption, could cause delays in our product development, prevent us from fulfilling our customers’ orders, and could severely affect our ability to conduct normal business operations, the result of which would adversely affect our operating results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*	2020 Executive Officer Annualized Base Salaries	8-K	000-33043	10.1	2/18/2020

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	May 8, 2020	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer