Form 10-Q
period 2020-06-30
OMNICELL, Inc
filed 2020-07-31
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2020, there were 42,763,115 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$133,583	$127,210
Accounts receivable and unbilled receivables, net of allowances of $3,204 and $3,227, respectively	188,918	218,362
Inventories	114,245	108,011
Prepaid expenses	13,297	14,478
Other current assets	15,122	15,177
Total current assets	465,165	483,238
Property and equipment, net	57,866	54,246
Long-term investment in sales-type leases, net	20,961	19,750
Operating lease right-of-use assets	52,537	56,130
Goodwill	335,034	336,539
Intangible assets, net	115,710	124,867
Long-term deferred tax assets	14,154	14,142
Prepaid commissions	44,822	48,862
Other long-term assets	116,197	103,036
Total assets	$1,222,446	$1,240,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,587	$46,380
Accrued compensation	41,057	44,155
Accrued liabilities	52,979	55,567
Deferred revenues, net	107,940	90,894
Total current liabilities	236,563	236,996
Long-term deferred revenues	6,101	7,083
Long-term deferred tax liabilities	29,561	39,090
Long-term operating lease liabilities	46,690	50,669
Other long-term liabilities	16,070	11,718
Long-term debt	—	50,000
Total liabilities	334,985	395,556
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 51,902 and 51,277 shares issued; 42,757 and 42,132 shares outstanding, respectively	52	51
Treasury stock at cost, 9,145 shares outstanding, respectively	(185,074)	(185,074)
Additional paid-in capital	820,632	780,931
Retained earnings	265,540	258,792
Accumulated other comprehensive loss	(13,689)	(9,446)
Total stockholders’ equity	887,461	845,254
Total liabilities and stockholders’ equity	$1,222,446	$1,240,810
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenues:
Product revenues	$138,942	$158,379	$309,015	$303,989
Services and other revenues	60,679	59,034	120,292	115,941
Total revenues	199,621	217,413	429,307	419,930
Cost of revenues:
Cost of product revenues	85,779	84,583	176,051	163,394
Cost of services and other revenues	30,617	28,785	60,409	55,374
Total cost of revenues	116,396	113,368	236,460	218,768
Gross profit	83,225	104,045	192,847	201,162
Operating expenses:
Research and development	20,830	16,848	39,482	32,926
Selling, general, and administrative	69,386	68,434	148,205	136,712
Total operating expenses	90,216	85,282	187,687	169,638
Income (loss) from operations	(6,991)	18,763	5,160	31,524
Interest and other income (expense), net	174	(1,629)	(648)	(3,039)
Income (loss) before provision for income taxes	(6,817)	17,134	4,512	28,485
Provision for (benefit from) income taxes	(2,518)	1,158	(2,500)	9,225
Net income (loss)	$(4,299)	$15,976	$7,012	$19,260
Net income (loss) per share:
Basic	$(0.10)	$0.39	$0.16	$0.47
Diluted	$(0.10)	$0.37	$0.16	$0.45
Weighted-average shares outstanding:
Basic	42,659	41,371	42,509	41,033
Diluted	42,659	42,945	43,616	42,646
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss)	$(4,299)	$15,976	$7,012	$19,260
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Unrealized losses on interest rate swap contracts	—	(103)	—	(420)
Foreign currency translation adjustments	451	(971)	(4,243)	(302)
Other comprehensive income (loss)	451	(1,074)	(4,243)	(722)
Comprehensive income (loss)	$(3,848)	$14,902	$2,769	$18,538
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	52	(9,145)	(185,074)	807,823	269,839	(14,140)	878,500
Net loss	—	—	—	—	—	(4,299)	—	(4,299)
Other comprehensive income	—	—	—	—	—	—	451	451
Share-based compensation	—	—	—	—	11,351	—	—	11,351
Issuance of common stock under employee stock plans	151	—	—	—	3,503	—	—	3,503
Tax payments related to restricted stock units	—	—	—	—	(2,045)	—	—	(2,045)
Balances as of June 30, 2020	51,902	$52	(9,145)	$(185,074)	$820,632	$265,540	$(13,689)	$887,461
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	50	(9,145)	(185,074)	725,273	200,738	(10,502)	730,485
Net income	—	—	—	—	—	15,976	—	15,976
Other comprehensive loss	—	—	—	—	—	—	(1,074)	(1,074)
At the market equity offering, net of costs	217	—	—	—	17,590	—	—	17,590
Share-based compensation	—	—	—	—	8,260	—	—	8,260
Issuance of common stock under employee stock plans	216	1	—	—	4,806	—	—	4,807
Tax payments related to restricted stock units	—	—	—	—	(2,802)	—	—	(2,802)
Balances as of June 30, 2019	50,784	$51	(9,145)	$(185,074)	$753,127	$216,714	$(11,576)	$773,242
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Operating Activities
Net income	$7,012	$19,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,779	25,874
Loss on disposal of property and equipment	—	399
Share-based compensation expense	22,010	16,670
Deferred income taxes	(9,409)	3,810
Amortization of operating lease right-of-use assets	5,157	5,226
Amortization of debt issuance costs	482	1,145
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	28,236	(9,244)
Inventories	(7,271)	(4,466)
Prepaid expenses	1,181	1,021
Other current assets	219	(830)
Investment in sales-type leases	(1,375)	(4,412)
Prepaid commissions	4,040	1,536
Other long-term assets	(4,580)	3,061
Accounts payable	(11,254)	2,066
Accrued compensation	(3,098)	(8,041)
Accrued liabilities	(2,824)	1,810
Deferred revenues	16,264	253
Operating lease liabilities	(5,186)	(5,269)
Other long-term liabilities	4,352	3,891
Net cash provided by operating activities	72,735	53,760
Investing Activities
Software development for external use	(20,002)	(22,581)
Purchases of property and equipment	(13,211)	(9,369)
Net cash used in investing activities	(33,213)	(31,950)
Financing Activities
Repayment of debt and revolving credit facility	(50,000)	(60,000)
At the market equity offering, net of offering costs	—	37,806
Proceeds from issuances under stock-based compensation plans	21,162	25,333
Employees’ taxes paid related to restricted stock units	(3,470)	(4,722)
Net cash used in financing activities	(32,308)	(1,583)
Effect of exchange rate changes on cash and cash equivalents	(841)	63
Net increase in cash and cash equivalents	6,373	20,290
Cash and cash equivalents at beginning of period	127,210	67,192
Cash and cash equivalents at end of period	$133,583	$87,482
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$366	$711
Transfers between inventory and property and equipment, net	$—	$1,428
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,335	$557
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of June 30, 2020 and December 31, 2019, the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020, except as discussed in the sections entitled “Allowance for Credit Losses” and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income (loss) for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of product revenues for the three and six months ended June 30, 2019 in Note 2, Revenues, of the Notes to Condensed Consolidated Financial Statements. This change was not deemed material and was included to conform with current-period classification and presentation.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. As of June 30, 2020, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities. Given the ongoing uncertainty surrounding the COVID-19 pandemic, events or circumstances may arise that could result in a change in estimates, judgments, or revisions to the carrying value of the Company’s assets or liabilities.
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
The allowance for credit losses is presented in the Condensed Consolidated Balance Sheets as a deduction from the respective asset balance. The following table summarizes the Company’s allowance for credit losses by asset type:

	June 30, 2020	December 31, 2019

	(In thousands)
Allowance for credit losses:
Accounts receivable and unbilled receivables	$3,204	$3,227
Long-term unbilled receivables (1)	33	—
Net investment in sales-type leases (2)	248	225
_________________________________________________
(1) Included in other long-term assets in the Condensed Consolidated Balance Sheets.
(2) Includes both current and long-term portions presented in other current assets and long-term investment in sales-type leases, net, respectively.
Changes in the allowances for credit losses were not significant for the three and six months ended June 30, 2020 and 2019.
Recently Adopted Authoritative Guidance
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Software. On premise or cloud-based subscription solutions that improve medication management and adherence outcomes or enable incremental functionality of the Company’s equipment.
Installation. Installation of equipment as integrated systems at customer sites.
Post-installation technical support. Phone support, on-site service, parts, and access to unspecified software updates and enhancements, if and when available.
Professional services. Other customer services, such as technology-enabled services, training, and consulting.
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $1.7 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Hardware and software	$116,919	$133,005	$259,352	$251,819
Consumables	18,063	21,795	41,333	45,502
Other	3,960	3,579	8,330	6,668
Total product revenues	$138,942	$158,379	$309,015	$303,989
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
United States	$178,052	$195,811	$385,786	$375,831
Rest of world (1)	21,569	21,602	43,521	44,099
Total revenues	$199,621	$217,413	$429,307	$419,930
_________________________________________________
(1) No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	June 30, 2020	December 31, 2019

	(In thousands)
Short-term unbilled receivables, net (1)	$9,602	$11,707
Long-term unbilled receivables, net (2)	16,132	12,260
Total contract assets	$25,734	$23,967

Short-term deferred revenues, net	$107,940	$90,894
Long-term deferred revenues	6,101	7,083
Total contract liabilities	$114,041	$97,977
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
Short-term deferred revenues of $107.9 million and $90.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $19.6 million and $13.1 million, as of June 30, 2020 and December 31, 2019, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and six months ended June 30, 2020, the Company recognized revenues of $20.9 million and $64.3 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $104.0 million as of December 31, 2019.
Long-term deferred revenues include deferred revenues from service contracts of $6.1 million and $7.1 million as of June 30, 2020 and December 31, 2019, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2020 and 2019. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of June 30, 2020 and December 31, 2019.
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

The basic and diluted net income (loss) per share calculations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income (loss)	$(4,299)	$15,976	$7,012	$19,260
Weighted-average shares outstanding — basic	42,659	41,371	42,509	41,033
Effect of dilutive securities from stock award plans	—	1,574	1,107	1,613
Weighted-average shares outstanding — diluted	42,659	42,945	43,616	42,646
Net income (loss) per share - basic	$(0.10)	$0.39	$0.16	$0.47
Net income (loss) per share - diluted	$(0.10)	$0.37	$0.16	$0.45

Anti-dilutive weighted-average shares related to stock award plans	4,931	741	1,929	748
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $133.6 million and $127.2 million as of June 30, 2020 and December 31, 2019, respectively, consisted of bank accounts with major financial institutions.
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

Note 5. Balance Sheet Components
Balance sheet details as of June 30, 2020 and December 31, 2019 are presented in the tables below:

	June 30, 2020	December 31, 2019

	(In thousands)
Inventories:
Raw materials	$32,101	$31,331
Work in process	7,833	7,620
Finished goods	74,311	69,060
Total inventories	$114,245	$108,011

Other long-term assets:
Capitalized software, net	$94,166	$85,070
Unbilled receivables, net	16,132	12,260
Deferred debt issuance costs	4,218	4,700
Other assets	1,681	1,006
Total other long-term assets	$116,197	$103,036

Accrued liabilities:
Operating lease liabilities, current portion	$10,463	$10,058
Advance payments from customers	4,651	4,006
Rebates and lease buyouts	18,690	14,911
Group purchasing organization fees	4,250	5,934
Taxes payable	2,963	3,744
Other accrued liabilities	11,962	16,914
Total accrued liabilities	$52,979	$55,567
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020			2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Beginning balance	$(14,140)	$—	$(14,140)	$(10,605)	$103	$(10,502)
Other comprehensive income (loss) before reclassifications	451	—	451	(971)	48	(923)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	(151)	(151)
Net current-period other comprehensive income (loss), net of tax	451	—	451	(971)	(103)	(1,074)
Ending balance	$(13,689)	$—	$(13,689)	$(11,576)	$—	$(11,576)

	Six Months Ended June 30,
	2020			2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Beginning balance	$(9,446)	$—	$(9,446)	$(11,274)	$420	$(10,854)
Other comprehensive income (loss) before reclassifications	(4,243)	—	(4,243)	(302)	148	(154)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	(568)	(568)
Net current-period other comprehensive income (loss), net of tax	(4,243)	—	(4,243)	(302)	(420)	(722)
Ending balance	$(13,689)	$—	$(13,689)	$(11,576)	$—	$(11,576)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(In thousands)
Equipment	$98,691	$88,569
Furniture and fixtures	7,878	7,925
Leasehold improvements	19,839	18,979
Software	49,424	48,309
Construction in progress	6,428	6,179
Property and equipment, gross	182,260	169,961
Accumulated depreciation and amortization	(124,394)	(115,715)
Total property and equipment, net	$57,866	$54,246
Depreciation and amortization expense of property and equipment was $4.7 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $8.4 million for the six months ended June 30, 2020 and 2019, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(In thousands)
United States	$51,811	$48,769
Rest of world (1)	6,055	5,477
Total property and equipment, net	$57,866	$54,246
_________________________________________________
(1) No individual country represented more than 10% of total property and equipment, net.

Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2019	Additions	Foreign currency exchange rate fluctuations	June 30, 2020

	(In thousands)
Goodwill	$336,539	$—	$(1,505)	$335,034
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$134,889	$(58,871)	$(1,360)	$74,658	10 - 30
Acquired technology	77,029	(40,033)	5	37,001	5 - 20
Backlog	1,150	(934)	—	216	4
Trade names	7,650	(5,374)	10	2,286	6 - 12
Patents	3,217	(1,669)	1	1,549	2 - 20
Total intangibles assets, net	$223,935	$(106,881)	$(1,344)	$115,710

	December 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(54,860)	$(1,058)	$79,316	10 - 30
Acquired technology	77,142	(36,194)	5	40,953	3 - 20
Backlog	1,150	(791)	—	359	4
Trade names	7,650	(5,037)	11	2,624	6 - 12
Patents	3,217	(1,603)	1	1,615	2 - 20
Total intangibles assets, net	$224,393	$(98,485)	$(1,041)	$124,867
_________________________________________________
(1) The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.4 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively, and $8.9 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

The estimated future amortization expenses for amortizable intangible assets were as follows:

June 30, 2020

(In thousands)
Remaining six months of 2020	$8,592
2021	16,120
2022	14,770
2023	13,675
2024	7,916
Thereafter	54,637
Total	$115,710

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
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated total net leverage ratio and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of June 30, 2020.
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
In connection with the A&R Credit Agreement, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs was approximately $0.2 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and approximately $0.5 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $0.9 million for the three months ended June 30, 2019, and approximately $0.2 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. No interest expense was incurred during the three months ended June 30, 2020 as there was no outstanding balance under the Current Revolving Credit Facility during the three months ended June 30, 2020.
The following table represents changes in the carrying amount of the Company’s debt obligations:

Current Revolving Credit Facility

(In thousands)
Balance as of December 31, 2019	$50,000
Proceeds	—
Repayments	(50,000)
Balance as of June 30, 2020	$—

The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2019	$4,700
Additions	—
Amortization	(482)
Balance as of June 30, 2020	$4,218
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
The following table presents the Company’s income recognized from sales-type leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Sales-type lease revenues	$6,612	$13,309	$13,004	$24,816
Cost of sales-type lease revenues	(2,655)	(5,575)	(5,224)	(10,395)
Selling profit on sales-type lease revenues	$3,957	$7,734	$7,780	$14,421

Interest income on sales-type lease receivables	$526	$399	$987	$808
The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

	(In thousands)
Net minimum lease payments to be received	$33,750	$32,360
Less: Unearned interest income portion	(2,855)	(2,840)
Net investment in sales-type leases	30,895	29,520
Less: Current portion (1)	(9,934)	(9,770)
Long-term investment in sales-type leases, net	$20,961	$19,750
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

The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2020

(In thousands)
Remaining six months of 2020	$6,838
2021	8,769
2022	8,005
2023	5,802
2024	3,031
Thereafter	1,305
Total future minimum sales-type lease payments	33,750
Present value adjustment	(2,855)
Total net investment in sales-type leases	$30,895
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
The following table represents the Company’s income recognized from operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Rental income	$3,024	$3,365	$6,001	$6,652
Note 10. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of June 30, 2020, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

June 30, 2020

(In thousands)
Remaining six months of 2020	$6,890
2021	13,572
2022	12,296
2023	8,660
2024	8,059
Thereafter	20,170
Total operating lease payments	69,647
Present value adjustment	(12,494)
Total operating lease liabilities (1)	$57,153
 _________________________________________________
(1) Amount consists of a current and long-term portion of operating lease liabilities of $10.5 million and $46.7 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $3.4 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively, and $7.0 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the three and six months ended June 30, 2020 and 2019.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$7,067	$7,391
Right-of-use assets obtained in exchange for new lease liabilities	$1,335	$557
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term, years	6.1	6.4
Weighted-average discount rate, %	6.4%	6.4%
Note 11. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of June 30, 2020, the Company had non-cancelable purchase commitments of $66.3 million, of which $64.7 million are expected to be paid within the year ending December 31, 2020.
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
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of BIPA, and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the Mazya Action. The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The motion to dismiss is fully-briefed. The hearing on the Company’s motion to dismiss was previously set for March 16, 2020, was continued to May 27, 2020, and then was subsequently continued again to September 2, 2020. The Company intends to defend the lawsuit vigorously.
Note 12. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 28.0% and 24.8% for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective tax rate for the six months ended June 30, 2020 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.

Due to continuing global operational centralization activities and legal entity rationalization, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $9.6 million during the six months ended June 30, 2019. In March 2020, Aesynt B.V. subsequently merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V. The Company did not recognize a gain or loss from such activities during the six months ended June 30, 2020. The Company also recognized a discrete tax benefit related to equity compensation in the amount of $3.3 million and $7.0 million for the six months ended June 30, 2020 and 2019, respectively.
The 2020 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible compensation and equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits and foreign derived intangible income (“FDII”) benefit deduction. The 2019 annual effective tax rate before discrete items differed from the statutory rate of 21% primarily due to the unfavorable impact of state income taxes, non-deductible equity charges, and non-deductible expenses, partially offset by the favorable impact of research and development credits, foreign rate differential, and FDII benefit deduction.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operation losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The provisions of the CARES Act did not have a material impact on the Company’s income taxes.
As of June 30, 2020 and December 31, 2019, the Company had gross unrecognized tax benefits of $17.3 million and $16.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the amount of accrued interest and penalties was $1.1 million and $1.0 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of June 30, 2020, the Company was no longer subject to United States, state, and foreign examination for years before 2016, 2015, and 2015, respectively.
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
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands)
Cost of product and service revenues	$2,130	$1,416	$3,900	$2,878
Research and development	1,854	1,584	3,622	3,286
Selling, general, and administrative	7,367	5,260	14,488	10,506
Total share-based compensation expense	$11,351	$8,260	$22,010	$16,670

Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Stock options
Expected life, years	4.7	4.3	4.7	4.4
Expected volatility, %	42.2%	33.2%	37.9%	33.2%
Risk-free interest rate, %	0.5%	2.1%	0.9%	2.3%
Estimated forfeiture rate, %	5.7%	7.2%	5.7%	7.2%
Dividend yield, %	—%	—%	—%	—%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	30.4% - 39.9%	28.2% - 38.4%	30.4% - 39.9%	28.2% - 38.4%
Risk-free interest rate, %	1.4% - 2.7%	1.3% - 2.7%	1.4% - 2.7%	1.3% - 2.7%
Dividend yield, %	—%	—%	—%	—%
Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2019	3,902	$52.75	7.7	$113,198
Granted	674	80.63
Exercised	(315)	37.28
Expired	(7)	56.83
Forfeited	(126)	62.61
Outstanding at June 30, 2020	4,128	$58.17	7.4	$65,499
Exercisable at June 30, 2020	1,699	$41.50	6.0	$50,644
Vested and expected to vest at June 30, 2020 and thereafter	3,945	$57.46	7.3	$64,859
The weighted-average fair value per share of options granted during the three months ended June 30, 2020 and 2019 was $26.03 and $24.40, respectively, and the weighted-average fair value per share of options granted during the six months ended June 30, 2020 and 2019 was $26.21 and $24.20, respectively. The intrinsic value of options exercised during the three months ended June 30, 2020 and 2019 was $2.5 million and $7.2 million, respectively, and during the six months ended June 30, 2020 and 2019 was $12.4 million and $24.3 million, respectively.
As of June 30, 2020, total unrecognized compensation cost related to unvested stock options was $47.4 million, which is expected to be recognized over a weighted-average vesting period of 2.8 years.
Employee Stock Purchase Plan Activity
For the six months ended June 30, 2020 and 2019, employees purchased approximately 217,000 and 210,000 shares of common stock, respectively, under the ESPP at weighted average prices of $43.51 and $40.20, respectively. As of June 30, 2020, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $5.5 million and is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2019	544	$66.65	1.6	$44,492
Granted (Awarded)	89	81.25
Vested (Released)	(81)	56.57
Forfeited	(41)	63.67
Outstanding and unvested at June 30, 2020	511	$71.03	1.5	$36,062
As of June 30, 2020, total unrecognized compensation cost related to RSUs was $32.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2019	17	$81.92
Granted (Awarded)	21	68.11
Vested (Released)	(17)	81.92
Outstanding and unvested at June 30, 2020	21	$68.11
As of June 30, 2020, total unrecognized compensation cost related to RSAs was $1.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.9 years.
Performance-Based Restricted Stock Units (“PSUs”)
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2019	134	$55.82
Granted	63	82.41
Vested	(44)	54.25
Forfeited	(5)	81.72
Outstanding and unvested at June 30, 2020	148	$66.69
As of June 30, 2020, total unrecognized compensation cost related to PSUs was approximately $5.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2020:

Number of Shares

(In thousands)
Share options outstanding	4,128
Non-vested restricted stock awards	680
Shares authorized for future issuance	2,029
ESPP shares available for future issuance	1,322
Total shares reserved for future issuance	8,159
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014. As of June 30, 2020, the maximum dollar value of shares that may yet be purchased under the two repurchase programs was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
During the three and six months ended June 30, 2020 and 2019, the Company did not repurchase any of its outstanding common stock.
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
For the three and six months ended June 30, 2020, the Company did not sell any of its common stock under the Distribution Agreement.
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
As of June 30, 2020, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Note 15. Restructuring Expenses
In the first quarter of 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. In the second quarter of 2020, the Company continued its organizational realignment initiative, as well as initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the three and six months ended June 30, 2020, the Company incurred and accrued $6.4 million and $10.0 million, respectively, of employee severance costs and related expenses. As of June 30, 2020, the unpaid balance related to this restructuring plan was $6.6 million.

The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

	(In thousands)
Cost of product and service revenues	$2,489	$2,564
Research and development	2,918	3,716
Selling, general, and administrative	949	3,681
Total restructuring expense	$6,356	$9,961
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are contained throughout this report, including in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:
•our expectations about the continuing impact of the ongoing global novel coronavirus (COVID-19) pandemic (including efforts to contain the spread of the pandemic) on our workforce and operations, as well as the continuing impacts on our customers and suppliers, and the anticipated continuing effects of the pandemic and associated containment measures on our business, financial condition, liquidity, and results of operations;
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
Over 6,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. More than 40,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 89% and 90% of our total revenues for the three months ended June 30, 2020 and 2019, respectively, and 90% and 89% of our total revenues for the six months ended June 30, 2020 and 2019, respectively.
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
Our full-time headcount was approximately 2,780 and 2,700 on June 30, 2020 and December 31, 2019, respectively.
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
Omnicell’s Response to Coronavirus (COVID-19)
In March 2020, the COVID-19 outbreak was declared a global pandemic by the World Health Organization and a U.S national emergency. Efforts to contain the spread of COVID-19 continue, with the implementation of travel restrictions, shelter-in-place orders, business closures and suspensions, cancelled events, and social distancing. Countries and territories are in varying stages of restrictions and re-opening in response to the COVID-19 pandemic, and certain jurisdictions have begun re-opening only to return to restrictions due to increasing levels of COVID-19 cases.

Keeping in mind our role in the healthcare industry, we are continuing to closely monitor the COVID-19 pandemic. Our top priorities remain protecting the health and well-being of our customers, their patients, and our employees, while maintaining business continuity to meet the needs of our customers. In order to operate in a safe manner, we are following the health and safety guidelines of the U.S. Centers for Disease Control and Prevention, and local and state public health departments in each of the regions where we operate. All of our manufacturing, distribution, and other facilities are operating under these guidelines. Our manufacturing and distribution facilities have remained open due to our qualification as an essential business and to date, we have not experienced disruptions in our manufacturing activities. In addition to increased cleaning and disinfection processes at our manufacturing facilities, we continue to adhere to alternative scheduling procedures to enhance social distancing protocols. We have also procured and distributed personal protective equipment (“PPE”) to our customer-facing and manufacturing personnel consistent with guidelines we developed to help ensure proper distribution and use of such PPE. The vast majority of our non-manufacturing and non-customer facing personnel have transitioned to a work from home environment.
To support the needs of our customers on the frontline of the pandemic, during the first quarter of 2020, we launched a Rapid Response program to fast-track production and deployment of our XT Series automated dispensing systems to our customers. We streamlined our ordering and installation processes with preconfigured XT Series medication and supply dispensing systems designed to offer our customers flexibility and maximum emergency impact. We believe these models have ample capacity and flexibility to meet a wide variety of needs of our customers, while maintaining security, safety, and workflow efficiency. In addition, to minimize the need for on-site visits and respect social distancing protocols, we are providing remote service options, training programs, and product demonstrations for our customers, leveraging technology to enable our sales team to operate in a remote sales environment, as well as providing our customers with options to self-install certain automation products.
From a supply chain perspective, we are working closely with our vendors to help ensure we are able to source key components and maintain appropriate inventory levels to meet customer demand. Although we have not experienced disruptions in our supply chain to date, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations.
Health systems, particularly in areas experiencing higher levels of COVID-19 cases, continue to face increased costs due to large surge expenditures to cover COVID-19 caseload and increasing prices for needed equipment, decreased revenue due to cancelled or postponed elective procedures and other reduced demand, as well as cash flow challenges. We believe these financial pressures have led our customers to delay or defer purchasing decisions and/or implementation of our solutions and expect that our customers may continue such delays and deferrals for the near to medium-term future. Moreover, the COVID-19 pandemic and measures to contain its impact have caused material disruptions in both national and global financial markets and economies. During the second quarter of 2020, we continued to see some delays in product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak. Additionally, our ability to access hospitals in order to perform implementations of capital equipment has been delayed in some cases, as many hospitals are consumed with treating sick patients. While the environment continues to change rapidly, we are beginning to see more positive indicators for our business in terms of both product bookings and revenues. In many regions, elective surgeries have resumed, and we have been able to resume some on-site sales activities in regions less impacted by COVID-19. Additionally, the overall level of system implementations has also been increasing. Based on management's current expectations, we believe that the product bookings and revenues in the second quarter of 2020 represent the lowest quarter of 2020, and we expect that product bookings and revenues will increase sequentially through the third and fourth quarters of 2020. In response to the COVID-19 pandemic, we have implemented and continue to focus on cost reduction initiatives in all aspects of our business, including, but not limited to, reduced travel costs, decreases certain in employee-related expenses, negotiating discounts with vendors, and delayed hiring and capital expenditures. Furthermore, during the second quarter of 2020, in addition to continuing our previously announced organizational realignment initiative to further align our organizational infrastructure and operations with the strategic vision of the autonomous pharmacy, we initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on our business and financial results.
In addition, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic, and provides tax relief to businesses. The CARES Act includes deferral of certain payroll taxes, relief for retaining employees, and certain other provisions. Although the provisions of the CARES Act did not have a material impact on our income taxes, we are currently benefiting from the deferral of certain payroll taxes through the end of fiscal year 2020.
While our fiscal year 2020 results will be impacted by the challenges and opportunities brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, in our ability to navigate through these unusual times, and in our ability to continue to execute on our long-term strategy, as we believe our customers and potential customers are increasingly embracing the vision of a fully autonomous pharmacy. However, the full impact of the COVID-19 pandemic and related containment measures cannot be predicted and to date, the COVID-19 pandemic and related containment measures have adversely affected and we expect they may continue to adversely affect, perhaps materially, our business, results of operations, financial condition, and liquidity.
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
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended June 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$138,942	$158,379	$(19,437)	(12)%
Percentage of total revenues	70%	73%
Services and other revenues	60,679	59,034	1,645	3%
Percentage of total revenues	30%	27%
Total revenues	$199,621	$217,413	$(17,792)	(8)%
Product revenues represented 70% and 73% of total revenues for the three months ended June 30, 2020 and 2019, respectively. Product revenues decreased by $19.4 million, primarily due to the impact of the COVID-19 pandemic as health systems have been focusing resources on COVID-19 essential activities during the second quarter of 2020.
Services and other revenues represented 30% and 27% of total revenues for the three months ended June 30, 2020 and 2019, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $1.6 million, primarily due to an increase in our installed customer base for our XT Series automated dispensing systems and IV solutions.
Our international sales represented 11% and 10% of total revenues for the three months ended June 30, 2020 and 2019, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Six Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$309,015	$303,989	$5,026	2%
Percentage of total revenues	72%	72%
Services and other revenues	120,292	115,941	4,351	4%
Percentage of total revenues	28%	28%
Total revenues	$429,307	$419,930	$9,377	2%
Product revenues represented 72% of total revenues for both the six months ended June 30, 2020 and 2019. Product revenues increased by $5.0 million, primarily due to the growth of XT Series automated dispensing systems as a result of increased XT Series upgrades from the previous generation of product, competitive conversions, and other add-on equipment, partially offset by lower revenues due to the impact of the COVID-19 pandemic as health systems have been focusing resources on COVID-19 essential activities during the second quarter of 2020.
Services and other revenues represented 28% of total revenues for both the six months ended June 30, 2020 and 2019. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $4.4 million, primarily due to an increase in our installed customer base for our XT Series automated dispensing systems and IV solutions.
Our international sales represented 10% and 11% of total revenues for the six months ended June 30, 2020 and 2019, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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

The effects of the COVID-19 pandemic have had an adverse impact on our revenues for the three months ended June 30, 2020. The pandemic continues to create uncertainties related to delays in installations and potential reductions in hospitals’ capital and overall spending in the near to medium-term future, and depending on the severity and duration of the COVID-19 pandemic and related containment measures, potentially into the longer-term. During the second quarter of 2020, we continued to see some delays in product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak. While the environment continues to change rapidly and there are uncertainties related to delays in installations and potential reductions in hospitals’ capital and overall spending, we are beginning to see more positive indicators for our business in terms of both product bookings and revenues. In many regions, elective surgeries have resumed, and we have been able to resume some on-site sales activities in regions less impacted by COVID-19. Additionally, the overall level of system implementations has also been increasing. Based on management's current expectations, we believe that the product bookings and revenues in the second quarter of 2020 represent the lowest quarter of 2020, and we expect that product bookings and revenues will increase sequentially through the third and fourth quarters of 2020. We cannot estimate the full extent to which the COVID-19 pandemic will impact our revenues in future periods.
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

	Three Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$85,779	$84,583	$1,196	1%
As a percentage of related revenues	62%	53%
Cost of services and other revenues	30,617	28,785	1,832	6%
As a percentage of related revenues	50%	49%
Total cost of revenues	$116,396	$113,368	$3,028	3%
As a percentage of total revenues	58%	52%

Gross profit	$83,225	$104,045	$(20,820)	(20)%
Gross margin	42%	48%
Cost of revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 increased by $3.0 million, of which $1.2 million was attributed to the increase in cost of product revenues and $1.8 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues was primarily driven by certain fixed costs, such as labor and overhead, which have not decreased proportionally with the decrease in product revenues for the three months ended June 30, 2020, as well as an increase in employee-related expenses related to restructuring initiatives, partially offset by cost-saving initiatives. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $1.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as well as additional investments in our service business to support new product offerings.
The overall decrease in gross margin primarily relates to lower revenues due to the impact of the COVID-19 pandemic and employee-related expenses related to restructuring initiatives, partially offset by lower costs associated with cost-saving initiatives. Our gross profit for the three months ended June 30, 2020 was $83.2 million, as compared to $104.0 million for the three months ended June 30, 2019.

	Six Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$176,051	$163,394	$12,657	8%
As a percentage of related revenues	57%	54%
Cost of services and other revenues	60,409	55,374	5,035	9%
As a percentage of related revenues	50%	48%
Total cost of revenues	$236,460	$218,768	$17,692	8%
As a percentage of total revenues	55%	52%

Gross profit	$192,847	$201,162	$(8,315)	(4)%
Gross margin	45%	48%
Cost of revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased by $17.7 million, of which $12.7 million was attributed to the increase in cost of product revenues and $5.0 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is reflective of investments made to support expected annual revenue levels which were impacted by the COVID-19 pandemic. While product revenues increased by $5.0 million for the six months ended June 30, 2020, cost of product revenues increased by $12.7 million primarily driven by certain fixed costs, such as labor and overhead. The increase in cost of product revenues was also driven by an increase in employee-related expenses related to restructuring initiatives, partially offset by cost-saving initiatives. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $4.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as well as additional investments in our service business to support new product offerings.
The overall decrease in gross margin primarily relates to lower revenues during the three months ended June 30, 2020 due to the impact of the COVID-19 pandemic, employee-related expenses related to restructuring initiatives, and additional investments in our service business, partially offset by lower costs associated with cost-saving initiatives. Our gross profit for the six months ended June 30, 2020 was $192.8 million, as compared to $201.2 million for the six months ended June 30, 2019.
The effects of the COVID-19 pandemic have had an adverse impact on our cost of revenues and gross margins for the three months ended June 30, 2020. We continue to expect to incur additional costs related to the COVID-19 pandemic including, but not limited to, additional compensation for certain essential employees and the purchase of personal protective equipment for our customer-facing and manufacturing personnel. However, the full impact the COVID-19 pandemic will have on gross margins cannot be estimated.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$20,830	$16,848	$3,982	24%
As a percentage of total revenues	10%	8%
Selling, general, and administrative	69,386	68,434	952	1%
As a percentage of total revenues	35%	31%
Total operating expenses	$90,216	$85,282	$4,934	6%
As a percentage of total revenues	45%	39%

Interest and other income (expense), net	$174	$(1,629)	$1,803	(111)%
Research and Development. Research and development expenses increased by $4.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily attributed to an increase of $2.9 million in employee-related expenses related to restructuring initiatives, as well as an increase of $0.7 million in other employee-related expenses in the research and development function.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $1.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to overall growth of operations and increase in overall headcount. The increase was primarily due to an increase of $4.0 million in employee-related expenses primarily related to increased headcount and an increase of $0.9 million of employee-related expenses related to restructuring initiatives, partially offset by certain cost savings, including reduced travel costs, and lower commission expenses attributable to lower bookings and revenues.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $1.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily driven by a $1.8 million decrease in other expenses as other income remained consistent period over period. The decrease in other expenses was primarily due to lower interest expense as a result of lower outstanding debt balance during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as well as favorable foreign currency fluctuations during the period.

	Six Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$39,482	$32,926	$6,556	20%
As a percentage of total revenues	9%	8%
Selling, general, and administrative	148,205	136,712	11,493	8%
As a percentage of total revenues	35%	33%
Total operating expenses	$187,687	$169,638	$18,049	11%
As a percentage of total revenues	44%	40%

Interest and other income (expense), net	$(648)	$(3,039)	$2,391	(79)%
Research and Development. Research and development expenses increased by $6.6 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily attributed to an increase of $3.7 million in employee-related expenses related to restructuring initiatives, as well as an increase of $1.8 million in other employee-related expenses in the research and development function. The increased spend is a result of our continued investments into automation, intelligence, and the cloud data platform.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $11.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to overall growth of operations and increase in overall headcount. The increase was primarily due to an increase of $10.5 million in employee-related expenses primarily related to increased headcount, an increase of $3.7 million in employee-related expenses related to restructuring initiatives, and an increase of $1.5 million in consulting expenses, partially offset by certain cost savings, including reduced travel costs, and lower commission expenses attributable to lower bookings and revenues.
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
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by a $1.9 million decrease in other expenses and a $0.5 million increase in other income. The decrease in other expenses was primarily due to lower interest expense as a result of lower outstanding debt balance during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in other income was primarily attributable to rebates and benefits from certain arrangements outside of our normal course of business.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,518)	$1,158	$(3,676)	(317)%

	Six Months Ended June 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(2,500)	$9,225	$(11,725)	(127)%
Our annual effective tax rate before discrete items was 28.0% and 24.8% for the six months ended June 30, 2020 and 2019, respectively. The increase in the estimated annual effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to state income taxes and non-deductible equity charges, partially offset by an increase in research and development credits.
Provision for income taxes for the six months ended June 30, 2020 included net discrete income tax benefit of $3.8 million, primarily due to a $3.3 million tax benefit from equity compensation.
Provision for income taxes for the six months ended June 30, 2019 included net discrete income tax expense of $2.2 million. The net discrete income tax expense is primarily related to recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. in the first quarter of 2019, offset by a discrete income tax benefit of $7.0 million related to equity compensation. In March 2020, Aesynt B.V. subsequently merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V.
Refer to Note 12, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $133.6 million at June 30, 2020 compared to $127.2 million at December 31, 2019. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019

	(In thousands)
Cash	$133,583	$127,210
Working Capital	$228,602	$246,242
Our ratio of current assets to current liabilities was 2.0:1 at both June 30, 2020 and December 31, 2019.
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
As of June 30, 2020, there was no outstanding loan balance for the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
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
For the three and six months ended June 30, 2020, we did not sell any of our common stock under the Distribution Agreement.
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
As of June 30, 2020, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of June 30, 2020, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. There were no stock repurchases during the six months ended June 30, 2020 and 2019.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Net cash provided by (used in):
Operating activities	$72,735	$53,760
Investing activities	(33,213)	(31,950)
Financing activities	(32,308)	(1,583)
Effect of exchange rate changes on cash and cash equivalents	(841)	63
Net increase in cash and cash equivalents	$6,373	$20,290
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $72.7 million for the six months ended June 30, 2020, primarily consisting of net income of $7.0 million adjusted for non-cash items of $47.0 million and changes in assets and liabilities of $18.7 million. The non-cash items primarily consisted of depreciation and amortization expense of $28.8 million, share-based compensation expense of $22.0 million, amortization of operating lease right-of-use assets of $5.2 million, amortization of debt issuance costs of $0.5 million, and a change in deferred income taxes of $9.4 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $28.2 million primarily due to an increase in collections and a decrease in billings due to timing of shipments, (ii) an increase in deferred revenues of $16.3 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for product requiring installation, (iii) an increase in other long-term liabilities of $4.4 million, (iv) a decrease in prepaid commissions of $4.0 million, and (v) a decrease in prepaid expenses of $1.2 million. These cash inflows were partially offset by (i) a decrease in accounts payable of $11.3 million primarily due to an overall decrease in spending, as well as timing of payments, (ii) an increase in inventories of $7.3 million to support forecasted sales, (iii) a decrease in operating lease liabilities of $5.2 million, (iv) an increase in other long-term assets of $4.6 million, (v) a decrease in accrued compensation of $3.1 million, (vi) a decrease in accrued liabilities of $2.8 million, and (vii) an increase in investment in sales-type leases of $1.4 million.
Net cash provided by operating activities was $53.8 million for the six months ended June 30, 2019, primarily consisting of net income of $19.3 million adjusted for non-cash items of $53.1 million, offset by changes in assets and liabilities of $18.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $25.9 million, share-based compensation expense of $16.7 million, amortization of operating lease right-of-use assets of $5.2 million, amortization of debt issuance costs of $1.1 million, and a change in deferred income taxes of $3.8 million. Changes in assets and liabilities include cash outflows from (i) an increase in accounts receivable and unbilled receivables of $9.2 million primarily due to an increase in billings, (ii) a decrease in accrued compensation of $8.0 million primarily due to a decrease in accrued commissions and restructuring expenses, as well as timing of payroll, (iii) a decrease in operating lease liabilities of $5.3 million, (iv) an increase in inventories of $4.5 million for inventory buildup in support of forecasted sales of new and existing products, and (v) an increase in investment in sales-type leases of $4.4 million. These cash outflows were partially offset by (i) an increase in other long-term liabilities of $3.9 million, (ii) a decrease in other long-term assets of $3.1 million, (iii) an increase in accounts payable of $2.1 million, (iv) an increase in accrued liabilities of $1.8 million, (v) a decrease in prepaid commissions of $1.5 million, and (vi) a decrease in prepaid expenses of $1.0 million.
Investing Activities
Net cash used in investing activities was $33.2 million for the six months ended June 30, 2020, which consisted of capital expenditures of $13.2 million for property and equipment, and $20.0 million for costs of software development for external use.

Net cash used in investing activities was $32.0 million for the six months ended June 30, 2019, which consisted of capital expenditures of $9.4 million for property and equipment, and $22.6 million for costs of software development for external use.
Financing Activities
Net cash used in financing activities was $32.3 million for the six months ended June 30, 2020, primarily due to the repayment of $50.0 million of the Current Revolving Credit Facility and $3.5 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $21.2 million in proceeds from employee stock option exercises and employee stock plan purchases.
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2019, primarily due to the repayment of $60.0 million of the Prior Facilities and $4.7 million in employees’ taxes paid related to restricted stock unit vesting, partially offset by $25.3 million in proceeds from employee stock option exercises and employee stock plan purchases, and $37.8 million of proceeds from sales of our common stock under the Distribution Agreement.
Contractual Obligations
There have been no significant changes during the six months ended June 30, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2019.
Contractual obligations as of June 30, 2020 were as follows:

	Payments due by period
	Total	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and thereafter

	(In thousands)
Operating leases (1)	$69,647	$6,890	$25,868	$16,719	$20,170
Purchase obligations (2)	66,313	64,679	848	689	97
Total (3)	$135,960	$71,569	$26,716	$17,408	$20,267
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
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of June 30, 2020, we did not have any outstanding foreign exchange forward contracts.

Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of June 30, 2020, there was no outstanding balance under the A&R Credit Agreement. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We use interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which are designated as cash flow hedges, involve the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. As of June 30, 2020, we did not have any outstanding interest rate swap agreements. Our interest rate swap agreement matured during the second quarter of 2019.
There were no significant changes in our market risk exposures during the six months ended June 30, 2020 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2020.

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
We face risks related to outbreaks of contagious diseases or other adverse public health epidemics, including the ongoing global novel coronavirus (COVID-19) pandemic, which has had an adverse effect and, depending on the severity and duration of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations.*
As a global provider of solutions for healthcare systems, our business may be adversely impacted by public health crises such as the ongoing global COVID-19 pandemic. In December 2019, an outbreak of the coronavirus which causes COVID-19 was first reported in Wuhan, China. The contagious disease spread to most of the countries in the world and throughout the United States, and, in March 2020, was declared a global pandemic by the World Health Organization and a U.S. national emergency. In the United States and many countries across the globe, efforts to contain the spread and mitigate the impact of COVID-19 continue, with the implementation of quarantines, government restrictions on travel and movement (including shelter-in-place orders), business closures and suspensions, cancelled events and activities, social distancing and other voluntary and/or mandated changes in behavior. Countries and territories are in varying stages of restrictions and re-opening in response to the COVID-19 pandemic, and certain jurisdictions have begun re-opening only to return to restrictions due to increasing levels of COVID-19 cases. Accordingly, the duration and severity of the COVID-19 pandemic, continuing government responses thereto, and the related impacts on our business are highly uncertain and remain difficult to predict. The continued spread of COVID-19, concerns over the pandemic and related containment measures have adversely impacted our workforce and operations, as well as those of our customers and suppliers, and have had an adverse effect and, depending on the severity and duration of the ongoing COVID-19 pandemic, could have a material adverse effect on our business, financial condition, and results of operations.
In these challenging and dynamic circumstances, we are working to maintain business continuity in order to support the needs of our customers, while protecting the health and well-being of our customers, their patients and our own employees (including those who are carrying out business-critical activities, such as service, implementation, training, supply chain and certain research and development activities). We have prohibited non-essential travel while prioritizing travel that is essential to the implementation and support of our products, suspended participation in group meetings and events while leveraging remote communication technology, and the vast majority of our non-manufacturing and non-customer facing personnel have transitioned to a work from home environment. While our manufacturing and distribution facilities have remained open due to our qualification as an essential business, we have increased cleaning and disinfection processes, implemented alternative scheduling procedures at our manufacturing facilities to enhance social distancing protocols, and procured and distributed personal protective equipment (“PPE”) to our customer-facing and manufacturing personnel consistent with guidelines we developed to help ensure proper distribution and use of such PPE. If significant or critical portions of our workforce are unable to work effectively, or at all, as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be materially adversely impacted. In addition, we have suspended in-person participation in certain customer, industry and investor meetings and other events, or such events have been cancelled, postponed or moved to virtual-only experiences, which has reduced our ability to engage with the healthcare and investor communities, and could negatively impact our business.
To support the needs of our customers on the frontline of the COVID-19 pandemic, during the first quarter of 2020, we launched a Rapid Response program to accelerate production and deployment of our XT Series automated dispensing systems to our customers. We streamlined our ordering and installation processes with preconfigured XT Series medication and supply dispensing systems designed to offer our customers flexibility and maximum emergency impact. However, our Rapid Response program may not meet customer expectations. In addition, to minimize the need for on-site visits and respect social distancing protocols, we are providing remote service options, training programs, and product demonstrations for our customers, leveraging technology to enable our sales team to operate in a remote sales environment, as well as providing our customers with options to self-install certain automation products. However, our remote training materials, and sales and service capabilities may be less effective than our ordinary in-person programs and service visits, which could adversely affect our relationships with new and prospective customers and harm our business.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, many health systems, particularly in areas experiencing increasing levels of COVID-19 cases, continue to face increased costs due to large surge expenditures to cover COVID-19 caseload and increasing prices for needed equipment, decreased revenue due to cancelled or postponed elective procedures and other reduced demand, as well as cash flow challenges. In addition, due to social distancing concerns, our customers may cancel, defer or delay purchases or installations of our solutions in order to reduce the number of personnel entering their facilities. Decisions by our customers to cancel, defer or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic to the extent not offset by financial assistance by federal, state and/or local governments, could decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results, perhaps materially. For example, during the second quarter of 2020, we continued to see some delays in product bookings and expect to see lower product bookings and revenues during the fiscal year 2020 compared to management’s expectations prior to the COVID-19 outbreak. Furthermore, during the second quarter of 2020, in addition to continuing our previously announced organizational realignment initiative to further align our organizational infrastructure and operations with the strategic vision of the autonomous pharmacy, we initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on our business and financial results.
In addition, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors, in particular for any of our suppliers and vendors that may not qualify as essential businesses and may continue to suffer more significant disruptions to their business operations. Although we have not experienced any material disruptions to our supply chain to date, any future prolonged disruption to our suppliers in impacted countries and territories, whether as a result of restricted travel, quarantine requirements, or closures of factories or businesses, or otherwise, could significantly disrupt our supply chain and impact our ability to produce our products to meet customer demand, which would negatively impact our sales and operating results.
Furthermore, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of capital and adversely impact access to capital not only for us, but also for our customers and suppliers. Weak economic conditions and inability to access capital in a timely manner, or at all, could reduce our customers’ demand for our products and services, which would adversely affect our operating results, perhaps materially. In addition, a recession, depression or other sustained adverse market event resulting from the pandemic could materially and adversely affect our business and the market price of our common stock.
The global COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 will continue to impact our business, results of operations, and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the severity and duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and the effectiveness of recent re-openings.
To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening certain other risks described in this “Risk Factors” section, including, but not limited to, those relating to unfavorable economic and market conditions, our ability to develop new products or enhance existing products, our need to generate sufficient cash flows to service our indebtedness, our tax rates, and our international operations.
Unfavorable economic and market conditions, a decreased demand in the capital equipment market, and uncertainty regarding the rollout of government legislation in the healthcare industry could adversely affect our operating results.*
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, including due to economic disruption caused by public health crises such as the COVID-19 pandemic, any effects of fiscal budget balancing at the federal level, proposed legislative changes or other uncertainties in connection with the current election year, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.
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
We operate in highly competitive markets, and we may be unable to compete successfully against new entrants and established companies with greater resources and/or existing business relationships with our current and potential customers.*
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, many of which have significantly greater financial, technical, marketing and other resources than we do. Our current direct competitors in the medication management automation solutions market include Becton, Dickinson and Company; ARxIUM; Cerner Corporation; Swisslog Healthcare as a division of KUKA; PAR Excellence Systems, Inc.; TECSYS Inc.; Baxter Healthcare Corporation; Grifols, S.A.; Willach Pharmacy Solutions; Yuyama Co., Ltd; RoboPharma B.V.; Meditech-Pharma; KLS GmbH; and Gollmann Kommissioniersysteme GmbH. Our current direct competitors in the medication adherence solutions market include Drug Package, Inc.; ARxIUM; Manchac Technologies, LLC; RX Systems, Inc.; McKesson Corporation; Digital Pharmacist Inc.; Tabula Rasa Healthcare, Inc. (through its acquisition of PrescribeWellness); Synergy Medical; Parata Systems; Medicine-On-Time; Cardinal Health, Inc.; WebsterCare; Becton, Dickinson and Company (through its BD ROWA brand); TriaTech Medical Systems Inc. (through its STOCKART brand); and JVM Co. Ltd.
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
Any reduction in the demand for or adoption of our medication management automation solutions, medication packaging systems, or related services would reduce our revenues.*
Our medication management automation solutions represent only one approach to managing the distribution of pharmaceuticals and supplies at acute healthcare facilities, and our medication packaging systems represent only one way of managing medication distribution at non-acute care facilities. While a significant portion of domestic acute care facilities have adopted some level of medication and/or supply automation, a significant portion of domestic and international healthcare facilities still use traditional approaches in some form that do not include fully automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the advantages of our products, which requires significant sales efforts, particularly when we are seeking to replace an incumbent supplier of medication management automation solutions, and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
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
When we experience delays in installations of our medication management automation solutions or our more complex medication packaging systems, and such delays result in delays in our ability to recognize revenue, our competitive position, results of operations, and financial condition could be harmed.*
The purchase of our medication management automation solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. As a result, our sales cycles are often lengthy. The purchase of our systems often entails larger strategic purchases by customers that frequently require more complex and stringent contractual requirements and generally involve a significant commitment of management attention and resources by prospective customers. These larger and more complex transactions often require the input and approval of many decision-makers, including pharmacy directors, materials managers, nurse managers, financial managers, information systems managers, administrators, lawyers, and boards of directors. In addition, new product announcements, such as that of our XT Series, can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with sales of our medication management automation solutions and our more complex medication packaging systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could have an adverse effect upon our operating results and could harm our business.
In addition, and in part as a result of the complexities inherent in larger transactions, the time between the purchase and installation of our systems can generally range from two weeks to one year. Delays in installation can occur for reasons that are often outside of our control. We have also experienced fluctuations in our customer and transaction size mix, which makes our ability to forecast our product bookings more difficult. Because we recognize revenues for our medication management automation solutions and our more complex medication packaging systems only upon installation at a customer’s site, any delay in installation (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) will also cause a delay in the recognition of the revenues for those systems.
We are subject to laws, regulations, and other legal obligations related to privacy, data protection, and information security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our Omnicell Patient Engagement platform to guide and track patient notes, interventions and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security. For example, The California Consumer Privacy Act of 2018, which became effective in January 2020 and enforceable by the California Attorney General on July 1, 2020, imposes additional obligations on companies that process information on California residents.
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
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.*
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million. At June 30, 2020, there was no outstanding loan balance for the revolving credit facility.
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
In connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of June 30, 2020, we had recorded approximately $449.2 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
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
If we are unable to maintain our relationships with group purchasing organizations (“GPOs”) or other similar organizations, we may have difficulty selling our products and services to customers represented by these organizations.
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
If we are not able to supply the demand from our institutional and retail pharmacy customers on schedule and with quality consumable medication packaging products, or if we are otherwise unable to maintain our relationships with major institutional pharmacies, they may use alternative means to distribute medications to their customers and our revenue from sales of blister cards and other consumables may decline.*
Approximately 10% of our revenues during the six months ended June 30, 2020 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not include any volume commitments on the part of the customer. Although our packaging may be considered the preferred method of maintaining control of medications during the medication distribution and administration process, institutional and retail pharmacies have alternative methods of distributing medications, including bulk and alternative packaging, and medication adherence packaging may be supplied by our competitors. To the extent that we are unable to supply quality packaging to our customers in a timely manner, that demand will be met via alternative distribution methods, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities (including due to any impact from public health crises such as the ongoing COVID-19 pandemic) will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
We depend on a limited number of suppliers for our products, and our business may suffer if we were required to change suppliers to obtain an adequate supply of components, equipment, and raw materials on a timely basis.*
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources of supply, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers (including due to the impact of public health crises such as the ongoing COVID-19 pandemic), or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products. These impacts could damage customer relationships and could harm our business.
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
If the market price of our common stock continues to be highly volatile, the investment value of our common stock may decline.*
Our common stock traded between $54.24 and $94.85 per share during the six months ended June 30, 2020. The market price for shares of our common stock has been and may continue to be highly volatile. In addition, our announcements or external events may have a significant impact on the market price of our common stock. These announcements or external events may include:
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
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action is concluded following the lead plaintiff's filing of a notice of voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in the market price of our common stock.

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
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $20.5 million as of June 30, 2020.
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
We grant stock options to certain of our employees as incentives to join Omnicell or as an on-going reward and retention vehicle. We had options outstanding to purchase approximately 4.1 million shares of our common stock, at a weighted-average exercise price of $58.17 per share as of June 30, 2020. If some or all of these shares are sold into the public market over a short time period, the price of our common stock may decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.
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

For example, we filed a “shelf” registration statement on Form S-3 under the Securities Act in November 2017 (the “S-3 Registration Statement”), allowing us, from time to time, to offer any combination of registered common stock, preferred stock, debt securities, and warrants. Under this S-3 Registration Statement, we also entered into a distribution agreement (the “Distribution Agreement”) in November 2017 with J.P. Morgan Securities, LLC, Wells Fargo Securities, LLC, and HSBC Securities (USA) Inc., as our sales agents, pursuant to which we may offer and sell from time to time through “at-the-market” offerings, up to an aggregate of $125.0 million of our common stock through the sales agents. As of June 30, 2020, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchase Programs
During the six months ended June 30, 2020, we did not repurchase any shares of our common stock under our stock repurchase programs. Refer to “Stock Repurchase Program” under Note 13, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Amended and Restated Bylaws of Omnicell, Inc.	10-Q	000-33043	3.4	5/4/2018

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

10.1*+	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended

10.2*+	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	July 31, 2020	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer