Form 10-Q
period 2020-09-30
OMNICELL, Inc
filed 2020-10-30
CIK 926326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 23, 2020, there were 42,307,178 shares of the registrant’s common stock, $0.001 par value, outstanding.

OMNICELL, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
OMNICELL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$629,171	$127,210
Accounts receivable and unbilled receivables, net of allowances of $3,839 and $3,227, respectively	188,102	218,362
Inventories	103,101	108,011
Prepaid expenses	20,399	14,478
Other current assets	22,631	15,177
Total current assets	963,404	483,238
Property and equipment, net	57,559	54,246
Long-term investment in sales-type leases, net	22,510	19,750
Operating lease right-of-use assets	50,415	56,130
Goodwill	336,456	336,539
Intangible assets, net	111,587	124,867
Long-term deferred tax assets	14,985	14,142
Prepaid commissions	46,649	48,862
Other long-term assets	115,712	103,036
Total assets	$1,719,277	$1,240,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,203	$46,380
Accrued compensation	35,778	44,155
Accrued liabilities	59,254	55,567
Deferred revenues, net	101,641	90,894
Total current liabilities	233,876	236,996
Long-term deferred revenues	5,163	7,083
Long-term deferred tax liabilities	35,584	39,090
Long-term operating lease liabilities	44,365	50,669
Other long-term liabilities	19,775	11,718
Revolving credit facility	—	50,000
Convertible senior notes, net	462,115	—
Total liabilities	800,878	395,556
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 52,168 and 51,277 shares issued; 42,274 and 42,132 shares outstanding, respectively	52	51
Treasury stock at cost, 9,894 and 9,145 shares outstanding, respectively	(238,109)	(185,074)
Additional paid-in capital	892,290	780,931
Retained earnings	274,345	258,792
Accumulated other comprehensive loss	(10,179)	(9,446)
Total stockholders’ equity	918,399	845,254
Total liabilities and stockholders’ equity	$1,719,277	$1,240,810
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenues:
Product revenues	$151,337	$168,488	$460,352	$472,477
Services and other revenues	62,362	60,317	182,654	176,258
Total revenues	213,699	228,805	643,006	648,735
Cost of revenues:
Cost of product revenues	86,689	86,695	262,740	250,089
Cost of services and other revenues	30,219	29,963	90,628	85,337
Total cost of revenues	116,908	116,658	353,368	335,426
Gross profit	96,791	112,147	289,638	313,309
Operating expenses:
Research and development	15,197	16,625	54,679	49,551
Selling, general, and administrative	71,442	70,876	219,647	207,588
Total operating expenses	86,639	87,501	274,326	257,139
Income from operations	10,152	24,646	15,312	56,170
Interest and other income (expense), net	809	(1,168)	161	(4,207)
Income before provision for income taxes	10,961	23,478	15,473	51,963
Provision for (benefit from) income taxes	2,156	3,495	(344)	12,720
Net income	$8,805	$19,983	$15,817	$39,243
Net income per share:
Basic	$0.21	$0.48	$0.37	$0.95
Diluted	$0.20	$0.46	$0.36	$0.92
Weighted-average shares outstanding:
Basic	42,802	41,771	42,606	41,283
Diluted	43,691	43,052	43,651	42,796
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Net income	$8,805	$19,983	$15,817	$39,243
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Unrealized losses on interest rate swap contracts	—	—	—	(420)
Foreign currency translation adjustments	3,510	(2,825)	(733)	(3,127)
Other comprehensive income (loss)	3,510	(2,825)	(733)	(3,547)
Comprehensive income	$12,315	$17,158	$15,084	$35,696
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2019	51,277	$51	(9,145)	$(185,074)	$780,931	$258,792	$(9,446)	$845,254
Net income	—	—	—	—	—	11,311	—	11,311
Other comprehensive loss	—	—	—	—	—	—	(4,694)	(4,694)
Share-based compensation	—	—	—	—	10,659	—	—	10,659
Issuance of common stock under employee stock plans	474	1	—	—	17,658	—	—	17,659
Tax payments related to restricted stock units	—	—	—	—	(1,425)	—	—	(1,425)
Cumulative effect of a change in accounting principle related to credit losses	—	—	—	—	—	(264)	—	(264)
Balances as of March 31, 2020	51,751	52	(9,145)	(185,074)	807,823	269,839	(14,140)	878,500
Net loss	—	—	—	—	—	(4,299)	—	(4,299)
Other comprehensive income	—	—	—	—	—	—	451	451
Share-based compensation	—	—	—	—	11,351	—	—	11,351
Issuance of common stock under employee stock plans	151	—	—	—	3,503	—	—	3,503
Tax payments related to restricted stock units	—	—	—	—	(2,045)	—	—	(2,045)
Balances as of June 30, 2020	51,902	52	(9,145)	(185,074)	820,632	265,540	(13,689)	887,461
Net income	—	—	—	—	—	8,805	—	8,805
Other comprehensive income	—	—	—	—	—	—	3,510	3,510
Share-based compensation	—	—	—	—	11,024	—	—	11,024
Issuance of common stock under employee stock plans	266	—	—	—	12,064	—	—	12,064
Tax payments related to restricted stock units	—	—	—	—	(631)	—	—	(631)
Stock repurchases	—	—	(749)	(53,035)	—	—	—	(53,035)
Equity component of convertible senior note issuance, net of issuance costs	—	—	—	—	97,830	—	—	97,830
Purchase of convertible note hedge	—	—	—	—	(100,625)	—	—	(100,625)
Sale of warrants	—	—	—	—	51,290	—	—	51,290
Tax benefits related to convertible senior notes and convertible note hedge	—	—	—	—	706	—	—	706
Balances as of September 30, 2020	52,168	$52	(9,894)	$(238,109)	$892,290	$274,345	$(10,179)	$918,399
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(In thousands)
Balances as of December 31, 2018	49,480	$50	(9,145)	$(185,074)	$678,041	$197,454	$(10,854)	$679,617
Net income	—	—	—	—	—	3,284	—	3,284
Other comprehensive income	—	—	—	—	—	—	352	352
At the market equity offering, net of costs	243	—	—	—	20,216	—	—	20,216
Share-based compensation	—	—	—	—	8,410	—	—	8,410
Issuance of common stock under employee stock plans	628	—	—	—	20,526	—	—	20,526
Tax payments related to restricted stock units	—	—	—	—	(1,920)	—	—	(1,920)
Balances as of March 31, 2019	50,351	50	(9,145)	(185,074)	725,273	200,738	(10,502)	730,485
Net income	—	—	—	—	—	15,976	—	15,976
Other comprehensive loss	—	—	—	—	—	—	(1,074)	(1,074)
At the market equity offering, net of costs	217	—	—	—	17,590	—	—	17,590
Share-based compensation	—	—	—	—	8,260	—	—	8,260
Issuance of common stock under employee stock plans	216	1	—	—	4,806	—	—	4,807
Tax payments related to restricted stock units	—	—	—	—	(2,802)	—	—	(2,802)
Balances as of June 30, 2019	50,784	51	(9,145)	(185,074)	753,127	216,714	(11,576)	773,242
Net income	—	—	—	—	—	19,983	—	19,983
Other comprehensive loss	—	—	—	—	—	—	(2,825)	(2,825)
Share-based compensation	—	—	—	—	8,505	—	—	8,505
Issuance of common stock under employee stock plans	266	—	—	—	9,696	—	—	9,696
Tax payments related to restricted stock units	—	—	—	—	(1,068)	—	—	(1,068)
Balances as of September 30, 2019	51,050	$51	(9,145)	$(185,074)	$770,260	$236,697	$(14,401)	$807,533
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Operating Activities
Net income	$15,817	$39,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,903	39,525
Loss on disposal of property and equipment	—	436
Share-based compensation expense	33,034	25,175
Deferred income taxes	(3,643)	4,023
Amortization of operating lease right-of-use assets	7,692	7,917
Amortization of debt issuance costs	754	1,718
Amortization of discount on convertible senior notes	249	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	29,653	(7,716)
Inventories	4,570	(7,015)
Prepaid expenses	(6,272)	(1,341)
Other current assets	(6,617)	974
Investment in sales-type leases	(3,273)	(5,120)
Prepaid commissions	2,213	909
Other long-term assets	(4,023)	3,944
Accounts payable	(8,659)	10,316
Accrued compensation	(8,377)	(8,161)
Accrued liabilities	3,281	5,262
Deferred revenues	8,827	3,900
Operating lease liabilities	(7,764)	(7,887)
Other long-term liabilities	8,057	4,086
Net cash provided by operating activities	109,422	110,188
Investing Activities
Software development for external use	(25,909)	(34,129)
Purchases of property and equipment	(17,265)	(12,632)
Net cash used in investing activities	(43,174)	(46,761)
Financing Activities
Proceeds from revolving credit facility	150,000	—
Repayment of debt and revolving credit facility	(200,000)	(60,000)
Payments for debt issuance costs for revolving credit facility	(550)	—
Proceeds from issuance of convertible senior notes, net of issuance costs	559,665	—
Purchase of convertible note hedge	(100,625)	—
Proceeds from sale of warrants	51,290	—
At the market equity offering, net of offering costs	—	37,806
Proceeds from issuances under stock-based compensation plans	33,226	35,029
Employees’ taxes paid related to restricted stock units	(4,101)	(5,790)
Stock repurchases	(53,035)	—
Net cash provided by financing activities	435,870	7,045
Effect of exchange rate changes on cash and cash equivalents	(157)	(387)
Net increase in cash and cash equivalents	501,961	70,085
Cash and cash equivalents at beginning of period	127,210	67,192
Cash and cash equivalents at end of period	$629,171	$137,277
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

OMNICELL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Supplemental disclosure of non-cash activities
Unpaid purchases of property and equipment	$319	$756
Transfers between inventory and property and equipment, net	$—	$1,549
Transfers from prepaid expenses to property and equipment	$—	$3,313
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,559	$957
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments, consisting of normal recurring adjustments and accruals, necessary to present fairly the financial position of the Company as of September 30, 2020 and December 31, 2019, the results of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020, except as discussed in the sections entitled “Allowance for Credit Losses” and “Recently Adopted Authoritative Guidance” below. The Company’s results of operations and comprehensive income for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020, or for any future period.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Adjustments
Certain prior-year amounts have been reclassified to conform with current-period presentation. This reclassification was a change in the presentation of certain items in the disaggregation of product revenues for the three and nine months ended September 30, 2019 in Note 2, Revenues. This change was not deemed material and was included to conform with current-period classification and presentation.
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
The Company’s critical accounting policies are those that affect its financial statements materially and involve difficult, subjective or complex judgments by management. As of September 30, 2020, the Company is not aware of any events or circumstances that would require an update to its estimates, judgments, or revisions to the carrying value of its assets or liabilities. Given the ongoing uncertainty surrounding the COVID-19 pandemic, events or circumstances may arise that could result in a change in estimates, judgments, or revisions to the carrying value of the Company’s assets or liabilities.
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
The allowance for credit losses is presented in the Condensed Consolidated Balance Sheets as a deduction from the respective asset balance. The following table summarizes the Company’s allowance for credit losses by asset type:

	September 30, 2020	December 31, 2019

	(In thousands)
Allowance for credit losses:
Accounts receivable and unbilled receivables	$3,839	$3,227
Long-term unbilled receivables (1)	30	—
Net investment in sales-type leases (2)	269	225
_________________________________________________
(1)    Included in other long-term assets in the Condensed Consolidated Balance Sheets.
(2)    Includes both current and long-term portions presented in other current assets and long-term investment in sales-type leases, net, respectively.
Changes in the allowances were not significant for the three and nine months ended September 30, 2020 and 2019.
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
Recently Issued Authoritative Guidance
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. This update permits the use of either the modified retrospective or fully retrospective method of transition. ASU 2020-06 will be effective for the Company beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its Condensed Consolidated Financial Statements.
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
A portion of the Company’s sales are made to customers who are members of Group Purchasing Organizations (“GPOs”). GPOs are often owned fully or in part by the Company’s customers, and the Company pays fees to the GPO on completed contracts. The Company considers these fees consideration paid to customers and records them as reductions to revenue. Fees to GPOs were $2.3 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $6.9 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Disaggregation of Revenues
The following table summarizes the Company’s product revenues disaggregated by revenue type for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Hardware and software	$130,046	$142,424	$389,398	$394,243
Consumables	16,840	22,204	58,173	67,706
Other	4,451	3,860	12,781	10,528
Total product revenues	$151,337	$168,488	$460,352	$472,477
The following table summarizes the Company’s revenues disaggregated by geographic region, which is determined based on customer location, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
United States	$193,639	$206,709	$579,425	$582,540
Rest of world (1)	20,060	22,096	63,581	66,195
Total revenues	$213,699	$228,805	$643,006	$648,735
_________________________________________________
(1)    No individual country represented more than 10% of total revenues.

Contract Assets and Contract Liabilities
The following table reflects the Company’s contract assets and contract liabilities:

	September 30, 2020	December 31, 2019

	(In thousands)
Short-term unbilled receivables, net (1)	$8,344	$11,707
Long-term unbilled receivables, net (2)	15,379	12,260
Total contract assets	$23,723	$23,967

Short-term deferred revenues, net	$101,641	$90,894
Long-term deferred revenues	5,163	7,083
Total contract liabilities	$106,804	$97,977
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
Short-term deferred revenues of $101.6 million and $90.9 million include deferred revenues from product sales and service contracts, net of deferred cost of sales of $24.2 million and $13.1 million, as of September 30, 2020 and December 31, 2019, respectively. The short-term deferred revenues from product sales relate to delivered and invoiced products, pending installation and acceptance, expected to occur within the next twelve months. During the three and nine months ended September 30, 2020, the Company recognized revenues of $13.2 million and $77.5 million, respectively, that were included in the corresponding gross short-term deferred revenues balance of $104.0 million as of December 31, 2019.
Long-term deferred revenues include deferred revenues from service contracts of $5.2 million and $7.1 million as of September 30, 2020 and December 31, 2019, respectively. Remaining performance obligations primarily relate to maintenance contracts and are recognized ratably over the remaining term of the contract, generally not more than five years.
Significant Customers
There were no customers that accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2020 and 2019. Also, there were no customers that accounted for more than 10% of the Company’s accounts receivable balance as of September 30, 2020 and December 31, 2019.
Note 3. Net Income Per Share
Basic net income per share is computed by dividing net income for the period by the weighted-average number of shares outstanding during the period. In periods of net loss, all potential common shares are anti-dilutive, so diluted net loss per share equals the basic net loss per share. In periods of net income, diluted net income per share is computed by dividing net income for the period by the basic weighted-average number of shares plus any dilutive potential common stock outstanding during the period, using the treasury stock method. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock awards, and restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes and warrants, as described in Note 9, Convertible Senior Notes. Any anti-dilutive weighted-average dilutive shares related to stock award plans, convertible senior notes, and warrants are excluded from the computation of the diluted net income per share.

The basic and diluted net income per share calculations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Net income	$8,805	$19,983	$15,817	$39,243
Weighted-average shares outstanding - basic	42,802	41,771	42,606	41,283
Effect of dilutive securities from stock award plans	889	1,281	1,045	1,513
Effect of dilutive convertible senior notes and warrants	—	—	—	—
Weighted-average shares outstanding - diluted	43,691	43,052	43,651	42,796

Net income per share - basic	$0.21	$0.48	$0.37	$0.95
Net income per share - diluted	$0.20	$0.46	$0.36	$0.92

Anti-dilutive weighted-average shares related to stock award plans	2,328	1,060	2,076	832
Anti-dilutive weighted-average shares related to convertible senior notes and warrants	11,816	—	11,816	—
Note 4. Cash and Cash Equivalents and Fair Value of Financial Instruments
Cash and cash equivalents of $629.2 million and $127.2 million as of September 30, 2020 and December 31, 2019, respectively, consisted of bank accounts with major financial institutions.
Fair Value Hierarchy
The Company measures its financial instruments at fair value. The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy as they are valued primarily using quoted market prices utilizing market observable inputs. The Company's interest rate swap contracts and credit facilities are classified within Level 2 as the valuation inputs are based on quoted prices or market observable data of similar instruments. The Company's convertible senior notes are classified within Level 2 as the valuation inputs are based on quoted prices in an inactive market on the last day in the reporting period. As of September 30, 2020, the fair value of the convertible senior notes was $592.2 million, compared to their carrying value of $462.1 million, which is net of unamortized discount and debt issuance costs and excludes amounts classified within additional paid-in capital. Refer to Note 8, Debt and Credit Agreements, for further information regarding the Company’s credit facilities and Note 9, Convertible Senior Notes for further information regarding the Company’s convertible senior notes.
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

Note 5. Balance Sheet Components
Balance sheet details as of September 30, 2020 and December 31, 2019 are presented in the tables below:

	September 30, 2020	December 31, 2019

	(In thousands)
Inventories:
Raw materials	$29,994	$31,331
Work in process	7,057	7,620
Finished goods	66,050	69,060
Total inventories	$103,101	$108,011

Other long-term assets:
Capitalized software, net	$93,929	$85,070
Unbilled receivables, net	15,379	12,260
Deferred debt issuance costs	4,527	4,700
Other assets	1,877	1,006
Total other long-term assets	$115,712	$103,036

Accrued liabilities:
Operating lease liabilities, current portion	$10,633	$10,058
Advance payments from customers	6,277	4,006
Rebates and lease buyouts	21,346	14,911
Group purchasing organization fees	4,211	5,934
Taxes payable	3,105	3,744
Other accrued liabilities	13,682	16,914
Total accrued liabilities	$59,254	$55,567
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Beginning balance	$(13,689)	$—	$(13,689)	$(11,576)	$—	$(11,576)
Other comprehensive income (loss) before reclassifications	3,510	—	3,510	(2,825)	—	(2,825)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	—	—
Net current-period other comprehensive income (loss), net of tax	3,510	—	3,510	(2,825)	—	(2,825)
Ending balance	$(10,179)	$—	$(10,179)	$(14,401)	$—	$(14,401)

	Nine Months Ended September 30,
	2020			2019
	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total	Foreign currency translation adjustments	Unrealized gain (loss) on interest rate swap hedges	Total

	(In thousands)
Beginning balance	$(9,446)	$—	$(9,446)	$(11,274)	$420	$(10,854)
Other comprehensive income (loss) before reclassifications	(733)	—	(733)	(3,127)	148	(2,979)
Amounts reclassified from other comprehensive income (loss), net of tax	—	—	—	—	(568)	(568)
Net current-period other comprehensive income (loss), net of tax	(733)	—	(733)	(3,127)	(420)	(3,547)
Ending balance	$(10,179)	$—	$(10,179)	$(14,401)	$—	$(14,401)

Note 6. Property and Equipment
The following table represents the property and equipment balances as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(In thousands)
Equipment	$100,221	$88,569
Furniture and fixtures	8,382	7,925
Leasehold improvements	20,695	18,979
Software	51,751	48,309
Construction in progress	6,028	6,179
Property and equipment, gross	187,077	169,961
Accumulated depreciation and amortization	(129,518)	(115,715)
Total property and equipment, net	$57,559	$54,246
Depreciation and amortization expense of property and equipment was $4.6 million and $4.5 million for the three months ended September 30, 2020 and 2019, respectively, and $13.6 million and $12.9 million for the nine months ended September 30, 2020 and 2019, respectively.
The geographic location of the Company's property and equipment, net, is based on the physical location in which it is located. The following table summarizes the geographic information for property and equipment, net, as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(In thousands)
United States	$51,467	$48,769
Rest of world (1)	6,092	5,477
Total property and equipment, net	$57,559	$54,246
_________________________________________________
(1)    No individual country represented more than 10% of total property and equipment, net.

Note 7. Goodwill and Intangible Assets
Goodwill
The following table represents changes in the carrying amount of goodwill:

	December 31, 2019	Additions	Foreign currency exchange rate fluctuations	September 30, 2020

	(In thousands)
Goodwill	$336,539	$—	$(83)	$336,456
Intangible Assets, Net
The carrying amounts and useful lives of intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$134,889	$(60,964)	$(1,088)	$72,837	10 - 30
Acquired technology	77,029	(42,008)	6	35,027	5 - 20
Backlog	1,150	(1,006)	—	144	4
Trade names	7,650	(5,603)	15	2,062	6 - 12
Patents	3,217	(1,701)	1	1,517	2 - 20
Total intangibles assets, net	$223,935	$(111,282)	$(1,066)	$111,587

	December 31, 2019
	Gross carrying amount (1)	Accumulated amortization	Foreign currency exchange rate fluctuations	Net carrying amount	Useful life (years)

	(In thousands, except for years)
Customer relationships	$135,234	$(54,860)	$(1,058)	$79,316	10 - 30
Acquired technology	77,142	(36,194)	5	40,953	3 - 20
Backlog	1,150	(791)	—	359	4
Trade names	7,650	(5,037)	11	2,624	6 - 12
Patents	3,217	(1,603)	1	1,615	2 - 20
Total intangibles assets, net	$224,393	$(98,485)	$(1,041)	$124,867
_________________________________________________
(1)    The differences in gross carrying amounts between periods are primarily due to the write-off of certain fully amortized intangible assets.
Amortization expense of intangible assets was $4.4 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively, and $13.3 million and $14.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The estimated future amortization expenses for amortizable intangible assets were as follows:

September 30, 2020

(In thousands)
Remaining three months of 2020	$4,280
2021	16,109
2022	14,814
2023	13,718
2024	7,959
Thereafter	54,707
Total	$111,587

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
2019 Revolving Credit Facility
On November 15, 2019, the Company refinanced the Prior Credit Agreement and entered into an Amended and Restated Credit Agreement (as subsequently amended as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement replaced the Prior Credit Agreement and provides for (a) a five-year revolving credit facility of $500.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million (the “Incremental Facility”). In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. The A&R Credit Agreement has an expiration date of November 15, 2024, upon which date all remaining outstanding borrowings will be due and payable.
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
On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions as described in Note 9, Convertible Senior Notes, expand the Company’s flexibility to repurchase its common stock and make other restricted payments and replace the total net leverage covenant with a new secured net leverage covenant that requires the Company to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020 and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
The A&R Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends, and other distributions. The A&R Credit Agreement contains financial covenants that require the Company and its subsidiaries to not exceed a maximum consolidated secured net leverage ratio (as described above) and maintain a minimum interest coverage ratio. In addition, the A&R Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy. The Company’s obligations under the A&R Credit Agreement and any swap obligations and banking services obligations owing to a lender (or an affiliate of a lender) are guaranteed by certain of its domestic subsidiaries and secured by substantially all of its and such subsidiary guarantors’ assets. In connection with entering into the A&R Credit Agreement, and as a condition precedent to borrowing loans thereunder, the Company and certain of the Company’s other direct and indirect subsidiaries have entered into certain ancillary agreements, including, but not limited to, a reaffirmation agreement, which amends certain terms of the existing collateral agreement and reaffirms their obligations under the existing guaranty agreement. The Company was in full compliance with all covenants as of September 30, 2020.
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
In connection with the A&R Credit Agreement on November 15, 2019, the Company incurred and capitalized an additional $2.3 million of debt issuance costs. In connection with the Amendment on September 22, 2020, the Company incurred and capitalized an additional $0.6 million of debt issuance costs. The debt issuance costs are being amortized to interest expense using the straight-line method through 2024. Amortization expense related to debt issuance costs for credit agreements was approximately $0.2 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and approximately $0.7 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest expense (exclusive of fees and debt issuance cost amortization) was approximately $0.3 million and $0.8 million for the three months ended September 30, 2020 and 2019, and approximately $0.5 million and $3.0 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table represents changes in the carrying amount of the Company’s debt obligations:

Current Revolving Credit Facility

(In thousands)
Balance as of December 31, 2019	$50,000
Proceeds	150,000
Repayments	(200,000)
Balance as of September 30, 2020	$—
The following table represents changes in the balance of the Company's deferred debt issuance costs:

(In thousands)
Balance as of December 31, 2019	$4,700
Additions	550
Amortization	(723)
Balance as of September 30, 2020	$4,527
Note 9. Convertible Senior Notes
0.25% Convertible Senior Notes due 2025
On September 25, 2020, the Company completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. The Company received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes were issued pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased or converted.
The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding May 15, 2025, only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate for the Notes on each such trading day; (iii) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; and (iv) upon the occurrence of specified corporate events, as specified in the Indenture. On or after May 15, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Notes may convert all or any portion of their Notes at any time, regardless of the foregoing conditions.
Upon conversion, the Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. The initial conversion rate for the Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $97.32 per share of the Company’s common stock, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. In addition, following certain corporate events that occur prior to the maturity date of the Notes or if the Company delivers a notice of redemption in respect of the Notes, the Company will, under certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes (or any portion thereof) in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period (as defined in the Indenture), as the case may be.
If the Company undergoes a fundamental change, holders may require, subject to certain exceptions, the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2020, none of the criteria for a fundamental change or a conversion rate adjustment had been met.
The Company may not redeem the Notes prior to September 20, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on or after September 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $150.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the date of the relevant notice of redemption. No sinking fund is provided for in the Notes.
Convertible debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance the Company allocated $461.8 million to the debt liability and $72.7 million to additional paid in capital, net of applicable issuance costs and deferred taxes. The difference between the principal amount of the Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Notes using an effective interest rate of 4.18%. The determination of the discount rate required certain estimates and assumptions. As of September 30, 2020, the remaining life of the Notes and the related debt discount and issuance cost accretion is approximately 5.0 years.
The maximum number of shares issuable upon conversion, including the effect of a fundamental change and subject to other conversion rate adjustments, would be 8.1 million shares.
The Notes consisted of the following balances reported in the Condensed Consolidated Balance Sheets as of September 30, 2020:

September 30, 2020

(In thousands)
Liability:
Principal amount	$575,000
Unamortized discount	(100,261)
Unamortized debt issuance costs	(12,624)
Convertible senior notes, liability component	$462,115

Equity:
Embedded conversion option	$100,510
Debt issuance costs	(2,680)
Deferred tax impact	(25,098)
Convertible senior notes, equity component (1)	$72,732
_________________________________________________
(1)    Included in additional paid-in capital in the Condensed Consolidated Balance Sheets.

The following table summarizes the components of interest expense resulting from the Notes recognized in interest and other income (expense), net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020:

Three and Nine Months Ended September 30, 2020

(In thousands)
Contractual coupon interest	$20
Amortization of discount	$249
Amortization of debt issuance costs	$31
Convertible Note Hedge and Warrant Transactions
In connection with the issuance of the Notes, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”) with respect to the Company’s common stock.
The convertible note hedge consists of an option for the Company to purchase up to approximately 5.9 million shares of the Company’s common stock, which is equal to the number of shares of the Company’s common stock underlying the Notes, at an initial strike price of approximately $97.32 per share. The convertible note hedge will expire upon the maturity of the Notes, if not earlier exercised or terminated. The cost of the convertible note hedge was approximately $100.6 million and was accounted for as an equity instrument, which was recorded in additional paid-in capital in the Condensed Consolidated Balance Sheets. The Company recorded a deferred tax asset of $25.8 million related to the convertible note hedge transaction. The convertible note hedge is expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes.
Separately from the convertible note hedge, the Company entered into warrant transactions to sell to the option counterparties warrants to acquire, subject to customary anti-dilution adjustments, up to approximately 5.9 million shares of its common stock in the aggregate at an initial strike price of $141.56 per share. The warrants require net share or net cash settlement upon the Company’s election. The Company received aggregate proceeds of approximately $51.3 million for the issuance of the warrants, which was recorded in additional paid in capital in the Condensed Consolidated Balance Sheets. The warrants could separately have a dilutive effect to the Company’s common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants.
Note 10. Lessor Leases
Sales-Type Leases
On a recurring basis, the Company enters into multi-year, sales-type lease agreements, with the majority varying in length from one to five years. The Company optimizes cash flows by selling a majority of its non-U.S. government sales-type leases to third-party leasing finance companies on a non-recourse basis. The Company has no obligation to the leasing company once the lease has been sold. Some of the Company's sales-type leases, mostly those relating to U.S. government hospitals which comprise approximately 66% of the lease receivable balance, are retained in-house.
The following table presents the Company’s income recognized from sales-type leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Sales-type lease revenues	$6,033	$9,017	$19,037	$33,833
Cost of sales-type lease revenues	(2,486)	(3,409)	(7,710)	(13,804)
Selling profit on sales-type lease revenues	$3,547	$5,608	$11,327	$20,029

Interest income on sales-type lease receivables	$450	$527	$1,437	$1,335

The receivables as a result of these types of transactions are collateralized by the underlying equipment leased and consist of the following components at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

	(In thousands)
Net minimum lease payments to be received	$35,837	$32,360
Less: Unearned interest income portion	(3,044)	(2,840)
Net investment in sales-type leases	32,793	29,520
Less: Current portion (1)	(10,283)	(9,770)
Long-term investment in sales-type leases, net	$22,510	$19,750
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
The maturity schedule of future minimum lease payments under sales-type leases retained in-house and the reconciliation to the net investment in sales-type leases reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2020

(In thousands)
Remaining three months of 2020	$4,654
2021	9,714
2022	8,867
2023	6,698
2024	3,904
Thereafter	2,000
Total future minimum sales-type lease payments	35,837
Present value adjustment	(3,044)
Total net investment in sales-type leases	$32,793
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
The following table represents the Company’s income recognized from operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Rental income	$2,863	$2,896	$8,864	$9,548
Note 11. Lessee Leases
The Company has operating leases for office buildings, data centers, office equipment, and vehicles. The Company’s leases have initial terms of one to 12 years. As of September 30, 2020, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Condensed Consolidated Balance Sheets was as follows:

September 30, 2020

(In thousands)
Remaining three months of 2020	$3,488
2021	13,667
2022	12,386
2023	8,761
2024	8,143
Thereafter	20,206
Total operating lease payments	66,651
Present value adjustment	(11,653)
Total operating lease liabilities (1)	$54,998
_________________________________________________
(1)    Amount consists of a current and long-term portion of operating lease liabilities of $10.6 million and $44.4 million, respectively. The short-term portion of the operating lease liabilities is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
Operating lease costs were $3.5 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $10.5 million and $11.0 million for the nine months ended September 30, 2020 and 2019, respectively. Short-term lease costs and variable lease costs were immaterial for the three and nine months ended September 30, 2020 and 2019.
The following table summarizes supplemental cash flow information related to the Company’s operating leases for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$10,543	$11,023
Right-of-use assets obtained in exchange for new lease liabilities	$1,559	$957
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term, years	5.9	6.4
Weighted-average discount rate, %	6.4%	6.4%
Note 12. Commitments and Contingencies
Purchase Obligations
In the ordinary course of business, the Company issues purchase orders based on its current manufacturing needs. As of September 30, 2020, the Company had non-cancelable purchase commitments of $66.4 million, of which $49.3 million are expected to be paid within the year ending December 31, 2020.
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

On January 10, 2018, a lawsuit was filed against a number of individuals, governmental agencies, and corporate entities, including the Company and one of its former subsidiaries, Aesynt Incorporated (“Aesynt”), which, through a series of mergers, has been merged into the Company, in the Circuit Court for the City of Richmond, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Centra Health, Inc., et al., Case No. CL18-152-1. The complaint sought monetary recovery of compensatory and punitive damages in addition to certain declaratory relief based upon, as against the individuals, governmental agencies, and corporate entities other than the Company and Aesynt, allegations of the use of excessive force, unlawful detention, false imprisonment, battery, simple and gross negligence and negligent hiring, retention, and training; and, as against the Company and Aesynt, claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt were never served with the complaint. Upon motion of the plaintiff, the Court issued an order on February 21, 2019 nonsuiting (dismissing) the case without prejudice. On August 21, 2019, a new lawsuit was filed against the Company and Aesynt, in the Circuit Court for the County of Albemarle, Virginia, captioned Ruth Ann Warner, as Guardian of Jonathan James Brewster Warner v. Aesynt Incorporated, et al., Case No CL19-1301. The complaint sought monetary recovery of damages based upon claims of product liability, negligence, and breach of implied warranties. The Company and Aesynt were never served with the complaint. On August 25, 2020, the Company and Aesynt filed a motion to dismiss for failure of the plaintiff to serve the complaint within one year of its filing date. On September 30, 2020, the Court dismissed the complaint with prejudice.
A class action lawsuit was filed against the Company, on June 5, 2019, in the Circuit Court of Cook County, Illinois, Chancery Division, captioned Corey Heard, individually and on behalf of all others similarly situated, v. Omnicell, Inc., Case No. 2019-CH-06817. The complaint seeks class certification, monetary damages in the form of statutory damages for willful and/or reckless or, in the alternative, negligent violation of the Illinois Biometric Information Privacy Act (“BIPA”), and certain declaratory, injunctive, and other relief based on causes of action directed to allegations of violation of BIPA by the Company. The complaint was served on the Company on June 13, 2019. On July 31, 2019, the Company filed a motion to stay or consolidate the case with the action Yana Mazya, et al. v. Northwestern Lake Forest Hospital, et al., Case No. 2018-CH-07161, pending in the Circuit Court of Cook County, Illinois, Chancery Division (the “Mazya Action”). The Court subsequently, on October 10, 2019, denied the motion, without prejudice, as being moot in view of the Company’s dismissal from the Mazya Action. The Company filed a motion to dismiss the complaint on October 31, 2019. The hearing on the Company’s motion to dismiss was held on September 2, 2020. The Court ruled from the bench and dismissed the complaint without prejudice giving plaintiff leave to file an amended complaint by September 30, 2020. Plaintiff filed an amended complaint on September 30, 2020 and the Company subsequently filed a motion to dismiss the complaint on October 28, 2020. A status conference is currently set for November 5, 2020. The Company intends to defend the lawsuit vigorously.
Note 13. Income Taxes
The Company generally provides for income taxes in interim periods based on the estimated annual effective tax rate for the year, adjusting for discrete items in the quarter in which they arise. The annual effective tax rate before discrete items was 30.1% and 24.6% for the nine months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate for the nine months ended September 30, 2020 was based on best estimates, which may fluctuate through the remainder of the year due to the volatility and uncertainty of global economic conditions in connection with the COVID-19 pandemic.
Due to continuing global operational centralization activities and legal entity rationalization, the Company recognized gain on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc., which resulted in a tax expense, net of tax benefit, of $9.6 million during the nine months ended September 30, 2019. In March 2020, Aesynt B.V. subsequently merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V. Due to continuing global operational centralization activities in the third quarter of 2020, the Company recognized a gain on Omnicell Limited transferring its shares in Omnicell GmbH to Omnicell International, LLC, which resulted in a discrete tax expense of $0.5 million during the nine months ended September 30, 2020. The Company also recognized a discrete tax benefit related to equity compensation in the amount of $4.2 million and $8.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The provisions of the CARES Act did not have a material impact on the Company’s income taxes.
As of September 30, 2020 and December 31, 2019, the Company had gross unrecognized tax benefits of $17.6 million and $16.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, but to record interest and penalties in interest and other income (expense), net in the Condensed Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the amount of accrued interest and penalties was $1.2 million and $1.0 million, respectively.
The Company files income tax returns in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including major jurisdictions such as the United States, Germany, Italy, Netherlands, and the United Kingdom. With few exceptions, as of September 30, 2020, the Company was no longer subject to United States, state, and foreign examination for years before 2016, 2015, and 2015, respectively.
Although the Company believes it has adequately provided for uncertain tax positions, the provisions on these positions may change as revised estimates are made or the underlying matters are settled or otherwise resolved. It is not possible at this time to reasonably estimate changes in the unrecognized tax benefits within the next twelve months.
Note 14. Employee Benefits and Share-Based Compensation
Stock-Based Plans
For a detailed explanation of the Company's stock plans, refer to Note 13, Employee Benefits and Share-Based Compensation, of the Company's annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020.
Share-Based Compensation Expense
The following table sets forth the total share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands)
Cost of product and service revenues	$1,758	$1,316	$5,658	$4,194
Research and development	1,577	1,652	5,199	4,938
Selling, general, and administrative	7,689	5,537	22,177	16,043
Total share-based compensation expense	$11,024	$8,505	$33,034	$25,175
Stock Options and ESPP Shares
The following assumptions were used to value stock options and Employee Stock Purchase Plan (“ESPP”) shares granted pursuant to the Company’s equity incentive plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Stock options
Expected life, years	4.7	4.3	4.7	4.4
Expected volatility, %	41.2%	34.7%	39.0%	33.7%
Risk-free interest rate, %	0.3%	1.6%	0.7%	2.1%
Estimated forfeiture rate, %	5.7%	7.2%	5.7%	7.2%
Dividend yield, %	—%	—%	—%	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Employee stock purchase plan shares
Expected life, years	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility, %	30.4% - 53.5%	28.9% - 39.9%	30.4% - 53.5%	28.2% - 39.9%
Risk-free interest rate, %	0.1% - 2.7%	1.4% - 2.7%	0.1% - 2.7%	1.3% - 2.7%
Dividend yield, %	—%	—%	—%	—%
Stock Options Activity
The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Outstanding at December 31, 2019	3,902	$52.75	7.7	$113,198
Granted	1,065	75.92
Exercised	(446)	38.10
Expired	(11)	59.08
Forfeited	(356)	65.84
Outstanding at September 30, 2020	4,154	$59.12	7.6	$72,331
Exercisable at September 30, 2020	1,763	$43.38	6.0	$55,936
Vested and expected to vest at September 30, 2020 and thereafter	3,973	$58.49	7.5	$71,456
The weighted-average fair value per share of options granted during the three months ended September 30, 2020 and 2019 was $23.75 and $21.59, respectively, and the weighted-average fair value per share of options granted during the nine months ended September 30, 2020 and 2019 was $25.30 and $23.41, respectively. The intrinsic value of options exercised during the three months ended September 30, 2020 and 2019 was $4.1 million and $2.7 million, respectively, and during the nine months ended September 30, 2020 and 2019 was $16.5 million and $27.0 million, respectively.
As of September 30, 2020, total unrecognized compensation cost related to unvested stock options was $50.4 million, which is expected to be recognized over a weighted-average vesting period of 2.9 years.
Employee Stock Purchase Plan Activity
For the nine months ended September 30, 2020 and 2019, employees purchased approximately 333,000 and 374,000 shares of common stock, respectively, under the ESPP at weighted average prices of $48.77 and $41.44, respectively. As of September 30, 2020, the unrecognized compensation cost related to the shares to be purchased under the ESPP was approximately $6.2 million and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
Summaries of the restricted stock activity under the Company’s 2009 Equity Incentive Plan, as amended (the “2009 Plan”) are presented below for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Years	Aggregate Intrinsic Value

	(In thousands, except per share data)
Restricted stock units
Outstanding at December 31, 2019	544	$66.65	1.6	$44,492
Granted (Awarded)	285	72.10
Vested (Released)	(107)	56.60
Forfeited	(104)	66.12
Outstanding and unvested at September 30, 2020	618	$71.00	1.6	$46,114
As of September 30, 2020, total unrecognized compensation cost related to RSUs was $40.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

	Number of Shares	Weighted-Average Grant Date Fair Value

	(In thousands, except per share data)
Restricted stock awards
Outstanding at December 31, 2019	17	$81.92
Granted (Awarded)	21	68.11
Vested (Released)	(17)	81.92
Outstanding and unvested at September 30, 2020	21	$68.11
As of September 30, 2020, total unrecognized compensation cost related to RSAs was $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.
Performance-Based Restricted Stock Units (“PSUs”)
A summary of the performance-based restricted stock activity under the 2009 Plan is presented below for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Unit

	(In thousands, except per share data)
Outstanding at December 31, 2019	134	$55.82
Granted	63	82.41
Vested	(44)	54.25
Forfeited	(5)	81.72
Outstanding and unvested at September 30, 2020	148	$66.69
As of September 30, 2020, total unrecognized compensation cost related to PSUs was approximately $4.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

Summary of Shares Reserved for Future Issuance under Equity Incentive Plans
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2020:

Number of Shares

(In thousands)
Share options outstanding	4,154
Non-vested restricted stock awards	787
Shares authorized for future issuance	1,553
ESPP shares available for future issuance	1,206
Total shares reserved for future issuance	7,700
Stock Repurchase Program
On August 2, 2016, the Company's Board of Directors (the “Board”) authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2020, the maximum dollar value of shares that may yet be purchased under the 2014 Repurchase Program and the 2016 Repurchase Program was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
On September 17, 2020, the Board authorized a one-time stock repurchase transaction providing for the repurchase of up to $75.0 million of the Company’s common stock in privately negotiated transactions concurrently with the issuance of the Notes, described in Note 9, Convertible Senior Notes. In September 2020, the Company repurchased 749,300 shares of its common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. There will be no further repurchases under this one-time authorization.
During the three and nine months ended September 30, 2020 and 2019, the Company did not repurchase any of its outstanding common stock including under the 2014 Repurchase Program and the 2016 Repurchase Program, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
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
For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, the Company did not sell any of its common stock under the Distribution Agreement.
For the nine months ended September 30, 2019, the Company received gross proceeds of $38.5 million from sales of its common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of its common stock at an average price of approximately $83.81 per share.
As of September 30, 2020, the Company had an aggregate of $31.5 million available to be offered under the Distribution Agreement. The registration statement under which the shares that may be sold pursuant to the Distribution Agreement are registered will expire on November 3, 2020.
Note 16. Restructuring Expenses
In the first quarter of 2020, the Company announced a company-wide organizational realignment initiative in order to more effectively align its organizational infrastructure and operations with the strategic vision of the autonomous pharmacy. In the second quarter of 2020, the Company continued its organizational realignment initiative, as well as initiated a restructuring plan to help mitigate the adverse impact of the COVID-19 pandemic on its business and financial results. During the nine months ended September 30, 2020, the Company incurred and accrued $10.0 million of employee severance costs and related expenses. As of September 30, 2020, the unpaid balance related to this restructuring plan was $1.0 million.
The following table summarizes the total restructuring expense recognized in the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020

(In thousands)
Cost of product and service revenues	$2,564
Research and development	3,716
Selling, general, and administrative	3,681
Total restructuring expense	$9,961
Note 17. Subsequent Events
On October 1, 2020, the Company completed the acquisition of the 340B Link Business of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among the Company, PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative (the “Purchase Agreement”). The purchase price was $225.0 million, subject to certain adjustments as provided for in the Purchase Agreement. The acquisition was funded with proceeds from the issuance of the Notes. Refer to Note 9, Convertible Senior Notes, for further information regarding the issuance of the Notes. The Company is in the process of evaluating the business combination accounting considerations, including the consideration transferred and the initial purchase price allocation.
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
•our expected uses for the remaining proceeds from the offering of our convertible notes;
•our ability to protect our intellectual property and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
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
We own various trademarks and service marks used in our business, including the following registered and unregistered marks which appear in this report: Omnicell®, the Omnicell logo, Ateb®, InPharmics®, Aesynt®, Performance CenterTM, and EnlivenHealthTM. This report also includes the trademarks and service marks of other companies. All other trademarks and service marks used in this report are the marks of their respective holders.

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
Approximately 7,000 facilities worldwide use our automation and analytics solutions to help increase operational efficiency, reduce medication errors, deliver actionable intelligence, and improve patient safety. Approximately 50,000 institutional and retail pharmacies across North America and the United Kingdom leverage our innovative medication adherence and population health solutions to improve patient engagement and adherence to prescriptions, helping to reduce costly hospital readmissions. We sell our product and consumable solutions together with related service offerings. Revenues generated in the United States represented 91% and 90% of our total revenues for the three months ended September 30, 2020 and 2019, respectively, and 90% of our total revenues for both the nine months ended September 30, 2020 and 2019.
Over the past several years, our business has expanded from a single-point solution to a platform of products and services that will help to further advance the vision of the autonomous pharmacy. This has resulted in larger deal sizes across multiple products, services, and implementations for customers and, we believe, more comprehensive, valuable, and enduring relationships.
We utilize product bookings as an indicator of the success of our business. Product bookings consist of all firm orders, as evidenced generally by a non-cancelable contract and purchase order for equipment and software products, and by a purchase order for consumables. Equipment and software product bookings are generally installable within twelve months of booking, and, other than sales based on subscription services, are generally recorded as revenue upon customer receipts of goods or acceptance of the installation.
In addition to product solution sales, we provide services to our customers. We provide installation planning and consulting as part of most product sales which is generally included in the initial price of the solution. To help assure the maximum availability of our systems, our customers typically purchase maintenance and support contracts in increments of one to five years. As a result of the growth of our installed base of customers, our service revenues have also grown.
Our full-time headcount was approximately 2,670 and 2,700 on September 30, 2020 and December 31, 2019, respectively.
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
Strategy
We are committed to being the care provider’s most trusted partner and executing on the vision of the autonomous pharmacy by delivering automation, intelligence, and services designed to transform the pharmacy care delivery model, helping to dramatically improve outcomes and lower costs for our healthcare partners. We believe there are significant challenges in pharmacy including, but not limited to, medication errors, drug shortages, medication loss due to drug diversion, significant medication waste and expiration costs, a high level of manual steps in the medication management automation process, complexity around compliance requirements, high pharmacy employee turnover rates, hospitalizations from adverse drug events in outpatient settings, high variability in outcomes, and limited inventory visibility. We believe that these significant challenges in pharmacy drive the demand for our solutions and represent large market opportunities in three product categories:
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
•Retail, Institutional, and Payer. We believe the Retail, Institutional, and Payer market represents a large opportunity as the majority of drugs are distributed in the non-acute sector. New technology is leading to innovation at traditional retail providers, which combined with the move to value-based care results, we believe will incentivize the market to adopt solutions to help providers and payers engage patients in new ways that lower the total cost of care. We believe adoption of our EnlivenHealth (formerly Population Health Solutions) portfolio of software products and services, along with medication adherence packaging, will increase adherence performance rates, increase prescription volume for our customers and reduce hospital and emergency room visits due to improved adherence.
We believe our technology, services, and solutions within these three product categories position us well to address the needs of retail, acute, and post-acute pharmacy providers.
Coronavirus (COVID-19) Update
Keeping in mind our role in the healthcare industry, we are continuing to closely monitor the COVID-19 pandemic. Our top priorities remain protecting the health and well-being of our customers, their patients, and our employees, while maintaining business continuity to meet the needs of our customers. In order to operate in a safe manner, we continue to follow the health and safety guidelines of the U.S. Centers for Disease Control and Prevention and local and state public health departments in each of the regions where we operate. Our manufacturing and distribution facilities have remained open due to our qualification as an essential business and to date, we have not experienced disruptions in our manufacturing activities. The vast majority of our non-manufacturing and non-customer facing personnel continue to work from home. In addition, to minimize the need for on-site visits, we are providing remote service and installation options, training programs, and product demonstrations for our customers, leveraging technology to enable our sales team to operate in a remote sales environment. Although we have not experienced disruptions in our supply chain to date, we cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue.
As a result of the pandemic, health systems have faced increased costs, decreased revenues and cash flow challenges due to cancelled or postponed elective procedures and other reduced demand. We believe these financial pressures led our customers to delay or defer purchasing decisions and/or implementation of our solutions during the first half of 2020, which resulted in delayed implementations and lower product bookings compared to management’s expectations prior to the COVID-19 outbreak. In the third quarter of 2020, we began to see our customers returning to more normal business operations, with increases in elective surgeries and hospital admissions as well as spending returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. This enabled us to resume implementations that were delayed in the first half of the year, providing more visibility into product bookings for the fourth quarter of 2020. As a result, we now expect product bookings for 2020 to return to levels consistent with management’s expectations prior to the pandemic.
In response to the COVID-19 pandemic, we have implemented and continue to focus on cost reduction initiatives in all aspects of our business and remain mindful of the uncertainty related to the pandemic.
While our fiscal year 2020 results will be impacted by the challenges and opportunities brought on by the COVID-19 pandemic, we remain confident in the overall health of our business, in our ability to navigate through these unusual times, and in our ability to continue to execute on our long-term strategy, as we believe our customers and potential customers are increasingly embracing the vision of a fully autonomous pharmacy. However, the full impact of the COVID-19 pandemic and related containment measures cannot be predicted and to date, the COVID-19 pandemic and related containment measures have adversely affected and may continue to adversely affect, perhaps materially, our business, results of operations, financial condition, and liquidity.

Acquisitions
    On October 1, 2020, we completed the acquisition of the 340B Link business (the “340B Link Business”) of Pharmaceutical Strategies Group, LLC pursuant to the terms and conditions of the Equity Purchase Agreement, dated August 11, 2020, as amended, by and among the Company, PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the seller’s representative (the “Purchase Agreement”). The purchase price was $225.0 million, subject to certain adjustments as provided for in the Purchase Agreement. The acquisition adds to our portfolio a comprehensive and differentiated suite of software-enabled services and solutions used by certain eligible hospitals, health systems, clinics, and entities to manage compliance and capture 340B drug cost savings on outpatient prescriptions filled through the eligible entity’s pharmacy or a contracted pharmacy partner. We will record the purchase of the 340B Link Business using the business combination method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of the operations of the 340B Link business will be included in our consolidated results of operations beginning October 1, 2020. We are currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence our purchase price allocation in the fourth quarter of 2020.
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
•Convertible senior notes;
•Share-based compensation; and
•Accounting for income taxes.
There were no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended September 30, 2020 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019, except as discussed in “Recently Adopted Authoritative Guidance” in Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements and the issuance of the convertible senior notes as discussed in Note 9, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Recently Issued Authoritative Guidance
Refer to Note 1, Organization and Summary of Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements in this quarterly report for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$151,337	$168,488	$(17,151)	(10)%
Percentage of total revenues	71%	74%
Services and other revenues	62,362	60,317	2,045	3%
Percentage of total revenues	29%	26%
Total revenues	$213,699	$228,805	$(15,106)	(7)%
Product revenues represented 71% and 74% of total revenues for the three months ended September 30, 2020 and 2019, respectively. Product revenues decreased by $17.2 million, primarily due to the impact of the COVID-19 pandemic as health systems have continued to focus resources on COVID-19 essential activities during the third quarter of 2020.
Services and other revenues represented 29% and 26% of total revenues for the three months ended September 30, 2020 and 2019, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $2.0 million, primarily due to an increase in our installed customer base.
Our international sales represented 9% and 10% of total revenues for the three months ended September 30, 2020 and 2019, respectively, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.

	Nine Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Product revenues	$460,352	$472,477	$(12,125)	(3)%
Percentage of total revenues	72%	73%
Services and other revenues	182,654	176,258	6,396	4%
Percentage of total revenues	28%	27%
Total revenues	$643,006	$648,735	$(5,729)	(1)%
Product revenues represented 72% and 73% of total revenues for the nine months ended September 30, 2020 and 2019, respectively. Product revenues decreased by $12.1 million, primarily due to the impact of the COVID-19 pandemic as health systems have been focusing resources on COVID-19 essential activities during the second and third quarters of 2020.
Services and other revenues represented 28% and 27% of total revenues for the nine months ended September 30, 2020 and 2019, respectively. Services and other revenues include revenues from service and maintenance contracts, and rentals of automation systems. Services and other revenues increased by $6.4 million, primarily due to an increase in our installed customer base.
Our international sales represented 10% of total revenues for both the nine months ended September 30, 2020 and 2019, and are expected to be affected by foreign currency exchange rate fluctuations. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates.
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
The effects of the COVID-19 pandemic have had an adverse impact on our revenues for the three and nine months ended September 30, 2020. During the first half of 2020, we experienced delays in implementations and lower product bookings compared to management’s expectations prior to the COVID-19 outbreak. In the third quarter of 2020, we began to see our customers returning to more normal business operations, with increases in elective surgeries and hospital admissions as well as spending returning to pre-pandemic purchasing patterns consistent with long-term strategic investments. This enabled us to resume implementations that were delayed in the first half of the year, providing more visibility into product bookings for the fourth quarter of 2020 and fiscal year 2021. As a result, we now expect product bookings for 2020 to return to levels consistent with management’s expectations prior to the pandemic. Based on management's current expectations, we believe revenues will increase sequentially through the fourth quarter of 2020. Future developments with respect to the COVID-19 pandemic remain uncertain and may impact future periods.
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

	Three Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$86,689	$86,695	$(6)	—%
As a percentage of related revenues	57%	51%
Cost of services and other revenues	30,219	29,963	256	1%
As a percentage of related revenues	48%	50%
Total cost of revenues	$116,908	$116,658	$250	—%
As a percentage of total revenues	55%	51%

Gross profit	$96,791	$112,147	$(15,356)	(14)%
Gross margin	45%	49%
Cost of revenues for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 increased by $0.3 million, primarily due to the increase in cost of services and other revenues of $0.3 million while the cost of product revenues remained consistent. The cost of product revenues is reflective of investments made to drive the customer experience and support expected annual revenue levels which were impacted by the COVID-19 pandemic. The cost of product revenues remained consistent while product revenues decreased by $17.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to certain fixed costs, such as labor and overhead, which have not decreased proportionally with the decrease in product revenues for the three months ended September 30, 2020, partially offset by cost-saving initiatives. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $2.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, as well as a change in the mix of services with higher margins.
The overall decrease in gross margin primarily relates to lower revenues due to the impact of the COVID-19 pandemic, partially offset by lower costs associated with cost-saving initiatives. Our gross profit for the three months ended September 30, 2020 was $96.8 million, as compared to $112.1 million for the three months ended September 30, 2019.

	Nine Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Cost of revenues:
Cost of product revenues	$262,740	$250,089	$12,651	5%
As a percentage of related revenues	57%	53%
Cost of services and other revenues	90,628	85,337	5,291	6%
As a percentage of related revenues	50%	48%
Total cost of revenues	$353,368	$335,426	$17,942	5%
As a percentage of total revenues	55%	52%

Gross profit	$289,638	$313,309	$(23,671)	(8)%
Gross margin	45%	48%
Cost of revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 increased by $17.9 million, of which $12.7 million was attributed to the increase in cost of product revenues and $5.3 million was attributed to the increase in cost of services and other revenues. The increase in cost of product revenues is reflective of investments made to drive the customer experience and support expected annual revenue levels which were impacted by the COVID-19 pandemic. While product revenues decreased by $12.1 million for the nine months ended September 30, 2020, cost of product revenues increased by $12.7 million primarily driven by certain fixed costs, such as labor and overhead. The increase in cost of product revenues was also driven by an increase in employee-related expenses related to restructuring initiatives, partially offset by cost-saving initiatives. The increase in cost of services and other revenues was primarily driven by the increase in services and other revenues of $6.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, as well as additional investments in our service business to support new product offerings.
The overall decrease in gross margin primarily relates to lower revenues during the nine months ended September 30, 2020 due to the impact of the COVID-19 pandemic, employee-related expenses related to restructuring initiatives, and additional investments in our service business, partially offset by lower costs associated with cost-saving initiatives. Our gross profit for the nine months ended September 30, 2020 was $289.6 million, as compared to $313.3 million for the nine months ended September 30, 2019.
The effects of the COVID-19 pandemic have had an adverse impact on our cost of revenues and gross margins for the three and nine months ended September 30, 2020. We continue to expect to incur additional costs related to the COVID-19 pandemic including, but not limited to, the purchase of personal protective equipment for our customer-facing and manufacturing personnel. Future developments with respect to the COVID-19 pandemic remain uncertain and may impact future periods.
Operating Expenses and Interest and Other Income (Expense), Net

	Three Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$15,197	$16,625	$(1,428)	(9)%
As a percentage of total revenues	7%	7%
Selling, general, and administrative	71,442	70,876	566	1%
As a percentage of total revenues	33%	31%
Total operating expenses	$86,639	$87,501	$(862)	(1)%
As a percentage of total revenues	41%	38%

Interest and other income (expense), net	$809	$(1,168)	$1,977	(169)%

Research and Development. Research and development expenses decreased by $1.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease was primarily attributed to a decrease of $1.4 million in consulting expenses and a decrease of $1.1 million in employee-related expenses, partially offset by various increases due to the timing of projects. The decrease in employee-related expenses is primarily due to the decrease in headcount as a result of the restructuring activity during the first and second quarters of 2020.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $0.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase of $5.1 million in employee-related expenses primarily related to increased headcount and an increase of $3.1 million in acquisition-related expenses, partially offset by approximately $7.2 million of certain cost savings, including reduced travel costs, and lower commission and bonus expenses attributable to lower bookings in the first half of 2020 and lower revenues.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $2.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by a $1.4 million decrease in other expenses and a $0.6 million increase in other income. The decrease in other expenses was primarily due to lower interest expense as a result of lower outstanding debt balance during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as well as favorable foreign currency fluctuations during the period.

	Nine Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Operating expenses:
Research and development	$54,679	$49,551	$5,128	10%
As a percentage of total revenues	9%	8%
Selling, general, and administrative	219,647	207,588	12,059	6%
As a percentage of total revenues	34%	32%
Total operating expenses	$274,326	$257,139	$17,187	7%
As a percentage of total revenues	43%	40%

Interest and other income (expense), net	$161	$(4,207)	$4,368	(104)%
Research and Development. Research and development expenses increased by $5.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily attributed to an increase of $3.7 million in employee-related expenses related to restructuring initiatives during the first and second quarters of 2020 as well as an increase of $0.7 million in other employee-related expenses in the research and development function. The increased spend is a result of our continued investments into automation, intelligence, and the cloud data platform.
Selling, General, and Administrative. Selling, general, and administrative expenses increased by $12.1 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to overall growth of operations and increase in overall headcount. The increase was primarily due to an increase of $18.0 million in employee-related expenses primarily related to increased headcount, an increase of $3.7 million in employee-related expenses related to restructuring initiatives, and an increase of $3.1 million in acquisition-related expenses, partially offset by approximately $14.2 million of certain cost savings, including reduced travel costs, and lower commission and bonus expenses attributable to lower bookings in the first half of 2020 and lower revenues.
In response to the COVID-19 pandemic, we have implemented and continue to focus on cost reduction initiatives in all aspects of our business and remain mindful of the uncertainty related to the pandemic.
Interest and Other Income (Expense), Net. Interest and other income (expense), net changed by $4.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by a $3.3 million decrease in other expenses and a $1.1 million increase in other income. The decrease in other expenses was primarily due to lower interest expense as a result of lower outstanding debt balance during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as well as favorable foreign currency fluctuations during the period. The increase in other income was primarily attributable to benefits from certain arrangements outside of our normal course of business.

Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for income taxes	$2,156	$3,495	$(1,339)	(38)%

	Nine Months Ended September 30,
			Change in
	2020	2019	$	%

	(Dollars in thousands)
Provision for (benefit from) income taxes	$(344)	$12,720	$(13,064)	(103)%
Our annual effective tax rate before discrete items was 30.1% and 24.6% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the estimated annual effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due an increase in non-deductible compensation and equity charges and a decrease in foreign derived intangible income (“FDII”) benefit, partially offset by an increase in research and development credits.
Provision for income taxes for the nine months ended September 30, 2020 included net discrete income tax benefit of $5.0 million, primarily due to a $4.2 million tax benefit from equity compensation.
Provision for income taxes for the nine months ended September 30, 2019 included net discrete income tax benefit of $0.1 million. The net discrete income tax benefit was primarily related to an $8.1 million tax benefit from equity compensation, offset by income tax expense of $9.6 million on the sale of certain intellectual property rights by Aesynt B.V. to Omnicell, Inc. in the first quarter of 2019. In March 2020, Aesynt B.V. subsequently merged with and into Aesynt Holding B.V., with Aesynt Holding B.V. surviving and changing its name to Omnicell B.V.
Refer to Note 13, Income Taxes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
LIQUIDITY AND CAPITAL RESOURCES
We had cash and cash equivalents of $629.2 million at September 30, 2020 compared to $127.2 million at December 31, 2019. All of our cash and cash equivalents are invested in bank accounts with major financial institutions.
Our cash position and working capital at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019

	(In thousands)
Cash	$629,171	$127,210
Working Capital	$729,528	$246,242
Our ratio of current assets to current liabilities was 4.1:1 and 2.0:1 at September 30, 2020 and December 31, 2019, respectively.
Sources of Cash
Credit Facilities
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
On November 15, 2019, we refinanced the Prior Credit Agreement and entered into an Amended and Restated Credit Agreement (as subsequently amended, as discussed below, the “A&R Credit Agreement”) with the lenders from time to time party thereto, Wells Fargo Securities, LLC, Citizens Bank, N.A., and JPMorgan Chase Bank, N.A., as joint lead arrangers and Wells Fargo Bank, National Association, as administrative agent. The A&R Credit Agreement replaced the Prior Credit Agreement and provides for (a) a five-year revolving credit facility of $500.0 million (the “Current Revolving Credit Facility”) and (b) an uncommitted incremental loan facility of up to $250.0 million. In addition, the A&R Credit Agreement includes a letter of credit sub-limit of up to $15.0 million and a swing line loan sub-limit of up to $25.0 million. On November 15, 2019, the $80.0 million outstanding term loan balance under the Prior Facilities was transferred to the Current Revolving Credit Facility.
On September 22, 2020, the parties entered into an amendment (the “Amendment”) to the A&R Credit Agreement to, among other changes, permit the issuance of the convertible senior notes and the purchase of the convertible note hedge transactions described below, expand our flexibility to repurchase our common stock and make other restricted payments and replace the total net leverage covenant with a new secured net leverage covenant that requires us to maintain a consolidated secured net leverage ratio not to exceed 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020 and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter.
As of September 30, 2020, there was no outstanding balance for the Current Revolving Credit Facility and we were in full compliance with all covenants. Refer to Note 8, Debt and Credit Agreements, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. We expect to use future loans under the Current Revolving Credit Facility, if any, for working capital, potential acquisitions, and other general corporate purposes.
Convertible Senior Notes
On September 25, 2020, we completed a private offering of $575.0 million aggregate principal amount of 0.25% convertible senior notes (the “Notes”), including the exercise in full of the initial purchasers’ option to purchase up to an additional $75.0 million principal amount of the Notes. We received proceeds from the issuance of the Notes of $559.7 million, net of $15.3 million of transaction fees and other debt issuance costs. The Notes bear interest at a rate of 0.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes are general senior, unsecured obligations of the Company and will mature on September 15, 2025, unless earlier redeemed, repurchased or converted. Refer to Note 9, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
We used approximately $49.3 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (partially offset by proceeds to the Company from the sale of the warrant transactions), approximately $53.0 million of the net proceeds to repurchase shares of our common stock from purchasers of the Notes, and $150.0 million of the net proceeds to pay down outstanding borrowings under the Current Revolving Credit Facility. We intend to use the remainder of the net proceeds from this offering for working capital and other general corporate purposes, which may include potential acquisitions, strategic transactions, and potential future repurchases of our common stock.
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
For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, we did not sell any of our common stock under the Distribution Agreement.
For the nine months ended September 30, 2019, we received gross proceeds of $38.5 million from sales of our common stock under the Distribution Agreement and incurred issuance costs of $0.7 million on sales of approximately 460,000 shares of our common stock at an average price of approximately $83.81 per share.

As of September 30, 2020, we had an aggregate of $31.5 million available to be offered under the Distribution Agreement. The registration statement under which the shares that may be sold pursuant to the Distribution Agreement are registered will expire on November 3, 2020.
Uses of Cash
Our future uses of cash are expected to be primarily for working capital, capital expenditures, and other contractual obligations. We also expect a continued use of cash for potential acquisitions and acquisition-related activities, as well as repurchases of our common stock.
Our stock repurchase programs have a total of $54.9 million remaining for future repurchases as of September 30, 2020, which may result in additional use of cash. Refer to “Stock Repurchase Program” under Note 14, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report. In September 2020, we repurchased 749,300 shares of our common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. The repurchases were made concurrently with the issuance of the Notes. The repurchases were separately authorized by the Board of Directors, and did not impact the total remaining for future purchases under the previously authorized stock purchase programs. There were no stock repurchases during the three and nine months ended September 30, 2020 and 2019 including under our stock repurchase programs, other than the separately-authorized one-time stock repurchase concurrent with the offering of the Notes in September 2020.
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
Cash Flows
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Net cash provided by (used in):
Operating activities	$109,422	$110,188
Investing activities	(43,174)	(46,761)
Financing activities	435,870	7,045
Effect of exchange rate changes on cash and cash equivalents	(157)	(387)
Net increase in cash and cash equivalents	$501,961	$70,085
Operating Activities
We expect cash from our operating activities to fluctuate in future periods as a result of a number of factors, including the timing of our billings and collections, our operating results, and the timing of other liability payments.
Net cash provided by operating activities was $109.4 million for the nine months ended September 30, 2020, primarily consisting of net income of $15.8 million adjusted for non-cash items of $82.0 million and changes in assets and liabilities of

$11.6 million. The non-cash items primarily consisted of depreciation and amortization expense of $43.9 million, share-based compensation expense of $33.0 million, amortization of operating lease right-of-use assets of $7.7 million, amortization of debt issuance costs of $0.8 million, amortization of discount on convertible senior notes of $0.2 million, and a change in deferred income taxes of $3.6 million. Changes in assets and liabilities include cash inflows from (i) a decrease in accounts receivable and unbilled receivables of $29.7 million primarily due to timing of collections and a decrease in billings due to timing of shipments, (ii) an increase in deferred revenues of $8.8 million primarily due to the timing of shipments in order to meet customers’ implementation schedules and recognition of revenues for product requiring installation, (iii) an increase in other long-term liabilities of $8.1 million primarily due to the deferral of certain payroll taxes due to the CARES Act, (iv) a decrease in inventories of $4.6 million primarily due to timing of shipments and a focus on supply chain efficiencies, (v) an increase in accrued liabilities of $3.3 million, and (vi) a decrease in prepaid commissions of $2.2 million. These cash inflows were partially offset by (i) a decrease in accounts payable of $8.7 million primarily due to an overall decrease in spending, as well as timing of payments, (ii) a decrease in accrued compensation of $8.4 million primarily due to timing of employee stock plan purchases, as well as a decrease in accrued commissions, (iii) a decrease in operating lease liabilities of $7.8 million, (iv) an increase in other current assets of $6.6 million, (v) an increase in prepaid expenses of $6.3 million, (vi) an increase in other long-term assets of $4.0 million, and (vii) an increase in investment in sales-type leases of $3.3 million.
Net cash provided by operating activities was $110.2 million for the nine months ended September 30, 2019, primarily consisting of net income of $39.2 million adjusted for non-cash items of $78.8 million, offset by changes in assets and liabilities of $7.8 million. The non-cash items primarily consisted of depreciation and amortization expense of $39.5 million, share-based compensation expense of $25.2 million, amortization of operating lease right-of-use assets of $7.9 million, amortization of debt issuance costs of $1.7 million, and a change in deferred income taxes of $4.0 million. Changes in assets and liabilities include cash outflows from (i) a decrease in accrued compensation of $8.2 million primarily due to a decrease in accrued commissions and restructuring expenses, as well as timing of payroll, (ii) a decrease in operating lease liabilities of $7.9 million, (iii) an increase in accounts receivable and unbilled receivables of $7.7 million primarily due to an increase in billings, (iv) an increase in inventories of $7.0 million for inventory buildup in support of forecasted sales of new and existing products, (v) an increase in investment in sales-type leases of $5.1 million, and (vi) an increase in prepaid expenses of $1.3 million. These cash outflows were partially offset by (i) an increase in accounts payable of $10.3 million, (ii) an increase in accrued liabilities of $5.3 million, (iii) an increase in other long-term liabilities of $4.1 million, (iv) a decrease in other long-term assets of $3.9 million, (v) an increase in deferred revenues of $3.9 million, (vi) a decrease in other current assets of $1.0 million, and (vii) a decrease in prepaid commissions of $0.9 million.
Investing Activities
Net cash used in investing activities was $43.2 million for the nine months ended September 30, 2020, which consisted of capital expenditures of $17.3 million for property and equipment, and $25.9 million for costs of software development for external use.
Net cash used in investing activities was $46.8 million for the nine months ended September 30, 2019, which consisted of capital expenditures of $12.6 million for property and equipment, and $34.1 million for costs of software development for external use.
Financing Activities
Net cash provided by financing activities was $435.9 million for the nine months ended September 30, 2020, primarily due to proceeds of $559.7 million from the issuance of the Notes net of issuance costs, proceeds of approximately $51.3 million from the sale of warrants in connection with the issuance of the Notes, $150.0 million of proceeds under the Current Revolving Credit Facility, $33.2 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by repayments of $200.0 million of the Current Revolving Credit Facility, approximately $100.6 million for the purchase of the convertible note hedge in connection with the issuance of the Notes, $53.0 million for repurchases of our stock, $4.1 million in employees’ taxes paid related to restricted stock unit vesting, and payments for debt issuance costs related to the Current Revolving Credit Facility of $0.6 million.
Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2019, primarily due to proceeds of $37.8 million from sales of our common stock under the Distribution Agreement and $35.0 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by the repayment of $60.0 million of the Prior Facilities and $5.8 million in employees’ taxes paid related to restricted stock unit vesting.

Contractual Obligations
With the exception of the issuance of the convertible senior notes in September 2020, there have been no significant changes during the nine months ended September 30, 2020 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our annual report on Form 10-K for the year ended December 31, 2019.
Contractual obligations as of September 30, 2020 were as follows:

	Payments due by period
	Total	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and thereafter

	(In thousands)
Operating leases (1)	$66,651	$3,488	$26,053	$16,904	$20,206
Purchase obligations (2)	66,397	49,283	14,851	2,110	153
Convertible senior notes (3)	582,148	—	2,835	2,875	576,438
Total (4)	$715,196	$52,771	$43,739	$21,889	$596,797
_________________________________________________
(1)Commitments under operating leases relate primarily to leased office buildings, data centers, office equipment, and vehicles. Refer to Note 11, Lessee Leases, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
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
(3)We issued convertible senior notes in September 2020 that are due in September 2025. The obligations presented above include both principal and interest for these notes. Although these notes mature in 2025, they may be converted into cash and shares of our common stock prior to maturity if certain conditions are met. Any conversion prior to maturity can result in repayment of the principal amounts sooner than the scheduled repayment as indicated in the table above. Refer to Note 9, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
(4)Refer to Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) of the Exchange Act and the instructions thereto.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We operate in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations between the U.S. dollar and various foreign currencies, the most significant of which are the British Pound and the Euro. In order to manage foreign currency risk, at times we enter into foreign exchange forward contracts to mitigate risks associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities of our foreign subsidiaries. In general, the market risk related to these contracts is offset by corresponding gains and losses on the hedged transactions. By working only with major banks and closely monitoring current market conditions, we seek to limit the risk that counterparties to these contracts may be unable to perform. We do not enter into derivative contracts for trading purposes. As of September 30, 2020, we did not have any outstanding foreign exchange forward contracts.
Interest Rate Fluctuation Risk
We are exposed to interest rate risk through our borrowing activities. As of September 30, 2020, there was no outstanding balance under the A&R Credit Agreement, and the net carrying amount under our convertible senior notes was $462.1 million. Although our convertible senior notes are based on a fixed rate, changes in interest rates could impact the fair value of such notes. As of September 30, 2020, the fair market value of our convertible senior notes was $592.2 million. Refer to Note 9, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

We have used interest rate swap agreements to protect against adverse fluctuations in interest rates by reducing our exposure to variability in cash flows relating to interest payments on a portion of our outstanding debt. Our interest rate swaps, which were designated as cash flow hedges, involved the receipt of variable amounts from counterparties in exchange for us making fixed-rate payments over the life of the agreements. We do not hold or issue any derivative financial instruments for speculative trading purposes. Our interest rate swap agreement matured during the second quarter of 2019. As of September 30, 2020, we did not have any outstanding interest rate swap agreements.
There were no significant changes in our market risk exposures during the nine months ended September 30, 2020 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our annual report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2020.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report is incorporated herein by reference.
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
Risk Factors Related our Business and Industry
We face risks related to adverse public health epidemics, including the ongoing global novel coronavirus (COVID-19) pandemic, which has had an adverse effect and, depending on the severity and duration of the pandemic, could have a material adverse effect on our business, financial condition, and results of operations.
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
In response to the ongoing pandemic, the vast majority of our non-manufacturing and non-customer facing personnel continue to work from home. If significant or critical portions of our workforce are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be materially adversely impacted. In addition, we have suspended in-person participation in certain customer, industry and investor meetings and other events, or such events have been cancelled, postponed or moved to virtual-only experiences, which has reduced our ability to engage with the healthcare and investor communities, and could negatively impact our business. Furthermore, to minimize the need for on-site visits, we are providing remote service and installation options, training programs, and product demonstrations for our customers, leveraging technology to enable our sales team to operate in a remote sales environment. However, our remote training, sales and service capabilities may be less effective than our ordinary in-person programs and service visits, which could adversely affect our relationships with new and prospective customers and harm our business.
Demand for our solutions, many of which involve a significant initial financial commitment from our customers, is largely dependent on our customers’ financial strength and capital and operating budgets. As a result of the pandemic, health systems have faced increased costs, decreased revenue and cash flow challenges due to cancelled or postponed elective procedures and other reduced demand. In addition, due to social distancing concerns, our customers may cancel, defer or delay purchases or installations of our solutions in order to reduce the number of personnel entering their facilities. Decisions by our customers to cancel, defer or delay capital expenditure projects, generally reduced capital expenditures by healthcare facilities, and financial losses sustained by health systems as a result of the COVID-19 pandemic, could decrease demand for our products and related services, resulting in decreased revenue and lower revenue growth rates, which would adversely affect our operating results, perhaps materially. For example, during the first half of 2020, in response to the pandemic, our customers delayed or deferred purchasing decisions and/or implementation of our solutions, resulting in delayed implementations and lower product bookings compared to management’s expectations prior to the COVID-19 outbreak.
In addition, although we have not experienced any material disruptions to our supply chain to date, any future prolonged disruption to our suppliers as a result of the COVID-19 pandemic and associated containment measures could significantly disrupt our supply chain and impact our ability to produce our products, which would negatively impact our sales and operating results.
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
The global COVID-19 pandemic continues to rapidly evolve, and the full extent to which COVID-19 will continue to impact our business, results of operations, and financial position will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the severity, resurgences and duration of the outbreak, travel restrictions, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease.
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
Unfavorable economic and market conditions and a decreased demand in the capital equipment market could adversely affect our operating results.
Customer demand for our products is significantly linked to the strength of the economy. If decreases in demand for capital equipment caused by weak economic conditions and decreased corporate and government spending, any effects of fiscal budget balancing at the federal level, proposed legislative changes or other uncertainties in connection with the current election year, deferrals or delays of capital equipment projects, longer time frames for capital equipment purchasing decisions, or generally reduced expenditures for capital solutions occurs, we will experience decreased revenues and lower revenue growth rates, and our operating results could be materially and adversely affected.
We may fail to develop new solutions or enhance existing solutions to react to changes in technology and customer requirements in a timely and cost-effective manner, or our new or enhanced solutions may not achieve market acceptance.
We must develop new products or enhance existing products to react to evolving technologies and industry standards, and meet changing demands of our customers. This process can be time-consuming, costly, and complex, and usually requires us to accurately anticipate technological innovations and market trends. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.
New product developments, such as our XT Series, XR2 Automated Central Pharmacy System and IVX semi-automated workflow solution, or product enhancements, may be late, have technical problems (including software defects, errors or bugs), fail to meet customer or market specifications, not be competitive with other products using alternative technologies that offer comparable performance and functionality, or not be accepted in new or existing markets, which, in any case, could damage our reputation or otherwise harm our business, financial condition and results of operations. For example, we experienced technical quality issues with respect to early shipments of our XT Series automated dispensing systems, which required significant resources to analyze the source of the deficiencies and implement corrective actions.
Our ability to execute successfully on our vision of a fully digitized and autonomous pharmacy depends on our ability to continue to develop and introduce new products or product enhancements, and integrate new products with existing offerings, in furtherance of this vision in a timely manner and on a cost-effective basis. If we fail to do so, we may be unable to achieve the vision of the autonomous pharmacy, we may not realize the anticipated benefits of our investments in support of this vision, and this could have a material adverse effect on our business, financial condition, and results of operations.
We operate in highly competitive markets, and we may be unable to compete successfully.
The markets in which we operate are intensely competitive. We expect continued and increased competition from current and future competitors, in the medication management automation solutions market and the medication adherence solutions market, many of which have significantly greater financial, technical, marketing and other resources than we do.
The competitive challenges we face in the markets in which we operate include, but are not limited to, the following:
•current or future competitors may offer or have the ability to offer a broader range of solutions than us, develop alternative solutions that provide a better customer outcome or lower cost of operation, develop new features or capabilities for their products that could compete with ours, or devote greater resources to the development, promotion and sale of their products than we do;
•competitive pressures could result in increased price competition for our products and services, fewer customer orders, and reduced gross margins;
•current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, including larger, more established healthcare supply companies, thereby increasing their ability to develop and offer a broader suite of products and services;

•our industry has recently experienced a significant degree of consolidation which could lead to competitors developing new business models that require us to adapt how we market, sell, or distribute our products;
•certain competitors have greater brand name recognition and a more extensive installed base than we do, and such advantages could be used to increase their market share;
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
A significant portion of domestic and international healthcare facilities still use traditional approaches to medication and/or supply management in some form that do not include fully automated methods of medication management. As a result, we must continuously educate existing and prospective customers about the advantages of our medication management automation solutions and medication packaging systems, which requires significant sales efforts and can cause longer sales cycles. Despite our significant efforts and extensive time commitments in sales to healthcare facilities, we cannot be assured that our efforts will result in sales to these customers.
In addition, our medication management automation solutions and our more complex automated packaging systems typically represent a sizable initial capital expenditure for healthcare organizations. Changes in the budgets of these organizations and the timing of spending under these budgets can have a significant effect on the demand for our medication management automation solutions, medication packaging systems, and related services. These budgets are often supported by cash flows that can be negatively affected by declining investment income and influenced by limited resources, increased operational and financing costs, macroeconomic conditions, and conflicting spending priorities among different departments. Any decrease in expenditures by healthcare facilities or increased financing costs (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could decrease demand for our medication management automation solutions, medication packaging systems, and related services, and reduce our revenues.
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position.
On November 15, 2019, we refinanced our existing senior secured credit facility pursuant to an amended and restated agreement with certain lenders, and Wells Fargo Bank, National Association, as administrative agent (as amended, the “A&R Credit Agreement”). The A&R Credit Agreement provides for a five-year revolving credit facility of $500.0 million and an uncommitted incremental loan facility of up to $250.0 million.
In addition, on September 25, 2020, we issued $575.0 million aggregate principal amount of 0.25% Convertible Senior Notes due 2025 (the “Notes”), pursuant to an indenture, dated September 25, 2020 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. We used a portion of the proceeds from the issuance of the Notes to repay all outstanding borrowings under the revolving credit facility.
Our debt may limit our ability to borrow additional funds or use our existing cash flow for working capital, capital expenditures, acquisitions, or other general business purposes; limit our flexibility to plan for, or react to, changes in our business and industry; place us at a competitive disadvantage compared to our less leveraged competitors; and increase our vulnerability to the impact of adverse economic and industry conditions.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as borrowing more money, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or do so on desirable terms, which could result in a default on our debt obligations, including the Notes. In addition, as more fully described below, the A&R Credit Agreement includes customary restrictive covenants that impose operating and financial restrictions on us.

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
We currently offer our IV compounding robots, Medication Packager products, and XR2 Automated Central Pharmacy System together with personnel to operate the equipment, through subscription agreements. We also offer Omnicell One (formerly Performance Center), EnlivenHealth Patient Engagement, and certain other products and solutions as a subscription and/or service. IVX Workflow also contains a payment stream as part of the license fees in its pricing structure. As we continue to execute on the autonomous pharmacy vision and grow subscription and cloud-based offerings, we may offer additional products and services on a subscription basis. The transition to selling more products and services on a subscription basis presents a number of risks. The shift requires an investment of technical, financial, compliance and sales resources, and we cannot guarantee that we will recoup the costs of such investments, or that these investments will improve our long-term growth and results of operations. If adoption of certain subscription products takes place faster than anticipated, the shift to subscription revenues from capital equipment sales will defer revenue recognition and we may experience a temporary reduction of revenues. If any of our subscription products do not substantially meet customer requirements, customers may cancel subscriptions, causing a decline in revenue. Customers may elect not to renew their subscriptions upon expiration, or they may attempt to renegotiate pricing or other contractual terms at or prior to renewal on terms that are less favorable to us. In addition, since revenue is generally recognized over the term of the subscription, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods, and it will also be more difficult for us to rapidly increase our revenue through additional subscription sales in any one period.
Delays in installations of our medication management automation solutions or our more complex medication packaging systems could harm our competitive position, results of operations, and financial condition.
The purchase of our medication management automation solutions or our more complex medication packaging systems is often part of a customer’s larger initiative to re-engineer its pharmacy and their distribution and materials management systems. The purchase of our systems often entails larger strategic purchases by customers that generally require more complex and stringent contractual requirements, involve a significant commitment of management attention and resources by prospective customers, and require the input and approval of many decision-makers. In addition, new product announcements can cause a delay in our customers’ decisions to purchase our products or convert pending orders for our older products to those of our newer products, such as the XT Series. For these and other reasons, the sales cycle associated with sales of our systems is often lengthy and subject to a number of delays over which we have little or no control. A delay in, or loss of, sales of these systems (including as a result of the impacts of public health crises such as the ongoing COVID-19 pandemic) could have an adverse effect upon our operating results and could harm our business.
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
We receive, store, and process personal information and other data from and about customers, in addition to our employees and services providers. In addition, our customers use our solutions to obtain and store personal information, including personal health information. For example, our customers use our EnlivenHealth Patient Engagement platform to guide and track patient notes, interventions and appointments, which involves the collection of personal health information of patients. Our handling of data is subject to a variety of laws and regulations by state, local, and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. In the United States, these include federal health information privacy laws (such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), discussed below), security breach notification laws, and consumer protection laws, as well as state laws addressing privacy and data security (such as The California Consumer Privacy Act of 2018).
Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than many regulations in the United States. For example, within the European Union, the General Data Protection Regulation (“GDPR”) imposes more stringent data protection requirements on U.S.-based companies such as ours which receive or process personal information from EU residents, and establishes greater penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues, and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers, and data subjects.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may legally or contractually apply to us. We also expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, and information security. We cannot predict the scope of any such future laws, regulations, and standards that may be applicable to us, or how courts, agencies, or data protection authorities might interpret current ones. It is possible that these laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions.
Compliance with privacy, data protection, and information security laws, regulations, and other obligations is costly, and we may encounter difficulties, delays, or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operations. For example, as discussed further in the section entitled “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, we are currently and have in the past been subject to certain class action lawsuits asserting, among other allegations, claims of violation of the Illinois Biometric Information Privacy Act.
If we experience a significant disruption in our information technology systems, breaches of data security, or cyber-attacks on our systems or solutions, our business could be adversely affected.
We rely on information technology (IT) systems to keep financial records and corporate records, communicate with staff and external parties, and operate other critical functions, including sales and manufacturing processes. We also utilize third-party cloud services in connection with our operations. Our IT systems and third-party cloud services are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses, public health crises such as the ongoing COVID-19 pandemic, other catastrophic events or environmental impact. Any prolonged system disruption in our IT systems or third-party cloud services could negatively impact the coordination of our sales, planning, and manufacturing activities, which could harm our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal IT systems. Although we maintain offsite back-ups of our data, a disruption of operations at our facilities could materially disrupt our business if we are not capable of restoring function within an acceptable time frame.
Our IT systems and third-party cloud services are potentially vulnerable to cyber-attacks or other data security breaches, by employees or others, which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or to the public exposure of sensitive and confidential information of our employees, customers, suppliers, and others, any of which could have a material adverse effect on our business, financial condition, and results of operations. Moreover, a security breach or privacy violation that leads to disclosure or modification of, or prevents access to, patient information, including personally identifiable information or protected health information, could harm our reputation, result in litigation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenues.
In addition, we sell certain solutions that receive, store, and process our customers’ data. For example, our Omnicell One (formerly Performance Center) solution combines a cloud-based predictive intelligence platform with expert services designed to monitor pharmacy operations and recommend opportunities to help improve efficiency, regulatory compliance and patient outcomes. In addition, our EnlivenHealth Patient Engagement platform is a private cloud-based solution that supports improving patient adherence goals through a single web-based platform that hosts functionality to guide and track patient notes, interventions and appointments. An effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive and confidential information of our customers (including protected health information), and disrupt our customers’ operations. Any of these events could cause our solutions to be perceived as having security vulnerabilities and reduce demand for our solutions, which could have a material adverse effect on our business, financial condition, and results of operations. These risks are likely to increase as we continue to grow our cloud-based offerings, including in support of the autonomous pharmacy vision, and as we receive, store, and process more of our customers’ data.
While we have implemented a number of security measures designed to protect our systems and data, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications, and disaster recovery procedures, and have designed certain security features into our solutions, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects as breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm. Additionally, we use third-party cloud providers in connection with certain of our cloud-based offerings or third-party providers to host our own data, in which case we rely on the processes, controls, and security such third parties have in place to protect the infrastructure. We also may acquire companies, products, services, and technologies and inherit such risks when we integrate these acquisitions within Omnicell.
Any failure to prevent such security breaches or privacy violations, or implement satisfactory remedial measures, could require us to expend significant resources to remediate any damage, disrupt our operations or the operations of our customers, damage our reputation, or expose us to a risk of financial loss, litigation, regulatory penalties, contractual indemnification obligations, or other liability.
We may fail to realize the potential benefits of acquired businesses, including the 340B Link Business, which could negatively affect our business, financial condition, and operating results.
We have in the past acquired businesses, and expect to continue to seek to acquire businesses, technologies, or products in the future. For example, we acquired Aesynt and Ateb in 2016, InPharmics in 2017 and the 340B Link Business in October 2020. We cannot provide assurance that any acquisition or future transaction we complete will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate or manage the acquired businesses, including the 340B Link Business.
These transactions may involve significant challenges, uncertainties, and risks, including:
•difficulties in combining previously separate businesses into a single unit and the complexity of managing a more dispersed organization as sites are acquired;
•difficulties in right-sizing organizations and gaining synergies across acquired operations;
•complying with regulatory requirements, such as those of the FDA, that we were not previously subject to;
•failure to understand and compete effectively in markets in which we have limited previous experience;
•substantial costs and diversion of management’s attention when evaluating and negotiating such transactions and then integrating an acquired business, including any unforeseen delays and expenditures that may result;
•discovery, after completion of the acquisition, of liabilities assumed in acquisitions that are broader in scope and magnitude or are more difficult to manage than originally assumed;
•difficulties assimilating and retaining key personnel of an acquired business;
•failure to achieve anticipated benefits such as revenue enhancements and operational and cost efficiencies;
•difficulties in integrating newly acquired products and solutions in our offerings, or inability or failure to expand product bookings and sales or effectively coordinate sales and marketing efforts of the combined company;
•inability to maintain business relationships with customers and suppliers of newly acquired companies due to post-acquisition disruption; and
•inability or failure to successfully integrate financial reporting and information technology systems.
If we are not able to successfully integrate or manage the acquired businesses and their operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, and operating results may be negatively impacted.

If goodwill or other intangible assets that we expect to record in connection with the 340B Link Business acquisition, recorded in connection with the Aesynt, Ateb, and InPharmics acquisitions, or have recorded in connection with prior acquisitions, become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the 340B Link Business acquisition in October 2020, we expect to record a significant amount for goodwill and other intangible assets. In addition, in connection with the accounting for the Aesynt and Ateb acquisitions in 2016, and the InPharmics acquisition in 2017, we recorded a significant amount of goodwill and other intangible assets, and we maintain significant goodwill and other intangible assets relating to prior acquisitions, such as our acquisitions of MTS, Avantec, and Mach4. As of September 30, 2020, we had recorded approximately $446.5 million net, in goodwill and intangible assets in connection with past acquisitions. Under U.S. generally accepted accounting principles, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
The healthcare industry faces changes to healthcare legislation and other healthcare reform, as well as financial constraints and consolidation, which could adversely affect the demand for our products and services.
The healthcare industry has faced, and will likely continue to face, significant financial constraints. U.S. government legislation and program rulemaking may cause customers to postpone purchases of our products due to reductions in federal healthcare program reimbursement rates and/or needed changes to their operations in order to meet the requirements of legislation or in anticipation of future rulemaking. Our automation solutions often involve a significant financial commitment from our customers and, as a result, our ability to grow our business is largely dependent on our customers’ capital and operating budgets. To the extent current or proposed legislation and program rules promote spending on other initiatives or healthcare providers’ spending declines or increases more slowly than we anticipate, demand for our products and services could decline.
Healthcare providers have consolidated to create larger healthcare delivery organizations in order to achieve economies of scale and/or greater market power. If this consolidation continues, it would increase the size of certain target customers, which could increase the cost, effort, and difficulty in selling our products to such customers, or could cause our existing or potential customers to begin utilizing our competitors’ products if such customers are acquired by healthcare providers that prefer our competitors’ products to ours. In addition, the resulting organizations could have greater bargaining power, which may lead to price erosion.
Government regulation of the healthcare industry could reduce demand for our products, or substantially increase the cost to produce our products.
The manufacture and sale of most of our current products are not regulated by the FDA, or the Drug Enforcement Administration (“DEA”). Through our acquisition of Aesynt, we have both Class I and Class II, 510(k) exempt medical devices which are subject to FDA regulation and require compliance with the FDA Quality System Regulation as well as medical device reporting. Additional products may be regulated in the future by the FDA, DEA, or other federal agencies due to future legislative and regulatory initiatives or reforms. Direct regulation of our business and products by the FDA, DEA, or other federal agencies could substantially increase the cost to produce our products and increase the time required to bring those products to market, reduce the demand for our products, and reduce our revenues. In addition, our customers include healthcare providers and facilities subject to regulation by the DEA, pharmacies subject to regulation by individual state boards of pharmacy and hospitals subject to accreditation by accrediting organizations approved by the Centers for Medicare & Medicaid Services, such as the Joint Commission, and the rules, regulations and standards of such regulators and accrediting organizations. Any failure of our customers to comply with the applicable rules, regulations and standards, could reduce demand for our products and harm our competitive position, results of operations, and financial condition.
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
•reduced protection for intellectual property rights in certain jurisdictions;
•the imposition of, or adverse changes in, international laws and regulations, including privacy and security, labor, import, export, trade, environmental standards, product compliance, tax, anti-bribery, and employment laws;
•fluctuations in currency exchange rates and difficulties in repatriating funds from certain countries;
•additional investment, coordination, and lead-time necessary to successfully interface our automation solutions with the existing information systems of our customers or potential customers outside of the United States;
•political unrest, terrorism, and other potential hostilities in areas in which we have facilities or operations; and
•epidemics, pandemics or other major public health crises, such as the ongoing COVID-19 pandemic.
If we are unable to anticipate and address these risks properly, our business or operating results will be harmed.
Furthermore, changes in export or import regulation and other trade barriers and uncertainties may have an adverse effect on our business. For example, in recent years, the U.S. government advocated greater restrictions on trade generally and tariff increases on certain goods imported into the United States, particularly from China. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries (including China), what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, other governmental action related to tariffs or trade agreements or policies, or the related uncertainties, has the potential to adversely impact our supply chain and costs, which could in turn adversely affect our business, financial condition, and results of operations.
Covenants in our A&R Credit Agreement restrict our business and operations in many ways, and if we do not effectively manage our compliance with these covenants, our financial conditions and results of operations could be adversely affected.
The A&R Credit Agreement contains various customary covenants that limit our ability and/or our subsidiaries’ ability to, among other things, incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons; issue redeemable preferred stock; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem, or repurchase certain debt; make loans, investments, acquisitions, and capital expenditures; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; and consolidate or merge with or into, or sell substantially all of our assets to, another person.
The A&R Credit Agreement also includes financial covenants requiring us (i) not to exceed a maximum consolidated secured net leverage ratio of 3.50:1 for the calendar quarters ending September 30, 2020, December 31, 2020 and March 31, 2021 and 3.00:1 for the calendar quarters ending thereafter and (ii) to maintain a minimum interest coverage ratio of 3.00:1. Our ability to comply with these financial covenants may be affected by events beyond our control. Our failure to comply with any of the covenants under the A&R Credit Agreement could result in a default under the terms of the A&R Credit Agreement, which could permit the administrative agent or the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility, which could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, if we are unable to repay those amounts, the administrative agent and the lenders under the A&R Credit Agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.

Our success is dependent on our ability to recruit and retain skilled and motivated personnel.
Our success is highly dependent upon the continuing contributions of our key management, sales, technical, and engineering staff, and on our ability to attract, train, and retain highly skilled and motivated personnel. As more of our products are installed in increasingly complex environments, greater technical expertise will be required. As our installed base of customers increases, we will require additional resources to meet increased demands on our customer service and support personnel. Furthermore, as we execute on the autonomous pharmacy vision and grow our cloud-based software as a service and solution as a service offerings, more specialized expertise will be required. Competition for such personnel can be intense, and we may not be successful in attracting and retaining qualified personnel. Competitors have in the past attempted, and may in the future attempt, to recruit our employees. In addition, since equity compensation is a key component of our employee compensation program, any failure to receive stockholder approval for future proposed increases to the number of shares reserved for issuance under our equity incentive plans could prevent us from granting equity compensation at competitive levels and make it more difficult to attract, retain, and motivate employees, including key employees of acquired businesses. Failure to attract and retain key personnel could harm our competitive position, results of operations, and financial condition.
Our failure to protect our intellectual property rights could negatively affect our ability to compete.
Our success depends in part on our ability to obtain patent protection for technology and processes, and our ability to preserve our trademarks, copyrights, and trade secrets. We have pursued patent protection in the United States and foreign jurisdictions for technology that we believe to be proprietary and for technology that offers us a potential competitive advantage for our products. We intend to continue to pursue such protection in the future. Our issued patents relate to various features of our medication management automation solutions and medication packaging systems. We cannot assure you that we will file any patent applications in the future and that any of our patent applications will result in issued patents, or that, if issued, such patents will provide significant protection for our technology and processes. Furthermore, we cannot assure you that others will not design around the patents we own. All of our system software is copyrighted and subject to the protection of applicable copyright laws. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary, which could harm our competitive position.
If we are unable to maintain our relationships with group purchasing organizations (“GPOs”) or other similar organizations, we may have difficulty selling our products and services to customers represented by these organizations.
A number of GPOs have negotiated standard contracts for our products on behalf of their member healthcare organizations. Members of these GPOs may purchase under the terms of these contracts, which obligate us to pay the GPO a fee. We have also contracted with the United States General Services Administration, allowing the Department of Veteran Affairs, the Department of Defense, and other Federal Government customers to purchase our products. These contracts enable us to more readily sell our products and services to customers represented by these organizations. Some of our contracts with these organizations are terminable at the convenience of either party. The loss of any of these relationships could impact the breadth of our customer base and could impair our ability to meet our revenue targets or increase our revenues. These organizations may not renew our contracts on similar terms, if at all, and they may choose to terminate our contracts before they expire, any of which could cause our revenues to decline.
If we are unable to meet the demands of, or maintain our relationships with, our institutional and retail pharmacy customers, our revenue from sales of blister cards and other consumables may decline.
Approximately 9% of our revenues during the nine months ended September 30, 2020 were generated from the sale of consumable medication packages, most of which are produced in our St. Petersburg, Florida facility on a continuous basis and are shipped out to fulfill the demands of our institutional and retail pharmacy customers domestically and abroad. The demands placed on institutional and retail pharmacies by their customers represent real time requirements of those customers. Our customer agreements for the sale of consumable medication packages are typically short-term in nature and typically do not impose volume commitments on the customer. If we are unable to supply quality packaging to our customers in a timely manner, they may use alternative methods of distributing medications to their customers, including consumable medication packaging sold by our competitors, and our revenues will decline. Any disruption in the production capabilities of our St. Petersburg facilities will adversely affect our ability to ship our consumable medication packages globally and would reduce our revenues.
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
Although we generally use parts and components for our products with a high degree of modularity, certain components are presently available only from a single source or limited sources. We rely on a limited number of suppliers for the raw materials necessary to produce our consumable medication packages. While we have generally been able to obtain adequate supplies of all components and raw materials in a timely manner from existing sources, or where necessary, from alternative sources, we entered into relationships with new suppliers in connection with the launch of our XT Series products. We engage multiple single source third-party manufacturers to build several of our sub-assemblies. The risks associated with changing to alternative vendors, if necessary, for any of the numerous components used to manufacture our products could limit our ability to manufacture our products and harm our business. Due to our reliance on a few single source partners to build our hardware sub-assemblies and on a limited number of suppliers for the raw materials that are necessary in the production of our consumable medication packages, a reduction or interruption in supply from our partners or suppliers, or a significant increase in the price of one or more components could have an adverse impact on our business, results of operations, and financial condition. In certain circumstances, the failure of any of our suppliers or us to perform adequately could result in quality control issues affecting end users’ acceptance of our products, which could damage customer relationships and harm our business.
The United Kingdom’s recent withdrawal from the European Union (“Brexit”) could adversely affect us.
The United Kingdom (the “UK”) left the European Union (the “EU”) on January 31, 2020. During a transition period scheduled to end on December 31, 2020 (the “Brexit Transition Period”), the UK remains subject to EU rules, after which negotiations between the UK and the EU are expected to continue to determine the future customs and trading relationship between the UK and the EU. The effects of Brexit have been and are expected to continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally, continue to contribute to uncertainty regarding the regulation of data protection in the UK, disrupt the free movement of goods, services, and people between the UK and the EU, and lead to legal uncertainty and potentially divergent national laws and regulations for the UK. The full effects of Brexit are uncertain and will remain so until after the Brexit Transition Period and the UK and EU reach a definitive resolution with regards to outstanding trade and legal matters and, accordingly, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain.
Our U.S. government lease agreements are subject to annual budget funding cycles and mandated unilateral changes, which may affect our ability to enter into such leases or to recognize revenues, and sell receivables based on these leases.
U.S. government customers that lease our equipment typically sign contracts with five-year payment terms that are subject to one-year government budget funding cycles. Further, the government has in certain circumstances mandated unilateral changes in its Federal Supply Services contract that could render our lease terms with the government less attractive. In our judgment and based on our history with these accounts, we believe these receivables are collectible. However, in the future, the failure of any of our U.S. government customers to receive their annual funding, or the government mandating changes to the Federal Supply Services contract could impair our ability to sell lease equipment to these customers or to sell our U.S. government receivables to third-party leasing companies. In addition, the ability to collect payments on unsold receivables could be impaired and may result in a write-down of our unsold receivables from U.S. government customers. The balance of our unsold leases to U.S. government customers was $23.6 million as of September 30, 2020.
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
We expect that developers of medication management automation solutions and medication packaging systems will be increasingly subject to infringement claims as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. In the future, third parties may claim that we have infringed upon, misappropriated or otherwise violated their intellectual property rights with respect to current or future products. We do not carry special insurance that covers intellectual property infringement claims; however, such claims may be covered under our traditional insurance policies. These policies contain terms, conditions, and exclusions that make recovery for intellectual property infringement claims difficult to guarantee. Any infringement claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our competitive position, results of operations, and financial condition.
Product liability claims against us could harm our competitive position, results of operations and financial condition.
Our products include medication management automation solutions and medication adherence products and services for healthcare systems and pharmacies. Despite the presence of healthcare and pharmacy professionals as intermediaries between our products and patients, if our products fail to provide accurate and timely information or operate as designed, customers, patients or their family members could assert claims against us for product liability. For example, as further discussed under “Legal Proceedings” in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report, we are currently subject to certain lawsuits, asserting, among other allegations, claims of product liability. Moreover, failure of health care facility and pharmacy employees to use our products for their intended purposes could result in product liability claims against us. Litigation with respect to product liability claims, regardless of any outcome, could result in substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products. We possess a variety of insurance policies that include coverage for general commercial liability and technology errors and omissions liability. We attempt to mitigate these risks through contractual terms negotiated with our customers. However, these policies and protective contractual terms may not be adequate against product liability claims. A successful claim brought against us, or any claim or product recall that results in negative publicity about us, could harm our competitive position, results of operations, and financial condition. Also, in the event that any of our products is defective, we may be required to recall or redesign those products.
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
Risks Related to Ownership of our Common Stock
The market price of our common stock may continue to be highly volatile.
Our common stock traded between $54.24 and $94.85 per share during the nine months ended September 30, 2020. The market price of our common stock has been and may continue to be highly volatile in response to various factors, many of which are beyond our control, including:
•actual or anticipated changes in our operating results, and whether our operating results or forecasts meet the expectations of securities analysts or investors;
•changes in the ratings of our common stock by securities analysts or changes in their earnings estimates;
•developments in our customer relationships;
•announcements by us or our competitors of technological innovations or new products;
•mergers, acquisitions, combinations and other significant transactions involving us or our competitors;
•level of demand for our common stock, and actions by stockholders or short sellers of our common stock;
•epidemics, pandemics or other major public health crises, such as the ongoing COVID-19 pandemic; or
•general economic and market conditions.
Furthermore, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These broad market fluctuations may cause the market price of our common stock to decline irrespective of our performance. In addition, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could lower the market price of our common stock.
In addition, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. For example, in July 2019, a putative class action lawsuit was filed against Omnicell and certain of our officers alleging that the defendants violated federal securities laws by making certain materially false and misleading statements. While this action is concluded following the lead plaintiff's voluntary dismissal as to all defendants, we may in the future be subject to other class action lawsuits, especially following periods of volatility in our stock price.
Our quarterly operating results may fluctuate and may cause our stock price to decline.
Our quarterly operating results may vary in the future. In addition to other factors discussed in this “Risk Factors” section, factors that may cause our quarterly operating results to fluctuate include, but are not limited to, the following:
•the size, product mix, and timing of orders for our products, and their installation and integration;
•our ability to successfully install our products on a timely basis and meet other contractual obligations necessary to recognize revenue;
•fluctuations in customer demand for our products, including due to changes in our customers’ budgets;
•our ability to control costs, including operating expenses, and continue cost reduction efforts;
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
•changes in, and our ability to successfully execute on, our business strategy; and
•macroeconomic and political conditions, including fluctuations in interest rates, tax increases, availability of credit markets, and trade and tariff actions.
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
Certain provisions in our charter documents and under Delaware law may delay or prevent an acquisition of us and limit our stockholders’ ability to obtain a favorable judicial forum for certain disputes.
Certain anti-takeover provisions of Delaware law and our charter documents may make a change in control of our Company more difficult, even if a change in control would be beneficial to the stockholders. Our certificate of incorporation provides that stockholders' meetings may only be called by our Board of Directors. Our bylaws provide that stockholders may not take action by written consent, and require that stockholders comply with advance notice procedures to nominate director candidates for election or to propose matters to be acted upon at a meeting of our stockholders. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, our Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our Company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future including, without limitation, a stockholder rights plan.
In addition, our bylaws also establish the Delaware Court of Chancery as the exclusive forum for certain legal actions, including certain stockholder disputes, and establish the federal district courts of the United States of America as the exclusive forum for any action asserting a cause of action arising under the Securities Act of 1933, as amended, which exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or other employees.
Risk Factors Related to our Notes
Conversion of the Notes may dilute the ownership interest of our stockholders, depress the price of our common stock or, if the conditional conversion feature of the Notes is triggered, adversely affect our financial condition and operating results.
The Notes are convertible at the option of the holders on or after May 15, 2025 and, in certain circumstances, prior to May 15, 2025. The initial conversion rate for the Notes is 10.2751 shares of the Company’s common stock per $1,000 principal amount of Notes, subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling of our common stock by market participants because the conversion of the Notes could be used to satisfy short positions, or the anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Prior to May 15, 2025, if a circumstance that permits early conversion occurs, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component is treated as a discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We report larger net losses or lower net income in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect our reported or future financial results and the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method for earnings per share purposes, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
In August 2020, the FASB published an accounting standards update (ASU) 2020-06, which amends these accounting standards by reducing the number of accounting models for convertible instruments and limiting instances of separate accounting for the debt and equity or a derivative component of the convertible debt instruments. ASU 2020-06 also will no longer allow the use of the treasury stock method for convertible instruments and instead require application of the “if- converted” method. Under that method, diluted earnings per share will generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. These amendments will be effective for public companies for fiscal years beginning after December 15, 2021, with early adoption permitted, but no earlier than fiscal years beginning after December 15, 2020.
The convertible note hedge and warrant transactions may affect the value of our common stock.
In connection with the offering of the Notes, we entered into convertible note hedge transactions with an affiliate of one of the initial purchasers of the Notes and certain other financial institutions (the “option counterparties”). We also entered into warrant transactions with the option counterparties. The convertible note hedge transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do in connection with any conversion of the Notes or redemption or repurchase of the Notes), which could cause or avoid an increase or a decrease in the market price of our common stock.
We will also be subject to the risk that these option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
General Risk Factors
Changes in our tax rates, exposure to additional tax liabilities, or the adoption of new tax legislation could adversely affect our business and financial condition.
We are subject to taxes in the United States and foreign jurisdictions. Our future effective tax rates could be affected by several factors, many of which are outside of our control, including: changes in the mix of earnings with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in federal, state, and international laws or their interpretation, adjustments to income tax expense upon the finalization of tax returns, changes in tax attributes, or changes in accounting principles. We regularly assess the likelihood of adverse outcomes to determine the adequacy of our provision for taxes. We are also subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results. Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and there may be a material difference between the forecasted and the accrued effective tax rates, especially due to the volatility and uncertainty of global economic conditions resulting from the COVID-19 pandemic. Any increase in our effective tax rate would reduce our profitability.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the quarter ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1, 2020 - July 31, 2020	—	$—	—	$54,900,000
August 1, 2020 - August 31, 2020	—	$—	—	$54,900,000
September 1, 2020 - September 30, 2020 (2)	749,300	$70.78	—	$54,900,000
Total	749,300	$70.78	—	$54,900,000
_________________________________________________
(1)On August 2, 2016, the Company’s Board of Directors authorized a stock repurchase program providing for the repurchase of up to $50.0 million of the Company’s common stock (the “2016 Repurchase Program”). The 2016 Repurchase Program is in addition to the stock repurchase program approved by the Board on November 4, 2014 (the “2014 Repurchase Program”). As of September 30, 2020, the maximum dollar value of shares that may yet be purchased under the 2016 Repurchase Program and the 2014 Repurchase Program was $54.9 million. The stock repurchase programs do not obligate the Company to repurchase any specific number of shares, and the Company may terminate or suspend the repurchase programs at any time.
(2)In September 2020, the Company repurchased in privately negotiated transactions 749,300 shares of its common stock from purchasers of the Notes in the offering in privately negotiated transactions effected through one of the initial purchasers or its affiliate at an average price of $70.78 per share for an aggregate purchase price of approximately $53.0 million. Refer to “Stock Repurchase Program” under Note 14, Employee Benefits and Share-Based Compensation, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report for more details.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated August 11, 2020, by and among Omnicell, Inc., PSGH, LLC, BW Apothecary Holdings, LLC, the sellers identified therein and the sellers’ representative	8-K	000-33043	2.1	8/12/2020

2.2+	Amendment No. 1 dated October 1, 2020 to Equity Purchase Agreement, by and among Omnicell, Inc. and the sellers’ representative

3.1	Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.1	9/20/2001

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Omnicell, Inc.	10-Q	000-33043	3.2	8/9/2010

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock	10-K	000-33043	3.2	3/28/2003

3.4	Second Amended and Restated Bylaws of Omnicell, Inc. dated August 6, 2020	8-K	000-33043	3.1	8/12/2020

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.2	Form of Common Stock Certificate	S-1/A	333-57024	4.1	7/24/2001

4.3	Indenture, dated as of September 25, 2020, by and between Omnicell, Inc. and U.S. Bank National Association, as Trustee	8-K	000-33043	4.1	9/25/2020

4.4	Form of Global Note, representing Omnicell, Inc.’s 0.25% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture referenced as Exhibit 4.3)	8-K	000-33043	4.2	9/25/2020

10.1*	Form of Option Grant Notice and Form of Global Option Agreement for 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.1	7/31/2020

10.2*	Form of Restricted Stock Unit Grant Notice and Form of Global Restricted Stock Unit Award Agreement for 2009 Equity Incentive Plan, as amended	10-Q	000-33043	10.2	7/31/2020

10.3	First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 2020, among Omnicell, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	000-33043	10.1	9/22/2020

10.4	Form of Convertible Note Hedge Confirmation	8-K	000-33043	10.1	9/25/2020

10.5	Form of Warrant Confirmation	8-K	000-33043	10.2	9/25/2020

31.1+	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2+	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a)

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

OMNICELL, INC.
Date:	October 30, 2020	By:	/s/ Peter J. Kuipers
Peter J. Kuipers, Executive Vice President & Chief Financial Officer